Form 10-K
period 1993-12-31
CATELLUS DEVELOPMENT CORP
filed 1994-03-28
CIK 865937

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                             -----------------------
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993    COMMISSION FILE NUMBER 0-18694

                              CATELLUS DEVELOPMENT
                                   CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 94-2953477
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

                               201 MISSION STREET,
                        SAN FRANCISCO, CALIFORNIA  94105
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (415) 974-4500

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                             NAME OF EACH EXCHANGE ON WHICH
TITLE OF EACH CLASS                                   REGISTERED
- -------------------                          ------------------------------
Common Stock, $.01 par value per share       New York, Pacific, Midwest Stock
                                                       Exchanges
$3.75 Series A Cumulative Convertible        New York Stock Exchange
          Preferred Stock

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes __X__    No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   Yes _____    No __X__

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $284,000,000 on March 15, 1994.

     As of March 15, 1994, there were 72,967,236 issued and outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 1994 Annual Meeting of Stockholders are incorporated by reference in Part III.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

          Catellus Development Corporation is a major diversified real estate company with property interests principally in California and in ten other states in the West, Southwest and Midwest. The Company's real estate assets consist of (i) an aggregate of 277 buildings, ground leases and joint ventures (income producing properties), (ii) land with development potential (developable land) and (iii) surplus land, agricultural land and mountain and desert properties (surplus properties). At December 31, 1993, the Company's real estate portfolio aggregated more than $1.7 billion (on a current value basis), consisting of approximately $767 million of developable land, approximately $709 million of income producing properties and approximately $280 million of surplus properties. At December 31, 1993, stockholders' equity on a current value basis was approximately $1 billion.

          The Company was organized in the state of Delaware in 1984 as an indirect, wholly-owned subsidiary of Santa Fe Pacific Corporation (SFP) to conduct the non-railroad real estate activities of Santa Fe Industries and Southern Pacific Company. The Company changed its name from Santa Fe Pacific Realty Corporation to Catellus Development Corporation in June 1990. Catellus' principal office is located at 201 Mission Street, San Francisco, California, 94105; its telephone number is (415) 974-4500.

          From 1984 to 1989, the Company focused on generating earnings through property sales. In connection with SFP's recapitalization in January 1988 and the related incurrence by SFP of $4.6 billion of debt, Catellus incurred substantial indebtedness to pay dividends to SFP for repayment of part of such debt. With SFP's recapitalization debt substantially repaid by late 1988, Catellus initiated a strategic business plan focused on building stockholder value by developing its land and holding its operating properties for the long term. To facilitate the effective implementation of this strategy, SFP subsequently decided to proceed with a plan to spin off its remaining interest to its stockholders.

          The Company's business includes asset management, development and property sales. The asset management staff is responsible for managing the Company's buildings, ground leases and lands, and overseeing the Company's investments in joint ventures. The property development group is responsible for all phases of the development process, from obtaining entitlements through construction and leasing of new buildings. The property sales group supervises the disposition of land and operating properties.

PROPERTY PORTFOLIO

          The Company's property portfolio totalled over $1.7 billion in current value as of December 31, 1993, and approximately 908,000 acres. As shown in more detail in the following tables, the current value at December 31, 1993 of the Company's income producing properties totalled approximately $709 million, comprised primarily of industrial buildings. The current value of the Company's developable land at December 31, 1993 totalled approximately $767 million, concentrated in industrial sites and sites targeted for mixed-use development. The Company's surplus land, which is not targeted for near-term development, and its agricultural, mountain and desert properties totalled approximately $280 million in current value at December 31, 1993. The Company's properties are located primarily in California, where real estate values have been declining.

          On an annual basis, the Company estimates the current value of its real estate assets in light of the prevailing economic and real estate environ-ments. Although the current value of the Company's real estate has declined over the past several years, current value reporting provides recognition that, over time, real property generally appreciates in value, and that value may be realized through the development process and effective management of income producing assets. It does not represent the net realizable value of the Company as a whole, nor does it contemplate liquidation or a distressed sale of the Company's assets. Management believes that current value provides meaningful information regarding the Company's financial condition and the value of its real property in today's real estate market. Management determines the methods used to develop current values. These methods, as well as other relevant information, are described in Note 2 to the Consolidated Financial Statements.

     INCOME PRODUCING PROPERTIES

          Income producing properties comprised approximately 40% of the Company's portfolio, as measured by current value as of December 31, 1993, and include buildings, ground leases and joint ventures. As of that date, the Company owned and operated 277 buildings, primarily industrial, warehouse and distribution facilities, totalling approximately 14.6 million square feet. As of December 31, 1993, the Company owned 73 ground leases on 5,396 acres of land in California, Arizona and Texas. Ground leases are typically Company-owned land that underlies income producing properties and is leased to other building owners and managers. The Company's nine joint venture interests include over
1.1 million square feet of office and mixed-use space, two hotels comprising 1,939 rooms, and a 387-unit apartment complex.

     DEVELOPABLE LAND

          Developable land comprised approximately 44% of the Company's portfolio, as measured by current value as of December 31, 1993, and consists of land in prime locations that is ready for development. Developable land included 7,811 acres.

          Most parcels of developable land are in central urban locations or in existing industrial and business parks. Obtaining the requisite governmental approvals for development (the entitlement process), particularly for urban locations, is a time-consuming and costly process. Developable acreage with full entitlements to build large scale urban projects, especially in California, is scarce. Of the Company's developable property, a significant portion is fully entitled for development of the building product type and project scope currently planned by the Company. These entitlements do not encompass specific building permits for any particular project. The Company believes that its current supply of developable land is sufficient for its development projects for at least 20 years.

     SURPLUS DEVELOPABLE LAND

          Surplus developable land comprised approximately 6% of the Company's portfolio, as measured by current value as of December 31, 1993. It consists of land which potentially may be used by the Company for development, but not in the next 5 to 10 years, and included 20,485 acres at December 31, 1993. The Company expects that these holdings, which are located in 10 states, will either be used to replenish developable lands or, if not held for long-term development, will be a source of cash flow when sold.

          Most of the surplus holdings are in California, primarily in the central valleys, extending south from the city of Fairfield through the cities of Stockton, Tracy, Merced and Fresno. Demographic studies show the state's population moving steadily into these areas; over time, this may increase the value of surplus holdings. The Company also has significant surplus holdings in New Mexico, Texas and Utah.

          Agricultural, mountain and desert properties comprised approximately 10% of the Company's portfolio, as measured by current value as of December 31, 1993. At that date, the Company owned 16,130 acres of agricultural lands in California's San Joaquin Valley. Since 1986, the Company has sold approximately 142,000 acres of agricultural lands. The Company is continuing to market this land, although drought conditions in 1991 and 1992 have reduced sales and prices.

          The Company's mountain and desert properties included 857,185 acres at December 31, 1993. Located in California, these properties are not expected to have development potential because of their remote locations, use restrictions and other considerations. The value of this property is attributable to its availability for sale or exchange with the government and other interested parties. Federal legislation has been introduced in the U.S Congress from time to time to protect California desert land, and would affect the Company's desert property. The currently proposed legislation would not adversely affect the value or use of the Company's property, but the Company cannot predict what effect any future legislation might have.

          The following table summarizes the Company's properties by asset category, by acres and by current value at December 31, 1993.


                      COMPANY'S PORTFOLIO BY ASSET CATEGORY
                              AT DECEMBER 31, 1993
                              (DOLLARS IN MILLIONS)


                                                                                                                        % TOTAL
                                                                                                        CURRENT         CURRENT
     ASSET TYPE                                        DESCRIPTION                       ACRES(1)      VALUE(2)          VALUE
     ----------                                        -----------                       --------      --------        --------
INCOME PRODUCING PROPERTIES

     Buildings                          277 buildings, primarily industrial,
                                        warehouse and distribution facilities               765         $553.6             31%

     Ground Leases                      73 leases ranging from acreage under
                                        retail centers to one 5,140 acre lease
                                        of desert land to an aerospace
                                        manufacturer                                      5,396          105.0              6

     Joint Ventures                     9 joint ventures; 1,939 hotel rooms,
                                        1.1 million square feet of commercial
                                        property, 387 apartment units and
                                        various land                                          -           50.3              3
                                                                                        -------       --------            ---

     Subtotal                                                                             6,161          708.9             40

DEVELOPABLE LAND                        53 industrial sites, 11 mixed-use sites,
                                        9 other                                           7,811          767.0             44


SURPLUS DEVELOPABLE LAND                Land which is located outside existing
                                        communities.  Development potential
                                        is expected in 10 to 15 years                    20,485          103.1              6

AGRICULTURAL,MOUNTAIN AND               Land in remote locations, typically
DESERT LAND AND OTHER(3)                sold to government users or for
                                        agricultural purposes                           873,315          177.1             10
                                                                                        -------       --------            ---

                                                                                        907,772       $1,756.1            100%
                                                                                        -------       --------            ---
                                                                                        -------       --------            ---

(1) Does not include acres as to which the Company owns mineral rights only.
(2) Does not include estimated cash disposition costs of 2.5% of current value, as reflected in the current value balance sheet included in the Consolidated Financial Statements.
(3) Value includes mineral rights ($2.0 million) and office equipment ($5.4 million).

          The following table reflects the current value of the Company's portfolio by type and by region at December 31, 1993.


                                        CURRENT VALUE AS OF DECEMBER 31, 1993
                                        -------------------------------------
                                                              % OF TOTAL
                                               AMOUNT        CURRENT  VALUE
                                               ------        --------------
                                            (IN MILLIONS)  (PERCENT OF TOTAL)
INCOME PRODUCING
- ----------------
Buildings
   Industrial
       Northern California . . . . . . .   $    41.6                 2.4%
       Southern California . . . . . . .       278.9                15.9
       Other . . . . . . . . . . . . . .        66.2                 3.8
                                            --------               -----
                                               386.7                22.1%
   Office. . . . . . . . . . . . . . . .       125.5                 7.1
   Retail. . . . . . . . . . . . . . . .        41.4                 2.3
Ground leases. . . . . . . . . . . . . .       105.0                 6.0
Joint ventures . . . . . . . . . . . . .        50.3                 2.9
                                            --------               -----
                                               708.9                40.4%
                                            --------               -----
DEVELOPABLE LAND
- ----------------
   Industrial
       Northern California . . . . . . .        65.1                 3.7%
       Southern California . . . . . . .       144.3                 8.2
       Other . . . . . . . . . . . . . .        99.8                 5.7
                                            --------               -----
                                               309.2                17.6%
                                            --------               -----
   Mixed Use
       Northern California . . . . . . .       240.1                13.7%
       Southern California . . . . . . .       125.1                 7.1
       Other . . . . . . . . . . . . . .        11.4                 0.7
                                            --------               -----
                                               376.6                21.5%
                                            --------               -----

   Other
       Northern California . . . . . . .        49.9                 2.8%
       Southern California . . . . . . .        25.3                 1.4
       Other . . . . . . . . . . . . . .         6.0                 0.3
                                            --------               -----
                                                81.2                 4.5
                                            --------               -----
                                               767.0                43.6%
                                            --------               -----

SURPLUS LAND
- ------------
   Northern California . . . . . . . . .        45.3                 2.6%
   Southern California . . . . . . . . .        11.1                 0.6
   Other . . . . . . . . . . . . . . . .        46.7                 2.7
                                            --------               -----
                                               103.1                 5.9%
                                            --------               -----

AGRICULTURAL, MOUNTAIN AND DESERT LAND
- --------------------------------------
   Northern California . . . . . . . . .         9.6                 0.6%
   Southern California . . . . . . . . .       160.1                 9.1
   Other . . . . . . . . . . . . . . . .          --                  --
                                            --------               -----
                                               169.7                 9.7%
                                            --------               -----

MINERAL RIGHTS AND OFFICE EQUIPMENT. . .         7.4                 0.4%
- -----------------------------------         --------               -----
   Total . . . . . . . . . . . . . . . .    $1,756.1               100.0%
                                            --------               -----
                                            --------               -----


          The following table summarizes the Company's land holdings by property type and by state at December 31, 1993. These properties and the Company's plans for them are reviewed from time to time and the properties are re-categorized by the Company when appropriate.


                          COMPANY'S PORTFOLIO BY STATE
                                   (IN ACRES)

                                       INCOME PRODUCING
                                       -----------------
                                                  GROUND                               MOUNTAIN/
      STATE               DEVELOPABLE  BUILDING   LEASES   SURPLUS    AGRICULTURAL      DESERT     TOTAL
      ----                -----------  --------   ------   -------    ------------     ---------  ------
Arizona. . . . . . . . .        359        80        22       891                                   1,352
California . . . . . . .      4,420       547     5,373     9,177         16,130        857,185   892,832
Colorado . . . . . . . .                    7                  49                                      56
Illinois . . . . . . . .        955        50                                                       1,005
Kansas . . . . . . . . .         72         2                 289                                     363
Nevada . . . . . . . . .                                      161                                     161
New Mexico . . . . . . .         59                         3,265                                   3,324
Oklahoma . . . . . . . .                    7                 349                                     356
Oregon . . . . . . . . .                    4                 300                                     304
Texas. . . . . . . . . .      1,946        68         1     3,555                                   5,570
Utah . . . . . . . . . .                                    2,449                                   2,449
                              -----       ---     -----    ------         ------        -------   -------
Total. . . . . . . . . .      7,811       765     5,396    20,485         16,130        857,185   907,772
                              -----       ---     -----    ------         ------        -------   -------
                              -----       ---     -----    ------         ------        -------   -------


ASSET MANAGEMENT

          The asset management group is comprised of 38 individuals and is responsible for managing the Company's buildings, ground leases and land holdings, and overseeing joint venture investments.


     BUILDINGS

          At December 31, 1993, the Company's buildings were principally industrial properties, including large distribution warehouses and light manufacturing facilities, as well as office buildings and small retail outlets.


                   INCOME PRODUCING BUILDINGS BY PRODUCT TYPE
                           (SQUARE FEET IN THOUSANDS)


                                                                DECEMBER 31,
                             ----------------------------------------------------------------------------------
                                      1993                          1992                          1991
                             ----------------------        ----------------------        ----------------------
                             SQUARE                        SQUARE                        SQUARE
PRODUCT TYPE                  FEET         PERCENT          FEET         PERCENT          FEET          PERCENT
- ------------                 ------        -------          -----        -------         ------         -------
Industrial . . . . . . .     12,179           83.5%        12,694           83.7%        11,911           83.5%
Office . . . . . . . . .      1,718           11.8          1,788           11.8          1,669           11.7
Retail . . . . . . . . .        676            4.6            675            4.4            667            4.7
Residential. . . . . . .         11             .1             13             .1             13             .1
                             ------          -----         ------          -----         ------          -----
Total. . . . . . . . . .     14,584          100.0%        15,170          100.0%        14,260          100.0%
                             ------          -----         ------          -----         ------          -----
                             ------          -----         ------          -----         ------          -----

          Income producing buildings are located in various states, but are concentrated in California, as shown in the following table.

                     INCOME PRODUCING BUILDINGS BY LOCATION
                           (SQUARE FEET IN THOUSANDS)

                                                                DECEMBER 31,
                             ----------------------------------------------------------------------------------
                                      1993                          1992                          1991
                             ----------------------        ----------------------        ----------------------
                             SQUARE                        SQUARE                        SQUARE
PRODUCT TYPE                  FEET         PERCENT          FEET         PERCENT          FEET          PERCENT
- ------------                 ------        -------         ------        -------         ------         -------
Southern California. . .      7,898           54.2%         7,970           52.5%         7,207           50.5%
Northern California. . .      3,070           21.0          3,488           23.0          3,466           24.3
Arizona, Colorado, Oregon,
    New Mexico . . . . .      1,545           10.6          1,866           12.3          1,865           13.1
Illinois, Kansas . . . .      1,335            9.2          1,109            7.3            960            6.8
Texas, Oklahoma. . . . .        736            5.0            737            4.9            762            5.3
                             ------          -----         ------          -----         ------          -----

Total. . . . . . . . . .     14,584          100.0%        15,170          100.0%        14,260          100.0%
                             ------          -----         ------          -----         ------          -----
                             ------          -----         ------          -----         ------          -----


          The Company's asset management strategy consists of managing its core portfolio of industrial income producing properties to increase income and value. To increase cash flow, the Company strives to maximize the occupancy of its income producing properties. The percentage of leased square feet (including buildings under construction) has risen from 85.3% at December 31, 1991 to 93.6% at December 31, 1993. While the Company has been successful in increasing the occupancy of its buildings and gaining new tenants, it is also focusing on the retention of existing tenants. Through attention to tenant needs and an aggressive approach in meeting competitive rental rates and brokerage commissions, the Company is striving to increase its retention rate. The following table sets forth the leasing performance of the Company's properties.


                               LEASING STATISTICS
                                   (% LEASED)

                                                         DECEMBER 31,
                                                   ------------------------
                                                   1993      1992      1991
                                                   ----      ----      ----
Stabilized(1). . . . . . . . . . . . . . . .       93.8%     91.2%     88.0%
Non-stabilized (2) . . . . . . . . . . . . .       79.3      84.3      52.8
                                                   ----     -----      ----
Completed buildings. . . . . . . . . . . . .       93.6      90.9      85.1
Under construction (3) . . . . . . . . . . .       92.6     100.0      88.6
                                                   ----     -----      ----
All buildings. . . . . . . . . . . . . . . .       93.6%     91.1%     85.3%

(1) Stabilized buildings (14,387,000 square feet at December 31, 1993) are either 95% or more leased or have been completed for more than 18 months.
(2) Non-stabilized buildings (197,000 square feet at December 31, 1993) are in an 18-month lease-up period.
(3) Under construction (577,000 square feet at December 31, 1993) refers to facilities being built as of the dates indicated.


          At December 31, 1993, the Company had approximately 786 tenants with lease terms ranging from month-to-month to 20 years. Generally, leases for newly constructed buildings have terms of 10 years or longer and leases for existing space being re-leased have terms of three to five years. For the five years from 1994 through 1998, leases for 11.1%, 11.1%, 18.1%, 10.8% and 5.3%, respectively, of total square footage are scheduled to expire. In addition, approximately 4.2% of the Company's leases are on a month-to-month basis.

     GROUND LEASES

          Ground leases are properties owned by the Company but leased to third parties who construct and own the improvements on the land. The size of ground lease parcels range from a few acres in major metropolitan locations to one lease for 5,140 acres.

     JOINT VENTURE INVESTMENTS

          The Company is currently an investor in nine joint ventures totalling approximately 1.1 million square feet of office and mixed-use space, two hotels with a total of 1,939 rooms, a 387-unit apartment complex and other projects in the early stages of development. The Company generally is not the managing partner of the ventures. The largest joint venture investment is Pacific Design Center (PDC) located in West Hollywood, California. The Company owns a majority interest in a partnership which owns a 75% interest in PDC. This building complex, which contains 930,638 rentable square feet, is the center for the West Coast interior design and contract furnishings industry. Although the Company has a significant interest in PDC and oversees day-to-day operations, major decisions must be made jointly by the Company and one of its partners. Accordingly, the Company does not consolidate PDC in its financial statements.

DEVELOPMENT

          From 1990 through December 31, 1993, the Company completed to hold 40 properties comprising approximately 5.2 million square feet, which were 96.2% leased as of December 31, 1993.

                          PROPERTIES DEVELOPED TO HOLD
                           (SQUARE FEET IN THOUSANDS)


PRODUCT TYPE         1993      1992      1991      1990     TOTAL    % LEASED
- ------------         ----      ----      ----      ----     -----    --------
Industrial . .        392       804     1,486     2,038     4,720      97.1%
Office . . . .         --       115        98       156       369      93.3
Retail . . . .         --        --        --        93        93      68.2
                      ---       ---     -----     -----     -----      ----
Total. . . . .        392       919     1,584     2,287     5,182      96.2%
                      ---       ---     -----     -----     -----      ----
                      ---       ---     -----     -----     -----      ----
Location
- --------
California . .        131       770     1,170     1,856     3,927      94.9%
Illinois . . .        261       149       214       265       889      99.6
Other. . . . .         --        --       200       166       366     100.0
                      ---       ---     -----     -----     -----      ----
Total. . . . .        392       919     1,584     2,287     5,182      96.2%
                      ---       ---     -----     -----     -----      ----
                      ---       ---     -----     -----     -----      ----


     INDUSTRIAL DEVELOPMENT PROJECTS

          The Company's industrial development is focused primarily in industrial parks, including warehouses, distribution centers, light manufacturing, and research and development facilities. The Company expects to continue its emphasis on industrial development, since many of its properties are located near transportation corridors in and around major metropolitan areas such as Los Angeles, Chicago, Dallas and the San Francisco Bay Area. The Company's Southern California properties are located primarily in the light industrial/warehouse/office corridors interspersed throughout the communities of Los Angeles, Orange, Riverside and San Bernardino Counties. The Company's Northern California properties are located primarily in the San Francisco Bay Area.

          The Company's industrial development strategy consists of build-to-suit activities, whereby the Company develops and holds (build-to-hold) properties for a pre-specified tenant or develops and sells (build-to-sell) properties for a pre-specified purchaser. Lease or purchase contracts are entered into prior to commencement of construction by the Company. In response to market conditions, the Company has eliminated virtually all speculative development; however, the Company may resume speculative development as market conditions warrant. Build-to-sell activity allows the Company to develop its property for a fee and to monetize the value of the land. The Company is currently developing for a fee a 626,000 square foot headquarters building for the Metropolitan Transportation Authority ("MTA") in the Company's Union Station in Los Angeles, on land previously sold to the MTA by the Company.

          The following are examples of the Company's current industrial development projects:

          ALVARADO BUSINESS CENTER. The Company has nine industrial buildings totalling 844,000 square feet in this industrial park in Union City, California. All nine of these buildings were 100% leased at December 31, 1993. The Company recently completed a 56,000 square foot build-to-sell project for an industrial user in the park.

          INTERNATIONALE CENTRE. The Company has five buildings totalling 889,000 square feet in Internationale Centre, a 729-acre business park located at the intersection of two major interstate highways 22 miles southwest of downtown Chicago, Illinois. The first building totalling 265,000 square feet was completed in 1990 and was 100% leased at December 31, 1993. Two facilities totalling 214,000 square feet were constructed for major tenants in 1991 and were 98.3% leased at December 31, 1993. In January 1992, a fourth building totalling 148,000 square feet was completed and a 261,000 square foot build-to-suit distribution facility was completed for a retailer in June 1993; both buildings were 100% leased at December 31, 1993. Upon completion, the Company expects the park to include 14 million square feet of industrial, research and development and office facilities.

          PACIFICENTER SANTA ANA. This 67-acre business park is located in Santa Ana, California in Orange County, five miles north of the John Wayne Airport. Three research and development buildings totalling 127,000 square feet were completed in 1990 and were 100% leased at December 31, 1993. In addition, a build-to-suit office and distribution facility consisting of 218,000 square feet was completed in 1992 and is 100% leased. The Company has entitlements for
1.5 million square feet of office, research and development, industrial and retail space in the park.

          NORTHPOINT COMMERCE CENTER. Northpoint Commerce Center is a 115-acre business park located near the Santa Ana and Riverside Freeways in the cities of Fullerton and Buena Park, California. The park consists of seven buildings totalling 704,000 square feet. The Company sold two of the buildings in 1993, and the five remaining buildings owned by the Company totalling 585,000 square feet were 93% leased at December 31, 1993.

     MIXED-USE DEVELOPMENT PROJECTS

          The Company owns or controls several large development sites in or near prime urban areas. The Company's four active mixed-use projects include a 313-acre site within one mile south of downtown San Francisco, a 50-acre site within one mile of downtown Los Angeles, a 40-acre site located in the cities of Emeryville and Oakland, California and a 600-acre site in Fremont, California. The Company has postponed development of a fifth urban development site consists of 16 acres adjacent to the waterfront in downtown San Diego. The Company plans to develop these properties as mixed-use projects, containing residential, retail, commercial and office components. The Company is required to make various payments to municipalities and construct or pay for certain public amenities in order to retain its entitlements on several of these properties. These amounts are included by the Company as fixed commitments for capital expenditures and totalled approximately $38.7 million at December 31, 1993, payable over nine years.

          Described below are the Company's major mixed-use development projects. The Company is under construction on two projects. Subject to regulatory and other approvals (including receipt of required building permits), and as warranted by market conditions, the Company expects to begin construction on the other two projects (with the exception of San Diego) during the next two to three years. In the first years of development, the Company expects to develop a limited number of residential units, as well as sell improved parcels to homebuilders.

          MISSION BAY IN SAN FRANCISCO. The Mission Bay development is one of the largest urban planning projects in the United States. The proposed plan will transform a 313-acre area one mile south of downtown San Francisco into a new neighborhood composed of residential, office, retail and commercial uses. The project is expected to be developed over a 20-year period. This site includes 169 acres owned by the Company, with the balance owned by the City and Port of San Francisco and the State of California. The parties are undertaking various land transfers to enable development to proceed. During the development of the project, the Company will dedicate to various governmental authorities certain properties, including wetlands, parks, streets and affordable housing, so that the City and others will own 188.5 acres in the aggregate and the balance will be owned (or previously sold during development) by the Company.

          The Company has received entitlements to develop the project pursuant to a development agreement entered into with the City of San Francisco effective March 31, 1991. The term of the agreement is 22 years, which term may be extended. The development agreement permits development of 4.8 million square feet of office space, 900,000 square feet of commercial/light industrial space, approximately 8,700 housing units, 68 acres of parks and open space, 731,000 square feet of retail space, a 400,000 square-foot 500-room hotel and 16 acres of public facilities. The agreement requires the Company to pledge a letter of credit or similar security of $30 million before undertaking any environmental remediation of the property. The amount pledged would be available to the City if the Company does not undertake to remediate identified environmental contamination in accordance with the development agreement. The Company currently is in discussion with the City regarding this pledge. No new project development authorized by the development agreement can commence until certain environmental investigation and remediation work is performed.

          Under San Francisco regulations, the annual amount of new office construction in the city is limited. The Company must apply each year for approval of the office space it plans to develop in Mission Bay in the following year. Management believes that the interrelated nature of the Mission Bay project in developing residential, retail and recreational space contemporaneously with office space will assist the Company in obtaining allocations for some or all of its planned office space in a given year. The Company believes that failure to obtain allocations in any year will not limit the project in scope, but will result in revised phasing of the project.

          UNION STATION IN LOS ANGELES. The Company completed the acquisition of the historic Union Station in downtown Los Angeles in early 1990 and is proceeding with plans to revitalize the 50-acre site as a regional transportation center and mixed-use complex of office buildings and retail space. Amtrak and the region's commuter rail system serve the station daily. The station is also the terminating point for suburban bus lines into downtown Los Angeles and is served by the City's new subway system connecting to downtown Los Angeles. The site currently is entitled for government uses. The Company is working on a master plan to develop approximately 7 million square feet of primarily commercial and governmental uses, including approximately 5.5 million square feet of office buildings, 180,000 square feet of retail space, residential condominium units, two hotels and a conference center. The Company must enter and conclude the entitlement process with the City (requiring an estimated 18 to 24 months) prior to starting any commercial development at this site; this process could require changes in the master plan. The targeted tenants for the first several office buildings are public or quasi-public users; the site does not need new entitlement approvals for such uses. The Company has no current plan to commence construction of any office building that is not either a build-to sell or substantially pre-leased.

          The first building to be developed is the headquarters of MTA. Con-struction of the 626,000 square feet building, which will be owned and occupied by MTA, commenced in 1993 and is expected to be completed in 1995.

The MTA building is the first component of Gateway Center (part of the Union Station project), a multi-phased project that consists of two office towers comprising over 1.1 million square feet, a 3.5-acre regional public transit center and bus plaza, 20,000 square feet of service retail, an underground parking garage and a new transit concourse connecting the bus and train terminals.

          EAST BAYBRIDGE CENTER IN EMERYVILLE/OAKLAND. East Baybridge Center is a 40-acre development site located in the cities of Emeryville and Oakland in Northern California. The property is located at the Interstate 580-880-80 interchange, one of the busiest in the nation, directly across the Bay Bridge from downtown San Francisco. The Company plans to develop a 462,000 square foot shopping center on the property in two phases. Construction of Phase I, totalling 270,000 square feet, commenced in August 1993 and is expected to be completed in the summer of 1994. Long term leases, ranging from 10 to 15 years, have been signed with four "discount" retail users and a 20-year lease has been
signed with a large grocery store.   At December 31, 1993, Phase I was 84.1%
leased. Certain of the retail users have lease termination rights upon failure of specified conditions (such as the failure of the Company to complete construction by dates from June 1994). The Company currently is negotiating two build-to-sell projects, totalling 157,000 square feet, with retail users; the Company will not commence construction on Phase II of the shopping center until it is substantially pre-sold or pre-leased.

          PACIFIC GREENS IN FREMONT. The Company entered into a development agreement with the City of Fremont in March 1992 for the development of a major mixed-used development on a 600-acre vacant site bordering Interstate 880 in the San Francisco South Bay City of Fremont, California. Upon completion, the project is expected to include approximately 1,040 single family homes, 210 apartments, 150 condominiums, an 18-hole golf course, an elementary school and a park, as well as 2 million square feet of industrial space and 340,000 square feet of office and retail space. The Company currently expects to start construction on this project in 1995.

PROPERTY SALES

          The Company's sales activities are managed by a group of 16 individuals. The Company's sales strategy consists of selling non-strategic properties to provide cash flow which, in part, is deployed in the Company's development activities described above. Property sales have consisted principally of the sale of surplus developable properties which are not targeted for development in the near-term and agricultural, mountain and desert properties. Property sales also include ground leases, selected buildings and developable land. As shown below, for the year ended December 31, 1993 the Company had approximately $72.6 million of sales of land and buildings, including the sale of easements and the recognition of deferred revenue related to prior sales. As in 1993, the sale of income producing properties may generate relatively low cash flow because of required debt repayments.

          The Company believes that because of its large and diverse portfolio of property holdings and the fact that a substantial portion (as measured by current value) of its land holdings are unleveraged and a significant portion of its developable land holdings are fully entitled, it has flexibility to respond to and capitalize on development and sales opportunities. However, due to the lack of demand caused by a weak real estate market in California and the difficulty in obtaining financing for land acquisitions, land sales have declined significantly over the past three years. For 1993, 1992 and 1991, property sales were 94.5%, 85.3% and 103.6%, respectively, of the Company's estimate of the current value of the applicable properties at the preceding December 31.

                     SALES AS A PERCENTAGE OF CURRENT VALUE
                             (DOLLARS IN THOUSANDS)

                                                                                    ACTUAL SALES
                        NUMBER OF              SALES OF           CURRENT VALUE     AS PERCENT OF
                   SALES TRANSACTIONS    LAND AND BUILDINGS(1)   OF ASSETS SOLD     CURRENT VALUE
                   ------------------    ---------------------   --------------    --------------
1993 . . . . .             110                 $ 72,417             $ 76,660             94.5%
1992 . . . . .              93                   82,242               96,413             85.3
1991 . . . . .             136                   55,773               53,812            103.6

                             RECENT SALES ACTIVITY
                             (DOLLARS IN THOUSANDS)

                                                           YEAR ENDED DECEMBER 31,
                             ----------------------------------------------------------------------------------
                                      1993                          1992                          1991
                             ----------------------        ----------------------        ----------------------
                              SALES        PERCENT          SALES        PERCENT          SALES         PERCENT
                              ----         ------           -----        -------          -----         -------
Land

  Developable. . . . . .    $ 6,745            9.3%       $21,054           25.1%       $ 7,771           12.9%
  Surplus and other. . .     19,687           27.1         31,023(1)        36.9         49,521           82.5
                             ------           ----         ------           ----         ------          -----
     Subtotal. . . . . .     26,432           36.4%        52,077           62.0         57,292           95.4
Income Producing
  Buildings. . . . . . .     30,165           41.6             --             --            370             .6
  Ground leases. . . . .     15,972           22.0         18,476           22.0          2,386            4.0
  Joint ventures . . . .         --             --         13,403           16.0             --             --
                             ------          -----         ------          -----         ------          -----
     Subtotal. . . . . .     46,137           63.6         31,879           38.0          2,756            4.6
                             ------          -----         ------          -----         ------          -----
                            $72,569          100.0%       $83,956          100.0%       $60,048          100.0%
                             ------          -----         ------          -----         ------          -----
                             ------          -----         ------          -----         ------          -----

  Number of acres -
     land. . . . . . . .     46,546             --        201,620(2)          --         48,133             --
  Number of square feet -
     buildings . . . . .    916,482             --             --             --          3,430             --

- ---------------
(1)  Excludes the recognition of deferred revenue.
(2)  Includes one sale of 169,000 acres of land.

          In 1991, 1992 and 1993, a significant portion of the Company's sales contracts did not contain financing as a condition to the buyer's obligation to close the transaction. During this period, the buyers principally have been users of the property.

          Since 1990, the Company has sold substantial amounts of agricultural land and a variety of additional surplus lands. In addition, since 1990 the Company has exchanged significant acreage of desert land for developable property closer to high-growth areas. Pursuant to an exchange agreement with The Atchison, Topeka & Santa Fe Railway Company (ATSF), a subsidiary of SFP, between 1989 and 1992 the Company transferred to ATSF approximately 1,491,208 acres of desert land and mineral rights in Nevada, Southern California and Utah and 74 acres of rail yards in Northern Illinois in return for developable properties in California, Illinois, Texas, Kansas and New Mexico. In 1992, the Company completed the transactions pursuant to the agreement with the sale of approximately 169,000 acres of desert land and 4,000 acres of mineral rights in Nevada and Utah to an affiliate of ATSF at a price which was approximately 67% of current value. The Company believes that the price received by it is comparable to that which could have been obtained in a similar transaction on an arm's-length basis with an unaffiliated third party.

          The Company also functions as the exclusive agent for the management and sale of surplus properties (approximately 26,000 acres) owned by ATSF. A wholly-owned subsidiary of the Company has been established for this function.

ENVIRONMENTAL MATTERS

          Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters." Such regulations can increase the cost of planning, designing, developing, managing and maintaining the Company's properties. The Company has expended and will continue to expend significant financial and managerial resources to comply with environmental regulations and local permitting requirements. While the Company or outside consultants have evaluated the environmental liabilities associated with most of the Company's properties, any evaluation necessarily is based upon then prevailing law and identified site conditions. In addition, many of the Company's properties are in the early stages of development and the environmental studies and investigations which have been performed are preliminary. It is possible that significant unknown costs and liabilities may arise in the future relating to these properties and that certain development projects may be significantly delayed, modified or cancelled as a result of associated remediation costs. In addition, other properties presently or formerly owned by the Company or its corporate predecessors have required or may require remediation. Although there can be no assurance, the Company does not believe that such costs will have a material adverse effect on its business, financial condition or results of operations.

          The Company has been or may be named a defendant or a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), or analogous state statutes. At the Johns-Manville Coalinga site in Fresno County, California, the Company has been named a PRP. In December 1989, the Company sold the subject property to a subsidiary of SFP. As part of this transaction the purchaser indemnified the Company for environmental liabilities at this site. At the Point Isabel site in Richmond, California, the Company has already paid for certain remediation costs, and proper closure of the site was certified by the State of California in 1986. The Company is presently spending approximately $25,000 per year for operation and maintenance of the environmental controls at the site. The Company does not anticipate these costs to increase significantly in the future. The Company has instituted a private action under CERCLA to recover its response costs for this site. At the Liquid Gold site in Richmond, California, a predecessor of the Company was initially named a PRP. To date, preliminary investigations concerning remediation have been completed, and a claim against the Company for contribution has been threatened by the party which is presently remediating the site. However, in June 1993, the State of California issued a Non-Binding Allocation of Responsibility which assigned no share of the financial responsibility to the Company. At the Marina Bay site in the City of Richmond, the Company has been sued by the City of Richmond and others in a CERCLA cost recovery action. The Company has various contractual defenses and cost recovery claims against prior tenants and operators of this site. In addition, the Company instituted an action against its insurer to recover certain costs. The Company has recorded a liability for potential reimbursement of the plaintiffs' clean-up costs for this site, but has deferred this amount because the Company believes it is probable that it will recoup from prior tenants, operators and/or insurers substantially all of any payments the Company might make. With respect to a site in Livermore, California, the Regional Water Quality Control Board has issued a Tentative Site Cleanup Order naming the Company as one of 11 responsible parties. In February 1994, the Company reached a settlement with plaintiffs and all of the other potentially responsible parties pursuant to which the Company will pay $67,650 into a fund covering certain past and future remediation costs in exchange for a qualified release of liability.

          The Company may be named as defendant or PRP under CERCLA in the future at other sites. The Company is and may in the future be subject to various other environmental remediation orders or directives of state and local governmental agencies or may have liability to third parties. Although there can be no assurance, the Company does not believe that the liability associated with identified matters will have a material adverse effect on its business or financial condition.

          In 1993, 1992 and 1991, the Company incurred environmental investigation and remediation costs, including legal fees, of approximately $6.8 million, $6.6 million and $6.0 million, respectively. Those costs that were incurred during the normal development process were capitalized as part of the project costs; the remainder were charged to income as operating and maintenance expense or cost of sales. The Company has budgeted approximately $6.0 million for environmental investigation and remediation costs in 1994.

          A significant portion of the Company's environmental remediation costs will not impact the Company's net income because such costs will be incurred in connection with its development projects. The Company's development budgets and its current values reflect the Company's estimates of necessary clean-up costs, and such costs will be capitalized as part of the project costs. The Company's environmental remediation costs are expected to increase as the Company develops its major mixed-use projects, although generally the Company may be able to defer some or all of these development-related environmental costs if the clean-up is not justified by the scope and potential value of the project. See Notes 4 and 12 to the Consolidated Financial Statements.

          The drought situation that has existed in California for several years prior to 1992 has affected sales of surplus agricultural land. Future drought conditions could potentially constrain development opportunities. Although the Company is not able to control government efforts to manage this issue on a statewide level, it will continue to monitor the situation in each of its markets and work to diminish any potential adverse effects on future development.

COMPETITION

          Real estate markets are regional, and levels of competition vary by market. The Company encounters significant competition for leasing and sales of real estate in each of its market areas, but no one competitor is dominant. The Company is not dependent on any one customer for a significant portion of its revenues.

PROPERTIES

          Catellus' principal executive office is located in San Francisco, and it has regional or field offices in nine other locations in the United States. Catellus believes that its property and equipment are generally well maintained, in good condition and adequate for its present needs.

          Catellus' principal properties are summarized in the foregoing sections. Catellus owns all such properties.

EMPLOYEES

          At December 31, 1993, the Company had 230 employees, including 40 employees of the Company's subsidiary which manages certain ATSF properties.
The Company engages third parties to manage properties in locations which are not in close proximity to the Company's regional or field offices. In addition, the Company engages outside consultants such as architects and design firms in connection with its pre-development activities. The Company also employs third party contractors on development projects for infrastructure and building construction.

ITEM 3.  LEGAL PROCEEDINGS

          Catellus, its subsidiaries and other related companies are named defendants in several lawsuits arising from normal business activities, are named parties in certain governmental proceedings (including environmental actions) and are the subject of various environmental remediation orders of local governmental agencies arising in the ordinary course of its business. The matters described below may involve substantial claims for damages. While the outcome of these lawsuits or other proceedings against the Company and the cost of compliance with any governmental order cannot be predicted with certainty, management does not expect any of these matters to have a material adverse effect on the business or financial condition of the Company. Reference is made to Items 1 and 2 above for additional information on environmental matters, which information is incorporated herein by reference.

          CITY OF RICHMOND, ET AL. V. UNITED STATES OF AMERICA, ET AL. (United States District Court, Northern District of California; filed August 1989) is an action brought by the City of Richmond and Richmond Redevelopment Agency (collectively, "Richmond") and various developers against the Company and others, claiming that property, formerly Richmond Shipyard Number 2, purchased by Richmond in 1977 from the Company's predecessor, Santa Fe Land Improvement Company ("SFLI"), is contaminated. The United States and United States Maritime Administration are also named defendants. By third-party complaint, the Company has sued Kaiser Aluminum and Chemical Corporation ("Kaiser") and James L. Ferry & Son, Inc. ("Ferry") for indemnity.

          The plaintiffs seek damages exceeding $48.6 million for environmental response costs, natural resources damages and declaratory relief under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), compensatory damages under state law theories of negligence and strict liability, compensatory and punitive damages for alleged fraudulent concealment and indemnity, and also seek declaratory relief. The plaintiffs estimate that their environmental response costs will total approximately $16 million.

          Evidence to date indicates that the contamination at the property was the result of World War II shipbuilding operations by Kaiser between approxi-mately 1941 and 1945. As the owner of the property at that time, the Company is a potential responsible party ("PRP") under CERCLA, as is Kaiser, the tenant and operator on the property. The United States also may be considered a PRP inasmuch as Kaiser's wartime operations on the property were apparently controlled by the government. Richmond and the plaintiff developers are PRPs because they currently own and operate the property, and Ferry, a Richmond dredging contractor, may be considered a PRP because it was responsible for spreading contaminated soils on the site.

          The Company has substantial defenses to state common law claims, including the fraudulent concealment claim, and also believes that it has substantial contribution and indemnity claims against Kaiser and Ferry.

          The California Environmental Protection Agency's Department of Toxic Substances Control has issued a remedial action plan regarding the clean-up activities at this property. The plan contains a preliminary non-binding allocation of responsibility allocating an 11 percent share to the Company.

          Plaintiffs recently reached a settlement agreement in principle with the United States. The terms of the settlement have not been disclosed. Settlement discussions between plaintiffs and the Company have occurred over a period of more than one year and are expected to resume after terms of the settlement with the United States have been revealed.

          The Company estimates that it will recoup all or some portion of its costs and damages through its contribution and indemnity claims. However, it is not possible now to predict reliably the amount of the Company's recovery.

          The Company tendered defense of this action to its insurer, Employers Casualty Insurance Company (Employers). On November 16, 1993, Employers filed a declaratory relief action in Contra Costa Superior Court against the Company, seeking a declaration that it has no duty to defend or indemnify with respect to the contamination at issue. The Company removed the action to federal court and filed a counterclaim and motion for summary judgment on December 20, 1993. Subsequently, Employers placed $1.3 million into escrow, the approximate amount of the Company's claimed past defense costs, some or all of which may be paid to the Company. On January 6, 1994, Employers was placed into receivership. The Company, Employers and its receiver entered into a settlement agreement pursuant to which the Company will receive $300,000 of the escrow fund and the receiver and Employers stipulate that the Company has a valid claim for an additional $700,000 for past defense costs against Employers' assets in the receivership. The agreement is subject to receivership court approval. The Company does not know the extent of other claims which will be made against the assets in receivership or the extent of the assets which will be available to satisfy such claims. Therefore, the Company does not know how much, if any, of the $700,000 or future defense costs will be paid out of the assets in receivership.

          THE ATCHISON, TOPEKA & SANTA FE RAILWAY CO. V. THE TESTATE AND INTESTATE SUCCESSORS OF GRACE RICHARDS, ET AL. (Superior Court of California, County of San Diego; filed May 1983) and HERBERT LINCOLN HUBBARD, ET AL. V. THE ATCHISON, TOPEKA & SANTA FE RAILWAY COMPANY, SANTA FE LAND IMPROVEMENT COMPANY, ET AL. (Superior Court of California, County of San Diego; filed January 1988) are consolidated cases in which both the Company and the litigants claim title to a 550 foot by 75 foot strip of property located on and along the Santa Fe Depot site in downtown San Diego. The opposing litigants also seek damages for alleged fraud, interference with prospective economic advantage, and inverse condemnation. The trial court ruled that the Company and some of the opposing litigants each own an undivided one-half fee interest in the property, subject to a perpetual railroad easement in favor of The Atchison, Topeka & Santa Fe Railway Company. The trial court also rejected all of the opposing litigants' damage claims. The Company has appealed the portion of the trial court's judgment granting the opposing litigants a one-half undivided fee interest in the property and the opposing litigants have appealed all other aspects of the judgment. The cases are awaiting oral argument before the California Court of Appeal.

          GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST V. CATELLUS DEVELOPMENT CORPORATION, ET AL. (United States District Court, Northern District of California; filed February 1993) is an action brought by Grubb & Ellis Realty Income Trust, Liquidating Trust ("Grubb & Ellis"), against the Company, among others, to recover the costs of environmental investigation and cleanup and other compensatory damages at the Livermore Arcade Shopping Center located in Northern California.

          Grubb & Ellis, the current owner of the site, claims that perchlorethylene (PCE) was released to soil and groundwater from a leaking sewer pipe carrying discharge from the operations of a dry cleaning establishment, whose tenancy at the shopping center includes a period when the property was owned by a predecessor of the Company. In February 1994, the Company reached a settlement with plaintiffs and all of the other defendants in this action pursuant to which the Company will pay $67,650 into a fund to cover certain past and future remediation costs in exchange for a qualified release of liability.

          KHACHATURIAN V. CATELLUS DEVELOPMENT CORPORATION, ET AL. (Superior Court of California, County of Alameda; filed April 1991) is an action by an auto dealer who contracted to purchase land from the Company in an auto mall in Fremont, California, in June 1990. The complaint alleged the Company had reneged on an oral agreement to pay the plaintiff a 3% commission on each land transaction in the auto mall, and stated breach of contract, fraud, false promise, bad faith denial of contract, and quantum meruit causes of action. The Company asserted, among other things, that no such agreement existed and that it denied plaintiff's claim in good faith and with probable cause.

          In November 1993, a jury found for plaintiff on his breach of contract and bad faith denial claims, awarding him $441,780.87 in damages and $7.6 million in punitive damages. The Company believes these verdicts are not supported by the evidence or the law, and that numerous errors at trial substantially prejudiced it. The Company filed its notice of appeal on February 3, 1994.

          TRUCK INSURANCE EXCHANGE V. CITY OF ONTARIO, ET AL. (Superior Court of California, San Bernardino County, Case No. RCY050056) involves a subrogation claim by insurance companies for the Ontario Auto Center dealerships against adjacent property owners, including the Company, for damages of approximately $4.5 million caused by sand blowing onto auto dealers' properties. As described above, the Company's insurer in this matter, Employers, has filed for receivership. At this time, the Company is unable to ascertain what impact, if any, the receivership will have upon the Company's coverage for indemnification and defense costs in this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the quarter ended December 31, 1993.


EXECUTIVE OFFICERS OF THE COMPANY
- ---------------------------------
          The following persons are the executive officers of Catellus.

NAME                     AGE  POSITION
- ----                     ---  --------

Vernon B. Schwartz       43   Chairman, President and Chief Executive Officer
James G. O'Gara          44   Senior Vice President
David A. Smith           49   Senior Vice President and Chief Financial Officer
James W. Augustino       45   Vice President Development
J. Todd Bender           37   Vice President Development
Faye A. Beverett         36   Vice President Financial Planning and Analysis
Mary Burczyk             40   Vice President Corporate Communications
Thomas W. Gille          45   Vice President Asset Management
Daniel M. Gonzales       48   Vice President Human Resources and Administration
John W. Greer            38   Vice President Development
Jeffrey K. Gwin          55   Vice President Development
William C. Matheson      41   Vice President Sales and Land Management
Douglas B. Stimpson      37   Vice President Finance
Maureen Sullivan         39   Vice President Law, General Counsel and Secretary
Theodore L. Tanner       46   Vice President Development
David M. Perna           41   Controller

          Additional information concerning the business background of each executive officer of Catellus is set forth below:

          Mr. Schwartz has served as President and Chief Executive Officer and a Director of Catellus since April 1989, and as Chairman since December 1989. Prior to joining Catellus, Mr. Schwartz served for eight years as the Executive Vice President and Chief Operating Officer of The Hahn Company, a major real estate developer. Mr. Schwartz has resigned from the Company effective June 30, 1994. The Board of Directors has undertaken a search for his successor.

          Mr. O'Gara was elected Senior Vice President in September 1992. He had served as Senior Vice President Development from December 1989 and Vice President Special Real Estate Projects of Catellus from 1984.

          Mr. Smith was elected Senior Vice President and Chief Financial Officer in March 1993. From November 1990 to March 1993, he was Vice President and Chief Financial Officer. Mr. Smith served as Vice President Finance from November 1989 to November 1990. Prior to that, he was Assistant Vice President Finance and Director of Finance for SFP.

          Mr. Augustino was elected Vice President Development in February 1990. For more than five years prior to such time, he served as Project Director and Assistant Vice President Special Projects of Catellus.

          Mr. Bender was elected Vice President Development in April 1990.
Mr. Bender joined Catellus as Director of Development in July 1989. For more than five years prior to such time, he served as Vice President Development of Fifield Development Corporation, a Chicago-based real estate development firm.

          Ms. Beverett was elected Vice President Financial Planning and Analysis in February 1994. From April 1990 through January 1994, Ms. Beverett served as Director of Financial Analysis. For four years prior to that, she was a manager in the real estate consulting division of Deloitte, Haskins, & Sells in San Francisco.

          Ms. Burczyk was elected Vice President Corporate Communications in March 1990. From 1986 through March 1990, she was Senior Vice President of OLC Corporation, a Chicago-based investor relations consulting firm.

          Mr. Gille was elected Vice President Asset Management in April 1990. For more than five years prior to such time, he was Senior Vice President of Hogland, Bogart and Bertero, a commercial property management and consulting firm in San Francisco.

          Mr. Gonzales was elected Vice President Human Resources and Administration in April 1990. Mr. Gonzales served as Catellus' Director of Administration & Human Resources from May 1988 and its Director of Human Resources from September 1984.

          Mr. Greer was elected Vice President Development in February 1994. From January 1990 through January 1994, Mr. Greer served as Director of Development of Catellus. Prior to joining Catellus, he was Development Partner in the Industrial Division of Lincoln Properties, a real-estate development firm in Foster City, California.

          Mr. Gwin was elected Vice President Development in June 1988. From January 1985 through May 1988, Mr. Gwin served as a Regional Director of Catellus.

          Mr. Matheson was elected Vice President Sales and Land Management in April 1990. Mr. Matheson served as Catellus' Director of Sales & Land Management from July 1989; Regional Manager, Property Sales from November 1986; and Director of Outlying Lands from January 1985.

          Mr. Stimpson was elected Vice President Finance in February 1992. Mr. Stimpson served as Assistant Vice President Finance from February 1990; Director of Finance and Planning from June 1988; and Director of Planning from February 1986.

          Ms. Sullivan was elected Vice President Law, General Counsel and Secretary in March 1990. For five years prior to that, Ms. Sullivan was a partner in the real estate department of the law firm of Brobeck, Phleger and Harrison.

          Mr. Tanner was elected Vice President Development in February 1992. Mr. Tanner served as Director of Development from September 1989 to February 1992. From March 1988 through August 1989, he was Vice President of Cal Fed Enterprises, a real estate subsidiary of Cal Fed, Inc. Mr. Tanner served as Regional Project Manager of Catellus from February 1986 through March 1988.

          Mr. Perna joined Catellus as Controller in March 1990. He had served as Director of Internal Audit for SFP from 1988 to 1990, and as Audit Manager for SFP from 1985 to 1988.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The common stock commenced trading on December 5, 1990 and is traded on the New York Stock Exchange, the Midwest Stock Exchange and the Pacific Stock Exchange under the symbol "CDX." The following table sets forth the high and low sale prices of the common stock, as reported on the New York Stock Exchange Composite Tape, during the periods indicated.

                                                           High       Low
                                                           ----       ---
1990
   Fourth Quarter (from December 5, 1990). . . . . . .    $10 3/4  $  8 1/2
1991
   First Quarter . . . . . . . . . . . . . . . . . . .    $15       $ 8 3/4
   Second Quarter. . . . . . . . . . . . . . . . . . .     14 1/4    11 7/8
   Third Quarter . . . . . . . . . . . . . . . . . . .     12 3/8    10
   Fourth Quarter. . . . . . . . . . . . . . . . . . .     10 1/4     7 3/4
1992
   First Quarter.. . . . . . . . . . . . . . . . . . .    $11 3/4   $ 9 1/2
   Second Quarter. . . . . . . . . . . . . . . . . . .     10 3/4     7 7/8
   Third Quarter . . . . . . . . . . . . . . . . . . .      8 3/8     6 1/8
   Fourth Quarter. . . . . . . . . . . . . . . . . . .      6 7/8     6 1/8
1993
   First Quarter . . . . . . . . . . . . . . . . . . .    $ 8 1/4   $ 6 3/8
   Second Quarter. . . . . . . . . . . . . . . . . . .      7 1/8     5 3/4
   Third Quarter . . . . . . . . . . . . . . . . . . .      8 1/8     6 3/8
   Fourth Quarter  . . . . . . . . . . . . . . . . . .      9 1/8     7 3/8

          No cash dividends were paid in 1993 or 1992 on the Company's common stock and the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future.

          At March 1, 1994, there were approximately 64,995 holders of record of common stock.

ITEM 6.  SELECTED FINANCIAL DATA  (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following selected income statement and balance sheet data with respect to each of the years in the five-year period ended December 31, 1993 have been derived from the annual Consolidated Financial Statements. The operating and cash flow data have been derived from the Company's underlying financial and management records and are unaudited. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of results of operations for 1993, 1992 and 1991.

                                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------------------
                                                                1993          1992          1991          1990         1989
                                                                ----          ----          ----          ----         ----
INCOME STATEMENT DATA:
  Revenue:
     Property sales. . . . . . . . . . . . . . . . . . .     $  72,569     $  83,956     $  60,048     $  68,665    $ 161,729
     Rentals . . . . . . . . . . . . . . . . . . . . . .       106,358        96,542        85,387        80,509       81,847
     Total . . . . . . . . . . . . . . . . . . . . . . .       190,451       186,185       152,969       158,246      255,482

  Costs and Expenses:
     Cost of property sold . . . . . . . . . . . . . . .        39,327        43,678        16,289        14,536       48,474
     Operating and maintenance . . . . . . . . . . . . .        30,684        30,792        31,102        27,458       29,449
     Interest. . . . . . . . . . . . . . . . . . . . . .        43,959        53,221        44,677        42,935       32,897
     Total . . . . . . . . . . . . . . . . . . . . . . .       173,459       183,800       144,687       132,644      153,708

  Non-recurring expenses
     Litigation costs. . . . . . . . . . . . . . . . . .         8,300            --            --            --           --
     Conversion of debenture . . . . . . . . . . . . . .        29,552            --            --            --           --
  Write-down of property to net realizable value . . . .        32,500            --            --            --           --

  Income (loss) before extraordinary expense . . . . . .       (45,352)        1,177         5,023        21,253      103,990
  Extraordinary expense related to early extinguishment
     of debt, net of income tax benefits (2) . . . . . .        (7,401)           --            --            --           --

  Net income (loss) (1) (2). . . . . . . . . . . . . . .     $ (52,753)    $   1,177     $   5,023     $  21,253    $ 103,990
  Preferred stock dividends. . . . . . . . . . . . . . .        16,132            --            --            --           --
  Net income (loss) available to common stockholders . .     $ (68,885)    $   1,177     $   5,023     $  21,253    $ 103,990

  Earnings (loss) available to common stockholders (3):
     Before cumulative effect of a change in accounting.     $    (.87)    $     .02     $     .09     $     .39    $    1.47
     Cumulative effect of a change in accounting (1) . .            --            --            --            --          .46
     Extraordinary expense (2) . . . . . . . . . . . . .          (.10)           --            --            --           --
                                                              --------      --------      --------      --------     --------

  Net income (loss). . . . . . . . . . . . . . . . . . .     $    (.97)    $     .02     $     .09     $     .39    $    1.93
                                                              --------      --------      --------      --------     --------
                                                              --------      --------      --------      --------     --------
  Average number of common shares outstanding. . . . . .        70,834        53,976        53,973        53,973       53,973

                                                                          HISTORICAL COST BASIS INFORMATION
                                                                                  AS OF DECEMBER 31
                                                       -----------------------------------------------------------------------
                                                          1993           1992           1991           1990           1989
                                                          ----           ----           ----           ----           ----
BALANCE SHEET DATA:
  Total properties . . . . . . . . . . . . . . . .     $1,091,832     $1,129,634     $1,108,263     $  988,996     $  857,026
  Total assets . . . . . . . . . . . . . . . . . .      1,373,827      1,208,887      1,189,029      1,063,321        968,695
  Mortgage and other debt. . . . . . . . . . . . .        663,764        887,185        862,557        741,402        649,464
  Stockholders' equity . . . . . . . . . . . . . .        525,949        145,923        144,686        139,656        118,403


                                                                         CURRENT VALUE BASIS INFORMATION(4)
                                                                                  AS OF DECEMBER 31
                                                       -----------------------------------------------------------------------
                                                          1993           1992           1991           1990           1989
                                                          ----           ----           ----           ----           ----
BALANCE SHEET DATA:
  Total properties . . . . . . . . . . . . . . . .     $1,712,217     $2,123,816     $2,488,446     $2,710,036     $3,080,359
  Total assets . . . . . . . . . . . . . . . . . .      1,952,513      2,163,561      2,526,644      2,751,000      3,153,627
  Stockholders' equity . . . . . . . . . . . . . .      1,002,120        963,150      1,286,440      1,575,037      2,007,497


                                                                      AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------------
                                                          1993           1992           1991           1990           1989
                                                          ----           ----           ----           ----           ----
CASH FLOW DATA:
  Cash provided by (used for):
  Operating activities . . . . . . . . . . . . . .     $   26,643     $   51,551     $   53,075     $   39,844     $  134,159
  Investing activities . . . . . . . . . . . . . .        (14,981)       (55,612)      (150,422)      (150,430)      (127,470)
  Financing activities . . . . . . . . . . . . . .        120,212          7,664        100,866         82,699        (37,335)
                                                        ---------      ---------      ---------      ---------      ---------
      Total. . . . . . . . . . . . . . . . . . . .     $  131,874     $    3,603     $    3,519     $  (27,887)    $  (30,646)
                                                        ---------      ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------      ---------
  Capital expenditures:
  Financed . . . . . . . . . . . . . . . . . . . .     $    2,171     $   22,201     $   65,103     $   65,330     $   29,329
  Not financed . . . . . . . . . . . . . . . . . .         33,296         36,364         49,618         52,480         79,060
  Capitalized interest . . . . . . . . . . . . . .         25,593         29,337         35,949         30,667         21,264
                                                        ---------      ---------      ---------      ---------      ---------
      Total. . . . . . . . . . . . . . . . . . . .     $   61,060     $   87,902     $  150,670     $  148,477     $  129,653
                                                        ---------      ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------      ---------
  Dividends. . . . . . . . . . . . . . . . . . . .             --             --             --             --     $  613,052
  Dividends per common share(3). . . . . . . . . .             --             --             --             --     $    11.36
OPERATING DATA:
  Buildings owned (square feet)(5) . . . . . . . .         15,160         15,562         15,072         13,817        11,861
  Leased percentage(5) . . . . . . . . . . . . . .           93.6%          91.1%          85.3%          78.3%          79.9%

- ---------------
(1) Net income in 1989 reflects a change in accounting for income taxes, resulting in a $25 million increase to net income.
(2) Net income in 1993 reflects extraordinary expense relating to a redemption premium paid to a lender and write-off of deferred financing costs on the Company's $388.2 million first mortgage loan.
(3) Per share amounts are computed by dividing the appropriate amounts by the average number of shares of common stock outstanding during the indicated period, after giving retroactive effect to the share issuance and recapitalization effected in connection with the distribution referred to in Note 3 to the Consolidated Financial Statements.
(4) Current value basis balance sheet data has been presented at December 31 of each year to provide supplemental information about management's estimates of financial position; current value is not intended to represent net realizable value or market value taken as a whole. See Item 1 of this report and Note 2 to the Consolidated Financial Statements.
(5) Includes all buildings in the Company's portfolio, including those under construction. Leased percentage excluding buildings under construction would have been 93.6% 90.9%, 85.1%, 81.2% and 86.9%, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

COMPANY STRATEGIES
          The Company's operations are guided by two key strategies: converting its land portfolio into operating properties and cash and creating maximum cash flow from the Company's existing income properties. A major advantage in pursuing these strategies is that a significant portion of the Company's undeveloped land is unleveraged and a significant portion of its developable holdings are fully entitled. This provides considerable flexibility in the timing of development activities.

          Catellus has limited its speculative development, focusing instead on built-to-suit opportunities. In 1991, 90% of all construction starts were build-to-suit, reaching 100% in 1992 and 1993. While Catellus expects the focus on build-to-suit to continue for the near term, it could return to speculative development if the market conditions warrant. In 1992, Catellus also began to pursue "build-to-sell" opportunities with building users or pre-arranged investors. These arrangements allow the Company to monetize the value of the land and receive a development fee.

          Property sales have consisted principally of surplus properties, and have also included selected income producing and developable properties. The level of sales and revenue generated by these sales fluctuates from period to period and cannot be predicted with certainty. Due to the lack of demand caused by a weak real estate market in California and the difficulty in obtaining financing for land acquisitions, land sales have declined over the past three years. Over that period, the Company has increased its sales of income producing properties and developable land. Income producing properties are often subject to debt, and the sale of such properties therefore generates relatively low cash flow because of the required debt paydowns. Overall, property sales represent a key element of the Company's cash flow, and provide flexibility necessary to respond to continued tightness in credit markets and the increased equity required in financings. The Company currently expects property sales of $50 million to $100 million for 1994; actual sales will depend on prevailing market conditions and the Company's anticipated level of capital expenditures. Any significant decrease in the sales level or cash flow generated by sales could impact the Company's ability to meet its obligations for fixed charges, capital expenditures and preferred stock dividends.

          Cash flow from operations is used to support income producing proper-ties, including improvements to these properties which are not financed. It also supports corporate activities and pre-development work. Catellus' financial strategy is to increase operating cash flow so that, combined with the proceeds from the sale of income producing properties, it will continue to cover all operating activities and unfinanced investing activities. The Company's objective is for future cash flow to also cover the equity required for construction and long-term financing.

          Development activities require significant investments of capital. In 1993, 1992 and 1991, the Company's capital expenditures for developable and income producing properties were $61.1 million, $87.9 million and $150.7 million. This capital comes from various sources, including funds provided by operating properties, financing activities, build-to-sell projects and property sales. Funds generated by operating properties, excluding property sales, have increased each year since 1991 as the Company has developed properties and increased its total leased square footage. Although credit markets have tightened increasingly over the past few years, and the Company must now contribute more cash equity for new development and refinancings, Catellus has been able to finance its requirements at reasonable terms.

          In response to the changing real estate markets, the Company has been reducing capital expenditures, generally limiting development projects to build-to-suit and build-to-sell projects, and providing funding for pre-devel-opment of selected long-term mixed-use projects. The Company believes that capital spending could be reduced further if, for a limited period of time, Catellus were unable to generate sufficient funds from property sales to cover planned expenditures.

COMPARISON OF 1993, 1992 AND 1991

          Cash provided by operating activities decreased $26.4 million from 1991 to 1993. The key factors in the decline were an overall decrease in net cash from surplus property sales, offset in part by an overall improvement in operating results of the Company's rental operations. Net cash from sales of land was $18.9 million, $48.1 million and $55.9 million in 1993, 1992 and 1991. These amounts do not reflect the net proceeds from the sale of income producing properties (including joint ventures) totalling $45 million and $30.7 million in 1993 and 1992. The increase in cash from rental operations is due principally to higher occupancy, as well as slightly higher average rental rates, from existing buildings. Although average rental rates are higher because of scheduled rent increases, rates on releasing and to new tenants are lower than existing rates. Although it is difficult to make meaningful direct comparisons of portfolio-wide rental rates because of the numerous factors affecting rates, including the term of each lease, rental concessions, size of space and the disparity among the Company's various markets, rental rates in 1993 for renewal leases and new tenants in existing industrial buildings were generally 10% to 15% below the final rate on the former lease for the same space. At December 31, 1993, the Company's total building portfolio was 93.6% leased compared to 90.9% and 85.1% at December 31, 1992 and 1991. For the four years from 1994 through 1997, leases for 11.1%, 11.1%, 18.1%, and 10.8% of total square footage is scheduled to expire.

          Net cash used for investing activities was $15 million, $55.6 million and $150.4 million in 1993, 1992 and 1991. The decrease in 1993 results from a $26.8 million reduction in capital expenditures and a $14.3 million increase in the net proceeds from the sale of income producing properties. The decrease in 1992 reflects both a $62.8 million decrease in capital expenditures and net proceeds from the sale of income producing properties and a joint venture interest of $30.7 million.

          In 1993, the Company invested $61.1 million to develop its land and improve its income producing properties. These funds were used for building construction and improvements, as well as entitlement efforts and pre-constru-ction activities. They were financed through borrowings from revolving construction facilities, property sales, funds generated from operations and cash on hand. During 1993, the Company completed 392,000 square feet for two build-to-suit projects that were 100% pre-leased and an additional 151,000 square feet that was built for and sold to users. In addition, the Company had under construction an additional 577,000 square feet which is 92.6% pre-leased.

          Net cash provided by financing activities was $120.2 million, $7.7 million and $100.9 million in 1993, 1992 and 1991, respectively. The 1993 amounts reflect principally the net proceeds from the Series A and B preferred stock offerings. These amounts also reflect the use of a portion of those proceeds to repay debt, to purchase investments held for future repayment of the $388.2 million mortgage loan with The Prudential Insurance Company of America (Prudential), and to pay dividends on the Series A preferred stock.

          In 1993, the Company renewed an unsecured revolving facility as a two-year $75 million unsecured revolving facility and a three-year $46 million unsecured term facility. The Company also renewed its construction facility for a one-year revolving period, with maximum borrowings at any time of $75.5 million. The Company also obtained a separate two-year $25.4 million con-struction facility for the East Baybridge Center project.

CONVERSION OF DEBENTURE AND ISSUANCE OF SERIES A AND SERIES B PREFERRED STOCK

          During 1993, the Company completed a major restructuring of its debt with Bay Area Real Estate Investment Associates L.P. (BAREIA). On February 11, 1993, BAREIA converted a convertible debenture (accreted value of $111.4 million) into common stock with a value of $141 million. Concurrently with the conversion, the Company issued 3,449,999 shares of Series A preferred stock for $172.5 million. BAREIA purchased 40.7% of the Series A preferred stock sold, the same percentage as its common stock ownership.

          The net proceeds of the Series A preferred stock issuance were approximately $164.4 million. These proceeds were used to repay $69 million of an unsecured revolving credit facility and to invest $50 million in securities which were held for the benefit of The Prudential Insurance Company of America (Prudential) and committed to the paydown and refinancing of the Company's $388.2 million loan with Prudential. The balance of the proceeds were invested in short-term marketable securities until February 1994 when the refinancing of this loan with Prudential was completed.

          On November 4, 1993, the Company completed a private placement of 3,000,000 shares of Series B preferred stock for $150 million. The net proceeds of $143.5 million were used to repay $24 million of an unsecured term facility, with the remainder to be used to repay debt that matures from 1994 through 1997, and for general corporate purposes.

          The conversion of the debenture and the application of the net proceeds of the preferred stock issuances significantly reduced the Company's debt. The Company believes that the increased equity provided by the conversion of the debenture and the issuance of the Series A and Series B preferred stock will significantly increase its financial flexibility.

          At December 31, 1993, cash and cash equivalents totalled $146.6 million and restricted cash totalled $67.4 million. Assuming the refinancing and paydown of the Prudential loans, as described below, cash and cash equivalents at December 31, 1993 would have totalled $85.8 million. In addition, the Company had available $69.3 million under its working capital facility, $68.5 million under its construction facilities, and $1.9 million under its intermediate term loan facilities.

REFINANCING OF PRUDENTIAL MORTGAGE LOAN

          On February 18, 1994, the Company refinanced its $388.2 million mortgage loan with Prudential with a $280 million mortgage loan due March 1, 2004 and bearing an average interest rate of 8.71%. The new loan reflects a paydown of $108.2 million, of which $81 million was required to meet current loan underwriting standards and $27.2 million was paid to release selected properties from the loan. In connection with this refinancing, the Company also paid down $10 million of another mortgage loan with Prudential due January 1, 1996, and incurred an extraordinary expense of $11.9 million ($7.4 million, net of income tax benefits). This extraordinary expense consisted of a redemption premium paid to Prudential and the write-off of deferred financing costs associated with the $388.2 million loan.


RESULTS OF OPERATIONS
(in thousands)
                                                  YEAR-ENDED DECEMBER 31,
                                             --------------------------------
                                               1993        1992        1991
                                               ----        ----        ----
PROPERTY SALES
  Sales. . . . . . . . . . . . . . . .      $  72,569   $  83,956   $  60,048
  Cost of sales. . . . . . . . . . . .         39,327      43,678      16,289
                                             --------    --------    --------
  Gross profit on sales  . . . . . . .      $  33,242   $  40,278   $  43,759
                                             --------    --------    --------
                                             --------    --------    --------

  Gross profit percentage. . . . . . .           45.8%       48.0%       72.9%
                                             --------    --------    --------
                                             --------    --------    --------

OPERATING PROPERTIES
  Rentals
     Commercial and industrial . . . .      $ 105,251   $  94,737   $  83,303
     Agricultural and other. . . . . .          1,107       1,805       2,084
                                             --------    --------    --------
                                              106,358      96,542      85,387
                                             --------    --------    --------
  Expenses
     Operating and maintenance . . . .         30,684      30,792      31,102
     Taxes other than income . . . . .         19,726      18,204      17,505
                                             --------    --------    --------
                                               50,410      48,996      48,607
                                             --------    --------    --------
  Income from operating properties . .      $  55,948   $  47,546   $  36,780
                                             --------    --------    --------
                                             --------    --------    --------

  Income as a percentage of rentals. .           52.6%       49.2%       43.1%
                                             --------    --------    --------
                                             --------    --------    --------



COMPARISON OF 1993 TO 1992

          The Company had a 1993 net loss of $52.8 million, after non-recurring expenses, property write-downs and extraordinary expense. The 1993 net loss per share was $.97 after preferred stock dividends of $16.1 million. This compares to net income of $1.2 million or $.02 per share in 1992.

          Before non-recurring expenses, property write-downs and extraordinary expense, the Company had 1993 net income of $7.7 million after tax, or a net loss of $.12 per share (after preferred stock dividends of $16.1 million). This compares to net income of $1.2 million, or $.02 per share, in 1992. Income before taxes was $17 million (before the non-recurring expenses, property write-downs and extraordinary expense) in 1993 compared to $2.4 million in 1992.

          The significant improvement in 1993 operating performance is due to a combination of factors. Income from operating properties increased, interest income increased from investments of the cash proceeds from equity offerings, and interest expense decreased from conversion of the Debenture and repayment of debt. This was partially offset by lower gross profit from property sales. Net income for 1993 also reflects a $3 million charge for income taxes related to the 1993 increase in the federal corporate tax rate.

          The decrease in gross profit from property sales resulted from a combination of lower sales and higher cost basis in properties sold. Property sales in 1993 included $46.9 million from sales of income producing properties,
which generated gross profit of $23 million.   For 1992, gross profit included
$14.9 million from the sale of income producing properties and a $6.4 million loss on the sale of a joint venture interest. The income producing properties were sold in 1993 in conjunction with the Company's build-to-sell activities and the Prudential refinancing. The Prudential refinancing allowed the Company to sell certain buildings and ground leases which were subject to the mortgage, without paying a prepayment penalty. Land sales have decreased since 1992 because of a lack of demand caused by a weak real estate market in California and the limited financing available for land acquisitions. Property sales and related gross profit will continue to fluctuate from period to period. This fluctuation results from both changing market conditions and the Company's approach to selling property when it can obtain attractive prices. The factors in the decision to sell property include the attractiveness of the price, the property's future value potential and, in the case of income producing properties, the loss of rental revenue. Cost of sales may also vary widely because it is determined by the Company's historical cost basis in the underlying land sold.

          Income from operating properties increased 18% due to higher rental revenue coupled with only a slight increase in operating expenses. Nearly 85% of the growth in rental revenue came from existing properties, with the remainder coming from rents from buildings completed over the past twelve months. Over 80% of the increase in rental revenue from existing buildings was the result of higher occupancy and the remainder from higher rental rates. The increase in rental rates is from automatic rental increases, offset in part by decreases in rates for renewal leases and new tenants. The increase in taxes other than income resulted primarily from increases in property taxes from completed buildings and improvements, coupled with a reduction of property taxes in 1992 due to a reassessment of the Chicago Railway Exchange office building.

          The increase in interest income resulted from the investment of the net proceeds of the Series A and Series B preferred stock issuances. The increase in equity in earnings of joint ventures in 1993 was caused primarily by the suspension in recording losses incurred by Pacific Design Center. The suspension of losses began when the Company's interest in cumulative losses of that joint venture exceeded its interest in cumulative earnings. The equity in earnings of joint ventures was also affected by the 1992 sale of the Company's interest in a joint venture in a San Francisco office building. The Company's other joint ventures, as a group, are performing well and showed an overall improvement in operating results compared to 1992. Other revenue was lower than 1992 mainly due to the receipt of a non-refundable option deposit and an arbitration settlement in 1992. This was partially offset by increased revenue from early lease terminations and developers' fees earned in 1993. Interest expense decreased as a result of the conversion of the Debenture as well as paydowns on the working capital facility. This decrease, however, was partially offset by borrowings on intermediate secured term loans and by reduced capitalized interest due mainly to decreased construction activity.

          In 1993, the Company recorded a $32.5 million ($19.5 million net of income tax benefits) write-down of certain properties where carrying costs exceeded estimated net realizable value.

          As required by SFAS No. 109, the Company increased its tax expense and related deferred tax liability by $3 million during the third quarter of 1993 as a result of legislation enacted on August 10, 1993 increasing the federal corporate tax rate from 34% to 35% effective January 1, 1993. Excluding this, tax expense before the extraordinary item decreased $12.2 million due to lower pre-tax income ($21.2 million), offset by charges attributable to the conversion of the Debenture ($9 million).

COMPARISON OF 1992 TO 1991

          The Company had 1992 net income of $1.2 million, or $.02 per share, compared to $5 million, or $.09 per share, in 1991. Income before taxes was $2.4 million in 1992 compared to $8.3 million in 1991. The declines in 1992 were due to increases in interest and depreciation expenses and lower income from property sales. These increases were only partially offset by higher income from operating properties.

          The decrease in gross profit from property sales was due to an overall increase in the cost basis of properties sold in 1992 and a $6.4 million loss on the sale of a joint venture interest. The loss resulted from a decline in the value of the office building held by the venture and the Company's high cost basis in the interest sold. In addition to the joint venture sale, property sales in 1992 included $18.5 million from the sale of income producing properties which generated gross profit of $14.9 million, the sale of land and easements to the Southern California Rapid Transit District, and a number of smaller transactions, including the recognition of previously deferred revenue from installment sales. As described above, property sales and cost of sales will fluctuate from period to period.

          Income from operating properties increased 29% due to higher rental revenue, offset slightly by a marginal increase in operating expenses. Higher rental revenue from existing buildings contributed two-thirds of this increase, with the remainder from rents on buildings completed during 1992. Almost 60% of the increase in rental revenue from existing buildings was the result of higher occupancy. The rest came from higher rental rates. The increase in rental rates in existing buildings resulted from automatic increases in leases, offset in part by decreases in rates for renewal leases and new tenants. The increase in taxes other than income resulted principally from supplemental property tax billings for improvements on certain Southern California properties and for properties acquired in 1991 through a land exchange program with The Atchison, Topeka and Santa Fe Railway Company. These increases were partially offset by the reduction in property taxes due to a reassessment of an office building the Company owns in Chicago.

          Equity in losses of joint ventures increased due principally to higher losses from the Pacific Design Center. The Company's other joint ventures, as a
group, performed well and had improved operating results compared to 1991.   A
reduction in general and administrative expenses resulted mainly from staff reductions and lower cost of outside professional services. The increased depreciation expense is due to buildings placed in service during 1992 and new tenant improvements in existing buildings. Interest expense increased as a result of lower interest capitalized due to reduced capital expenditures and compounding interest on the Debenture and new borrowings.

          Income tax expense decreased $2.1 million in 1992 primarily as a result of lower pre-tax income.

INCOME TAXES

          The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective January 1, 1993. This Statement supersedes SFAS No. 96, "Accounting for Income Taxes," which was adopted by the Company in 1989. Adoption of SFAS No. 109 required no adjustment to the Company's balance sheet or statement of income.

          At December 31, 1993, the Company had gross deferred tax assets total-ling $83 million. This included $20 million relating to net operating loss carryforwards (NOLs) of $21.3 million, $16.9 million and $13.3 million, which expire in 2006, 2007 and 2008, respectively. The Company's other deferred tax assets of $63 million relate primarily to differences between book and tax basis of properties. These deferred tax assets are not subject to expiration and will be realized at the time of taxable dispositions of the properties. Deferred tax liabilities in excess of deferred tax assets are often associated with the same property, with the result that the deferred tax asset will be realized in a taxable disposition, without regard to other taxable income. The Company believes it is more likely than not that it will realize the benefit of its deferred tax assets, and that no valuation allowance is required. In making this determination, the Company considered: the nature of its deferred tax assets (and liabilities); the amounts and expiration dates of its NOLs; the historical levels of taxable income; the significant unrealized appreciation of its properties, including surplus properties likely to be sold during the NOL carryforward periods; and its ability to control the timing of property sales in order to assure that deferred tax assets will be offset by deferred tax liabilities or realized appreciation.

ENVIRONMENTAL MATTERS

          Many of the Company's properties are in urban and industrial areas, and many properties may have been leased to commercial or industrial tenants who may have discharged hazardous materials. From 1991 to 1993, expensed and capitalized environmental costs, including legal fees, totalled $19.4 million. The Company expects to spend $5.9 million for environmental investigation and remediation costs in 1994, including related legal costs. The Company's environmental remediation costs are expected to increase as the Company develops its major mixed-use projects.

          While the Company or outside consultants have evaluated the environmental liabilities associated with most of the Company's properties, any evaluation necessarily is based on the prevailing law and identified site conditions at that time. Although the Company closely monitors its environmental costs, the size of the portfolio precludes extensive review of every property on a regular basis. Since the Company generally takes properties from an undeveloped to developed state, it may be obligated to achieve compliance with environmental laws only as they apply to the undeveloped property. Further remediation would only be required if the property were to be developed. The property would not be developed unless the scope and potential value justified the clean-up costs.

          Environmental costs incurred in connection with income producing properties and properties previously sold are expensed. Costs relating to undeveloped properties are capitalized as part of development costs. At December 31, 1993, the Company's estimate of its potential liability for identified environmental costs ranged from $2 million to $24 million for properties where costs would be charged to operations. These costs are expected to be incurred over an estimated ten-year period, with a substantial portion incurred over the next five years. At December 31, 1993, the Company's estimate of its potential liability for identified environmental costs relating to developable properties ranged from $18 million to $63 million. These costs generally will be capitalized as they are incurred, over the course of the estimated development period of approximately 20 years.

          The Company maintains a reserve for the known, probable costs of environmental remediation to be incurred in connection with income producing properties and properties previously sold. Although an unexpected event could have a material impact on the results of operations for any period, the Company does not believe that such costs for identified liabilities will have a material adverse effect on its financial condition. See Note 4 to the Consolidated Financial Statements.

SUPPLEMENTAL CURRENT VALUE

          Since management believes that the current value of its properties is an important financial measure, the Company annually provides a current value balance sheet. Presented in addition to historical cost financial statements, the Company believes current value provides meaningful information regarding the financial condition and the value of its properties in today's real estate market. Current value does not contemplate liquidation or a distressed sale of the Company's assets. It is a measure of the value in the intended use of the property. It is determined through analyzing the economy, market trends and operating results affecting each property, direct sales comparisons and discussions with knowledgeable independent real estate professionals.
Therefore, aggregate current value of the Company's assets will reflect increases and declines in the value of the Company's portfolio, which are not reflected in historical cost accounting. Management determines the valuation methods used to develop the current value balance sheets. These methods, as well as other relevant information, are discussed in Note 2 to the Consolidated Financial Statements.

          At December 31, 1993, stockholders' equity on a current value basis was $1 billion or $9.31 per share, compared to $964 million or $14.52 per share at December 31, 1992, after giving effect in each year to the 1993 conversion of the convertible debenture and the issuance of Series A and B preferred stock. Also assuming conversion of all Series A and B preferred stock in each year, at their respective $9.06 and $9.80 conversion prices, stockholders' equity per share on a current value basis would have been $9.34 and $12.88 at December 31, 1993 and 1992.

          At December 31, 1993, the current value of the Company's real estate assets was $1.7 billion, compared to $2.1 billion and $2.5 billion in 1992 and 1991. These represent declines of $411.6 million (19.4%) and $364.6 million (14.7%) in 1993 and 1992. Both the 1993 and 1992 declines were largely the result of a general decline in real estate values, particularly with respect to land held for development.

          The table below identifies the components of the change in current value, by property type, from December 31, 1992 to December 31, 1993:

                   VALUE CHANGE BY COMPONENT AND PROPERTY TYPE
                                  (IN MILLIONS)

                                              PROPERTIES HELD AT BEGINNING          PROPERTIES SOLD, ACQUIRED
                                                     AND END OF YEAR              OR EXCHANGED DURING THE YEAR
                                         --------------------------------------  ------------------------------
                                           REVALUATION OF
                                         EXISTING PROPERTIES  TRANSFERS WITHIN       SALES       ACQUISITIONS      CHANGES FROM
                                          AND IMPROVEMENTS       CATEGORIES      AND EXCHANGES   AND EXCHANGES   DECEMBER 31, 1992
                                         -------------------  ----------------  --------------  --------------  ------------------
Developable. . . . . . . . . . . .            $ (187.7)           $ (4.4)          $  (5.5)          $  .1          $ (197.5)
Income producing . . . . . . . . .               (98.8)              4.4             (52.5)             --            (146.9)
Surplus developable. . . . . . . .               (54.6)               --              (8.5)             --             (63.1)
Agricultural and other . . . . . .                (3.8)               --             (11.9)            1.0             (14.7)
                                              --------            ------           -------           -----          --------
   Subtotal. . . . . . . . . . . .              (344.9)               --             (78.4)            1.1            (422.2)
Estimated disposition costs. . . .                10.6                --                --              --              10.6
                                              --------            ------           -------           -----          --------
   Total . . . . . . . . . . . . .            $ (334.3)               --           $ (78.4)          $ 1.1          $ (411.6)
                                              --------            ------           -------           -----          --------
                                              --------            ------           -------           -----          --------


          The value of the developable portfolio declined 20.5% overall in 1993. The portfolio declined 19.5% solely as the result of market conditions caused by decreased demand for new real estate product. Continued poor economic conditions in the western United States has further reduced demand for new commercial real estate. This lack of demand has depressed rental rates for new development and in turn, resulted in falling land values in most markets.

          The value of income producing properties decreased 17.2% overall, again due to a general decline in real estate values. Approximately 11.5% of the decline was market related, after adjusting for sales, exchanges and trans-fers. This decline in value was caused principally by a general decline in the economy which reduced rents and increased investor yield requirements. Two other factors which affected value were sales of certain ground leases and buildings, offset by transfers of completed buildings from the developable portfolio.

          The value of surplus developable properties decreased 38%, of which 32.9% was market related, after adjusting for sales, exchanges and transfers. The value of agricultural and other properties declined 7.7%, of which 2% was related to current market conditions only, with the remaining decline due to sales and exchanges.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and schedules required under Regulation S-X promulgated under the Securities Act of 1933 are identified in Item 14 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

          Except for the information relating to the executive officers of the Company set forth in Part I of this Annual Report on Form 10-K, the information required by the following items will be included in the Company's definitive Proxy Statement ("1994 Proxy Statement") which will be filed with the Securities and Exchange Commission in connection with the 1994 Annual Meeting of Stockholders.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information in the section captioned "Election of Directors" in the 1994 Proxy Statement is incorporated herein by reference.

          The information in the section captioned "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1994 Proxy Statement is incorporated herein by reference.

          The information in the section captioned "Security Ownership of Certain Beneficial Owners" in the 1994 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

          The information in the sections captioned "Election of Directors-- Directors' Compensation" and "Compensation of Executive Officers" included in the 1994 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information in the sections captioned "Security Ownership of Directors and Officers" and "Security Ownership of Certain Beneficial Owners" in the 1994 Proxy Statement are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information in the section captioned "Certain Transactions" in the 1994 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)(1) AND (a)(2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
     SCHEDULES

          See Index to Financial Statements and Financial Statement Schedules at F-1 herein.

          All other Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (a)(3) EXHIBITS

Exhibit
   No.
- -------

   3.1    Form of Restated Certificate of Incorporation of the Registrant (1)
   3.1A   Amendment to Restated Certificate of Incorporation of the Registrant *
   3.3 Form of Certificate of Designations, Preferences and Rights of $3.25 Series A Cumulative Convertible Preferred Stock (2)
   3.4    Form of Restated By-Laws (3)
   3.5 Form of Certificate of Designations, Preferences and Rights of $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock (9)
   4.1    Form of stock certificate representing Common Stock (1)
   4.2    13 1/2% Convertible Debenture of the Registrant due December 28,
             1994 (4)
   4.3 Credit Agreement dated December 17, 1988, as amended December 28, 1989, between the Registrant and The Prudential Insurance Company of America ("Prudential") (1)
   4.4 Term Loan Agreement dated December 6, 1988 between Security Pacific National Bank ("Security Pacific") and the Registrant (1)
   4.5 Revolving Credit Agreement dated as of December 6, 1988 between Security Pacific and the Registrant (1)
   4.6 Loan Agreement dated as of December 29, 1989 between the Registrant and The Chase Manhattan Bank, N.A. ("Chase") (1)
   4.7 Amended and Restated Loan Agreement dated December 31, 1990 between Chase and the Registrant (5)
   4.8 Extension and Modification Agreement dated November 6, 1991 between Chase and the Registrant (6)
   4.9 Form of stock certificate representing $3.75 Series A Cumulative Convertible Preferred Stock (2)
   4.10 Form of stock certificate representing $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock *
   4.11 Loan Agreement dated as of February 16, 1994 between the Registrant and Prudential **
  10.1    Exploration Agreement and Option to Lease dated December 28, 1989 between the Registrant and Santa Fe Pacific Minerals Corporation
             (1)
  10.2    Agreement to Exchange Real Property dated as of December 29, 1989
             ("Exchange Agreement") between the Registrant and The Atchison, Topeka and Santa Fe Railway Company ("ATSF") (1)
  10.2A   First Amendment to Exchange Agreement dated December 4, 1990 between the Registrant and ATSF (5)
  10.3    Long-Term Stockholders Agreement dated as of December 29, 1989 among the Registrant, Bay Area Real Estate Investment Associates L.P. ("BAREIA"), Olympia & York SF Holdings Corporation ("O&Y") and Itel Corporation ("Itel") (1)
  10.4    Registration Rights Agreement dated as of December 29, 1989 among the
             Registrant, BAREIA, O&Y and Itel (1)
  10.6    Restated Tax Allocation and Indemnity Agreement dated December 29,
             1989 among the Registrant and certain of its subsidiaries and Santa Fe Pacific Corporation ("SFP") (1)

Exhibit
   No.                              Exhibits
- -------                             --------

  10.7    State Tax Allocation and Indemnity Agreement dated December 29, 1989 among the Registrant and certain of its subsidiaries and SFP (1)
  10.8    Executive Employment Agreement dated April 1, 1989 between Vernon B.
             Schwartz and the Registrant(4)
  10.9    Registrant's Annual Performance Bonus Program (4)
  10.10   Registrant's Stock Purchase Program (4)
  10.11   Registrant's Profit Sharing & Savings Plan and Trust (4)
  10.12   Registrant's Long-Term Incentive Compensation Program (4)
  10.12A  Registrant's Long-Term Incentive Compensation Program, as amended and restated effective February 27, 1992 (3)
  10.13   Registrant's Incentive Stock Compensation Plan (4)
  10.14   Management Agreement between ATSF and Catellus Management Corporation dated December 1, 1990 (5)
  10.15   Termination, Substitution and Guarantee Agreement between ATSF and the
             Registrant dated December 21, 1990 (5)
  10.16   Registrant's Stock Option Plan (5)
  10.17   Development Agreement dated April 1, 1991 between the Registrant and the San Francisco Board of Supervisors (7)
  10.18   Development Agreement dated May 9, 1983, by and between the City of
             San Diego and the Registrant (5)
  10.19   Owner Participation Agreement dated June 16, 1983, by and between
             Redevelopment Agency of The City of San Diego and the Registrant
             (5)
  10.20   Development Agreement dated October 30, 1991, by and between The
             Southern California Rapid Transit District and the Registrant (6)
  10.21   Executive Stock Option Plan (3)
  10.21A  Amended and Restated Executive Stock Option Plan *
  10.22   Amended and Restated Development Agreement between the City of Fremont and the Registrant effective March 19, 1992 (3)
  10.22A  First Amendment to Amended and Restated Development Agreement between the City of Fremont and the Registrant effective July 1, 1993 *
  10.23   First Amendment to Development Agreement between the Southern
             California Rapid Transit District ("RTD") and the Registrant (3)
  10.24   Letter Agreement dated June 30, 1992 between RTD and the Registrant
             (3)
  10.25   Agreement dated as of January 14, 1993 between the Registrant and
             BAREIA (8)
  10.26   Form of First Amendment to Registration Rights Agreement among the
             Registrant, BAREIA, O&Y and Itel(8)
  10.27   Form of Stockholders Agreement among the Registrant, BAREIA, O&Y and
             Itel (8)
  10.28   Agreement dated February 22, 1994 between Registrant and Vernon B.
             Schwartz *
  21.1    Subsidiaries of Registrant (3)
  23.1    Consent of Independent Accountants *
  23.2    Consent of Independent Real Estate Appraisers *
  24.1    Powers of Attorney from directors with respect to the filing of the
             Form 10-K *

          The Registrant has omitted instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10 percent of the assets of the Registrant and its subsidiaries on a consoli-dated basis. The Registrant agrees to furnish a copy of such instrument to the Commission upon request.

          MANAGEMENT'S CONTRACTS AND COMPENSATORY PLANS - Exhibits 10.9, 10.11, 10.12, 10.13, 10.16, 10.21A and 10.28 are current management contracts or compensatory plans.

     (b)  Reports on Form 8-K

          During the quarter ended December 31, 1993, the Registrant filed a Current Report on Form 8-K dated October 19, 1993 to file, under Item 5, the Company's earnings release for the quarter and nine months ended September 30, 1993.

- ---------------
 *        Filed with this report on Form 10-K.
 **       To be filed by amendment.
(1) Incorporated by reference to Exhibit of the same number of the Registration Statement on Form 10 (Commission File No. 0-18694) as filed with the Commission on July 18, 1990 ("Form 10").
(2) Incorporated by reference to Exhibit of the same number on the Form 8 constituting a Post-Effective Amendment No. 1 to the Form 8-A as filed with the Commission on February 19, 1993.
(3) Incorporated by reference to Exhibit of the same number of Registration Statement on Form S-3 (Commission File No. 33-56082) as filed with the Commission on December 21, 1992 ("Form S-3").
(4) Incorporated by reference to Exhibit of the same number of the Form 8 constituting Post-Effective Amendment No. 1 to the Form 10 as filed with the Commission on November 20, 1990.
(5) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1990.
(6) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1991.
(7) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1990, referred to therein as "Development Agreement dated February 19, 1991 between the Registrant and the San Francisco Board of Supervisors".
(8) Incorporated by reference to Exhibit of the same number of Amendment No. 2 to Form S-3 as filed with the Commission on February 4, 1993.
(9) Incorporated by reference to Exhibit of the same number on the Form 10-Q for the quarter ended September 30, 1993.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        CATELLUS DEVELOPMENT CORPORATION



                    By  /s/ Vernon B. Schwartz
                        ------------------------------
                        Vernon B. Schwartz
                        Chairman, President and Chief
                        Executive Officer



Dated:  March 25, 1994


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Catellus Development Corporation and in the capacities and on the date indicated.


Signature                     Title                         Date
- ---------                     -----                         -----

/s/Vernon B. Schwartz         Chairman, President,          March 25, 1994
- --------------------------    Chief Executive
Vernon B. Schwartz            Officer and Director
                              Principal Executive
                              Officer

/s/ David A. Smith            Senior Vice President and     March 25, 1994
- --------------------------    Chief Financial Officer
David A. Smith                Principal Financial
                              Officer


/s/ David M. Perna            Controller                    March 25, 1994
- --------------------------    Principal Accounting
David M. Perna                Officer

Signature                     Title                         Date
- ---------                     -----                         -----


            *                 Director
- --------------------------
Joseph F. Alibrandi


            *                 Director
- --------------------------
Darla Totusek Flanagan


            *                 Director
- --------------------------
Gary M. Goodman


            *                 Director
- --------------------------
Robert D. Krebs


            *                 Director
- --------------------------
Judd D. Malkin


            *                 Director
- --------------------------
John E. Neal


            *                 Director
- --------------------------
Joseph R. Seiger


            *                 Director
- --------------------------
Jacqueline R. Slater


            *                 Director
- --------------------------
Tom C. Stickel


            *                 Director
- --------------------------
John E. Zuccotti


By /s/ David M. Perna                                       March  25, 1994
   --------------------------
   David M. Perna
   Attorney-in-fact

                          INDEX TO FINANCIAL STATEMENTS
                             AND FINANCIAL STATEMENT
                      SCHEDULES (ITEM 14(A)(1) AND (A)(2))



                                                                           Page
                                                                           ----

(A)(1) FINANCIAL STATEMENTS

Report of Independent Accountants dated February 18, 1994,                  F-2
Report of Independent Real Estate Appraisers dated February 17, 1994        F-3
Consolidated Balance Sheet - Historical Cost Basis and Supplemental
   Current Value Basis at December 31, 1993 and 1992                        F-4
Consolidated Statement of Income - Historical Cost Basis
   for the years ended December 31, 1993, 1992 and 1991                     F-5
Consolidated Statement of Stockholders' Equity - Historical
   Cost Basis for the years ended December 31, 1993, 1992 and 1991          F-7
Consolidated Statement of Cash Flows - Historical Cost Basis for
   the years ended December 31, 1993, 1992 and 1991                         F-8
Consolidated Statement of Changes in Revaluation Equity-Supplemental
   Current Value Basis for the years ended December 31, 1993 and 1992      F-10
Notes to Consolidated Financial Statements                                 F-11
Summarized Quarterly Results (Unaudited)                                   F-25



(A)(2) FINANCIAL STATEMENT SCHEDULES

                                                                           Page
                                                                           ----
Report of Independent Accountants dated February 18, 1994                   S-1
Schedule V - Property, Plant and Equipment                                  S-2
Schedule VI - Accumulated Depreciation, Depletion and Amortization          S-3
Schedule VII - Guarantees of Securities of Other Issuers                    S-4
Schedule VIII - Valuation and Qualifying Accounts                           S-5
Schedule IX - Short-Term Borrowings                                         S-6
Schedule X - Supplementary Income Statement Information                     S-7
Schedule XI - Real Estate and Accumulated Depreciation                      S-8
Attachment A to Schedule XI                                                 S-9

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Catellus Development Corporation

          We have audited the accompanying historical cost basis consolidated balance sheet of Catellus Development Corporation and its subsidiaries (the Company) as of December 31, 1993 and 1992, and the related historical cost basis consolidated statements of income, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 1993. We have also audited the supplemental current value basis consolidated balance sheet of the Company as of December 31, 1993 and 1992 and the related supplemental current value basis consolidated statement of changes in revaluation equity for the years ended December 31, 1993 and 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the historical cost basis consolidated financial statements referred to above present fairly, in all material respects, the financial position of Catellus Development Corporation and its subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

          As described in Note 2, the supplemental current value basis consoli-dated balance sheets have been prepared by management to present relevant financial information that is not provided by the historical cost basis finan-cial statements and are not intended to be a presentation in conformity with generally accepted accounting principles. In addition, the supplemental current value basis consolidated balance sheets do not purport to present net realiz-able, liquidation, or market value of the Company as a whole.

          Current values of real estate are estimated by management in accor-dance with the procedures described in Note 2, which included receipt of an appraisers' concurrence report from Landauer Associates, Inc. We have tested the procedures used by management in arriving at their estimate of current value and have tested the underlying documentation. In the circumstances, we believe the procedures are reasonable and the documentation appropriate. Because of the subjectivity inherent in any estimate of current value of real estate, and because, generally, the Company's real estate assets are held for long-term operation and appreciation and thus are not presently for sale, amounts realized by the Company from the operation and ultimate disposition of real estate assets may vary significantly from the current values presented.

          In our opinion, the supplemental consolidated current value basis financial statements referred to above present fairly, in all material re-spects, the information set forth therein on the basis of accounting described in Note 2.


/s/ Price Waterhouse


Price Waterhouse
San Francisco, CA
February 18, 1994

                  REPORT OF INDEPENDENT REAL ESTATE APPRAISERS

To the Board of Directors
and Stockholders of
Catellus Development Corporation
and Price Waterhouse

          We have reviewed the estimate of aggregate current value of the portfolio of real estate holdings of Catellus Development Corporation (the Company) as of December 31, 1993 and 1992. The property interests at December 31, 1993 include approximately 277 income producing buildings; approximately 7,811 acres of land planned for near-term development; approximately 20,485 acres of land held for long-term development or sale; 73 ground lease positions; approximately 16,130 acres of agricultural land; approximately 857,185 acres of mountain and desert land; and 9 joint venture interests. The property interests were valued subject to tenants' leases, but before debt.

          The aggregate current value of the interests, estimated by the Company as of December 31, 1993 and 1992, was $1,712,217,000 and $2,123,816,000,
respectively. These totals represent the Company's estimate of the aggregate current value of the interests in the entire property portfolio and assume that the individual assets are marketable and would be disposed of in an orderly manner, allowing a sufficient time period for exposure of each property interest to potential purchasers. The current valuation of the portfolio has applied neither a premium nor a discount with regard to a bulk sale of the entire portfolio.

          Based upon our review, we concur with the Company's estimates of aggregate current value of the portfolio. By this we mean it is our opinion that the current value estimates by the Company are within ten percent (10%) of the aggregate value which we would estimate in a full and complete appraisal of the same interests. A variation of less than ten percent (10%) between apprais-ers implies substantial agreement as to the most probable current value of such property interests.

          The data used in our review were supplied to us in summary form by the Company. We have had complete and unrestricted access to all underlying documents. We have relied upon the Company's interpretation and summaries of leases, operating agreements, estimate of environmental remediation costs, etc. During 1992 and 1993, we physically inspected Company properties with combined individual current value estimates representing approximately 86% of the aggregate current value estimate.

          We certify that neither Landauer Associates, Inc. nor the undersigned have any present or prospective interest in the Company's properties, and we have no personal interest or bias with respect to the parties involved. To the best of our knowledge and belief, the facts upon which the analysis and conclu-sion were based are materially true and correct. No one other than the under-signed, assisted by members of our staff, performed the analyses and reached the conclusions resulting in the opinion expressed in this letter. Our fee for this assignment was not contingent on any action or event resulting from the analy-ses, opinions, or conclusions in, or the use of, this review.

          This review has been prepared in conformity with the Code of Ethics and Standards of Professional Practice of the Appraisal Institute. As of the date of this letter, James C. Kafes has completed the requirements of the continuing education program of the Appraisal Institute.

Respectfully submitted,
Landauer Associates, Inc. Real Estate Counselors

/s/ James C. Kafes                      /s/ John F. Brengelman
James C.  Kafes, MAI, CRE               John F. Brengelman
Managing Director                       Senior Vice President
New York, NY
February 17, 1994

                        CATELLUS DEVELOPMENT CORPORATION

               CONSOLIDATED BALANCE SHEET -- HISTORICAL COST BASIS
                       AND SUPPLEMENTAL CURRENT VALUE BASIS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                          DECEMBER 31, 1993             DECEMBER 31, 1992
                                                                     ---------------------------   ---------------------------
                                                                      SUPPLEMENTAL                  SUPPLEMENTAL
                                                                      CURRENT VALUE   HISTORICAL    CURRENT VALUE   HISTORICAL
                                                                     BASIS (NOTE 2)   COST BASIS   BASIS (NOTE 2)   COST BASIS
                                                                     --------------   ----------   --------------   ----------
ASSETS
Developable properties . . . . . . . . . . . . . . . . . . . . .      $  766,980     $  592,497     $  964,465     $  581,443
Income producing properties. . . . . . . . . . . . . . . . . . .         708,936        552,387        855,809        561,258
Surplus developable properties . . . . . . . . . . . . . . . . .         103,104         75,078        166,239         92,949
Agricultural and other properties. . . . . . . . . . . . . . . .         177,100         12,198        191,760         12,571
Less accumulated depreciation. . . . . . . . . . . . . . . . . .              --       (140,328)            --       (118,587)
Less estimated disposition costs . . . . . . . . . . . . . . . .         (43,903)            --        (54,457)            --
                                                                       ---------      ---------      ---------      ---------
                                                                       1,712,217      1,091,832      2,123,816      1,129,634
Other assets and deferred charges. . . . . . . . . . . . . . . .           8,989         51,207         10,052         51,044
Notes receivable . . . . . . . . . . . . . . . . . . . . . . . .          10,098          9,579          9,369          7,885
Accounts receivable, less allowances . . . . . . . . . . . . . .           7,195          7,195          5,594          5,594
Restricted cash and investments. . . . . . . . . . . . . . . . .          67,410         67,410             --            --
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .         146,604        146,604         14,730         14,730
                                                                       ---------      ---------      ---------      ---------
   Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,952,513     $1,373,827     $2,163,561     $1,208,887
                                                                       ---------      ---------      ---------      ---------
                                                                       ---------      ---------      ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage and other debt. . . . . . . . . . . . . . . . . . . . .      $  645,083     $  663,764     $  867,712     $  887,185
Accounts payable and accrued expenses. . . . . . . . . . . . . .          47,585         47,585         28,484         28,484
Deferred credits and other liabilities . . . . . . . . . . . . .          13,109         22,200         13,151         20,382
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .         244,616        114,329        291,064        126,913
Stockholders' equity
  Preferred stock-$0.01 par value; 50,000,000
    shares authorized; 3,449,999 $3.75 Series A
    cumulative convertible shares and 3,000,000
    $3.625 Series B cumulative convertible
    exchangeable shares issued at December
    31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . .         322,500        322,500             --             --
  Common stock--$0.01 par value; 150,000,000
    shares authorized; 72,967,236 shares
    issued at December 31, 1993 and
    53,977,337 shares issued at
    December 31, 1992. . . . . . . . . . . . . . . . . . . . . .             730            730            540            540
  Paid--in capital . . . . . . . . . . . . . . . . . . . . . . .         244,151        244,151        117,930        117,930
  Retained earnings (accumulated deficit). . . . . . . . . . . .         (41,432)       (41,432)        27,453         27,453
  Revaluation equity . . . . . . . . . . . . . . . . . . . . . .         476,171             --        817,227             --
                                                                       ---------      ---------      ---------      ---------
  Total stockholders' equity . . . . . . . . . . . . . . . . . .       1,002,120        525,949        963,150        145,923
                                                                       ---------      ---------      ---------      ---------
   Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,952,513     $1,373,827     $2,163,561     $1,208,887
                                                                       ---------      ---------      ---------      ---------
                                                                       ---------      ---------      ---------      ---------


                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

            CONSOLIDATED STATEMENT OF INCOME -- HISTORICAL COST BASIS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                               YEAR ENDED DECEMBER 31,
                                                                                       --------------------------------------
                                                                                         1993           1992           1991
                                                                                         ----           ----           ----
REVENUE
   Property sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  72,569      $  83,956      $  60,048
   Rental
      Commercial and industrial. . . . . . . . . . . . . . . . . . . . . . . . .        105,251         94,737         83,303
   Agricultural and other. . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,107          1,805          2,084
   Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,120          1,158          1,702
   Equity in earnings (losses) of joint ventures . . . . . . . . . . . . . . . .          1,818         (2,016)          (539)
   Other--net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,586          6,545          6,371
                                                                                       --------       --------       --------
                                                                                        190,451        186,185        152,969
                                                                                       --------       --------       --------
COSTS AND EXPENSES
   Cost of property sold . . . . . . . . . . . . . . . . . . . . . . . . . . . .         39,327         43,678         16,289
   Operating and maintenance . . . . . . . . . . . . . . . . . . . . . . . . . .         30,684         30,792         31,102
   Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         28,073         26,440         22,217
   General and administrative. . . . . . . . . . . . . . . . . . . . . . . . . .         11,690         11,465         12,897
   Taxes other than income . . . . . . . . . . . . . . . . . . . . . . . . . . .         19,726         18,204         17,505
   Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         43,959         53,221         44,677
                                                                                       --------       --------       --------
                                                                                        173,459        183,800        144,687
                                                                                       --------       --------       --------
Non-recurring expenses
   Reserve for litigation costs. . . . . . . . . . . . . . . . . . . . . . . . .         (8,300)            --             --
   Conversion of debenture . . . . . . . . . . . . . . . . . . . . . . . . . . .        (29,552)            --             --
Write-down of property to estimated net realizable value . . . . . . . . . . . .        (32,500)            --             --
                                                                                       --------       --------       --------
                                                                                        (70,352)            --             --
                                                                                       --------       --------       --------

INCOME (LOSS) BEFORE TAXES AND EXTRAORDINARY EXPENSE . . . . . . . . . . . . . .        (53,360)         2,385          8,282
                                                                                       --------       --------       --------

Income taxes (benefit)
   Current . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             42             24             --
   Deferred. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (8,050)         1,184          3,259
                                                                                       --------       --------       --------
                                                                                         (8,008)         1,208          3,259
                                                                                       --------       --------       --------

Income (loss) before extraordinary expense . . . . . . . . . . . . . . . . . . .        (45,352)         1,177          5,023

Extraordinary expense related to early retirement of debt,
  net of income tax benefit of $4,535. . . . . . . . . . . . . . . . . . . . . .         (7,401)            --             --
                                                                                       --------       --------       --------

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ (52,753)     $   1,177      $   5,023
                                                                                       --------       --------       --------
                                                                                       --------       --------       --------





                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                               YEAR ENDED DECEMBER 31,
                                                                                       --------------------------------------
                                                                                         1993           1992           1991
                                                                                         ----           ----           ----
NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ (52,753)     $   1,177      $   5,023

      Preferred stock dividends. . . . . . . . . . . . . . . . . . . . . . . . .         16,132             --             --
                                                                                       --------       --------       --------

      Net income (loss) applicable to common stockholders. . . . . . . . . . . .      $ (68,885)     $   1,177      $   5,023
                                                                                       --------       --------       --------
                                                                                       --------       --------       --------

      Income (loss) per share of common stock:
         Income (loss) before extraordinary expense. . . . . . . . . . . . . . .      $    (.87)     $     .02      $     .09
         Extraordinary expense . . . . . . . . . . . . . . . . . . . . . . . . .           (.10)            --             --
                                                                                       --------       --------       --------
         Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    (.97)     $     .02      $     .09
                                                                                       --------       --------       --------
                                                                                       --------       --------       --------

      Average number of common shares. . . . . . . . . . . . . . . . . . . . . .         70,834         53,976         53,973
                                                                                       --------       --------       --------
                                                                                       --------       --------       --------




                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY -- HISTORICAL COST BASIS
                                 (IN THOUSANDS)



                                                                                                                    RETAINED
                                                               PREFERRED STOCK       COMMON STOCK                   EARNINGS
                                                             -------------------    ---------------      PAID-IN  (ACCUMULATED
                                                              SHARES     AMOUNT    SHARES     AMOUNT     CAPITAL    DEFICIT)
                                                               -----     ------     -----     ------     -------   -----------
Balance at December 31, 1990 . . . . . . . . . . . . .          --     $     --     53,973     $ 540     $117,863    $ 21,253
  Stock grants . . . . . . . . . . . . . . . . . . . .          --           --         --        --            7          --
  Net income . . . . . . . . . . . . . . . . . . . . .          --           --         --        --           --       5,023
                                                            ------      -------     ------      ----      -------     -------
Balance at December 31, 1991 . . . . . . . . . . . . .          --           --     53,973       540      117,870      26,276
  Issuance of restricted stock . . . . . . . . . . . .          --           --          4        --           60          --
  Net income . . . . . . . . . . . . . . . . . . . . .          --           --         --        --           --       1,177
                                                            ------      -------     ------      ----      -------     -------
Balance at December 31, 1992 . . . . . . . . . . . . .          --           --     53,977       540      117,930      27,453
  Issuance of common stock . . . . . . . . . . . . . .          --           --     18,990       190      140,810         --
  Issuance of Series A preferred stock . . . . . . . .       3,450      172,500         --        --       (8,089)        --
  Issuance of Series B preferred stock . . . . . . . .       3,000      150,000         --        --       (6,500)         --
  Series A preferred stock dividends . . . . . . . . .          --           --         --        --           --     (13,081)
  Series B preferred stock dividends . . . . . . . . .          --           --         --        --           --      (3,051)
  Net loss . . . . . . . . . . . . . . . . . . . . . .          --           --         --        --           --     (52,753)
                                                            ------      -------     ------      ----      -------     -------
Balance at December 31, 1993 . . . . . . . . . . . . .       6,450     $322,500     72,967    $  730     $244,151    $(41,432)
                                                            ------      -------     ------      ----      -------     -------
                                                            ------      -------     ------      ----      -------     -------



                 See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

          CONSOLIDATED STATEMENT OF CASH FLOWS -- HISTORICAL COST BASIS
                                 (IN THOUSANDS)


                                                                                               YEAR ENDED DECEMBER 31,
                                                                                       --------------------------------------
                                                                                         1993           1992           1991
                                                                                         ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $(52,753)      $  1,177       $  5,023
   Non-cash items included in net income (loss):
      Extraordinary expense related to early retirement of debt,
        before income tax benefit. . . . . . . . . . . . . . . . . . . . . . . .         11,936             --             --
      Non-recurring expense related to conversion of debenture. . . . . . . . .          29,552             --             --
      Non-recurring expense related to reserve for litigation costs  . . . . . .          8,300             --             --
      Write-down of property to estimated net realizable value . . . . . . . . .         32,500             --             --
      Depreciation. . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . .         28,073         26,440         22,217
      Deferred income taxes . . . . . . . . . . . . . .  . . . . . . . . . . . .        (12,584)         1,184          3,259
      Interest accrued on convertible debenture . . . .  . . . . . . . . . . . .          1,665         13,058         11,601
      Amortization of deferred loan fees and other costs . . . . . . . . . . . .          5,560          4,283          3,811
      Equity in (earnings) losses of joint ventures  . . . . . . . . . . . . . .         (1,818)         2,016            539
      Cost of land sold . . . . . . . . . . . .  . . . . . . . . . . . . . . . .          9,624         16,999         12,576
      Gain on sale of income producing properties  . . . . . . . . . . . . . . .        (22,999)       (14,887)            --
      Loss on sale of joint venture interest . . . . . . . . . . . . . . . . . .             --          6,392             --
      Other--net. . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,925            257         (2,968)
   Changes in:
   Accounts and notes receivable . . . . . . . . . . . . . . . . . . . . . . . .         (2,534)         3,578          2,792
   Other assets and deferred charges . . . . . . . . . . . . . . . . . . . . . .         (9,649)        (4,551)        (8,174)
   Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . .         (1,066)        (2,408)         2,080
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (89)        (1,987)           319
                                                                                        -------        -------        -------

Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . .         26,643         51,551         53,075
                                                                                        -------        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for developable and income producing
     properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (61,060)       (87,902)      (150,670)
   Net proceeds from sale of income producing properties . . . . . . . . . . . .         44,959         17,619             --
   Net proceeds from sale of joint venture interest. . . . . . . . . . . . . . .             --         13,096             --
   Distributions from joint ventures . . . . . . . . . . . . . . . . . . . . . .          1,324          2,500          6,182
   Contributions to joint ventures . . . . . . . . . . . . . . . . . . . . . . .           (254)        (1,574)        (1,545)
   Changes in notes receivable, net. . . . . . . . . . . . . . . . . . . . . . .             50            649         (4,389)
                                                                                        -------        -------        -------

Net cash used for investing activities . . . . . . . . . . . . . . . . . . . . .        (14,981)       (55,612)      (150,422)
                                                                                        -------        -------        -------




                 See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

                                 (IN THOUSANDS)


                                                                                               YEAR ENDED DECEMBER 31,
                                                                                       --------------------------------------
                                                                                         1993           1992           1991
                                                                                         ----           ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  15,493      $ 168,772      $ 172,637
   Repayment of borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . .       (126,533)      (161,108)       (71,771)
   Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (9,847)            --             --
   Proceeds from issuance of preferred stock . . . . . . . . . . . . . . . . . .        322,500             --             --
   Stock issuance costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (13,991)            --             --
   Investment in restricted cash for future reduction of debt. . . . . . . . . .        (67,410)            --             --
                                                                                        -------        -------        -------

Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . .        120,212          7,664        100,866
                                                                                        -------        -------        -------

NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . .        131,874          3,603          3,519

Cash and cash equivalents at beginning of year . . . . . . . . . . . . . . . . .         14,730         11,127          7,608
                                                                                        -------        -------        -------

Cash and cash equivalents at end of year . . . . . . . . . . . . . . . . . . . .      $ 146,604      $  14,730      $  11,127
                                                                                        -------        -------        -------
                                                                                        -------        -------        -------

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
   Interest (net of amount capitalized). . . . . . . . . . . . . . . . . . . . .      $  36,901      $  35,890      $  28,681
   Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      38      $      51      $   7,577




                 See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

                CONSOLIDATED STATEMENT OF CHANGES IN REVALUATION
                    EQUITY - SUPPLEMENTAL CURRENT VALUE BASIS
                                 (IN THOUSANDS)




                                                                                      YEAR ENDED DECEMBER 31,
                                                                                     -------------------------
                                                                                         1993           1992
                                                                                         ----           ----
REVALUATION EQUITY AT BEGINNING OF YEAR. . . . . . . . . . . . . . . . . . . . .      $ 817,227     $1,141,754

Revaluation equity attributable to properties sold . . . . . . . . . . . . . . .        (43,227)       (61,054)

Reduction in value of properties held at beginning and
   end of year:
   Developable properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (187,701)      (100,994)
   Income producing properties . . . . . . . . . . . . . . . . . . . . . . . . .        (98,806)      (139,214)
   Surplus developable properties. . . . . . . . . . . . . . . . . . . . . . . .        (54,617)       (21,343)
   Agricultural and other properties . . . . . . . . . . . . . . . . . . . . . .         (3,759)       (15,709)
                                                                                       --------       --------
                                                                                       (344,883)      (277,260)

Increase (decrease) attributable to value of properties
   purchased or exchanged. . . . . . . . . . . . . . . . . . . . . . . . . . . .           (614)          350
Other decrease (increase) in historical cost of properties, net. . . . . . . . .          4,373        (57,386)
Decrease in estimated disposition costs. . . . . . . . . . . . . . . . . . . . .         10,554          9,349
Decrease in deferred taxes, net of historical cost . . . . . . . . . . . . . . .         33,864         57,633
Increase (decrease) in value of other assets, net of liabilities . . . . . . . .         (1,123)         3,841
                                                                                       --------       --------
                                                                                         47,054         13,787
                                                                                       --------       --------
REVALUATION EQUITY AT END OF YEAR. . . . . . . . . . . . . . . . . . . . . . . .      $ 476,171     $  817,227
                                                                                       --------       --------
                                                                                       --------       --------





                 See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

          Catellus Development Corporation (the Company) is a diversified real estate company which owns substantial property interests principally in Califor-nia, and in 10 other states in the West, Southwest and Midwest. The Company develops and manages its income producing properties which consist primarily of industrial facilities and a limited number of office and retail buildings located in California, Illinois and Texas. The Company has substantial undevel-oped land holdings primarily in California, Texas, New Mexico and Utah.

NOTE 2.  CURRENT VALUE PRESENTATION

     CURRENT VALUE REPORTING

          Current value basis consolidated balance sheets presented as of December 31, 1993 and 1992 provide supplemental information about the economic condition of the Company. Because of the low historical cost basis of the Company's real estate assets, management believes that the historical cost basis presentation used in customary financial statements does not reflect the true economic value of the Company's holdings. Current value reporting provides recognition that, over time, real property generally appreciates in value, and that value may be realized through the development process and effective management of income producing assets. It does not represent the net realizable value of the Company as a whole, nor does it contemplate liquidation or a distressed sale of the Company's assets. Management believes that current value information provides meaningful information regarding the Company's economic condition and the value of its holdings in today's real estate market.

          Current value accounting continues to represent an experimental ap-proach; authoritative criteria have not been established for its preparation and presentation. As experimentation continues, preparation and presentation methods may be modified in future reporting periods.

     BASIS OF VALUATION

          The following methods for estimating current value are based on management's best judgments regarding the economy, market trends and operating results. Such factors, along with the capitalization or discount rates used to estimate current values, cannot be precisely quantified and verified. In addition, they may change based on ongoing evaluation of future economic trends.

          DEVELOPABLE PROPERTIES--These properties, which have been designated by the Company for development, are located primarily in the San Francisco, Los Angeles, San Diego and Chicago metropolitan areas. Estimates of current value are made primarily using the direct sales comparison method. However, in cases where relevant comparable sales data is not available, current value is estimat-ed using the residual land analysis method.

          Under the direct sales comparison approach, recent sales of similar properties are used as a basis for estimating current value. The resulting values are adjusted to reflect the estimated costs to remediate known environ-mental contamination. In 1993, current value estimates for large contiguous parcels include a discount to reflect current market absorption rates for undeveloped land; no such discount was included in the corresponding 1992 values.

          Under the residual land analysis approach, current value is derived based on anticipated future cash flows associated with the Company's intended development plan, which considers the needs and opportunities of the market. Infrastructure costs, development costs (including costs to remediate known environmental contamination), operating cash flow and a residual sales amount are projected over an assumed period of development and operation. Such amounts are then discounted to the balance sheet date using a discount rate the Company believes is appropriate given the level of project risk.

                        CATELLUS DEVELOPMENT CORPORATION

          INCOME PRODUCING PROPERTIES (BUILDINGS)--The Company estimates the current value of buildings, which are located primarily in California, Arizona and Illinois, using the discounted cash flow method.

          Operating cash flows were projected based on current lease terms and management's estimate of potential future rents, operating costs, tenant improvement costs, leasing commissions and structural repairs. Buildings were assumed sold after 10 to 16 years; sales prices were determined using direct capitalization at capitalization rates ranging from 9% to 13% in 1993 and 9% to 14.5% in 1992. Operating cash flows and cash from property sales were discount-ed back to the balance sheet date at discount rates ranging from 10% to 14% in 1993 and a discount rate of 11.5% in 1992.

          INCOME PRODUCING PROPERTIES (GROUND LEASES)--The majority of the Company's land under lease is located in California. The Company generally estimates current value using discounted cash flow where annual cash flows are calculated based on existing lease agreements. In 1993, land subject to ground leases was assumed sold at conclusion of the existing lease and renewal options. Land values were based on the direct sales comparison approach and were project-ed to increase at an annual rate of 3% through the date of sale.

          In 1992, land subject to ground leases expiring within 10 years was assumed sold at conclusion of the existing lease. Land values were based on the direct sales comparison approach and were projected to increase at an annual rate of 4% through the date of sale. Existing leases with terms greater than 10 years were assumed to be renewed and the underlying land sold at the end of 20 years. Land values were based on direct capitalization of income projected for the year following sales using a rate of 9%.

          The projected cash flow for each lease together with the projected sales price, less estimated costs to ready the property for sale, were discount-ed back to the balance sheet date using a discount rate of 10% for both 1993 and 1992.

          INCOME PRODUCING PROPERTIES (JOINT VENTURE INVESTMENTS)--Current values for investments in joint ventures represent the Company's proportionate equity in the underlying net assets of the ventures. The current values of assets and liabilities of joint ventures were based on methods and assumptions similar to those used to estimate the current values of similar assets and liabilities of the Company.

          SURPLUS DEVELOPABLE PROPERTIES--These are properties which have development potential but are not currently scheduled for development. The Company estimates current values using direct sales comparisons. The properties are located primarily in California, New Mexico, Utah and Texas.

          AGRICULTURAL AND OTHER PROPERTIES--The Company's agricultural property holdings, which are in the process of being sold, are located in the San Joaquin Valley of California. Current values for these properties were determined using direct sales comparisons. Other properties consist of mountain and desert lands located in California. Current values for these properties were determined using direct sales comparisons supplemented by estimates made by management.

          ESTIMATED DISPOSITION COSTS--Selling commissions and other estimated disposition costs have been provided at 2.5% of the current value of the Company's properties and joint venture investments.

                        CATELLUS DEVELOPMENT CORPORATION

          DEFERRED INCOME TAXES--Deferred income taxes on a current value basis represent the present value of estimated income tax payments based on projec-tions of taxable income through the year 2028. The differences between the current value and historical cost bases of the Company's properties should be realized over an extended, indefinite period of time through future operations or sales. The Company has no current intention of selling any significant portion of its operating properties and fully expects that current values will be realized through operations. The projections of taxable income are based on cash flow assumptions and include anticipated sales of currently owned proper-ties, as well as projected investment in properties currently planned for development. The projections reflect deductions for anticipated depreciation on developed properties and other holding costs. These projections are based on the current provisions of the Internal Revenue Code. The discount rate used to compute the present value of income taxes is similar to the rate used to compute the current values of real estate assets which are the source of the taxable income.

          OTHER ASSETS AND LIABILITIES--Certain deferred assets and liabilities have been excluded from the current value balance sheet because they are already considered in the current value of real estate assets or have no current value. The remaining other assets and liabilities are carried in the current value balance sheet at historical costs which approximate current value. Projected property tax assessments for municipal debt are reflected in the current values of related properties. As a result, current value has been reduced by the municipal debt principal and no current value amount has been reflected in the caption "mortgage and other debt."

          REVALUATION EQUITY--The difference between the current value basis and historical cost basis of the Company's assets and liabilities is reported as revaluation equity in the stockholders' equity section of the consolidated current value basis balance sheet. The components of revaluation equity at December 31, 1993 and 1992 are as follows (in thousands):


                                                           1993      1992
                                                           ----      ----
Excess of current values over historical cost:
  Developable properties . . . . . . . . . . . . . . .   $181,604  $390,417
  Income producing properties
     --Buildings . . . . . . . . . . . . . . . . . . .    98,216    170,580
     --Ground leases . . . . . . . . . . . . . . . . .    95,104    123,516
     --Joint venture investments . . . . . . . . . . .     88,729   104,650
  Surplus developable properties . . . . . . . . . . .     29,177    74,503
  Agricultural and other properties. . . . . . . . . .    171,458   184,973
Estimated disposition costs. . . . . . . . . . . . . .    (43,903)  (54,457)
Net reduction of current values of other assets
  and liabilities over historical cost . . . . . . . .    (13,927)  (12,804)
Excess of present value of estimated deferred taxes
  over historical cost basis deferred taxes. . . . . .   (130,287) (164,151)
                                                         --------  ---------
Total revaluation equity . . . . . . . . . . . . . . .   $476,171  $817,227
                                                         --------  ---------
                                                         --------  ---------


NOTE 3.  CAPITAL STRUCTURE

          Prior to December 29, 1989, the Company was wholly owned by Santa Fe Pacific Corporation (SFP). On December 29, 1989, the Company issued 19.9% of its common stock to Bay Area Real Estate Investment Associates L.P. (BAREIA) for $398 million cash. In connection with the stock issuance, BAREIA also purchased from the

                        CATELLUS DEVELOPMENT CORPORATION

Company, at par, a $75 million convertible debenture (Debenture). BAREIA is a California limited partnership whose general partner is JMB/Bay Area Partners and whose limited partner is the California Public Employees' Retirement System. On December 4, 1990, SFP distributed, in the form of a stock dividend, its remaining 80.1% interest in the Company to its stockholders (Distribution).

          On February 11, 1993, BAREIA converted the Debenture (accreted value of $111.4 million) into common stock with a value of $141 million. This is treated as a non-cash item in the statement of cash flows. After the conver-sion, BAREIA owned 40.7% of the outstanding common stock. At that time, the Company incurred a non-recurring non-cash expense of $29.6 million ($28.3 million net of income tax benefit), representing the excess of the value of the common stock issued over the accreted value of the Debenture at the date of conversion. Concurrently with the conversion of the Debenture, the Company issued 3,449,999 shares (of a total 3,500,000 authorized) of $3.75 Series A Cumulative Convertible Preferred Stock (Series A preferred stock) for $172.5 million, of which BAREIA purchased 1,405,702 shares (approximately 40.7% of the total). The Series A preferred stock has an annual dividend of $3.75 per share and a stated value and liquidation preference of $50 per share (plus accrued and unpaid dividends). It is convertible into common stock at a price of $9.06 per share, subject to adjustment in certain events. It is also redeemable, at the option of the Company, at any time after February 16, 1996, at $52.625 per share and thereafter at prices declining to $50 per share on or after February 16, 2003.

          The net proceeds of the Series A preferred stock issuance were used to repay $69 million of the working capital facility and to invest $50 million in securities to be held for the benefit of The Prudential Insurance Company of America (Prudential) and committed to the paydown and refinancing of the Company's $388.2 million first mortgage loan with Prudential (Note 5). The balance of the proceeds were invested in short-term marketable securities.

          On November 4, 1993, the Company sold, in a private placement, 3,000,000 shares (of a total 4,600,000 authorized) of $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock (Series B preferred stock) for $150 million. The Series B preferred stock has an annual dividend of $3.625 per share and a stated value and liquidation preference of $50 per share (plus accrued and unpaid dividends). It is convertible into the Company's common stock at a price of $9.80 per share, subject to adjustment in certain events. The Series B preferred stock is exchangeable, at the Company's option, at any time after November 15, 1995, into 7.25% Convertible Subordinated Debentures due November 15, 2018, at a rate of $50 principal amount of debentures for each share of Series B preferred stock. It is also redeemable, at the option of the Company, at any time after November 15, 1996, at $52.5375 per share and thereaf-ter at prices declining to $50 per share on or after November 15, 2003. The proceeds of the Series B preferred stock issuance will be used to repay debt that matures from 1994 through 1997, and for general corporate purposes.

          The Company has reserved 19,039,735 and 15,306,000 shares of common stock for issuance on conversion of the Series A and Series B preferred stock, respectively, and 2,400,000 shares for issuance pursuant to various compensation programs.

NOTE 4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          PRINCIPLES OF CONSOLIDATION--The accompanying financial statements include the accounts of the Company and investees over 50% owned which are controlled by the Company. All other investees are accounted for using the equity method.

                        CATELLUS DEVELOPMENT CORPORATION

          REVENUE RECOGNITION--Rental revenue, in general, is recognized when due from tenants; however, revenue from leases with rent concessions are recog-nized on a straight-line basis over the initial term of the lease. Direct costs of negotiating and consummating a lease are deferred and amortized over the term of the related lease.

          The Company recognizes revenue from the sale of properties using the accrual method. Sales not qualifying for full recognition at the time of sale are accounted for under the installment method. In general, specific identi-fication is used to determine the cost of sales. Estimated future costs to be incurred by the Company after completion of each sale are included in cost of sales.

          CASH EQUIVALENTS--The Company considers all highly liquid investments with a maturity of three months or less at time of purchase to be cash equiva-lents.

          PROPERTY AND DEFERRED COSTS--Real estate is stated at the lower of cost or estimated net realizable value. In cases where the Company determines that the carrying costs for properties held for sale exceeds estimated net realizable value, or an impairment has been sustained, a write-down to estimated net realizable value is recorded. A property is considered impaired when it is probable that the property's estimated undiscounted future cash flow is less than its book value. The Company capitalizes construction and development costs. Costs associated with financing or leasing projects are also capitalized and amortized over the period benefitted by those expenditures.

          Depreciation is computed using the straight-line method. Buildings and improvements are depreciated using lives of between 20 and 40 years. Tenant improvements are depreciated over the primary terms of the leases (generally 3-15 years), while furniture and equipment are depreciated using lives ranging between 3 and 10 years.

          Maintenance and repair costs are charged to operations as incurred, while significant improvements, replacements and major renovations are capital-ized.

          ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS--Accounts receivable are present-ed net of an allowance for uncollectible accounts totalling $1.9 million and $3.3 million at December 31, 1993 and 1992. The provision for uncollectible accounts in 1993, 1992 and 1991 totalled $.1 million, $.9 million and $2.0 million, respectively.

          ENVIRONMENTAL COSTS--The Company incurs on-going environmental remediation costs, including clean-up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean-up, litigation defense, and the pursuit of responsible third parties. Costs incurred in connection with income producing properties and properties previous-ly sold are expensed. Costs relating to undeveloped properties are capitalized as part of development costs. Environmental costs charged to operations for 1993, 1992 and 1991 were $5.5 million, $4.9 million and $3.5 million. Environ-mental costs capitalized in 1993, 1992 and 1991 were $1.4 million, $2.2 million and $2.5 million. The Company maintains a reserve for known, probable costs of environmental remediation to be incurred in connection with income producing properties and properties previously sold. This reserve was $5.6 million and $3.8 million at December 31, 1993 and 1992. When there is a legal requirement for environmental remediation of developable property, the Company will accrue for the estimated cost of remediation and capitalize that amount. Where there is no legal requirement for remediation, costs will be capitalized, as incurred, as part of the project costs.

          The Company also considers potential future costs of environmental remediation relating to individual development properties in conjunction with its analysis of current value and net realizable value. The current value of the Company's properties reflect the Company's best estimate of possible remediation costs. Based on this analysis, no loss has been recognized relating to environmental remediation because management believes that no material recoverability issues exist.

                        CATELLUS DEVELOPMENT CORPORATION

          INCOME TAXES--The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective January 1, 1993. This statement supersedes SFAS No. 96, "Accounting for Income Taxes," which was adopted by the Company in 1989. The primary change from SFAS No. 96 is to allow for the possible earlier recognition of tax benefits. Adoption of SFAS No. 109 required no adjustment to the Company's balance sheet or statement of income.

          EARNINGS PER SHARE--Net income (loss) per share of common stock is computed by dividing net income (loss), after reduction for preferred stock dividends, by the weighted average number of shares of common stock outstanding during the year. Fully diluted earnings per share amounts have not been presented because assumed conversion of the Series A and Series B preferred stock would be anti-dilutive for all relevant periods. Assuming conversion of the Debenture on January 1, 1993, the net loss and loss before extraordinary item for 1993 would have been $.93 and $.84 per share.

          RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

NOTE 5.  MORTGAGE AND OTHER DEBT

          Mortgage and other debt at December 31, 1993 and 1992 consisted of the following (in thousands):


                                                                                         1993           1992
                                                                                         ----           ----

First mortgage loan, interest at 9.89% to 10.13%, due at
  various dates through January 1, 1996(a) . . . . . . . . . . . . . . . . . . .       $388,150       $388,900
First mortgage loans, interest at 8.85% to 10.05%, due at
  various dates through December 10, 2007(b) . . . . . . . . . . . . . . . . . .        118,457        130,399
Intermediate secured term loans, interest variable (5.44%
  to 5.82% at December 31, 1993), due at various dates
  through May 1, 1997(c) . . . . . . . . . . . . . . . . . . . . . . . . . . . .         69,045         82,385
Revolving credit facility, interest variable (4.94% to 6.25% at
  December 31, 1992)(d). . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --        115,000
Term loan, unsecured, interest variable (5.50% at
  December 31, 1993), due December 31, 1996(d) . . . . . . . . . . . . . . . . .         22,000            --
Construction loans, interest variable (4.75% to 5.75% at
  December 31, 1993), due at various dates through
  November 3, 1995(e). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         46,968         40,696
Debenture, interest at 13.50%(f) . . . . . . . . . . . . . . . . . . . . . . . .             --        109,784
Mortgage loan, interest at 8.88%, due at various dates
  through August 1, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .            463            548
Assessment district bonds, interest at 5.50% to 12.0%, due at
  various dates through April 10, 2021(g). . . . . . . . . . . . . . . . . . . .         18,681         19,473
                                                                                        -------        -------
                                                                                       $663,764       $887,185
                                                                                        -------        -------
                                                                                        -------        -------


(a) This first mortgage loan with The Prudential Insurance Company of America (Prudential) is collateralized by a majority of the Company's income producing properties and by an assignment of rents generated by the underlying properties. The Company refinanced this loan on February 18, 1994 with a $280 million mortgageloan due March 1, 2004 and bearing an average interest rate of 8.71%. The new loan reflects a paydown of $108.2 million, of which $81 million was required to meet current loan underwriting standards

                        CATELLUS DEVELOPMENT CORPORATION
     and $27.2 million was paid to release selected properties from the loan. In connection with this refinancing, the Company incurred an extraordinary expense of $11.9 million ($7.4 million, net of income tax benefits). This extraordinary expense consisted primarily of a redemption premium paid to Prudential and the write-off of deferred financing costs associated with the $388.2 million loan.

(b) These first mortgage loans are collateralized by certain of the Company's income producing properties and by an assignment of rents generated by the underlying properties. A majority of these loans have penalties if paid prior to maturity. In conjunction with the Prudential refinancing described in (a) above, a $10 million principal payment was made in February 1994 on a $54.4 million loan. The remaining principal balance of this loan is due January 1, 1996. Monthly payments on the remaining $64.1 million of these loans require principal payments through 2007.

(c) The Company has a three-year $24 million secured term loan agreement of which none was available for future borrowings and a two-year $46.9 million secured term loan agreement of which $1.9 million was available for future borrowings.

(d) The Company had a $155 million unsecured revolving credit agreement which allowed borrowings to be converted at either the lender's or the Company's option to a collateralized four-year term loan. Proceeds from the Series A preferred stock issuance (Note 3) were applied to reduce the amounts outstanding under the facility from $115 million to $46 million. On March 18, 1993, this facility was renewed as a $75 million unsecured revolving facility and a $46 million unsecured term facility. The term facility was paid down to $22 million in November 1993. The revolving facility expires on December 31, 1994; if the facility is not renewed by that date, the amount then outstanding will convert to a three-year term loan payable in installments. In June 1993, $5.7 million of this facility was used to provide a letter of credit, leaving $69.3 million available at December 31, 1993 for future borrowings.

(e) The Company's construction loans are used to finance development projects and are secured by the related land and buildings. On May 4, 1993, the Company renewed its $100 million construction facility for a one-year revolving period to March 31, 1994, with maximum borrowings at any time of $75.5 million. If the construction facility is not renewed, the Company will be able to borrow up to $.9 million to complete projects already approved under the facility. Based on current discussions, the Company expects that the construction facility will be renewed for a one-year revolving period with maximum borrowings at any time of approximately $75 million. At December 31, 1993, $68.5 million was available under all construction loans for future borrowings.

(f) The Debenture was convertible at any time into common stock of the Company at the market price per share when converted. Interest at the rate of 13.5% per year was compounded annually and payable at maturity. On February 11, 1993, the Debenture was converted into common stock with a value of $141 million (Note 3).

(g) The assessment district bonds are issued by local municipalities to fund the construction of public infrastructure and improvements which benefit the Company's properties. These bonds are secured by certain of the Company's properties.

                        CATELLUS DEVELOPMENT CORPORATION

          Certain debt agreements include covenants which place limitations on the amount of indebtedness that may be incurred and dividends which may be paid by the Company. The Company was in compliance with all such covenants at December 31, 1993. Currently, the most restrictive of these covenants limit annual dividends to $27.6 million and total debt to $1.6 billion; up to $180 million of this debt may be for non-property related activities. Other covenants require stockholders' equity on a current value basis to be no less than $800 million and on a historical cost basis to be no less than $500 million, accelerate payment upon certain change of control events, and contain negative pledges with respect to certain of the Company's properties.

     The maturities of mortgage and other debt outstanding as of December 31, 1993 and pro forma as of December 31, 1993, reflecting the paydown and refinancing of the first mortgage loans described in (a) and (b) above, are summarized as follows (in thousands):


                                                    PRO FORMA     HISTORICAL
                                                    ---------     ----------
          1994 . . . . . . . . . . . . . . .       $ 104,997      $ 313,427
          1995 . . . . . . . . . . . . . . .          21,024         14,430
          1996 . . . . . . . . . . . . . . .          82,280        256,219
          1997 . . . . . . . . . . . . . . .          14,099          7,097
          1998 . . . . . . . . . . . . . . .          20,177         14,080
          Thereafter . . . . . . . . . . . .         303,037         58,511
                                                    --------       --------
                                                   $ 545,614      $ 663,764
                                                    --------       --------
                                                    --------       --------


          Interest costs incurred during 1993, 1992 and 1991 relating to mortgage and other debt totalled $64.0 million, $78.3 million and $76.8 million. Total interest costs, which also includes loan fee amortization and other interest costs, amounted to $69.6 million, $82.6 million and $80.6 million in 1993, 1992 and 1991. Of these amounts, $25.6 million, $29.3 million and $35.9 million were capitalized during 1993, 1992 and 1991.

NOTE 6.  INCOME TAXES

          Total income taxes (benefit) reflected in the consolidated statement of income differ from the amounts computed by applying the federal statutory rate (35% in 1993 and 34% in 1992 and 1991) to income (loss) before extraordi-nary item as follows (in thousands):



                                                                           1993           1992           1991
                                                                           ----           ----           ----

  Federal income tax at statutory rate . . . . . . . . . . . . .        $(18,676)        $  811         $2,816
  Increase (decrease) in taxes resulting from:
    State income taxes, net of federal benefit . . . . . . . . .          (1,318)           427            498
    Non-recurring expense related to conversion
         of Debenture (Note 3) . . . . . . . . . . . . . . . . .           9,013             --             --
    Increase in federal rate applied to prior years'
      temporary differences  . . . . . . . . . . . . . . . . . .           2,970             --             --
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .               3            (30)           (55)
                                                                          ------         ------          -----
                                                                        $ (8,008)        $1,208         $3,259
                                                                          ------         ------          -----
                                                                          ------         ------          -----


                        CATELLUS DEVELOPMENT CORPORATION

          Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and for operating loss and tax credit carryforwards. Signifi-cant components of the Company's net deferred tax liability as of December 31, 1993 are as follows (in thousands):


Deferred tax liabilities:
     Involuntary conversions (condemnations) of property . . . .   $ 84,981
     Capitalized interest and taxes. . . . . . . . . . . . . . .     78,227
     Like-kind property exchanges. . . . . . . . . . . . . . . .     20,523
     Investments in partnerships . . . . . . . . . . . . . . . .      9,202
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,399
                                                                    -------
                                                                    197,332
                                                                    -------
Deferred tax assets:
     Operating loss carryforwards. . . . . . . . . . . . . . . .     19,667
     Intercompany transactions (prior to spin-off) . . . . . . .     16,363
     Capitalized rent. . . . . . . . . . . . . . . . . . . . . .     17,032
     Write-down of property to estimated net realizable value. .     12,960
     Depreciation and amortization . . . . . . . . . . . . . . .      5,300
     Litigation reserve. . . . . . . . . . . . . . . . . . . . .      3,043
     Environmental reserve . . . . . . . . . . . . . . . . . . .      2,025
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,613
                                                                    -------
                                                                     83,003
Deferred tax assets valuation allowance. . . . . . . . . . . . .    -------
                                                                     83,003
                                                                    -------
     Net deferred tax liability. . . . . . . . . . . . . . . . .   $114,329
                                                                    -------
                                                                    -------


          During 1993, 1992 and 1991, the Company generated net operating loss carryforwards of $13.3 million, $16.9 million and $21.3 million for tax purposes which expire in 2008, 2007 and 2006. Deferred income tax expense was reduced to reflect the benefit of these amounts.

          The Company increased its tax expense and related deferred tax liability by $3 million in 1993 as a result of legislation enacted in August 1993 increasing the federal tax rate from 34% to 35% commencing January 1, 1993.

NOTE 7.  JOINT VENTURE INVESTMENTS

          The Company is involved in a variety of real estate-oriented joint venture activities. At December 31, 1993, these included two hotels, one office building, a 900,000 square foot trade mart center for the contract and home furnishing industries, an apartment complex and other projects in the early stages of development.

          The Company loaned a total of $.3 million in 1992 and $1.9 million in 1991 to one of its joint ventures and a joint venture partner. The loans bear interest at one percentage point over the rate payable under the joint venture's note to its creditor bank (6.3% at December 31, 1993) and are secured either by a second lien on the joint venture property or by the partner's interest in the joint venture. Principal and interest are due on or before February 1, 1996 on the loan to the joint venture. The loan to the joint venture partner matured on January 28, 1993. The Company has the right to foreclose on the partner's interest in the joint venture if the loan is not repaid.

                        CATELLUS DEVELOPMENT CORPORATION

          In the fourth quarter of 1992, the Company sold its 50% interest in an office building joint venture. The Company recognized a $6.4 million loss on the sale, attributable to the decline in value of the building and the high cost basis in the Company's interest in the joint venture.

          The condensed combined balance sheets and statements of income of the joint ventures, along with the Company's proportionate share, are summarized as follows (in thousands):

                                                                               COMBINED                 PROPORTIONATE SHARE
                                                                       ------------------------      ------------------------
                                                                         1993            1992           1993           1992
                                                                         ----            ----           ----           ----
Assets, primarily real estate. . . . . . . . . . . . . . . . . .       $ 355,178      $ 361,076      $ 145,790      $ 126,443
                                                                       ---------      ---------      ---------      ---------
                                                                       ---------      ---------      ---------      ---------
Liabilities, primarily debt. . . . . . . . . . . . . . . . . . .       $ 412,251      $ 419,177      $ 184,162      $ 165,526
Venturers' deficit . . . . . . . . . . . . . . . . . . . . . . .         (57,073)       (58,101)       (38,372)       (39,083)
                                                                       ---------      ---------      ---------      ---------
Total liabilities and venturers' deficit . . . . . . . . . . . .       $ 355,178      $ 361,076      $ 145,790      $ 126,443
                                                                       ---------      ---------      ---------      ---------
                                                                       ---------      ---------      ---------      ---------


          The Company's proportionate share of venturers' deficit is an aggre-gate amount for all ventures. Because the Company's ownership percentage differs from venture to venture, and certain ventures have accumulated deficits while others have accumulated equity, the Company's percentage of venturers' deficit is not reflective of the Company's ownership percentage of the ventures.



                                                         COMBINED                                PROPORTIONATE SHARE
                                          --------------------------------------      ----------------------------------------
                                            1993           1992           1991           1993           1992           1991
                                            ----           ----           ----           ----           ----           ----
Revenue. . . . . . . . . . . . . . . .    $114,353       $126,294       $112,602        $30,561        $42,655        $37,710
Operating and interest expenses. . . .      95,337        108,159         94,686         24,823         38,553         32,245
Depreciation and amortization. . . . .      15,595         15,975         15,885          3,920          6,118          6,004
                                            ------         ------        -------         ------         ------         ------
Net earnings (loss) before taxes . . .    $  3,421       $  2,160       $  2,031        $ 1,818        $(2,016)       $  (539)
                                            ------         ------        -------         ------         ------         ------
                                            ------         ------        -------         ------         ------         ------



NOTE 8.  PROPERTY

     Property and capitalized property costs at December 31, 1993 and 1992 consisted of the following (in thousands):


                                                                     1993           1992
                                                                     ----           ----
Land and improvements. . . . . . . . . . . . . . . . . . . .     $  525,843     $  547,241
Buildings. . . . . . . . . . . . . . . . . . . . . . . . . .        440,583        434,732
Construction in progress . . . . . . . . . . . . . . . . . .         45,715         70,438
Capitalized interest and property taxes. . . . . . . . . . .        225,660        199,620
Other (including proportionate share of joint
  ventures' net deficits of $38,372 and $39,083) . . . . . .         (5,641)        (3,810)
                                                                  ---------      ---------
                                                                  1,232,160      1,248,221
Less accumulated depreciation. . . . . . . . . . . . . . . .       (140,328)      (118,587)
                                                                  ---------      ---------

                                                                $ 1,091,832     $1,129,634
                                                                  ---------      ---------
                                                                  ---------      ---------


                        CATELLUS DEVELOPMENT CORPORATION

NOTE 9.  LEASES

          The Company, as lessor, has entered into noncancelable operating leases expiring at various dates through 2052. Rental revenue under these leases totalled $105.1 million in 1993, $94.7 million in 1992 and $83.2 million in 1991. Included in this revenue are rentals contingent on lease operations of $3.2 million in 1993, $3.9 million in 1992 and $4.2 million in 1991. Future minimum rental revenues under existing noncancelable operating leases as of December 31, 1993 are summarized as follows (in thousands):

          1994 . . . . . . . . . . . . . . . . . . . . . .  $ 75,269
          1995 . . . . . . . . . . . . . . . . . . . . . .    67,325
          1996 . . . . . . . . . . . . . . . . . . . . . .    54,390
          1997 . . . . . . . . . . . . . . . . . . . . . .    41,219
          1998 . . . . . . . . . . . . . . . . . . . . . .    34,879
          Thereafter . . . . . . . . . . . . . . . . . . .    276,837
                                                             --------
                                                             $549,919
                                                             --------
                                                             --------


     The Company, as lessor, had income producing property under operating leases or held for rent as of December 31, 1993 and 1992 in the following amounts (in thousands):

                                                          DECEMBER 31,
                                                    ------------------------
                                                      1993           1992
                                                      ----           ----
          Buildings. . . . . . . . . . . . .       $ 520,555      $ 523,875
          Land and improvements. . . . . . .          71,275         77,948
                                                    --------       --------
                                                     591,830        601,823
          Less accumulated depreciation. . .        (133,923)      (113,055)
                                                    --------       --------
                                                   $ 457,907      $ 488,768
                                                    --------       --------
                                                    --------       --------

          The Company, as lessee, has entered into noncancelable operating leases expiring at various dates through 2033. Rental expense and related sublease income under these leases totalled $4 million and $1.3 million in 1993, $5.9 million and $1.9 million in 1992 and $6.1 million and $2.2 million in 1991. Future minimum lease payments as of December 31, 1993 are summarized as follows (in thousands):


                                                              MINIMUM
                                                             PAYMENTS
                                                            ----------
          1994 . . . . . . . . . . . . . . . . . . . . . .   $ 2,211
          1995 . . . . . . . . . . . . . . . . . . . . . .     1,480
          1996 . . . . . . . . . . . . . . . . . . . . . .     1,315
          1997 . . . . . . . . . . . . . . . . . . . . . .     1,365
          1998 . . . . . . . . . . . . . . . . . . . . . .     1,019
          Thereafter . . . . . . . . . . . . . . . . . . .       342
                                                              ------
                                                             $ 7,732
                                                              ------
                                                              ------


                        CATELLUS DEVELOPMENT CORPORATION

NOTE 10.  TRANSACTIONS WITH AFFILIATES

          The Company has a management agreement with The Atchison, Topeka & Santa Fe Railway Company (ATSF), a subsidiary of SFP, under which the Company acts as exclusive management and selling agent for ATSF's nonoperating railroad properties. This agreement is in effect until October 31, 1994 but is subject to termination at any time on 180 days' notice. Fees of $4.8 million, $5.7 million and $6.2 million were earned in 1993, 1992 and 1991, respectively, under this agreement.

     The Company had an agreement to exchange certain desert properties for certain ATSF properties with comparable market value. The Company transferred approximately 154,000 acres ($10.3 million market value) and 174,000 acres ($12.2 million market value) of primarily desert land in exchange for five and six developable properties in 1992 and 1991, respectively. These exchanges had no impact on the historical cost of the Company's total assets. The Company concluded the exchange agreement during 1992 by selling an additional 169,000 acres of desert land and 4,000 acres of mineral rights to an affiliate of ATSF and recognized a gain of $6.3 million.

NOTE 11.  EMPLOYEE BENEFIT AND STOCK OPTION PLANS

          The Company has a profit sharing and savings plan for all employees. Funding consists of employee contributions along with matching and discretionary contributions by the Company. Total expense for the Company under this plan was $.6 million, $.7 million and $.7 million in 1993, 1992 and 1991, respectively.

          The Company has various plans through which employees may purchase common stock of the Company or receive common stock as incentive compensation.

          The Incentive Stock Compensation Plan (Substitute Plan) was adopted to provide substitute awards to employees whose awards under certain SFP plans were forfeited as a result of the Distribution. The number of shares, exercise price and expiration dates of these awards were set so the participant retained the full unrealized potential value of the original SFP grant. Options are exercis-able after March 5, 1992 and expire from 1997 through 1999. The Company also has a Stock Option Plan under which the Board of Directors may issue options to purchase up to 250,000 shares of common stock at a price not less than the fair market value at the date of grant. Options are exercisable no earlier than six months from the date of grant and generally expire ten years after the date of grant. All options granted to date are exercisable in installments on a cumulative basis at a rate of 25% each year commencing on the first anniversary of the date of grant.

     Under the Executive Stock Option Plan, the Board of Directors may issue non-qualified stock options to purchase up to 1,250,000 shares of common stock at a price not less than fair market value at the date of grant. Options are exercisable no earlier than six months from the date of grant and generally expire ten years after the date of grant. Each non-management director is automatically granted an option, upon initial election to the Board of Direc-tors, to purchase 5,000 shares of common stock at a price of 127.63% of the fair market value on the date of grant, increasing 5% on each anniversary of the grant date commencing on the sixth anniversary. The options are exercisable in installments on a cumulative basis at a rate of 20% each year. Unless otherwise provided at the time of grant, the exercise price for all other options will be the fair market value on the date of grant, increasing 5% on each anniversary of the grant date, and the options are exercisable in full on the fifth anniversary of the grant date.

                        CATELLUS DEVELOPMENT CORPORATION

     Transactions under these plans during 1992 and 1993 are summarized below:



                                                                                               EXECUTIVE
                                                     SUBSTITUTE             STOCK                STOCK
                                                        PLAN             OPTION PLAN          OPTION PLAN
                                                     ----------          -----------          -----------

Outstanding at December 31, 1991 . . . . . .              405,182              77,500                  --
Granted. . . . . . . . . . . . . . . . . . .                   --              13,500           1,041,000
Expired. . . . . . . . . . . . . . . . . . .              (15,382)            (18,500)           (180,000)
                                                          -------             -------           ---------
Outstanding at December 31, 1992 . . . . . .              389,800              72,500             861,000
Granted. . . . . . . . . . . . . . . . . . .                   --              10,000             175,000
Expired. . . . . . . . . . . . . . . . . . .               (4,645)             (8,500)                 --
                                                          -------             -------           ---------
Outstanding at December 31, 1993 . . . . . .              385,155              74,000           1,036,000
                                                          -------             -------           ---------
                                                          -------             -------           ---------

Exercise price range at December 31, 1993. .       $10.70--$19.18        $7.45-$12.25        $7.45-$13.78
Exercisable at December 31, 1993 . . . . . .              385,155              29,000               8,000
Available for grant at December 31, 1993 . .                   --             176,000             214,000


          In addition, in 1992 restrictions lapsed on a total of 4,781 shares of common stock awarded under the Substitute Plan to holders of SFP restricted stock.

          Under the Long-Term Incentive Compensation Program (LICP), partici-pants will share a percentage of the increase in stockholders' equity (on a current value basis) over the five-year period ending December 31, 1996. The amount of the LICP award pool may range from one-quarter of one percent of the increase (if the annual compound growth over the period exceeds 5%) to 1% of the increase (if the annual compound growth exceeds 20%). All of the Company's executive officers are participants in the LICP. Certain executive officers will receive a portion of their awards in cash (equal to the amount of income tax payable on the award) and the balance in the Company's common stock; all other awards are payable in cash. There will be no LICP award pool if the annual compound growth is less than 5%; accordingly, there has been no accrual for the plan as of December 31, 1993.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

          In April 1991, a lawsuit was brought against the Company alleging breach of contract for a finder's fee in connection with an August 1990 sale of land in Fremont, California. On November 1, 1993, the jury returned a verdict in favor of the plaintiff and made an award of approximately $440,000 which, together with pre-judgment interest, totals approximately $600,000. Addition-ally, the jury awarded approximately $7.7 million in punitive damages for what it found was the Company's bad faith denial of an alleged contract. While the Company intends to vigorously pursue an appeal, it has provided $8.3 million as a non-recurring expense in the consolidated statement of income for the year ended December 31, 1993.

          The Company has obtained standby letters of credit and surety bonds in favor of local municipalities to guarantee performance obligations on real property improvements. As of December 31, 1993, $29.2 million was outstanding.

          The Company, as a partner in certain joint ventures, has made certain financing guarantees which do not individually or collectively represent a material commitment.

                        CATELLUS DEVELOPMENT CORPORATION

          The Company is a party to a number of legal actions arising in the ordinary course of business. While the Company cannot predict with certainty the final outcome of these proceedings, considering the substantial legal defenses available, management believes that none of these actions, when finally resolved, will have a material adverse effect on the consolidated financial position or results of operations of the Company.

          Inherent in the operations of the real estate business is the possi-bility that environmental pollution conditions may exist on or relate to proper-ties owned or previously owned. The Company may be required in the future to take action to correct or reduce the effects on the environment of prior disposal or release of hazardous substances by third parties, the Company, or its corporate predecessors. The amount of such future cost is difficult to estimate with a high degree of accuracy due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent to which such costs are recoverable from insurance.

          At December 31, 1993, management estimates that future costs for remediation of identified or suspected environmental contamination which will be treated as an expense may be in the range of $2 to $24 million. It is antici-pated that such costs will be incurred over the next ten years. The Company has provided a reserve for such costs (Note 4). Management also estimates that similar costs relating to the Company's developable properties may range from $18 million to $63 million. These amounts generally will be capitalized as components of development costs when incurred. It is anticipated that environ-mental remediation costs relating to property developments will be incurred over a period of twenty years. These estimates were developed based on extensive reviews which took place over several years based upon then prevailing law and identified site conditions. Because of the breadth of its portfolio, the Company is unable to review extensively each property on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies and the availability of other parties to pay some or all of such costs.

SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

          The Company's earnings and cash flow are determined to a large extent by property sales. While the Company's commercial and industrial rental revenue has increased steadily, particularly in recent years, the Company's sales and net income have fluctuated significantly from quarter to quarter, as evidenced by the following summary of unaudited quarterly consolidated results of opera-tions. Property sales fluctuate from quarter to quarter, reflecting general market conditions and the Company's intent to sell property when it can obtain attractive prices. Cost of sales may also vary widely because it is determined by the Company's historical cost basis in the underlying land. Historically, sales in the fourth quarter have been high, reflecting the Company's experience that both buyers and sellers attempt to complete pending transactions prior to a calendar year-end.



                                                       1993                                    1992
                                       ------------------------------------     -----------------------------------
                                        FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
                                       ------    ------     -----    ------     -----    ------     -----    ------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Property sales . . . . . . . . . .    $ 5,850   $ 7,247   $ 4,800  $ 54,672   $ 2,373  $ 28,779  $ 17,912  $ 34,892
Rental revenue
  Commercial and industrial. . . .     25,603    27,450    26,688    25,510    23,407    23,512    24,057    23,761
  Agricultural and other . . . . .        294       212       491       110       481       488      476        360
Total revenue. . . . . . . . . . .     33,305    38,068    33,963    85,115    26,531    54,468    44,213    60,973
Costs and expenses
  Cost of sales. . . . . . . . . .      2,392     4,214     4,373    28,348     1,361     8,629     3,133    30,555
  All other expenses . . . . . . .     33,706    33,101    33,359    33,966    35,239    34,282    34,951    35,650
Non-recurring expenses . . . . . .     29,552        --     8,300        --        --        --        --        --
Write-down of property to estimated
  net realizable value . . . . . .         --        --        --    32,500        --        --        --        --
Net income (loss) before
  extraordinary expense. . . . . .    (29,788)      400   (10,144)   (5,820)   (5,860)    6,764     3,716    (3,443)
Extraordinary expense, net . . . .         --        --        --    (7,401)       --        --        --        --
Net income (loss). . . . . . . . .    (29,788)      400   (10,144)  (13,221)   (5,860)    6,764     3,716    (3,443)
Net income (loss) per common share:
Net income (loss) before
  extraordinary expense. . . . . .       (.52)     (.04)     (.18)     (.17)     (.11)      .13       .07      (.07)
  Extraordinary expense, net . . .         --        --        --      (.10)       --        --        --        --
  Net income (loss) per share. . .       (.52)     (.04)     (.18)     (.27)     (.11)      .13       .07      (.07)



                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES




To the Board of Directors
of Catellus Development Corporation


          Our audits of the consolidated historical cost basis financial state-ments referred to in our report dated February 18, 1994, appearing on page F-2 of this Form 10-K of Catellus Development Corporation, also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated historical cost basis financial statements.


/s/ Price Waterhouse
Price Waterhouse

San Francisco, CA
February 18, 1994

                        CATELLUS DEVELOPMENT CORPORATION

                    SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
                       THREE YEARS ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)



                                                                                 CAPITALIZED
                                                                                  INTEREST
                                                                 CONSTRUCTION        AND
                                      LAND &                          IN          PROPERTY
                                   IMPROVEMENTS     BUILDINGS      PROGRESS          TAX           OTHER          TOTAL
                                   ------------     ---------    ------------    -----------       -----          -----
Balance at December 31, 1990 .       $470,969       $316,353       $117,789       $129,614        $42,650     $1,077,375 (1)
  Additions at cost. . . . . .         12,100            881         80,367         40,297          9,862        143,507
  Retirements. . . . . . . . .         (9,944)        (2,094)          (562)           (59)        (3,069)       (15,728)
  Other. . . . . . . . . . . .         38,753         83,160        (98,877)           144        (10,303)        12,877
                                      -------        -------        -------        -------         ------      ---------
Balance at December 31, 1991 .        511,878        398,300         98,717        169,996         39,140      1,218,031 (1)
  Additions at cost. . . . . .          1,419            203         45,245         32,598          4,293         83,758
  Retirements. . . . . . . . .        (14,113)        (1,263)          (149)        (2,540)        (1,816)       (19,881)
  Other. . . . . . . . . . . .         48,057         37,492        (73,375)          (434)        (6,344)         5,396
                                      -------        -------        -------        -------         ------      ---------
Balance at December 31, 1992 .        547,241        434,732         70,438        199,620         35,273      1,287,304 (1)
  Additions at cost. . . . . .             10            218         24,299         28,196          4,422         57,145
  Retirements. . . . . . . . .        (44,437)       (21,403)        (1,087)        (1,695)        (1,461)       (70,083)
  Other. . . . . . . . . . . .         23,029         27,036        (47,935)          (461)        (5,503)        (3,834)
                                      -------        -------        -------        -------         ------      ---------
Balance at December 31, 1993 .       $525,843       $440,583       $ 45,715       $225,660        $32,731     $1,270,532 (1)(2)
                                      -------        -------        -------        -------         ------      ---------
                                      -------        -------        -------        -------         ------      ---------


- ---------------
Notes:
(1) Excludes investment in joint ventures of ($16,434,000), ($39,083,000) and ($38,372,000) at December 31, 1991, 1992 and 1993, respectively.
(2) Reference is made to Note 4 to the Consolidated Financial Statements for information related to depreciation.

                        CATELLUS DEVELOPMENT CORPORATION

        SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                       THREE YEARS ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)



                                                                                       CAPITALIZED
                                                           LAND &                     INTEREST AND
                                                        IMPROVEMENTS    BUILDINGS     PROPERTY TAX       OTHER         TOTAL
                                                        ------------    ---------     -------------      -----         -----
Balance at December 31, 1990 . . . . . . . . . . .        $ 6,190       $ 62,905         $2,164        $ 5,820       $ 77,079
  Additions. . . . . . . . . . . . . . . . . . . .          2,109         17,710          1,109          1,241         22,169
  Retirements. . . . . . . . . . . . . . . . . . .         (1,551)        (1,027)                       (2,861)        (5,439)
  Other. . . . . . . . . . . . . . . . . . . . . .                          (475)                                        (475)
                                                           ------        -------          -----         ------        -------
Balance at December 31, 1991 . . . . . . . . . . .          6,748         79,113          3,273          4,200         93,334
  Additions. . . . . . . . . . . . . . . . . . . .          3,263         20,206          1,493          1,420         26,382
  Retirements. . . . . . . . . . . . . . . . . . .           (124)          (886)                          (49)        (1,059)
  Other. . . . . . . . . . . . . . . . . . . . . .                           (32)                          (38)           (70)
                                                           ------        -------          -----         ------        -------
Balance at December 31, 1992 . . . . . . . . . . .          9,887         98,401          4,766          5,533        118,587
  Additions. . . . . . . . . . . . . . . . . . . .          3,444         21,893          1,513          1,199         28,049
  Retirements. . . . . . . . . . . . . . . . . . .           (150)        (3,787)           (92)          (327)        (4,356)
  Other. . . . . . . . . . . . . . . . . . . . . .            (24)        (1,928)            --             --         (1,952)
                                                           ------        -------          -----         ------        -------
Balance at December 31, 1993 . . . . . . . . . . .        $13,157       $114,579         $6,187        $ 6,405       $140,328
                                                           ------        -------          -----         ------        -------
                                                           ------        -------          -----         ------        -------


                        CATELLUS DEVELOPMENT CORPORATION

             SCHEDULE VII--GUARANTEES OF SECURITIES OF OTHER ISSUERS
                                DECEMBER 31, 1993


                                                  TOTAL AMOUNT GUARANTEED AND
    NAME OF ISSUER OF       CLASS OF SECURITIES               AND
  SECURITIES GUARANTEED         GUARANTEED                OUTSTANDING                             NATURE OF GUARANTEE
  ---------------------     -------------------   ---------------------------                    --------------------

Torrance Investment Company   Construction loan   Principal --  $12,674,718     A subsidiary of Catellus is jointly and severally
                                                  Interest  --  $    75,525     liable for 100% of the principal and interest.
                                                                                Estimated annual interest guarantee is $.8  million.

International Rivercenter     Mortgage note       Principal --  $ 3,500,000     Catellus guarantees payment of 35% of $10 million of
                                                  Interest  --  $    75,600     principal and 35% of interest.  Estimated annual
                                                                                interest guarantee is $.7 million.

International Rivercenter     Working capital     Principal --  $        --     Catellus guarantees 35% of principal and interest of
                              line of credit      Interest  --  $        --     the $5 million line of credit up to a maximum of
                                                                                $1.7 million.  There were no outstanding amounts as
                                                                                of December 31, 1993.

JMB/Santa Fe Bayfront         Construction loan   Principal --  $  6,000,000    Catellus guarantees payment of 50% of outstanding
Venture                                                                         principal. Guarantee is limited to a maximum of $6
                                                                                million.

                        CATELLUS DEVELOPMENT CORPORATION

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)




                                                                           ADDITIONS
                                                                   -------------------------
                                                    BALANCE AT     CHARGED TO     CHARGED TO
                                                     BEGINNING      COSTS AND        OTHER                           BALANCE AT
                                                      OF YEAR       EXPENSES       ACCOUNTS        DEDUCTIONS        END OF YEAR
                                                    ----------      ---------      ---------       ----------       ------------
Year ended December 31, 1991:
   Allowance for doubtful receivables. . . .          $1,706         $2,019        $    --           $450 (1)          $3,275
   Reserve for abandoned projects. . . . . .             387             --             --             37 (2)             350
   Reserve for environmental costs . . . . .              --             --          1,591             --               1,591
Year ended December 31, 1992:
   Allowance for doubtful receivables. . . .           3,275            923             --            849 (1)           3,349
   Reserve for abandoned projects. . . . . .             350            732             --            678 (2)             404
   Reserve for environmental costs . . . . .           1,591          1,100          1,145             --               3,836
Year ended December 31, 1993:
   Allowance for doubtful receivables. . . .           3,349             50             --          1,511 (1)           1,888
   Reserve for abandoned projects. . . . . .             404            732             --            852 (2)             284
   Reserve for environmental costs . . . . .           3,836          2,272            143            632 (3)           5,619


- ---------------
Notes:
(1) Balances written off as uncollectible.

(2) Costs of unsuccessful projects written off.

(3).Environmental costs incurred.


                        CATELLUS DEVELOPMENT CORPORATION

                       SCHEDULE IX--SHORT-TERM BORROWINGS
                       THREE YEARS ENDED DECEMBER 31, 1993
                             (DOLLARS IN THOUSANDS)



                                                                                                                       WEIGHTED
                                                                                        MAXIMUM        AVERAGE          AVERAGE
                                                                          WEIGHTED      AMOUNT         AMOUNT          INTEREST
                                                                           AVERAGE    OUTSTANDING    OUTSTANDING         RATE
     CATEGORY OF AGGREGATE                              BALANCE AT        INTEREST      DURING         DURING           DURING
   SHORT-TERM BORROWINGS(1)                             END OF YEAR         RATE       THE YEAR      THE YEAR(2)      THE YEAR(3)
   ------------------------                             -----------       --------     ---------    ------------     ------------
Year ended December 31, 1991:
   Unsecured bank loan
      Intermediate term loan . . . . . . . . . . .       $  1,000            7.9%      $ 34,600       $ 34,511            8.0%
   Secured bank loans
      Construction loan. . . . . . . . . . . . . .         70,942            7.9%        81,774         75,539            8.1%
      Construction loan. . . . . . . . . . . . . .         14,877            8.1%        15,025         13,054            7.8%
      Mortgage loan. . . . . . . . . . . . . . . .          9,000            6.9%         9,000             25            6.9%
Year ended December 31, 1992:
   Unsecured bank loan
   Revolving credit agreement. . . . . . . . . . .         11,500            5.6%        14,200         12,617            5.7%
   Secured bank loans
      Intermediate term loan . . . . . . . . . . .          9,720            6.5%         9,720            106            6.6%
      Construction loan. . . . . . . . . . . . . .         17,401            5.7%        38,604         31,947            5.6%
      Construction loan. . . . . . . . . . . . . .         13,332            5.6%        13,332         12,129            5.6%
Year ended December 31, 1993:
   Secured bank loans
      Mortgage loan. . . . . . . . . . . . . . . .        214,000            9.9%       214,750        214,121            9.9%
      Intermediate term loan . . . . . . . . . . .          9,600            5.5%        27,727         27,099            5.4%
      Intermediate term loan . . . . . . . . . . .         45,045            5.6%        46,647         45,238            5.7%
      Construction loan. . . . . . . . . . . . . .         13,332            4.5%        13,332         13,332            4.7%
      Construction loan. . . . . . . . . . . . . .         28,682            5.3%        34,030         31,556            5.3%

- ---------------

Notes:
(1)  Reference is made to Note 5 to the Consolidated Financial Statements.
(2) The average amount outstanding during the year was computed based on a 365 day year.
(3) Interest rate was determined by dividing actual interest expense in each year by the average amount outstanding during the year.

                        CATELLUS DEVELOPMENT CORPORATION

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)



                                                  1993      1992      1991
                                                  ----      ----      ----
Maintenance and repairs. . . . . . . . . . .    $ 6,804   $ 6,701   $ 6,262
                                                 ------    ------    ------
                                                 ------    ------    ------

Taxes, other than payroll and income taxes:
   Real estate and personal property . . . .    $18,054   $16,601   $15,779
   Other . . . . . . . . . . . . . . . . . .      1,018       933       957
                                                 ------    ------    ------
                                                $19,072   $17,534   $16,736
                                                 ------    ------    ------
                                                 ------    ------    ------


                        CATELLUS DEVELOPMENT CORPORATION
             SCHEDULE XI -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1993
                             (DOLLARS IN THOUSANDS)


                                                                                         COST CAPITALIZED
                                                                INITIAL COST TO             SUBSEQUENT
                                                                   CATELLUS                TO ACQUISTION
                                                           ------------------------  -------------------------
                                                                       BUILDINGS &                    CARRYING
DESCRIPTION                            ENCUMBRANCES        LAND       IMPROVEMENTS   IMPROVEMENTS       COSTS
- -----------                            ------------        ----       -------------  ------------     --------

                                                                                      C>
DEVELOPABLE PROPERTIES
  Mission Bay, San Francisco,
    CA . . . . . . . . . . . . . .        $     --       $ 64,025       $  3,952       $ (1,663)(6)   $103,111
  Other developable properties
    less than 5% of total. . . . .          79,252        207,307         13,833        132,783         69,149
                                           -------        -------        -------        -------        -------
  Total developable properties . .          79,252        271,332         17,785        131,120        172,260
                                           -------        -------        -------        -------        -------

INCOME PRODUCING PROPERTIES
  BUILDINGS. . . . . . . . . . . .         498,549         59,134         43,683        435,053         41,819
  GROUND LEASES. . . . . . . . . .          61,727          5,944             --          4,649            477
                                           -------        -------        -------        -------        -------
  Total income producing
   properties. . . . . . . . . . .         560,276         65,078         43,683        439,702         42,296
                                           -------        -------        -------        -------        -------
SURPLUS DEVELOPABLE
  PROPERTIES . . . . . . . . . . .           2,236         58,134          1,149          4,794         11,001
                                           -------        -------        -------        -------        -------

AGRICULTURAL AND
  OTHER PROPERTIES . . . . . . . .              --            850             --            521             98
                                           -------        -------        -------        -------        -------
TOTAL. . . . . . . . . . . . . . .        $641,764       $395,394       $ 62,617       $576,137       $225,655
                                           -------        -------        -------        -------        -------
                                           -------        -------        -------        -------        -------


                                             GROSS AMOUNT AT WHICH
                                                    CARRIED                                                           LIFE ON WHICH
                                              AT CL0SE OF PERIOD                                                      DEPRECIATION
                                                (1)(2)(3)(4)                                                           IN LATEST
                                      -----------------------------------                       DATE OF                 INCOME
                                                  BUILDINGS &                   ACCUMULATED  COMPLETION OF    DATE    STATEMENT IS
DESCRIPTION                            LAND      IMPROVEMENTS       TOTAL      DEPRECIATION  CONSTRUCTION   ACQUIRED    COMPUTED
- -----------                            ----      ------------       ----       ------------  -------------  --------- ------------
DEVELOPABLE PROPERTIES
  Mission Bay, San Francisco,
    CA . . . . . . . . . . . . . .    $ 64,025      $105,400    $  169,425      $  1,805          N/A        various        (5)
  Other developable properties
    less than 5% of total. . . . .     207,307       215,765       423,072         5,316          N/A        various        (5)
                                       -------       -------     ---------       -------
  Total developable properties . .     271,332       321,165       592,497         7,121
                                       -------       -------     ---------       -------

INCOME PRODUCING PROPERTIES
  BUILDINGS. . . . . . . . . . . .      59,134       520,555       579,689       124,326        various      various        (5)
  GROUND LEASES. . . . . . . . . .       5,944         5,126        11,070         1,173          N/A        various        N/A
                                       -------       -------     ---------       -------
  Total income producing
   properties. . . . . . . . . . .      65,078       525,681       590,759       125,499
                                       -------       -------     ---------       -------

SURPLUS DEVELOPABLE
  PROPERTIES . . . . . . . . . . .      58,134        16,944        75,078         1,151          N/A          N/A          (5)
                                       -------       -------     ---------       -------

AGRICULTURAL AND
  OTHER PROPERTIES . . . . . . . .         850           619         1,469           152          N/A        various        (5)
                                       -------       -------     ---------       -------
TOTAL. . . . . . . . . . . . . . .    $395,394      $864,409    $1,259,803      $133,923
                                       -------       -------     ---------       -------
                                       -------       -------     ---------       -------

- ---------------
Notes:
(1)  A reserve of $284,000 against predevelopment has been established for projects to be abandoned.
(2)  The aggregate cost for Federal income tax purposes is approximately $922,000,000.
(3)  See Attachment A to Schedule XI for reconciliation of beginning of period total to total at close of period.
(4)  Excludes investments in joint ventures and furniture and equipment.
(5)  Reference is made to Note 4 to the Consolidated Financial Statements for information related to depreciation.
(6)  Net incremental revenues.

                        CATELLUS DEVELOPMENT CORPORATION
                           ATTACHMENT A TO SCHEDULE XI
          RECONCILIATION OF COST OF REAL ESTATE AT BEGINNING OF PERIOD
                           WITH TOTAL AT END OF PERIOD
                                 (IN THOUSANDS)



                                                                    1993           1992           1991
                                                                    ----           ----           ----
Balance at January 1 . . . . . . . . . . . . . . . . . . . .     $1,276,334     $1,208,553     $1,067,108
                                                                  ---------      ---------      ---------

   Additions during period:
     Acquisitions through foreclosure. . . . . . . . . . . .            523             --          2,436
     Other acquisitions. . . . . . . . . . . . . . . . . . .             15          1,413         11,627
     Improvements. . . . . . . . . . . . . . . . . . . . . .         57,360         87,623        140,473
     Other:
        Reclassification from other accounts . . . . . . . .             --            871             --
        Other  . . . . . . . . . . . . . . . . . . . . . . .             --            147            156
                                                                  ---------      ---------      ---------
         Total additions. . . . . . . . . . . . .. . . . . .         57,898         90,054        154,692
                                                                  ---------      ---------      ---------

   Deductions during period:
   Cost of real estate sold. . . . . . . . . . . . . . . . .         34,554         17,443         11,611
   Other:
      Write-down of properties to estimated net
         realizable value. . . . . . . . . . . . . . . . . .         32,500             --             --
      Direct write-off of costs. . . . . . . . . . . . . . .          1,261          1,495              6
      Write-down of property due to purchase
         price adjustments . . . . . . . . . . . . . . . . .          2,796             --             --
      Reclassification due to demolition . . . . . . . . . .          1,952             32            581
      Reclassification to personal property
        and other accounts . . . . . . . . . . . . . . . . .            217          1,659             --
      Increase reserve for abandoned projects. . . . . . . .            732            732             --
      Other  . . . . . . . . . . . . . . . . . . . . . . . .            417            912          1,049
                                                                  ---------      ---------      ---------
      Total deductions . . . . . . . . . . . . . . . . . . .         74,429         22,273         13,247
                                                                  ---------      ---------      ---------
Balance at December 31 . . . . . . . . . . . . . . . . . . .     $1,259,803     $1,276,334     $1,208,553
                                                                  ---------      ---------      ---------
                                                                  ---------      ---------      ---------


             RECONCILIATION OF REAL ESTATE ACCUMULATED DEPRECIATION
               AT BEGINNING OF PERIOD WITH TOTAL AT END OF PERIOD
                                 (IN THOUSANDS)



                                                                    1993           1992           1991
                                                                    ----           ----           ----
Balance at January 1 . . . . . . . . . . . . . . . . . . . .     $  113,055     $   89,134     $   71,260
                                                                  ---------      ---------      ---------

   Additions during period:
   Charged to expense. . . . . . . . . . . . . . . . . . . .         26,850         24,962         20,928
   Other     . . . . . . . . . . . . . . . . . . . . . . . .             --             --            106
                                                                  ---------      ---------      ---------
      Total additions. . . . . . . . . . . . . . . . . . . .         26,850         24,962         21,034
                                                                  ---------      ---------      ---------

   Deductions during period:
   Cost of real estate sold. . . . . . . . . . . . . . . . .          4,030            152          2,579
   Direct write-off of costs . . . . . . . . . . . . . . . .             --             --             --
   Other     . . . . . . . . . . . . . . . . . . . . . . . .          1,952            889            581
                                                                  ---------      ---------      ---------
      Total deductions . . . . . . . . . . . . . . . . . . .          5,982          1,041          3,160
                                                                  ---------      ---------      ---------
Balance at December 31 . . . . . . . . . . . . . . . . . . .     $  133,923     $  113,055     $   89,134
                                                                  ---------      ---------      ---------
                                                                  ---------      ---------      ---------