Form 10-K/A
period 1993-12-31
CATELLUS DEVELOPMENT CORP
filed 1994-04-04
CIK 865937

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              -----------------


                                FORM 10-K / A1


                      AMENDMENT TO APPLICATION OR REPORT
                 FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



                       CATELLUS DEVELOPMENT CORPORATION
              (Exact name of registrant as specified in charter)


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 to add exhibit 4.11 as set forth in the pages attached hereto:


          Item 14. Exhibits, Financial Statements and Schedules and Reports on Form 8-K

                    (a)(3)    Exhibits

                              4.11 Loan Agreement dated February 16, 1994
                                   between the Registrant and Prudential


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CATELLUS DEVELOPMENT CORPORATION
                                          (Registrant)


                              By:  /s/ David A. Smith
                                  ------------------------
Date:     March 31, 1994           David A. Smith
                                   Senior Vice President and Chief
                                    Financial Officer

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

     (a)(3) Exhibits

Exhibit
  No.                           Description
- -------                         -----------
  3.1   Form of Restated Certificate of Incorporation of the Registrant (1)
  3.1A  Amendment to Restated Certificate of Incorporation of the
        Registrant (10)
  3.3   Form of Certificate of Designations, Preferences and Rights of
        $3.25 Series A Cumulative Convertible Preferred Stock (2)
  3.4   Form of Restated By-Laws (3)
  3.5   Form of Certificate of Designations, Preferences and Rights of
        $3.625 Series B Cumulative Convertible Exchangeable Preferred
        Stock (9)
  4.1   Form of stock certificate representing Common Stock (1)
  4.2   13 1/2% Convertible Debenture of the Registrant due December 28,
        1994 (4)
  4.3   Credit Agreement dated December 17, 1988, as amended December 28,
        1989, between the Registrant and The Prudential Insurance Company of America ("Prudential") (1)
  4.4   Term Loan Agreement dated December 6, 1988 between Security Pacific
        National Bank ("Security Pacific") and the Registrant (1)
  4.5   Revolving Credit Agreement dated as of December 6, 1988 between
        Security Pacific and the Registrant (1)
  4.6   Loan Agreement dated as of December 29, 1989 between the Registrant and The Chase Manhattan Bank, N.A. ("Chase") (1)
  4.7   Amended and Restated Loan Agreement dated December 31, 1990 between
        Chase and the Registrant (5)
  4.8   Extension and Modification Agreement dated November 6, 1991 between
        Chase and the Registrant (6)
  4.9   Form of stock certificate representing $3.75 Series A Cumulative
        Convertible Preferred Stock (2)
  4.10  Form of stock certificate representing $3.625 Series B Cumulative
        Convertible Exchangeable Preferred Stock (10)
  4.11  Loan Agreement dated as of February 16, 1994 between the Registrant and Prudential *
 10.1   Exploration Agreement and Option to Lease dated December 28, 1989 between the Registrant and Santa Fe Pacific Minerals Corporation
        (1)
 10.2   Agreement to Exchange Real Property dated as of December 29, 1989
        ("Exchange Agreement") between the Registrant and The Atchison,
        Topeka and Santa Fe Railway Company ("ATSF") (1)
 10.2A  First Amendment to Exchange Agreement dated December 4, 1990 between the Registrant and ATSF (5)
 10.3   Long-Term Stockholders Agreement dated as of December 29, 1989 among the Registrant, Bay Area Real Estate Investment Associates
        L.P. ("BAREIA"), Olympia & York SF Holdings Corporation ("O&Y") and
        Itel Corporation ("Itel") (1)
 10.4   Registration Rights Agreement dated as of December 29, 1989 among the Registrant, BAREIA, O&Y and Itel (1)
 10.6   Restated Tax Allocation and Indemnity Agreement dated December 29,
        1989 among the Registrant and certain of its subsidiaries and Santa
        Fe Pacific Corporation ("SFP") (1)


Exhibit
   No.                          Description
- -------                         -----------
 10.7   State Tax Allocation and Indemnity Agreement dated December 29,
        1989 among the Registrant and certain of its subsidiaries and SFP
        (1)
 10.8   Executive Employment Agreement dated April 1, 1989 between Vernon
        B. Schwartz and the Registrant(4)
 10.9   Registrant's Annual Performance Bonus Program (4)
 10.10  Registrant's Stock Purchase Program (4)
 10.11  Registrant's Profit Sharing & Savings Plan and Trust (4)
 10.12  Registrant's Long-Term Incentive Compensation Program (4)
 10.12A Registrant's Long-Term Incentive Compensation Program, as amended and restated effective February 27, 1992 (3)
 10.13  Registrant's Incentive Stock Compensation Plan (4)
 10.14  Management Agreement between ATSF and Catellus Management
        Corporation dated December 1, 1990 (5)
 10.15  Termination, Substitution and Guarantee Agreement between ATSF and the Registrant dated December 21, 1990 (5)
 10.16  Registrant's Stock Option Plan (5)
 10.17  Development Agreement dated April 1, 1991 between the Registrant and the San Francisco Board of Supervisors (7)
 10.18  Development Agreement dated May 9, 1983, by and between the City of
        San Diego and the Registrant (5)
 10.19  Owner Participation Agreement dated June 16, 1983, by and between
        Redevelopment Agency of The City of San Diego and the Registrant
        (5)
 10.20  Development Agreement dated October 30, 1991, by and between The
        Southern California Rapid Transit District and the Registrant (6)
 10.21  Executive Stock Option Plan (3)
 10.21A Amended and Restated Executive Stock Option Plan (10)
 10.22  Amended and Restated Development Agreement between the City of
        Fremont and the Registrant effective March 19, 1992 (3)
 10.22A First Amendment to Amended and Restated Development Agreement
        between the City of Fremont and the Registrant effective July 1,
        1993 (10)
 10.23  First Amendment to Development Agreement between the Southern
        California Rapid Transit District ("RTD") and the Registrant (3)
 10.24  Letter Agreement dated June 30, 1992 between RTD and the Registrant
        (3)
 10.25  Agreement dated as of January 14, 1993 between the Registrant and
        BAREIA (8)
 10.26  Form of First Amendment to Registration Rights Agreement among the
        Registrant, BAREIA, O&Y and Itel(8)
 10.27  Form of Stockholders Agreement among the Registrant, BAREIA, O&Y and Itel (8)
 10.28  Agreement dated February 22, 1994 between Registrant and Vernon B.
        Schwartz (10)
 21.1   Subsidiaries of Registrant (3)
 23.1   Consent of Independent Accountants (10)
 23.2   Consent of Independent Real Estate Appraisers (10)
 24.1   Powers of Attorney from directors with respect to the filing of the
        Form 10-K (10)

      The Registrant has omitted instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10 percent of the assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of such instrument to the Commission upon request.

      Management's contracts and compensatory plans - Exhibits 10.9, 10.11, 10.12A, 10.13, 10.16, 10.21A and 10.28 are current management contracts or compensatory plans.

     (b)  Reports on Form 8-K

      During the quarter ended December 31, 1993, the Registrant filed a Current Report on Form 8-K dated October 19, 1993 to file, under Item 5, the Company's earnings release for the quarter and nine months ended September 30, 1993.

- --------------------------
 *   Filed with this Form 10-K/A1.
(1) Incorporated by reference to Exhibit of the same number of the Registration Statement on Form 10 (Commission File No. 0-18694) as filed with the Commission on July 18, 1990 ("Form 10").
(2) Incorporated by reference to Exhibit of the same number on the Form 8 constituting a Post-Effective Amendment No. 1 to the Form 8-A as filed with the Commission on February 19, 1993.
(3) Incorporated by reference to Exhibit of the same number of Registration Statement on Form S-3 (Commission File No. 33-56082) as filed with the Commission on December 21, 1992 ("Form S-3").
(4) Incorporated by reference to Exhibit of the same number of the Form 8 constituting Post-Effective Amendment No. 1 to the Form 10 as filed with the Commission on November 20, 1990.
(5) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1990.
(6) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1991.
(7) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1990, referred to therein as "Development Agreement dated February 19, 1991 between the Registrant and the San Francisco Board of Supervisors".
(8) Incorporated by reference to Exhibit of the same number of Amendment No. 2 to Form S-3 as filed with the Commission on February 4, 1993.
(9) Incorporated by reference to Exhibit of the same number on the Form 10-Q for the quarter ended September 30, 1993.
(10) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1993.

                              INDEX TO EXHIBITS
                              -----------------
Exhibit
   No.                       Description                              Page
- -------                      ----------                               ----
 3.1    Form of Restated Certificate of Incorporation of the
        Registrant (1)
 3.1A   Amendment to Restated Certificate of Incorporation of the
        Registrant (10)
 3.3    Form of Certificate of Designations, Preferences and Rights of
        $3.25 Series A Cumulative Convertible Preferred Stock (2)
 3.4    Form of Restated By-Laws (3)
 3.5    Form of Certificate of Designations, Preferences and Rights of
        $3.625 Series B Cumulative Convertible Exchangeable Preferred
        Stock (9)
 4.1    Form of stock certificate representing Common Stock (1)
 4.2    13 1/2% Convertible Debenture of the Registrant due December 28,
        1994 (4)
 4.3    Credit Agreement dated December 17, 1988, as amended December 28,
        1989, between the Registrant and The Prudential Insurance Company of America ("Prudential") (1)
 4.4    Term Loan Agreement dated December 6, 1988 between Security
        Pacific National Bank ("Security Pacific") and the Registrant (1)
 4.5    Revolving Credit Agreement dated as of December 6, 1988 between
        Security Pacific and the Registrant (1)
 4.6    Loan Agreement dated as of December 29, 1989 between the
        Registrant and The Chase Manhattan Bank, N.A. ("Chase") (1)
 4.7    Amended and Restated Loan Agreement dated December 31, 1990 between Chase and the Registrant (5)
 4.8    Extension and Modification Agreement dated November 6, 1991 between Chase and the Registrant (6)
 4.9    Form of stock certificate representing $3.75 Series A Cumulative
        Convertible Preferred Stock (2)
 4.10   Form of stock certificate representing $3.625 Series B Cumulative
        Convertible Exchangeable Preferred Stock (10)
 4.11   Loan Agreement dated as of February 16, 1994 between the
        Registrant and Prudential *
10.1    Exploration Agreement and Option to Lease dated December 28,
        1989 between the Registrant and Santa Fe Pacific Minerals
        Corporation (1)
10.2    Agreement to Exchange Real Property dated as of December 29,
        1989 ("Exchange Agreement") between the Registrant and
        The Atchison, Topeka and Santa Fe Railway Company ("ATSF") (1)
10.2A   First Amendment to Exchange Agreement dated December 4, 1990 between the Registrant and ATSF (5)
10.3    Long-Term Stockholders Agreement dated as of December 29, 1989 among the Registrant, Bay Area Real Estate Investment
        Associates L.P. ("BAREIA"), Olympia & York SF Holdings
        Corporation ("O&Y") and Itel Corporation ("Itel") (1)
10.4    Registration Rights Agreement dated as of December 29, 1989 among the Registrant,BAREIA, O&Y and Itel (1)
10.6    Restated Tax Allocation and Indemnity Agreement dated
        December 29, 1989 among the Registrant and certain of its
        subsidiaries and Santa Fe Pacific Corporation ("SFP") (1)
10.7    State Tax Allocation and Indemnity Agreement dated
        December 29, 1989 among the Registrant and certain of its
        subsidiaries and SFP (1)
10.8    Executive Employment Agreement dated April 1, 1989 between
        Vernon B. Schwartz and the Registrant(4)
10.9    Registrant's Annual Performance Bonus Program (4)


Exhibit
  No.                        Description                            Page
- ------                       -----------                            ----
10.10   Registrant's Stock Purchase Program (4)
10.11   Registrant's Profit Sharing & Savings Plan and Trust (4)
10.12   Registrant's Long-Term Incentive Compensation Program (4)
10.12A  Registrant's Long-Term Incentive Compensation Program,
        as amended and restated effective February 27, 1992 (3)
10.13   Registrant's Incentive Stock Compensation Plan (4)
10.14   Management Agreement between ATSF and Catellus Management
        Corporation dated December 1, 1990 (5)
10.15   Termination, Substitution and Guarantee Agreement between
        ATSF and the Registrant dated December 21, 1990 (5)
10.16   Registrant's Stock Option Plan (5)
10.17   Development Agreement dated April 1, 1991 between the
        Registrant and the San Francisco Board of Supervisors (7)
10.18   Development Agreement dated May 9, 1983, by and between
        the City of San Diego and the Registrant (5)
10.19   Owner Participation Agreement dated June 16, 1983, by
        and between Redevelopment Agency of The City of San Diego
        and the Registrant (5)
10.20   Development Agreement dated October 30, 1991, by and between
        The Southern California Rapid Transit District and the
        Registrant (6)
10.21   Executive Stock Option Plan (3)
10.21A  Amended and Restated Executive Stock Option Plan (10)
10.22   Amended and Restated Development Agreement between the City of Fremont and the Registrant effective March 19, 1992 (3)
10.22A  First Amendment to Amended and Restated Development
        Agreement between the City of Fremont and the Registrant
        effective July 1, 1993 (10)
10.23   First Amendment to Development Agreement between the Southern
        California Rapid Transit District ("RTD") and the
        Registrant (3)
10.24   Letter Agreement dated June 30, 1992 between RTD and the
        Registrant (3)
10.25   Agreement dated as of January 14, 1993 between the Registrant and BAREIA (8)
10.26   Form of First Amendment to Registration Rights Agreement
        among the Registrant, BAREIA, O&Y and Itel (8)
10.27   Form of Stockholders Agreement among the Registrant, BAREIA,
        O&Y and Itel (8)
10.28   Agreement dated February 22, 1994 between Registrant and
        Vernon B. Schwartz (10)
21.1    Subsidiaries of Registrant (3)
23.1    Consent of Independent Accountants (10)
23.2    Consent of Independent Real Estate Appraisers (10)
24.1    Powers of Attorney from directors with respect to the
        filing of the Form 10-K (10)

      The Registrant has omitted instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10 percent of the assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of such instrument to the Commission upon request.

      Management's contracts and compensatory plans - Exhibits 10.9, 10.11, 10.12A, 10.13, 10.16, 10.21A and 10.28 are current management contracts or compensatory plans.


- ----------------
 *   Filed with this Form 10-K/A1.
(1) Incorporated by reference to Exhibit of the same number of the Registration Statement on Form 10 (Commission File No. 0-18694) as filed with the Commission on July 18, 1990 ("Form 10").
(2) Incorporated by reference to Exhibit of the same number on the Form 8 constituting a Post-Effective Amendment No.
     1 to the Form 8-A as filed with the Commission on February 19, 1993.
(3) Incorporated by reference to Exhibit of the same number of Registration Statement on Form S-3 (Commission File
     No. 33-56082) as filed with the Commission on December 21, 1992 ("Form
     S-3").
(4) Incorporated by reference to Exhibit of the same number of the Form 8 constituting Post-Effective Amendment No. 1 to the Form 10 as filed with the Commission on November 20, 1990.
(5) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1990.
(6) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1991.
(7) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1990, referred to therein as "Development Agreement dated February 19, 1991 between the Registrant and the San Francisco Board of Supervisors".
(8) Incorporated by reference to Exhibit of the same number of Amendment No. 2 to Form S-3 as filed with the Commission on February 4, 1993.
(9) Incorporated by reference to Exhibit of the same number on the Form 10-Q for the quarter ended September 30, 1993.
(10) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1993.