Form 10-Q
period 1994-03-31
CATELLUS DEVELOPMENT CORP
filed 1994-05-02
CIK 865937

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1994           Commission file number 0-18694

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No

     As of April 15, 1994, there were 72,967,236 issued and outstanding shares of the registrant's common stock, $.01 par value per share.

                        CATELLUS DEVELOPMENT CORPORATION

                                     INDEX


PART I.  FINANCIAL INFORMATION                                       Page No.

 Item 1.  Financial Statements
          Consolidated Balance Sheet - Historical Cost
            Basis at March 31, 1994 and December 31,
            1993. . . . . . . . . . . . . . . . . . . . . . . . .       2
          Consolidated Statement of Income - Historical
            Cost Basis for the three months ended
            March 31, 1994 and 1993 . . . . . . . . . . . . . . .       3
          Condensed Consolidated Statement of Cash Flows -
            Historical Cost Basis for the three months ended
            March 31, 1994 and 1993. . . . . . . .                      4
          Notes to Condensed Consolidated Financial Statements . .      5

 Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . .      9

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . .     12

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

                         CATELLUS DEVELOPMENT CORPORATION

               CONSOLIDATED BALANCE SHEET   HISTORICAL COST BASIS
                       (In thousands, except share data)


                                             March 31,       December 31,
                                               1994              1993
                                            ----------       ------------
                                                      (Unaudited)

Assets
     Developable properties. . . . . .      $  604,488        $  592,497
     Income producing properties . . .         560,889           552,387
     Surplus developable properties. .          74,660            75,078
     Agricultural and other properties          12,258            12,198
     Less accumulated depreciation . .        (146,629)         (140,328)
                                             ---------         ---------
                                             1,105,666         1,091,832
     Other assets and deferred charges          56,025            51,207
     Notes receivable. . . . . . . . . . .       9,461             9,579
     Accounts receivable, less allowances        7,838             7,195
     Restricted cash and investments . . .           -            67,410
     Cash and cash equivalents . . . .          75,469           146,604
                                            ----------        ----------
        Total. . . . . . . . . . . . .      $1,254,459        $1,373,827
                                            ==========        ==========


Liabilities and stockholders' equity
     Mortgage and other debt . . . . .      $  547,588        $  663,764
     Accounts payable and
       accrued expenses. . . . . . . .          45,189            47,585
     Deferred credits and
       other liabilities . . . . . . .          25,251            22,200
     Deferred income taxes . . . . . .         114,966           114,329
     Stockholders' equity
      Preferred stock - $0.01 par value;
        50,000,000 shares authorized;
        3,449,999 $3.75 Series A
        cumulative convertible shares
        and 3,000,000 $3.625 Series B
        cumulative convertible
        exchangeable shares outstanding . .    322,500           322,500
      Common stock -  $0.01 par value;
        150,000,000 shares authorized;
        72,967,236 shares outstanding . . .        730               730
      Paid-in capital. . . . . . . . .         244,151           244,151
      Accumulated deficit. . . . . . .         (45,916)          (41,432)
                                            ----------        ----------
      Total stockholders' equity . . .         521,465           525,949
                                            ----------        ----------
        Total. . . . . . . . . . . . .      $1,254,459        $1,373,827
                                            ==========        ==========



           See notes to condensed consolidated financial statements.

                       CATELLUS DEVELOPMENT CORPORATION

            CONSOLIDATED STATEMENT OF INCOME   HISTORICAL COST BASIS
                     (In thousands, except per share data)


                                                     Three months ended
                                                         March 31,
                                                  ---------------------------
                                                     1994              1993
                                                  -----------      ----------
                                                          (Unaudited)
Revenue
     Property sales. . . . . . . . . . . . .      $    2,304       $    5,850
     Rental
      Commercial and industrial. . . . . . .          24,991           25,603
      Agricultural and other . . . . . . . .             417              294
     Interest income . . . . . . . . . . . .           1,108              765
     Equity in earnings of joint ventures. .           1,209              231
     Other -- net. . . . . . . . . . . . . .           3,987              562
                                                  ----------       ----------
                                                      34,016           33,305
Costs and expenses
     Cost of property sold . . . . . . . . .           2,106            2,392
     Operating and maintenance . . . . . . .           7,437            7,260
     Depreciation. . . . . . . . . . . . . .           6,518            6,675
     General and administrative. . . . . . .           4,157            3,227
     Taxes other than income . . . . . . . .           4,764            4,945
     Interest. . . . . . . . . . . . . . . .           6,483           11,599
                                                  ----------       ----------
                                                      31,465           36,098
Non-recurring expense
     Conversion of debenture. . . . . . . .                -           29,552
                                                  ----------       ----------

Income (loss) before taxes . . . . . . . . .           2,551          (32,345)

Income taxes (benefit) . . . . . . . . . . .           1,082           (2,557)
                                                  ----------       ----------

Net income (loss). . . . . . . . . . . . . .      $    1,469       $  (29,788)

     Preferred stock dividends. . . . . . .            5,953            3,378
                                                  ----------       ----------
     Net loss applicable to common
       stockholders . . . . . . . . . . . .       $   (4,484)      $  (33,166)
                                                  ==========       ==========

     Net loss per share of common stock. .        $    (0.06)      $     (.52)
                                                  ==========       ==========

     Average number of common shares. . . .           72,967           64,105
                                                  ==========       ==========

           See notes to condensed consolidated financial statements.

                      CATELLUS DEVELOPMENT CORPORATION

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS   HISTORICAL COST BASIS
                                 (In thousands)

                                                      Three months ended
                                                           March 31,
                                                  --------------------------
                                                     1994            1993
                                                   ---------       ---------
                                                        (Unaudited)

Cash flows from operating activities:
    Net income (loss) . . . . . . . . . . . . .   $    1,469       $  (29,788)
    Non-cash items included in net
     income (loss):
     Non-recurring expense related to
       conversion of debenture . . . . . . . .             -           29,552
     Depreciation . . . . . . . . . . . . . . .        6,518            6,675
     Deferred income taxes. . . . . . . . . . .          637           (2,557)
     Interest accrued on convertible debenture .           -            1,665
     Amortization of deferred loan fees and
       other costs . . . . . . . . . . . . . . .         604            1,028
     Equity in earnings of joint ventures  . . .      (1,209)            (231)
     Cost of land sold. . . . . . . . . . . . .        1,372            1,174
     Other--net . . . . . . . . . . . . . . . .          643              (36)
    Changes in operating assets and
     liabilities. . . . . . . . . . . . . . . .        4,183            1,773
                                                  ----------       ----------
Net cash provided by operating activities . . .       14,217            9,255

Cash flows from investing activities:
    Capital expenditures for developable and
     income producing properties. . . . . . . .      (18,682)         (17,532)
    Distributions from/contributions to
     joint ventures, net. . . . . . . . . . . .         (928)            (125)
                                                  ----------       ----------
Net cash used for investing activities. . .          (19,610)         (17,657)

Cash flows from financing activities:
    Borrowings. . . . . . . . . . . . . . . . .      293,172            5,296
    Repayment of borrowings . . . . . . . . . .     (410,036)         (69,970)
    Dividends paid. . . . . . . . . . . . . . .       (6,285)               -
    Proceeds from issuance of preferred stock. .           -          172,500
    Stock issuance costs. . . . . . . . . . . .           (3)          (6,144)
    Investment in restricted cash for
     future reduction of debt. . . . . . . . . .      67,410          (49,993)
    Redemption premium on early
     retirement of debt. . . . . . . . . . . . .     (10,000)               -
                                                  ----------       ----------
Net cash provided by (used for)
  financing activities. . . . . . . . . . . . .      (65,742)          51,689
                                                  ----------       ----------

Net increase (decrease) in cash and
  cash equivalents. . . . . . . . . . . . . . .      (71,135)          43,287
Cash and cash equivalents at
  beginning of period . . . . . . . . . . . . .      146,604           14,730
                                                  ----------       ----------
Cash and cash equivalents at end of period. . .   $   75,469       $   58,017
                                                  ==========       ==========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
     Interest (net of amount capitalized) . . .   $    6,552       $    8,992
     Income taxes . . . . . . . . . . . . . . .   $        8       $       10

           See notes to condensed consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1994


NOTE 1.  DESCRIPTION OF BUSINESS

     Catellus Development Corporation (the Company) is a diversified real estate company which owns substantial property interests principally in California, and in 10 other states in the West, Southwest and Midwest.
The Company develops and manages its income producing properties which consist primarily of industrial facilities and a limited number of office and retail buildings located in California, Illinois and Texas. The Company has substantial undeveloped land holdings primarily in California, Texas, New Mexico and Utah.

NOTE 2.  INTERIM FINANCIAL DATA

     The accompanying condensed consolidated financial statements should be read in conjunction with the Company's 1993 Annual Report on Form 10-K (Form 10-K) as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the interim periods.

     The Form 10-K includes a supplemental current value basis balance sheet in addition to historical cost basis financial statements. The current value basis balance sheet will continue to be an integral part of the Company's annual report to stockholders. However, current value information will not be presented as part of the Company's interim financial information. The extensive market research, financial analysis and testing of results re-quired to produce reliable current value information make it impractical to report this information on an interim basis.

NOTE 3.  CAPITAL STRUCTURE

     Prior to December 29, 1989, the Company was wholly owned by Santa Fe Pacific Corporation (SFP). On December 29, 1989, the Company issued 19.9% of its common stock to Bay Area Real Estate Investment Associates L.P. (BAREIA) for $398 million cash. In connection with the stock issuance, BAREIA also purchased from the Company, at par, a $75 million convertible debenture (Debenture). BAREIA is a California limited partnership whose general partner is JMB/Bay Area Partners and whose limited partner is the California Public Employees' Retirement System. On December 4, 1990, SFP distributed, in the form of a stock dividend, its remaining 80.1% interest in the Company to its stockholders.

     On February 11, 1993, BAREIA converted the Debenture (accreted value of $111.4 million) into common stock with a value of $141 million. This is treated as a non-cash item in the statement of cash flows. After the conver-sion, BAREIA owned 40.7% of the outstanding common stock. At that time, the Company incurred a non-recurring, non-cash expense of $29.6 million ($28.3 million, net of income tax benefit), representing the excess of the value of the common stock issued over the accreted value of the Debenture at the date of conversion. Concurrently with the conversion of the Debenture, the Company issued 3,449,999 shares (of a total 3,500,000 authorized) of $3.75 Series A Cumulative Convertible Preferred Stock (Series A preferred stock) for $172.5 million, of which BAREIA purchased 1,405,702 shares (approxi-mately 40.7% of the total). The Series A preferred stock has an annual dividend of $3.75 per share and a stated value and liquidation preference of $50 per share plus accrued and unpaid dividends. It is convertible into common stock at a price of $9.06 per share, subject to adjustment in certain events. It is also redeemable, at the option of the Company, at any time after February 16, 1996, at $52.625 per share and thereafter at prices declining to $50 per share on or after February 16, 2003.

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

     On November 4, 1993, the Company sold, in a private placement, 3,000,000 shares (of a total 4,600,000 authorized) of $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock (Series B preferred stock) for $150 million. The Series B preferred stock has an annual dividend of $3.625 per share and a stated value and liquidation preference of $50 per share plus accrued and unpaid dividends. It is convertible into the Company's common stock at a price of $9.80 per share, subject to adjustment in certain events. The Series B preferred stock is exchangeable, at the Company's option, at any time after November 15, 1995, into 7.25% Convertible Subordinated Debentures due November 15, 2018, at a rate of $50 principal amount of debentures for each share of Series B preferred stock.
It is also redeemable, at the option of the Company, at any time after November 15, 1996, at $52.5375 per share and thereafter at prices declining to $50 per share on or after November 15, 2003. The proceeds of the Series B preferred stock issuance have been and will be used to repay debt that matures in 1994 through 1997, and for general corporate purposes.

NOTE 4.  EARNINGS PER SHARE

     Net income (loss) per share of common stock is computed by dividing net income (loss), after reduction for preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share amounts have not been presented because assumed conversion of the Series A and Series B preferred stock is anti-dilutive for all relevant periods.

NOTE 5.  MORTGAGE AND OTHER DEBT

     Mortgage and other debt at March 31, 1994 and December 31, 1993 is summarized as follows (in thousands):

                                                   March 31,     December 31,
                                                     1994           1993
                                                  ----------     ------------

First mortgage loan - Prudential                  $  280,000       $  388,150
First mortgage loans                                 117,192          118,457
Term loan - unsecured                                 22,000           22,000
Construction loans - secured                          42,094           46,968
Intermediate term loans -  secured                    66,645           69,045
Other mortgage loans                                     442              463
Assessment district bonds                             19,215           18,681
                                                  ----------       ----------
     Total mortgage and other debt                $  547,588       $  663,764
                                                  ==========       ==========

Due in one year                                   $   96,701       $  313,427
                                                  ==========       ==========

     The Company refinanced its $388.2 million loan with The Prudential Insurance Company of America (Prudential) on February 18, 1994 into a $280 million mortgage loan due March 1, 2004 and bearing an average interest rate of 8.71%. The new loan reflects a paydown of $108.2 million, of which $81 million was required to meet current loan underwriting standards and $27.2 million was paid to release selected properties from the loan. In connection with this refinancing, the Company recorded an extraordinary expense in the fourth quarter of 1993 of $11.9 million ($7.4 million, net of income tax benefits). This extraordinary expense consisted primarily of a redemption premium paid to Prudential and the write-off of deferred financing costs associated with the $388.2 million loan.

     The revolving period of the Company's $75 million construction facility expired on March 31, 1994. The Company is in continuing discussions with the lender regarding renewal of this facility. If this facility is not renewed, the Company expects that it would finance future construction projects through individual construction loans, available cash or other means.

     Interest costs relating to mortgage and other debt for the three months ended March 31, 1994 and 1993 are summarized as follows (in thousands):

                                                      Three months ended
                                                           March 31,
                                                  ---------------------------
                                                      1994            1993
                                                  -----------      ----------
Interest expensed                                 $     6,483      $   11,599
Interest capitalized                                    5,864           7,119
                                                  -----------      ----------
     Total interest cost                          $    12,347      $   18,718
                                                  ===========      ==========

NOTE 6.  PROPERTY

     Property and capitalized property costs at March 31, 1994 and December 31, 1993 consisted of the following (in thousands):

                                                    March 31,    December 31,
                                                      1994          1993
                                                  ----------     ------------
Land and improvements                             $  542,211       $  525,843
Buildings                                            435,476          440,583
Construction in progress                              49,229           45,715
Capitalized interest and property taxes              232,130          225,660
Other (including proportionate share
  of joint ventures' net deficits of
  $34,229 and $38,372)                                (6,751)          (5,641)
                                                  ----------       ----------
                                                   1,252,295        1,232,160
Less accumulated depreciation                       (146,629)        (140,328)
                                                  ----------       ----------
                                                  $1,105,666       $1,091,832
                                                  ==========       ==========

NOTE 7.  INCOME TAXES

     The Company's effective tax rate for the three months ended March 31, 1994 was 42.4%, a 4.9% increase over the Company's 37.5% rate for fiscal 1993 before the non-recurring expense related to conversion of the Debenture (Note 3) and before the effect of the 1% increase in the federal corporate tax rate. The Company recognized a tax benefit of $1.3 million in February 1993 for tax deductions related to the non-recurring expense. The Company also increased its tax expense and related deferred tax liability by $3 million in 1993 as a result of the legislation increasing the corporate federal tax rate from 34% to 35%.

NOTE 8.  CONTINGENCIES

     The Company is a party to a number of legal actions arising in the ordinary course of business. While the Company cannot predict with certainty the final outcome of these proceedings, considering the sub-stantial legal defenses available, management believes that none of these actions, when finally resolved, will have a material adverse effect on the consolidated financial position or results of operations of the Company.

     Inherent in the operations of the real estate business is the possibility that environmental pollution conditions may exist on or relate to properties owned or previously owned. The Company may be required in the future to take action to correct or reduce the effects on the environment of prior disposal or release of hazardous substances by third parties, the Company, or its corporate predecessors. The amount of such future cost is difficult to estimate with a high degree of accuracy due to such factors as the unknown magnitude of possible contamination, the unknown timing and ex-tent of the corrective actions which may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent to which such costs are recoverable from insurance.

     Costs of environmental remediation incurred in connection with income producing properties and properties sold are expensed. At March 31, 1994, management estimates that future costs for remediation of identified or suspected environmental contamination which will be treated as an expense may be in the range of $2 to $25 million. It is anticipated that such costs will be incurred over the next ten years. At March 31, 1994, and December 31, 1993, the Company had a reserve of $5.9 million and $5.6 million for such costs. Management also estimates that similar costs relating to the Company's developable properties may range from $18 million to $63 million. These amounts generally will be capitalized as components of development costs when incurred. It is anticipated that environmental remediation costs related to property developments will be incurred over a period of twenty years.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



     The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Form 10-K.

Catellus' Strategies

     The Company's operations are guided by two key strategies: converting its land portfolio into operating properties and cash and generating cash flow from its existing income producing properties.

     The Company has limited speculative development, focusing instead on build-to-suit opportunities, with 100% of construction starts in 1993 being build-to-suits. While the Company expects the focus on build-to-suit to continue for the near term, it could return to speculative development if market conditions warrant. In 1992, the Company began to pursue "build-to-sell" opportunities with building users or pre-arranged investors. These arrangements allow the Company to monetize the value of its land and receive a development fee.

Liquidity and Capital Resources

     Cash provided by operating activities, including funds generated by sales of land, was $14.2 million, or $5.0 million more than in the first three months of 1993. This increase was primarily attributable to lower interest paid and the proceeds of a favorable environmental litigation settlement, which were offset in part by a decrease in cash provided by property sales due to a lower level of sales in 1994 and a decrease in cash provided by operating properties as a result of income producing property sales in 1993. Excluding such sales from 1993, cash provided by operating properties increased approximately 3% over 1993. At March 31, 1994, the Company's total building portfolio was 94.4% leased, compared to 91.3% at March 31, 1993.

     Property sales have consisted principally of surplus properties, and have also included selected income producing and developable properties.
The level of sales and revenue generated by such sales fluctuates from period to period and cannot be predicted with certainty. On an ongoing basis, the Company reviews its property portfolio to assess sales potential in light of current real estate markets. Overall, property sales represent a key element of the Company's cash flow, and provide flexibility necessary to respond to continued tightness in credit markets and the increased equity required in financings. However, the tightness of the credit markets may result in lower sales of land because of the difficulty in obtaining financing for land acquisitions. As a result, the Company has in the past increased sales of income producing and developable properties. The Company currently expects property sales of $50 million to $100 million for 1994; actual sales will depend on prevailing market conditions and the Company's anticipated level of capital expenditures. Any significant decrease in the sales level or cash flow generated by sales could impact the Company's ability to meet its obligations for fixed charges, capital expenditures and preferred stock dividends.

     The Company invested $18.7 million to develop its land and income producing properties in the first three months of 1994. These funds were used for building construction and improvements, as well as entitlement efforts and pre-construction activities, and were financed through borrowings from construction facilities, property sales, funds generated from operations, and cash on hand. Fixed commitments for all capital expenditures, primarily for entitlements and construction of infrastructure and buildings, totalled approximately $36 million at March 31, 1994; the majority of this amount relates to building construction at two large projects in Emeryville/Oakland and Fremont, California.

     On February 18, 1994, the Company refinanced its $388.2 million mortgage loan with Prudential with a $280 million mortgage loan due March 1, 2004 and bearing an average interest rate of 8.71%. The new loan reflects a paydown of $108.2 million, of which $81 million was required to meet current loan underwriting standards and $27.2 million was paid to release selected properties from the loan. In connection with this refinancing, the Company also paid down $10 million of another mortgage loan with Prudential due January 1, 1996. Additionally, the Company recorded an extraordinary expense in 1993 of $11.9 million which consisted of a redemption premium paid to Prudential and the write-off of deferred financing costs associated with the $388.2 million loan.

     During the first quarter of 1994, the Company also closed a $5.8 million eight-year and a $3.2 million fifteen-year mortgage loan for previously financed projects; proceeds from these loans were used to reduce amounts outstanding under the construction facility.

     The revolving period of the Company's $75 million construction facility expired on March 31, 1994. The Company is in continuing discussions wit the lender regarding renewal of this facility. If this facility is not renewed, the Company expects that it would finance future construction projects through individual construction loans, available cash or other means.

     At March 31, 1994, the Company had total outstanding debt of $547.6 million, of which 73% was non-recourse to the Company and secured by the underlying property only. During the next twelve months, $96.7 million of debt matures. Of the $96.7 million due within one year, 90.6% is construction financing or intermediate term loans, which are expected to be extended or refinanced and converted into permanent loans or repaid.
At March 31, 1994, cash and cash equivalents totalled $75.5 million.
In addition, the Company had available $25.7 million under its construction facilities, $1.9 million under its secured term loan facilities, and $66.3 million under its unsecured revolving facility.


Results of Operations
     (in thousands)
                                                     Three months ended
                                                          March 31,
                                                  ---------------------------
                                                     1994             1993
                                                  ----------       ----------
Property sales
     Sales . . . . . . . . . . . . .              $    2,304       $    5,850
     Cost of sales . . . . . . . . .                   2,106            2,392
                                                  ----------       ----------
     Gross profit on sales   . . . .              $      198       $    3,458
                                                  ==========       ==========
     Gross profit percentage . . . .                    8.6%            59.1%
                                                  ==========       ==========

Operating properties
     Rentals
      Commercial and industrial. . .              $   24,991       $   25,603
      Agricultural and other . . . .                     417              294
                                                  ----------       ----------
                                                      25,408           25,897
                                                  ----------       ----------
     Expenses
      Operating and maintenance. . .                   7,437            7,260
      Taxes other than income. . . .                   4,764            4,945
                                                  ----------       ----------
                                                      12,201           12,205
                                                  ----------       ----------
     Income from operating properties . . .       $   13,207       $   13,692
                                                  ==========       ==========
     Income as a percentage of rentals. . .            52.0%            52.9%
                                                  ==========       ==========

Comparison of three months ended March 31, 1994 and 1993

     The Company had net income of $1.5 million, or a net loss of $.06 per common share (after preferred stock dividends of $6.0 million), for the first quarter of 1994. This compared to a net loss of $29.8 million, or $.52 per common share (after preferred stock dividends of $3.4 million), for the first quarter of 1993. Before a $29.6 million non-recurring expense in 1993, the Company had a net loss of $1.5 million for the first quarter of 1993. Income before taxes was $2.6 million in 1994 compared to a loss of $2.8 million (before the non-recurring expense) in 1993. The increase in 1994 resulted from a significant decrease in interest expense and the favorable settlement of several environmental litigation matters, partially offset by lower gross profit from property sales.

     The decrease in gross profit from property sales is due to significantly lower sales, coupled with an overall higher cost basis in properties sold. Property sales and related gross profit will continue to fluctuate from period to period, reflecting general market conditions and the Company's intent to sell property when it can obtain attractive prices.

         Income from operating properties decreased 3.5% due to sales of income producing properties in 1993 and a property contribution to a joint venture in the first quarter of 1994. Before reductions caused by the 1993 income producing property sales and the 1994 property contribution, income from rental operations increased 5.5% over 1993 due mainly to higher rental revenue. Almost two-thirds of the growth in rental revenue came from existing properties, with the remainder attributable to rents from buildings completed over the past twelve months. The increase in rental revenue from existing properties was primarily the result of higher occupancy; such rental revenue also reflects regular rent increases in existing leases and lower rental rates on releasing. Operating and maintenance expense increased marginally because of higher environmental remediation costs. Taxes other than income dropped slightly due mainly to income producing property sales in 1993.

     The increase in interest income was caused principally by interest earned from increased cash available for investment from the net proceeds of the Series A and Series B preferred stock issuances. Equity in earnings of joint ventures increased in 1994 due mainly to the suspension of recording losses incurred by Pacific Design Center. The suspension of recording such losses began in the third quarter of 1993 when the Company's interest in cumulative losses of that joint venture exceeded its interest in cumulative earnings. The Company's other joint ventures, as a group, are performing well and showed improvement in operating results compared to 1993. Interest expense decreased as a result of the 1993 conversion of the 13.5% convertible debenture and lower principal balances caused by repayments and refinancings, partially offset by reduced capitalized interest due to the postponed development of our San Diego mixed-use project. Other revenue was notably higher because of the favorable settlement of several environmental litigation matters.

Environmental Matters

     Many of the Company's properties are in urban and industrial areas, and many properties may have been leased to commercial and industrial tenants who may have discharged hazardous materials. The Company incurs ongoing environmental remediation costs, including clean-up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean-up, litigation defense and the pursuit of responsible third parties. Costs incurred in connection with income producing properties and properties previously sold are expensed. Costs relating to undeveloped properties are capitalized as part of development costs. As with other capital expenditures, these costs will be incurred as development proceeds. Environmental costs charged to operations for the first three months of 1994 and 1993 totalled $1.5 million and $.6 million. Environmental costs capitalized for the first three months of 1994 and 1993 totalled $.2 million in each period.

     At March 31, 1994, the Company's estimate of its potential liability for identified environmental costs ranged from $2 million to $25 million for properties where costs would be charged to operations. These costs are expected to be incurred over an estimated ten-year period, with a substantial portion expected to be incurred over the next five years.
At March 31, 1994, the Company's estimate of its potential liability for identified environmental costs relating to developable properties ranged from $18 million to $63 million. These costs generally will be capitalized as they are incurred, over the course of the estimated development period of approximately 20 years.


     The Company maintains a reserve for known, probable costs of environ-mental remediation to be incurred with respect to income producing properties and properties previously sold. See Note 8 to the Condensed Consolidated Financial Statements.

     While the Company or outside consultants have evaluated the environ-mental liabilities associated with most of the Company's properties, any evaluation necessarily is based upon then prevailing law and identified site conditions. The Company monitors its exposure to environmental costs on a regular basis. Although an unexpected event could have a material impact on the results of operations for any period, the Company does not believe that such costs for identified liabilities will have a material adverse effect on its financial condition.



PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

     Catellus Development Corporation, et al. v. Mobil Oil Corporation, et al. (California Superior Court, Monterey County, filed March 1990) is an action brought by the Company to recover costs and damages resulting from the contamination of the Company's property at Monterey, California, following unsuccessful efforts to obtain the cooperation of Mobil Oil Corporation ("Mobil") and other former operators and tenants in the re-mediation of the property. Mobil cross-complained against ten other parties, including adjacent property owners, alleging that they played some role in causing the contamination. Mobil and the other defendants continued to deny their own liability and refused to fund or take respon-sibility for the cleanup.

     In March 1994, a settlement was reached pursuant to which the Company received $4.25 million from Mobil, consisting of $3.5 million that was paid directly to the Company and $750,000 that was deposited in an escrow account to be disbursed to the Company upon completion of the cleanup to the satisfaction of regulatory agencies. The Company also received settlement payments on behalf of two other defendants totalling $150,000. The Company previously had settled with the cross-defendants named by Mobil for additional settlement payments of $277,000, bringing the total amount to be paid to the Company in settlement of this action to $4,677,000.

     Item 4.   Submission of Matters to a Vote of Security Holders

               None.

     Item 6.   Exhibits and Reports on Form 8-K

     During the quarter ended March 31, 1994, the Registrant filed a Current Report on Form 8-K, dated February 22, 1994, reporting the resignation of the Company's chief executive officer effective June 30, 1994. The Form 8-K also reported that two of the Company's board members had resigned.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        CATELLUS DEVELOPMENT CORPORATION



Date        April 29, 1994                   By  Vernon B. Schwartz
                                                ---------------------
                                                 Vernon B. Schwartz
                                                 President and Chief
                                                   Executive Officer






Date        April 29, 1994                   By  David M. Perna
                                                ---------------------
                                                 David M. Perna
                                                 Controller