Form 10-K/A
period 1993-12-31
CATELLUS DEVELOPMENT CORP
filed 1994-08-01
CIK 865937

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ____________________


                                FORM 10-K / A2


                      AMENDMENT TO APPLICATION OR REPORT
                 FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



                       CATELLUS DEVELOPMENT CORPORATION
              (Exact name of registrant as specified in charter)


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 to add exhibit 10.21A as set forth in the pages attached hereto:


          Item 14. Exhibits, Financial Statements and Schedules and Reports on Form 8-K

                    (a)(3)    Exhibits

                              10.21A    Amended and Restated Executive
                                        Stock Option Plan


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CATELLUS DEVELOPMENT CORPORATION
                                          (Registrant)



                              By:  /s/ David M. Perna
Date:     July 25, 1994            David M. Perna
                                   Controller

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

         (a)(3) Exhibits

 Exhibit
   No.
- - ---------
    3.1    Form of Restated Certificate of Incorporation of the Registrant (1)
    3.1A   Amendment to Restated Certificate of Incorporation of the
           Registrant (10)
    3.3 Form of Certificate of Designations, Preferences and Rights of $3.25 Series A Cumulative Convertible Preferred Stock (2)
    3.4    Form of Restated By-Laws (3)
    3.5 Form of Certificate of Designations, Preferences and Rights of $3.625 Series B Cumulative Convertible Exchangeable Preferred
           Stock (9)
    4.1    Form of stock certificate representing Common Stock (1)
    4.2    13 1/2% Convertible Debenture of the Registrant due December 28,
           1994 (4)
    4.3 Credit Agreement dated December 17, 1988, as amended December 28, 1989, between the Registrant and The Prudential Insurance Company of America ("Prudential") (1)
    4.4    Term Loan Agreement dated December 6, 1988 between Security
           Pacific National Bank ("Security Pacific") and the Registrant (1)
    4.5 Revolving Credit Agreement dated as of December 6, 1988 between Security Pacific and the Registrant (1)
    4.6    Loan Agreement dated as of December 29, 1989 between the
           Registrant and The Chase Manhattan Bank, N.A. ("Chase") (1)
    4.7    Amended and Restated Loan Agreement dated December 31, 1990 between Chase and the Registrant (5)
    4.8    Extension and Modification Agreement dated November 6, 1991 between Chase and the Registrant (6)
    4.9 Form of stock certificate representing $3.75 Series A Cumulative Convertible Preferred Stock (2)
    4.10 Form of stock certificate representing $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock (10)
    4.11   Loan Agreement dated as of February 16, 1994 between the
           Registrant and Prudential (11)
   10.1    Exploration Agreement and Option to Lease dated December 28,
           1989 between the Registrant and Santa Fe Pacific Minerals Corporation (1)
   10.2    Agreement to Exchange Real Property dated as of December 29,
           1989 ("Exchange Agreement") between the Registrant and
           The Atchison, Topeka and Santa Fe Railway Company ("ATSF") (1)
   10.2A First Amendment to Exchange Agreement dated December 4, 1990 between the Registrant and ATSF (5)
   10.3    Long-Term Stockholders Agreement dated as of December 29,
           1989 among the Registrant, Bay Area Real Estate Investment Associates L.P. ("BAREIA"), Olympia & York SF Holdings Corporation ("O&Y") and Itel Corporation ("Itel") (1)
   10.4    Registration Rights Agreement dated as of December 29, 1989 among the Registrant, BAREIA, O&Y and Itel (1)
   10.6 Restated Tax Allocation and Indemnity Agreement dated December 29, 1989 among the Registrant and certain of its subsidiaries and Santa Fe Pacific Corporation ("SFP") (1)

 Exhibit
   No.                     Exhibits
- - ---------
   10.7 State Tax Allocation and Indemnity Agreement dated December 29, 1989 among the Registrant and certain of its subsidiaries and SFP (1)
   10.8   Executive Employment Agreement dated April 1, 1989 between
          Vernon B. Schwartz and the Registrant (4)
   10.9   Registrant's Annual Performance Bonus Program (4)
   10.10  Registrant's Stock Purchase Program (4)
   10.11  Registrant's Profit Sharing & Savings Plan and Trust (4)
   10.12  Registrant's Long-Term Incentive Compensation Program (4)
   10.12A Registrant's Long-Term Incentive Compensation Program, as amended and restated effective February 27, 1992 (3)
   10.13  Registrant's Incentive Stock Compensation Plan (4)
   10.14 Management Agreement between ATSF and Catellus Management Corporation dated December 1, 1990 (5)
   10.15  Termination, Substitution and Guarantee Agreement between
          ATSF and the Registrant dated December 21, 1990 (5)
   10.16  Registrant's Stock Option Plan (5)
   10.17  Development Agreement dated April 1, 1991 between the
          Registrant and the San Francisco Board of Supervisors (7)
   10.18  Development Agreement dated May 9, 1983, by and between the
          City of San Diego and the Registrant (5)
   10.19 Owner Participation Agreement dated June 16, 1983, by and between Redevelopment Agency of The City of San Diego and the Registrant (5)
   10.20  Development Agreement dated October 30, 1991, by and between
          The Southern California Rapid Transit District and the Registrant (6)
   10.21  Executive Stock Option Plan (3)
   10.21A Amended and Restated Executive Stock Option Plan *
   10.22 Amended and Restated Development Agreement between the City of Fremont and the Registrant effective March 19, 1992 (3)
   10.22A First Amendment to Amended and Restated Development Agreement between the City of Fremont and the Registrant effective
          July 1, 1993 (10)
   10.23 First Amendment to Development Agreement between the Southern California Rapid Transit District ("RTD") and the Registrant (3)
   10.24  Letter Agreement dated June 30, 1992 between RTD and the
          Registrant (3)
   10.25 Agreement dated as of January 14, 1993 between the Registrant and BAREIA (8)
   10.26 Form of First Amendment to Registration Rights Agreement among the Registrant, BAREIA, O&Y and Itel(8)
   10.27  Form of Stockholders Agreement among the Registrant, BAREIA,
          O&Y and Itel (8)
   10.28  Agreement dated February 22, 1994 between Registrant and
          Vernon B. Schwartz (10)
   21.1   Subsidiaries of Registrant (3)
   23.1   Consent of Independent Accountants (10)
   23.2   Consent of Independent Real Estate Appraisers (10)
   24.1 Powers of Attorney from directors with respect to the filing of the Form 10-K (10)

       The Registrant has omitted instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10 percent of the assets of the Registrant and its subsidiar-ies on a consolidated basis. The Registrant agrees to furnish a copy of such instrument to the Commission upon request.

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

- - ---------------------------------
 *  Filed with this Form 10-K/A2.
(1) Incorporated by reference to Exhibit of the same number of the Registration Statement on Form 10 (Commission File No. 0-18694) as filed with the Commission on July 18, 1990 ("Form 10").
(2) Incorporated by reference to Exhibit of the same number on the Form 8 constituting a Post-Effective Amendment No. 1 to the Form 8-A as filed with the Commission on February 19, 1993.
(3) Incorporated by reference to Exhibit of the same number of Registration Statement on Form S-3 (Commission File No. 33-56082) as filed with the Commission on December 21, 1992 ("Form S-3").
(4) Incorporated by reference to Exhibit of the same number of the Form 8 constituting Post-Effective Amendment No. 1 to the Form 10 as filed with the Commission on November 20, 1990.
(5) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1990.
(6) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1991.
(7) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1990, referred to therein as "Development Agreement dated February 19, 1991 between the Registrant and the San Francisco Board of Supervisors".
(8) Incorporated by reference to Exhibit of the same number of Amendment No. 2 to Form S-3 as filed with the Commission on February 4, 1993.
(9) Incorporated by reference to Exhibit of the same number on the Form 10-Q for the quarter ended September 30, 1993.
(10)Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1993.
(11)Incorporated by reference to Exhibit of the same number on the Form 10-K/A1 for the year ended December 31, 1993.

                              INDEX TO EXHIBITS

Exhibit
   No.                              Description
- - -------
    3.1 Form of Restated Certificate of Incorporation of the Registrant (1) 3.1A Amendment to Restated Certificate of Incorporation of the
          Registrant (10)
    3.3   Form of Certificate of Designations, Preferences and Rights of
          $3.25 Series A Cumulative Convertible Preferred Stock (2)
    3.4   Form of Restated By-Laws (3)
    3.5 Form of Certificate of Designations, Preferences and Rights of $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock (9)
    4.1   Form of stock certificate representing Common Stock (1)
    4.2   13 1/2% Convertible Debenture of the Registrant due
          December 28, 1994 (4)
    4.3 Credit Agreement dated December 17, 1988, as amended December 28, 1989, between the Registrant and The Prudential Insurance Company of America ("Prudential") (1)
    4.4   Term Loan Agreement dated December 6, 1988 between Security
          Pacific National Bank ("Security Pacific") and the Registrant (1)
    4.5 Revolving Credit Agreement dated as of December 6, 1988 between Security Pacific and the Registrant (1)
    4.6 Loan Agreement dated as of December 29, 1989 between the Registrant and The Chase Manhattan Bank, N.A. ("Chase") (1)
    4.7 Amended and Restated Loan Agreement dated December 31, 1990 between Chase and the Registrant (5)
    4.8 Extension and Modification Agreement dated November 6, 1991 between Chase and the Registrant (6)
    4.9 Form of stock certificate representing $3.75 Series A Cumulative Convertible Preferred Stock (2)
    4.10  Form of stock certificate representing $3.625 Series B
          Cumulative Convertible Exchangeable Preferred Stock (10)
    4.11  Loan Agreement dated as of February 16, 1994 between the
          Registrant and Prudential (11)
   10.1 Exploration Agreement and Option to Lease dated December 28, 1989 between the Registrant and Santa Fe Pacific Minerals Corporation (1)
   10.2 Agreement to Exchange Real Property dated as of December 29, 1989 ("Exchange Agreement") between the Registrant and The Atchison, Topeka and Santa Fe Railway Company ("ATSF") (1)
   10.2A  First Amendment to Exchange Agreement dated December 4, 1990 between the Registrant and ATSF (5)
   10.3 Long-Term Stockholders Agreement dated as of December 29, 1989 among the Registrant, Bay Area Real Estate Investment Associates
          L.P. ("BAREIA"), Olympia & York SF Holdings Corporation ("O&Y") and Itel Corporation ("Itel") (1)
   10.4 Registration Rights Agreement dated as of December 29, 1989 among the Registrant, BAREIA, O&Y and Itel (1)
   10.6 Restated Tax Allocation and Indemnity Agreement dated December 29, 1989 among the Registrant and certain of its subsidiaries and Santa Fe Pacific Corporation ("SFP") (1)
   10.7 State Tax Allocation and Indemnity Agreement dated December 29, 1989 among the Registrant and certain of its subsidiaries and SFP (1)
   10.8   Executive Employment Agreement dated April 1, 1989 between
          Vernon B. Schwartz and the Registrant(4)
   10.9   Registrant's Annual Performance Bonus Program (4)

 Exhibit
    No.           Description
- - --------
   10.10  Registrant's Stock Purchase Program (4)
   10.11  Registrant's Profit Sharing & Savings Plan and Trust (4)
   10.12  Registrant's Long-Term Incentive Compensation Program (4)
   10.12A Registrant's Long-Term Incentive Compensation Program, as
          amended and restated effective February 27, 1992 (3)
   10.13  Registrant's Incentive Stock Compensation Plan (4)
   10.14 Management Agreement between ATSF and Catellus Management Corporation dated December 1, 1990 (5)
   10.15 Termination, Substitution and Guarantee Agreement between ATSF and the Registrant dated December 21, 1990 (5)
   10.16  Registrant's Stock Option Plan (5)
   10.17 Development Agreement dated April 1, 1991 between the Registrant and the San Francisco Board of Supervisors (7)
   10.18  Development Agreement dated May 9, 1983, by and between the
          City of San Diego and the Registrant (5)
   10.19 Owner Participation Agreement dated June 16, 1983, by and between Redevelopment Agency of The City of San Diego and the Registrant (5)
   10.20 Development Agreement dated October 30, 1991, by and between The Southern California Rapid Transit District and the Registrant (6)
   10.21  Executive Stock Option Plan (3)
   10.21A Amended and Restated Executive Stock Option Plan *
   10.22 Amended and Restated Development Agreement between the City of Fremont and the Registrant effective March 19, 1992 (3)
   10.22A First Amendment to Amended and Restated Development Agreement between the City of Fremont and the Registrant effective
          July 1, 1993 (10)
   10.23 First Amendment to Development Agreement between the Southern California Rapid Transit District ("RTD") and the Registrant (3)
   10.24  Letter Agreement dated June 30, 1992 between RTD and the
          Registrant (3)
   10.25 Agreement dated as of January 14, 1993 between the Registrant and BAREIA (8)
   10.26 Form of First Amendment to Registration Rights Agreement among the Registrant, BAREIA, O&Y and Itel (8)
   10.27  Form of Stockholders Agreement among the Registrant, BAREIA,
          O&Y and Itel (8)
   10.28  Agreement dated February 22, 1994 between Registrant and
          Vernon B. Schwartz (10)
   21.1   Subsidiaries of Registrant (3)
   23.1   Consent of Independent Accountants (10)
   23.2   Consent of Independent Real Estate Appraisers (10)
   24.1 Powers of Attorney from directors with respect to the filing of the Form 10-K (10)

       The Registrant has omitted instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10 percent of the assets of the Registrant and its subsidiar-ies on a consolidated basis. The Registrant agrees to furnish a copy of such instrument to the Commission upon request.

       Management's contracts and compensatory plans - Exhibits 10.9, 10.11, 10.12A, 10.13, 10.16, 10.21A and 10.28 are current management contracts or compensatory plans.

- - -----------------------------------
 *  Filed with this Form 10-K/A2.
(1) Incorporated by reference to Exhibit of the same number of the Registration Statement on Form 10 (Commission File No. 0-18694) as filed with the Commission on July 18, 1990 ("Form 10").
(2) Incorporated by reference to Exhibit of the same number on the Form 8 constituting a Post-Effective Amendment No. 1 to the Form 8-A as filed with the Commission on February 19, 1993.
(3) Incorporated by reference to Exhibit of the same number of Registration Statement on Form S-3 (Commission File No. 33-56082) as filed with the Commission on December 21, 1992 ("Form S-3").
(4) Incorporated by reference to Exhibit of the same number of the Form 8 constituting Post-Effective Amendment No. 1 to the Form 10 as filed with the Commission on November 20, 1990.
(5) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1990.
(6) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1991.
(7) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1990, referred to therein as "Development Agreement dated February 19, 1991 between the Registrant and the San Francisco Board of Supervisors".
(8) Incorporated by reference to Exhibit of the same number of Amendment No. 2 to Form S-3 as filed with the Commission on February 4, 1993.
(9) Incorporated by reference to Exhibit of the same number on the Form 10-Q for the quarter ended September 30, 1993.
(10)Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1993.
(11)Incorporated by reference to Exhibit of the same number on the Form 10-K/A1 for the year ended December 31, 1993.