Form 10-Q
period 1994-06-30
CATELLUS DEVELOPMENT CORP
filed 1994-08-12
CIK 865937

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1994           Commission file number 0-18694

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

   As of July 15, 1994, there were 72,967,236 issued and outstanding shares of the registrant's common stock, $.01 par value per share.




                        CATELLUS DEVELOPMENT CORPORATION

                                    INDEX


PART I.  FINANCIAL INFORMATION                                     Page No.
                                                                   --------

   Item 1. Financial Statements
           Consolidated Balance Sheet-Historical
            Cost Basis at June 30, 1994 and
            December 31, 1993                                          2
           Consolidated Statement of Income -
            Historical Cost Basis for the three
            months and six months ended June 30, 1994
            and 1993                                                   3
           Condensed Consolidated Statement of Cash
            Flows - Historical Cost Basis for the
            six months ended June 30, 1994 and 1993                    4
           Notes to Condensed Consolidated Financial
            Statements                                                 5

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations               9

PART II.  OTHER INFORMATION                                           13

SIGNATURES                                                            15


                        CATELLUS DEVELOPMENT CORPORATION

              CONSOLIDATED BALANCE SHEET - HISTORICAL COST BASIS
                      (In thousands, except share data)



                                                  June 30,     December 31,
                                                    1994           1993
                                               -------------   ------------
                                                 (Unaudited)
Assets
   Developable properties                       $   619,168    $   592,497
   Income producing properties                      562,164        552,387
   Surplus developable properties                    73,372         75,078
   Agricultural and other properties                 12,580         12,198
   Less accumulated depreciation                   (150,141)      (140,328)
                                                -----------    -----------
                                                  1,117,143      1,091,832
   Other assets and deferred charges                 50,582         51,207
   Notes receivable                                   8,850          9,579
   Accounts receivable, less allowances               8,091          7,195
   Restricted cash and investments                        -         67,410
   Cash and cash equivalents                         63,632        146,604
                                                -----------    -----------
      Total                                     $ 1,248,298    $ 1,373,827
                                                ===========    ===========

Liabilities and stockholders' equity
   Mortgage and other debt                      $   543,285    $   663,764
   Accounts payable and accrued expenses             40,753         47,585
   Deferred credits and other liabilities            24,229         22,200
   Deferred income taxes                            117,921        114,329
   Stockholders' equity
    Preferred stock - $0.01 par value;
      50,000,000 shares authorized;
      3,449,999 $3.75 Series A cumulative
      convertible shares and 3,000,000
      $3.625 Series B cumulative convertible
      exchangeable shares outstanding               322,500        322,500
    Common stock - $0.01 par value;
      150,000,000 shares authorized;
      72,967,236 shares outstanding                     730            730
    Paid-in capital                                 244,151        244,151
    Accumulated deficit                             (45,271)       (41,432)
                                                -----------    -----------
    Total stockholders' equity                      522,110        525,949
                                                -----------    -----------
      Total                                     $ 1,248,298    $ 1,373,827
                                                ===========    ===========


          See notes to condensed consolidated financial statements.



                       CATELLUS DEVELOPMENT CORPORATION

           CONSOLIDATED STATEMENT OF INCOME - HISTORICAL COST BASIS
                    (In thousands, except per share data)


                                Three months ended       Six months ended
                                      June 30,                June 30,
                               ---------------------   ---------------------
                                 1994        1993        1994        1993
                               --------    ---------   --------   ----------
                                    (Unaudited)              (Unaudited)

Revenue
 Property sales                $  15,272   $   7,247   $  17,576   $  13,097
 Rental
 Commercial and industrial        26,069      27,450      51,060      53,053
  Agricultural and other              28         212         445         506
 Interest income                     716         997       1,824       1,762
 Equity in earnings of joint
  ventures                         5,027       1,317       6,236       1,548
 Other -- net                      1,401         845       5,388       1,407
                               ---------   ---------   ---------   ---------
                                  48,513      38,068      82,529      71,373
                               ---------   ---------   ---------   ---------
Costs and expenses
 Cost of property sold            10,329       4,214      12,435       6,606
 Operating and maintenance         6,546       7,884      13,983      15,144
 Depreciation                      6,510       6,878      13,028      13,553
 General and administrative        3,127       2,767       7,284       5,994
 Taxes other than income           4,500       5,215       9,264      10,160
 Interest                          6,020      10,357      12,503      21,956
                               ---------   ---------   ---------   ---------
                                  37,032      37,315      68,497      73,413
                               ---------   ---------   ---------   ---------
 Non-recurring expense
  Conversion of debenture              -           -           -      29,552
                               ---------   ---------   ---------   ---------

Income (loss) before taxes        11,481         753      14,032     (31,592)

Income taxes (benefit)             4,883         353       5,965      (2,204)
                               ---------   ---------   ---------   ---------

Net income (loss)              $   6,598   $     400   $   8,067   $ (29,388)

  Preferred stock dividends        5,953       3,234      11,906       6,612
                               ---------   ---------   ---------   ---------

  Net income (loss) applicable
   to common stockholders      $     645   $  (2,834)  $  (3,839)  $ (36,000)
                               =========   =========   =========   =========

  Net income (loss) per share
   of common stock             $    0.01   $   (0.04)  $   (0.05)  $   (0.52)
                               =========   =========   =========   =========

  Average number of common
   shares                        72,967       72,967      72,967      68,666
                               ========    =========   =========   =========

                See notes to condensed consolidated financial statements.




                       CATELLUS DEVELOPMENT CORPORATION

   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS   HISTORICAL COST BASIS
                                (In thousands)


                                                        Six months ended
                                                            June 30,
                                                  ---------------------------
                                                     1994              1993
                                                  ----------        ---------
                                                           (Unaudited)
Cash flows from operating activities:
 Net income (loss)                                $   8,067         $ (29,388)
 Non-cash items included in net income (loss):
  Non-recurring expense related to conversion
   of debenture                                           -            29,552
  Depreciation                                       13,028            13,553
   Deferred income taxes                              3,592            (2,204)
   Interest accrued on convertible debenture              -             1,665
   Amortization of deferred loan fees and other
    costs                                             1,396             2,462
   Equity in earnings of joint ventures              (6,236)           (1,548)
   Cost of land sold                                  3,671             3,995
   Loss (gain) on sale of income producing
    properties                                        1,677              (356)
   Other--net                                         2,012               589
  Changes in operating assets and liabilities         1,864            (4,113)
                                                  ---------         ---------
Net cash provided by operating activities            29,071            14,207
                                                  ---------         ---------
Cash flows from investing activities:
 Capital expenditures for developable and
  income producing properties                       (41,060)          (31,167)
 Net proceeds from sale of income producing
   properties                                         4,865               696
 Distributions from/contributions to joint
   ventures, net                                       (169)               79
 Changes in notes receivables, net                      371                50
                                                  ---------         ---------
 Net cash used for investing activities             (35,993)          (30,342)
                                                  ---------         ---------
Cash flows from financing activities:
 Borrowings                                         302,462             8,673
 Repayment of borrowings                           (423,629)          (75,076)
 Dividends paid                                     (12,238)           (3,378)
 Proceeds from issuance of preferred stock                -           172,500
 Stock issuance costs                                   (55)           (7,566)
 Investment in restricted cash for future
  reduction of debt                                  67,410           (50,201)
 Redemption premium on early retirement of debt     (10,000)                -
                                                  ---------         ---------
Net cash provided by (used for) financing
 activities                                         (76,050)           44,952
                                                  ---------         ---------
Net increase (decrease) in cash and cash
 equivalents                                        (82,972)           28,817
Cash and cash equivalents at beginning of period    146,604            14,730
                                                  ---------         ---------

Cash and cash equivalents at end of period        $  63,632         $  43,547

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest (net of amount capitalized)            $  12,596         $  18,320
  Income taxes                                    $      16         $      29

          See notes to condensed consolidated financial statements.



                        CATELLUS DEVELOPMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1994


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

NOTE 2.  INTERIM FINANCIAL DATA

     The accompanying condensed consolidated financial statements should be read in conjunction with the Company's 1993 Annual Report on Form 10-K (the Form 10-K) as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the interim periods.

     The Form 10-K includes a supplemental current value basis balance sheet in addition to historical cost basis financial statements. The current value basis balance sheet will continue to be an integral part of the Company's annual report to stockholders. However, current value information will not be presented as part of the Company's interim financial information. The extensive market research, financial analysis and testing of results required to produce reliable current value information make it impractical to report this information on an interim basis.

NOTE 3.  CAPITAL STRUCTURE

     Prior to December 29, 1989, the Company was wholly owned by Santa Fe Pacific Corporation (SFP). On December 29, 1989, the Company issued 19.9% of its common stock to Bay Area Real Estate Investment Associates L.P. (BAREIA) for $398 million cash. In connection with the stock issuance, BAREIA also purchased from the Company, at par, a $75 million convertible debenture (the Debenture). BAREIA is a California limited partnership whose general partner is JMB/Bay Area Partners and whose limited partner is the California Public Employees' Retirement System. On December 4, 1990, SFP distributed, in the form of a stock dividend, its remaining 80.1% interest in the Company to its stockholders.

     On February 11, 1993, BAREIA converted the Debenture (which then had an accreted value of $111.4 million) into common stock with a value of $141 million. This is treated as a non-cash item in the statement of cash flows. After the conversion, BAREIA owned 40.7% of the outstanding common stock. At that time, the Company incurred a non-recurring, non-cash expense of $29.6 million ($28.3 million, net of income tax benefit), representing the excess of the value of the common stock issued over the accreted value of the Debenture at the date of conversion. Concurrently with the conversion of the Debenture, the Company issued 3,449,999 shares (of a total 3,500,000 authorized) of $3.75 Series A Cumulative Convertible Preferred Stock (Series A preferred stock) for $172.5 million, of which BAREIA purchased 1,405,702 shares (approximately 40.7% of the total). The Series A preferred stock has an annual dividend of $3.75 per share, a stated value of $50 per share and a liquidation preference of $50 per share plus accrued and unpaid dividends. It is convertible into common stock at a price of $9.06 per share, subject to adjustment in certain events. It is also redeemable, at the option of the Company, at any time after February 16, 1996, at $52.625 per share and thereafter at prices declining to $50 per share on or after February 16, 2003.

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

     On November 4, 1993, the Company sold, in a private placement, 3,000,000 shares (of a total 4,600,000 authorized) of $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock (Series B preferred stock) for $150 million. The Series B preferred stock has an annual dividend of $3.625 per share, a stated value of $50 per share and a liquidation preference of $50 per share plus accrued and unpaid dividends. It is convertible into the Company's common stock at a price of $9.80 per share, subject to adjustment in certain events. The Series B preferred stock is exchangeable, at the Company's option, at any time after November 15, 1995, into 7.25% Convertible Subordinated Debentures due November 15, 2018, at a rate of $50 principal amount of debentures for each share of Series B preferred stock. It is also redeemable, at the option of the Company, at any time after November 15, 1996, at $52.5375 per share and thereafter at prices declining to $50 per share on or after November 15, 2003. The proceeds of the Series B preferred stock issuance have been and will be used to repay debt that matures in 1994 through 1997 and for general corporate purposes.

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

NOTE 5.  MORTGAGE AND OTHER DEBT

     Mortgage and other debt at June 30, 1994 and December 31, 1993 is summarized as follows (in thousands):

                                               June 30,         December 31,
                                                 1994               1993
                                             ------------       ------------
First mortgage loan - Prudential              $  278,296         $  388,150
First mortgage loans                             115,747            118,457
Term loan - unsecured                             22,000             22,000
Construction loans - secured                      50,398             46,968
Intermediate term loans - secured                 57,905             69,045
Other mortgage loans                                 428                463
Assessment district bonds                         18,511             18,681
                                              ----------         ----------
    Total mortgage and other debt             $  543,285         $  663,764
                                              ==========         ==========

Due in one year                               $   88,962         $  313,427
                                              ==========         ==========

     The Company refinanced its $388.2 million loan with Prudential on February 18, 1994 into a $280 million mortgage loan due March 1, 2004 and bearing an average interest rate of 8.71%. The new loan reflects a paydown of $108.2 million, of which $81 million was required to meet current loan underwriting standards and $27.2 million was paid to release selected properties from the loan. In connection with this refinancing, the Company recorded an extraordinary expense in the fourth quarter of 1993 of $11.9 million ($7.4 million, net of income tax benefits). This extraordinary expense consisted primarily of a redemption premium paid to Prudential and the write-off of deferred financing costs associated with the $388.2 million loan.

     The revolving period of the Company's $75 million construction facility expired on March 31, 1994. The Company is in discussions with the lender and anticipates that this facility will be renewed. If this facility is not renewed, the Company expects that it would finance future construction projects through individual construction loans, available cash or other means.

     Interest costs relating to mortgage and other debt for the three and six months ended June 30, 1994 and 1993 are summarized as follows (in thousands):

                                   Three months               Six months
                                  ended June 30,            ended June 30,
                              ---------------------      -------------------
                                1994         1993          1994       1993
                              --------     --------      --------   --------
Interest expensed             $  6,020     $ 10,357      $ 12,503   $ 21,956
Interest capitalized             6,011        6,533        11,875     13,652
                              --------     --------      --------   --------
    Total interest cost       $ 12,031     $ 16,890      $ 24,378   $ 35,608
                              ========     ========      ========   ========

NOTE 6.  PROPERTY

     Property and capitalized property costs at June 30, 1994 and December 31, 1993 consisted of the following (in thousands):

                                                   June 30,      December 31,
                                                     1994            1993
                                                ------------    -------------
Land and improvements                           $    541,337     $   525,843
Buildings                                            432,019         440,583
Construction in progress                              57,296          45,715
Capitalized interest and property taxes              237,840         225,660
Other (including proportionate share of
 joint ventures' net deficits of $29,798
 and $38,372)                                         (1,208)         (5,641)
                                                ------------     -----------
                                                   1,267,284       1,232,160
Less accumulated depreciation                       (150,141)       (140,328)
                                                ------------     -----------
                                                $  1,117,143     $ 1,091,832
                                                ============     ===========


NOTE 7.  INCOME TAXES

     The Company's effective tax rate for the six months ended June 30, 1994 was 42.5%. The effective tax rate for fiscal 1993, before the non-recurring expense related to conversion of the Debenture (Note 3) and before the effect of the 1% increase in the federal corporate tax rate, was 37.5%. Income taxes in 1993 reflect a tax benefit of $1.3 million for tax deductions related to the $29.6 million non-recurring expense. The Company also increased its tax expense and related deferred tax liability by $3 million in 1993 as a result of the legislation increasing the corporate federal tax rate from 34% to 35%.

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

     Inherent in the operations of the real estate business is the possibility that environmental pollution conditions may exist on or relate to properties owned or previously owned. The Company may be required in the future to take action to correct or reduce the effects on the environment of prior disposal or release of hazardous substances by third parties, the Company, or its corporate predecessors. The amount of such future cost is difficult to estimate due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent to which such costs are recoverable from insurance.

     Costs of environmental remediation incurred in connection with income producing properties and properties sold are expensed. At June 30, 1994, management estimates that future costs for remediation of identified or suspected environmental contamination which will be treated as an expense may be in the range of $2 to $24 million. It is anticipated that such costs will be incurred over the next ten years.
At June 30, 1994, and December 31, 1993, the Company had a reserve of $6.1 million and $5.6 million for such costs. Management also estimates that similar costs relating to the Company's developable properties may range from $18 million to $63 million. These amounts generally will be capitalized as components of development costs when incurred. It is anticipated that environmental remediation costs related to property developments will be incurred over a period of twenty years.



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

     The Company has limited speculative development, focusing instead on build-to-suit opportunities, with 100% of construction starts in 1993 and 1994 being build-to-suits. While the Company expects its current focus on build-to-suit projects to continue for the near term, it may consider more speculative development if market conditions warrant. In 1992, the Company began to pursue "build-to-sell" opportunities with building users or pre-arranged investors. These arrangements allow the Company to monetize the value of its land and receive a development fee.

Liquidity and Capital Resources

Operating activities

     Cash provided by operating activities, including funds generated by operating properties and sales of land, was $29.1 million, or $14.9 million more than in the first six months of 1993. This increase was primarily attributable to lower interest paid and the proceeds of two favorable environmental litigation settlements. Cash provided by operating properties increased slightly, notwithstanding the negative impact of sales of several income producing properties near the end of 1993. Excluding these sales, cash provided by operating properties increased approximately 5% over 1993. At June 30, 1994, the Company's total building portfolio was 94.9% leased, compared to 91.6% at June 30, 1993.

     Property sales have consisted principally of surplus properties and selected income producing and developable properties. The level of sales and revenue generated by such sales fluctuates from period to period and cannot be predicted with certainty. On an ongoing basis, the Company reviews its property portfolio to assess sales potential in light of current real estate markets. Overall, property sales represent a key element of the Company's cash flow, and provide flexibility necessary to respond to continued tightness in credit markets and the increased equity required in financings. However, the tightness of the credit markets may result in lower sales of land because of the difficulty potential buyers may have in obtaining financing for land acquisitions. As a result, the Company has increased sales of income producing and developable properties. The Company currently expects property sales of $50 million to $60 million for 1994; actual sales will depend on prevailing market conditions and the Company's anticipated level of capital expenditures. Any significant decrease in the sales level or cash flow generated by sales could impact the Company's ability to meet its obligations for fixed charges, capital expenditures and preferred stock dividends.

Investing activities

     Cash used for investing activities consists of capital expenditures and joint venture contributions, reduced by joint venture distributions and proceeds from the sales of income producing properties. The Company invested $41.1 million to develop its land and income producing properties in the first half of 1994. These funds were used for building construction and improvements, as well as entitlement efforts and pre-construction activities, and were financed through borrowings from construction facilities, property sales and funds generated from operations. Fixed commitments for all capital expenditures, primarily for entitlements and construction of infrastructure and buildings, totalled approximately $30 million at June 30, 1994. The majority of this amount relates to building construction at two large projects in Emeryville/Oakland and Fremont, California.

Financing activities

     Cash provided by or used for financing activities include debt and equity transactions, as well as dividends paid on preferred stock. On February 18, 1994, the Company refinanced its $388.2 million mortgage loan with Prudential with a $280 million mortgage loan due March 1, 2004 and bearing an average interest rate of 8.71%. The new loan reflects a paydown of $108.2 million, of which $81 million was required to meet current loan underwriting standards and $27.2 million was paid to release selected properties from the loan. In connection with this refinancing, the Company also paid down $10 million of another mortgage loan with Prudential due January 1, 1996. Additionally, the Company recorded an extraordinary expense in 1993 of $11.9 million which consisted of a redemption premium paid to Prudential and the write-off of deferred financing costs associated with the $388.2 million loan. The reduced interest resulting from the above debt paydowns, as well as other debt paydowns in 1993 and 1994, was partially offset by the increased dividend requirements from the Series A and B preferred stock offerings in 1993.

     During the first quarter of 1994, the Company also closed a $5.8 million eight-year mortgage loan and a $3.2 million fifteen-year mortgage loan for previously financed projects. Proceeds from these loans were used to repay construction loans.

     The revolving period of the Company's $75 million construction facility expired on March 31, 1994. The Company is in discussions with the lender and anticipates that this facility will be renewed. If this facility is not renewed, the Company expects that it would finance future construction projects through individual construction loans, available cash or other means.

Debt and cash balances

     At June 30, 1994, the Company had total outstanding debt of $543.3 million, of which 73% was non-recourse to the Company and secured by the underlying property only. During the next twelve months, $89 million of debt matures. Of the $89 million due within one year, 89.4% is construction financing or intermediate term loans, which are expected to be extended, refinanced and converted into permanent loans or repaid.

     At June 30, 1994, cash and cash equivalents totalled $63.6 million. In addition, the Company had available $16.5 million under its construction facilities, $1.5 million under its secured term loan facilities, and $68.1 million under its unsecured revolving facility.





Results of Operations
   (in thousands)

                                      Three months             Six months
                                     ended June 30,             June 30,
                                  ---------------------    ------------------
                                    1994         1993        1994      1993
                                  --------     --------    --------  --------
Property sales
 Sales                            $ 15,272     $  7,247    $ 17,576  $ 13,097
 Cost of sales                      10,329        4,214      12,435     6,606
                                  --------     --------    --------  --------

 Gross profit on sales            $  4,943     $  3,033    $  5,141  $  6,491
                                  ========     ========    ========  ========

 Gross profit percentage             32.4%        41.9%       29.3%     49.6%
                                  ========     ========    ========  ========

Operating properties
 Rentals
   Commercial and industrial      $ 26,069     $ 27,450    $ 51,060  $ 53,053
   Agricultural and other               28          212         445       506
                                  --------     --------    --------  --------
                                    26,097       27,662      51,505    53,559
                                  --------     --------    --------  --------

Expenses
   Operating and maintenance         6,546        7,884      13,983    15,144
   Taxes other than income           4,500        5,215       9,264    10,160
                                  --------     --------    --------  --------
                                    11,046       13,099      23,247    25,304
                                  --------     --------    --------  --------
Income from operating
 properties                       $ 15,051     $ 14,563    $ 28,258  $ 28,255
                                  ========     ========    ========  ========

Income as a percentage of
 rentals                             57.7%        52.6%       54.9%     52.8%
                                  ========     ========    ========  ========

 Comparison of six months ended June 30, 1994 and 1993

     The Company had net income of $8.1 million, or a net loss of $.05 per common share (after preferred stock dividends of $11.9 million), for the first half of 1994. This compared to a net loss of $29.4 million, or $.52 per common share (after preferred stock dividends of $6.6 million), for the first half of 1993. Before a $29.6 million non-recurring expense in 1993, the Company had a net loss of $1.1 million for the first half of 1993. Income before taxes was $14 million in 1994 compared to a loss of $2 million (before the non-recurring expense) in 1993. The increase in 1994 resulted from a significant decrease in interest expense, improved operating results from the Company's joint ventures and the favorable settlement of two environmental litigation matters, partially offset by lower gross profit from property sales.

     The decrease in gross profit from property sales is due to an overall higher cost basis in properties sold, including the sale of an income producing property which generated a $3 million loss. Property sales and related gross profit will continue to fluctuate from period to period, reflecting general market conditions and the Company's intent and ability to sell property when it can obtain attractive prices.

     Income from operating properties remained stable despite the sales of several income producing properties in late 1993 and the contribution of an operating property to a joint venture in the first quarter of 1994. Excluding the negative impact of these sales and the contribution, income from rental operations increased 9.1% over 1993 due to both higher rental revenue and lower expenses. Over 90% of the growth in rental revenue came from existing properties, with the remainder attributable to rents from buildings completed over the past twelve months. The increase in rental revenue from existing properties was primarily the result of higher occupancy; such rental revenue also reflects regular rent increases in existing leases. Operating and maintenance expenses were down because of a number of expired sub-leases. Taxes other than income dropped slightly due mainly to reductions caused by property reassessments.

     Equity in earnings of joint ventures increased significantly in 1994 as a result of property sales by a joint venture. Also, the Company suspended the recording of losses for one joint venture, Pacific Design Center, in the third quarter of 1993 when the Company's interest in cumulative losses of that joint venture exceeded its interest in cumulative earnings. The Company's other joint ventures, as a group, are performing well and showed improvement in operating results compared to 1993. Other revenue was notably higher because of the favorable settlement of two environmental litigation matters and higher developers' fees. The increase in general and administrative expenses was caused by executive severance and search costs, as well as higher use of outside professional services. Interest expense decreased as a result of the 1993 conversion of the 13.5% convertible debenture, lower principal balances caused by repayments and refinancings and lower amortization of loan fees and debt issuance costs, partially offset by reduced capitalized interest due to the postponed development of our San Diego mixed-use project.


     Comparison of three months ended June 30, 1994 and 1993

     The Company had net income of $6.6 million, or $.01 per common share (after preferred stock dividends of $6 million), for the second quarter of 1994. This compared to net income of $.4 million, or a net loss of $.04 per common share (after preferred stock dividends of $3.2 million), for the second quarter of 1993. Income before taxes was $11.5 million in 1994 compared to $.8 million in 1993. The increase in 1994 resulted from a significant decrease in interest expense, higher gross profit from property sales and improved operating results from the Company's joint ventures.

     The increase in gross profit from property sales is due to significantly higher sales, offset by an overall higher cost basis in properties sold. Property sales and related gross profit will continue to fluctuate from period to period, reflecting general market conditions and the Company's intent and ability to sell property when it can obtain attractive prices.

     Income from operating properties increased 3.4% despite the sales of several income producing properties in late 1993 and the contribution of an operating property to a joint venture in the first quarter of 1994. Excluding the negative impact of these sales and the contribution, income from rental operations increased 12.5% over 1993 due mainly to lower expenses. Operating and maintenance expense declined because of lower environmental remediation costs and the expiration of a number of sub-leases. Taxes other than income dropped slightly due mainly to reductions caused by property reassessments.

     Equity in earnings of joint ventures showed a significant increase in 1994 due mainly to property sales by a joint venture. The performance of the Company's other joint ventures, as a group, remained stable as compared to the 1993 second quarter. Interest expense dropped as a result of lower principal balances caused by repayments and refinancings, partially offset by reduced capitalized interest due to the postponed development of the Company's San Diego mixed-use project.
Other revenue was higher because of higher developers' fees and lease buyout revenue.

Environmental Matters

     Many of the Company's properties are in urban and industrial areas, and many properties may have been leased to commercial and industrial tenants who may have discharged hazardous materials. The Company incurs ongoing environmental remediation costs, including clean-up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean-up, litigation defense and the pursuit of responsible third parties. Costs incurred in connection with income producing properties and properties previously sold are expensed. Costs relating to undeveloped properties are capitalized as part of development costs. As with other capital expenditures, these costs will be incurred as development proceeds. Environmental costs charged to operations for the first half of 1994 and 1993 totalled $2.5 million and $2.1 million; for the second quarter of 1994 and 1993, such costs charged to operations totalled $1.0 million and $1.5 million. Environmental costs capitalized for the first half of 1994 and 1993 totalled $.6 million and $.2 million; for the second quarter of 1994, such capitalized costs totalled $.4 million and no costs were capitalized in the 1993 second quarter.

     At June 30, 1994, the Company's estimate of its potential liability for identified environmental costs ranged from $2 million to $24 million for properties where costs would be charged to operations. These costs are expected to be incurred over an estimated ten-year period, with a substantial portion expected to be incurred over the next five years. At June 30, 1994, the Company's estimate of its potential liability for identified environmental costs relating to developable properties ranged from $18 million to $63 million. These costs generally will be capitalized as they are incurred, over the course of the estimated development period of approximately twenty years.

     The Company maintains a reserve for known, probable costs of environmental remediation to be incurred with respect to income producing properties and properties previously sold. See Note 8 to the Condensed Consolidated Financial Statements.

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



PART II.  OTHER INFORMATION

   Item 1.   Legal Proceedings

             None.

   Item 4.   Submission of Matters to a Vote of Security Holders


             At the Company's Annual Meeting of Stockholders held on June 23, 1994, stockholders voted with respect to (1) the election of directors, (2) the adoption of an amendment to the Company's Executive Stock Option Plan (the Plan) to increase the number of shares subject to the Plan and to limit the number of shares of common stock that may be granted to individual participants, and (3) the issuance of common stock upon conversion of the Company's $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock (Series B preferred stock). All nominees were elected, the Plan amendment was approved and the proposal for the issuance of common stock upon conversion of the Series B preferred stock was approved. The votes were as follows:


                                                FOR     AGAINST    ABSTAINED
                                            ---------- ---------   ---------
             1. Election of Directors
                   Joseph F. Alibrandi      61,629,491         -      570,024
                   Darla Totusek Flanagan   61,619,550         -      579,965
                   Gary M. Goodman          61,628,003         -      571,512
                   Robert D. Krebs          59,864,086         -    2,335,429
                   Judd D. Malkin           61,635,656         -      563,859
                   Vernon B. Schwartz *     61,614,075         -      585,440
                   Joseph R. Seiger         61,620,771         -      578,744
                   Jacqueline R. Slater     61,633,700         -      565,815
                   Thomas M. Steinberg      61,621,450         -      578,065
                   Tom C. Stickel           61,612,566         -      586,949
                   John E. Zuccotti         61,640,040         -      559,475

             2. Amendment to the
                Company'sExecutive
                Stock Option Plan           59,636,435  1,596,725     966,355

             3. Issuance of the
                Company's common stock
                upon conversion of the
                Series B preferred stock    50,180,812    901,340   2,496,736

             * Vernon B. Schwartz resigned from the Board of Directors effective June 30, 1994. Nelson C. Rising was elected as a director by action of the Board of Directors effective July
                27, 1994.


   Item 6.  Exhibits and Reports on Form 8-K

            None.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     CATELLUS DEVELOPMENT CORPORATION


Date    August 10, 1994                        By  Joseph R. Seiger
        ---------------------                      --------------------------
                                                   Joseph R. Seiger
                                                   Chief Executive Officer




Date    August 10, 1994                        By  David M. Perna
        ---------------------                      --------------------------
                                                   David M. Perna
                                                   Controller


