Form 10-Q
period 1994-09-30
CATELLUS DEVELOPMENT CORP
filed 1994-11-14
CIK 865937

==============================================================================





                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                           _________________________

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1994          Commission file number 0-18694


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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

    As of October 15, 1994, there were 72,967,236 issued and outstanding shares of the registrant's common stock, $.01 par value per share.

===============================================================================

                        CATELLUS DEVELOPMENT CORPORATION

                                     INDEX


PART I.  FINANCIAL INFORMATION                                    Page No.
                                                                  --------

   Item 1.  Financial Statements
            Consolidated Balance Sheet - Historical Cost Basis
             at September 30, 1994 and December 31, 1993 . . . . .      2
            Consolidated Statement of Income - Historical
             Cost Basis for the three months and nine months
             ended September 30, 1994 and 1993 . . . . . . . . . .      3
            Condensed Consolidated Statement of Cash Flows -
             Historical Cost Basis for the nine months ended
             September 30, 1994 and 1993 . . . . . . . . . . . . .      4
            Notes to Condensed Consolidated Financial Statements .      5

   Item 2.  Management's  Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . .      9

PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . .     14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

                        CATELLUS DEVELOPMENT CORPORATION

               CONSOLIDATED BALANCE SHEET - HISTORICAL COST BASIS
                       (In thousands, except share data)





                                                         September 30,  December 31,
                                                             1994          1993
                                                        -------------  -------------
                                                         (Unaudited)
Assets

 Developable properties   . . . . . . . . . . . . .      $   621,013     $   592,497
 Income producing properties  . . . . . . . . . . .          553,534         552,387
 Surplus developable properties   . . . . . . . . .           71,172          75,078
 Agricultural and other properties  . . . . . . . .           12,882          12,198
 Less accumulated depreciation  . . . . . . . . . .         (154,861)       (140,328)
                                                         -----------      ----------
                                                           1,103,740       1,091,832
 Other assets and deferred charges  . . . . . . . .           51,988          51,207
 Notes receivable   . . . . . . . . . . . . . . . .            8,742           9,579
 Accounts receivable, less allowances . . . . . . .            9,494           7,195
 Restricted cash and investments  . . . . . . . . .                -          67,410
 Cash and cash equivalents  . . . . . . . . . . . .           70,774         146,604
                                                         -----------      -----------
    Total   . . . . . . . . . . . . . . . . . . . .      $ 1,244,738     $ 1,373,827
                                                         ===========     ===========

Liabilities and stockholders' equity
 Mortgage and other debt  . . . . . . .  . . . . .       $   535,492     $   663,764
 Accounts payable and accrued expenses . . . . . .            40,257          47,585
 Deferred credits and other liabilities  . . . . .            25,102          22,200
 Deferred income taxes . . . . . . . . . . . . . .           122,695         114,329
 Stockholders' equity
   Preferred stock - $0.01 par value;
    50,000,000 shares authorized; 3,449,999
    $3.75 Series A cumulative convertible
    shares and 3,000,000 $3.625 Series B
    cumulative convertible exchangeable shares
    shares outstanding . . . . . . . . . . . . . .           322,500         322,500
   Common stock - $0.01 par value;
    150,000,000 shares authorized; 72,967,236
    shares outstanding    . . . . . . . . . . . . .              730             730
   Paid-in capital  . . . . . . . . . . . . . . . .          244,151         244,151
   Accumulated deficit  . . . . . . . . . . . . . .          (46,189)        (41,432)
                                                         -----------     -----------
   Total stockholders' equity . . . . .                      521,192         525,949
                                                         -----------     -----------
    Total   . . . . . . . . . . . . . .                  $ 1,244,738     $ 1,373,827
                                                         ===========     ===========







           See notes to condensed consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

            CONSOLIDATED STATEMENT OF INCOME - HISTORICAL COST BASIS
                     (In thousands, except per share data)


                                 Three months ended        Nine months ended
                                    September 30,            September 30,
                               -----------------------     ----------------------
                                  1994          1993          1994        1993
                               ---------     --------      --------    ---------
                                     (Unaudited)               (Unaudited)
Revenue
  Property sales  . . . . .      $33,387     $  4,800        $ 50,963    $ 17,897
  Rental
    Commercial and industrial     24,810       26,688          75,870      79,741
    Agricultural and other           225          491             670         997
  Interest income . . . . .          888          902           2,712       2,664
  Equity in earnings (losses) of
   joint ventures   . . . .          527         (748)          6,763         800
  Other -- net  . . . . . .        1,010        1,830           6,398       3,237
                                 -------     --------        --------    --------
                                  60,847       33,963         143,376     105,336
                                 -------     --------        --------    --------

Costs and expenses
  Cost of property sold . .       26,096        4,373          38,531      10,979
  Operating and maintenance        6,988        7,466          20,971      22,610
  Depreciation  . . . . . .        6,362        7,001          19,390      20,554
  General and administrative       3,617        2,663          10,901       8,657
  Taxes other than income .        4,422        4,836          13,686      14,996
  Interest  . . . . . . . .        5,499       11,393          18,002      33,349
                                 -------     --------        --------    --------
                                  52,984       37,732         121,481     111,145
                                 -------     --------        --------     -------
  Non-recurring expenses
   Reserve for litigation costs        -       (8,300)              -      (8,300)
   Conversion of debenture             -            -               -     (29,552)
                                 -------     --------        --------     -------
                                       -       (8,300)              -     (37,852)
                                 -------     --------        --------     -------
Income (loss) before taxes         7,863      (12,069)         21,895     (43,661)

Income taxes (benefit)  . .        2,828       (1,925)          8,793      (4,129)
                                 -------     --------        --------      ------
Net income (loss) . . . . .      $ 5,035     $(10,144)       $ 13,102    $(39,532)

   Preferred stock dividends       5,953        3,235          17,859       9,847
                                 -------     --------        --------    --------
   Net loss applicable to
      common stockholders        $  (918)    $(13,379)       $ (4,757)   $(49,379)
                                 =======     ========        ========     =======
   Net loss per share of
     common stock . . . . .      $  (.01)    $   (.18)       $   (.07)   $   (.70)
                                 =======     ========        ========    ========
   Average number of
     common shares                72,967       72,967          72,967      70,115
                                 =======     ========        ========    ========

           See notes to condensed consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION
     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - HISTORICAL COST BASIS
                                 (In thousands)

                                                                Nine months ended
                                                                   September 30,
                                                               ---------------------
                                                                1994         1993
                                                               --------    ----------
                                                                     (Unaudited)
Cash flows from operating activities:
 Net income (loss)  . . . . . . . . . . . . .                  $ 13,102     $(39,532)
 Non-cash items included in net income (loss):
   Non-recurring expense related to conversion of debenture           -       29,552
   Non-recurring expense related to litigation costs                  -        8,300
   Depreciation . . . . . . . . . . . . . . .                    19,390       20,554
   Deferred income taxes  . . . . . . . . . .                     8,366       (4,129)
   Interest accrued on convertible debenture                          -        1,665
   Amortization of deferred loan fees and other costs             2,166        3,722
   Equity in earnings of joint ventures . . .                    (6,763)        (800)
   Cost of land sold  . . . . . . . . . . . .                    10,347        5,366
   Gain on sale of income producing properties                   (3,201)        (366)
   Other--net . . . . . . . . . . . . . . . .                     3,023        3,412
 Changes in operating assets and liabilities                     (2,748)      (1,283)
                                                               --------     --------
Net cash provided by operating activities . .                    43,682       26,461
                                                               --------     --------
Cash flows from investing activities:
 Capital expenditures for developable and
   income producing properties  . . . . . . .                   (58,953)     (44,068)
 Net proceeds from sale of income producing properties           27,818        1,404
 Distributions from/contributions to joint ventures, net            955          505
 Changes in notes receivables, net  . . . . .                       374           50
                                                               --------     --------
Net cash used for investing activities  . . .                   (29,806)     (42,109)
                                                               --------     --------

Cash flows from financing activities:
 Borrowings   . . . . . . . . . . . . . . . .                   322,890       10,064
 Repayment of borrowings  . . . . . . . . . .                  (451,760)     (75,303)
 Dividends paid   . . . . . . . . . . . . . .                   (18,191)      (6,612)
 Proceeds from issuance of preferred stock  .                         -      172,500
 Stock issuance costs   . . . . . . . . . . .                       (55)      (7,538)
 Investment in restricted cash for future reduction of debt      67,410      (50,543)
 Redemption premium on early retirement of debt                 (10,000)           -
                                                                -------      -------
Net cash provided by (used for) financing activities            (89,706)      42,568
                                                                -------       ------
Net increase (decrease) in cash and cash equivalents            (75,830)      26,920
Cash and cash equivalents at beginning of period                146,604       14,730
                                                               --------     --------
Cash and cash equivalents at end of period  .                  $ 70,774     $ 41,650
                                                               ========     ========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest (net of amount capitalized) . . .                  $ 17,027     $ 27,508
   Income taxes . . . . . . . . . . . . . . .                  $     18     $     38

           See notes to condensed consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994


NOTE 1.  DESCRIPTION OF BUSINESS

      Catellus Development Corporation (the Company) is a diversified real estate company which owns substantial property interests, principally in California and in 10 other states in the West, Southwest and Midwest. The Company develops and manages its income producing properties which consist primarily of industrial facilities and a limited number of office and retail buildings located in California, Illinois and Texas. The Company has substantial undeveloped land holdings primarily in California, Texas, New Mexico and Utah.

NOTE 2.  INTERIM FINANCIAL DATA

      The accompanying condensed consolidated financial statements should be read in conjunction with the Company's 1993 Annual Report on Form 10-K (the Form 10-K) filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the interim periods.

      The Form 10-K includes a supplemental current value basis balance sheet in addition to historical cost basis financial statements. The current value basis balance sheet will continue to be an integral part of the Company's annual report to stockholders. However, the extensive market research, financial analysis and testing of results required to produce reliable current value information make it impractical to report this information on an interim basis.

NOTE 3.  CAPITAL STRUCTURE

      Prior to December 29, 1989, the Company was wholly owned by Santa Fe Pacific Corporation (SFP). On December 29, 1989, the Company issued 19.9% of its common stock to Bay Area Real Estate Investment Associates L.P. (BAREIA) for $398 million cash. In connection with the stock issuance, BAREIA also purchased from the Company, at par, a $75 million convertible debenture (the Debenture). BAREIA is a California limited partnership whose general partner is JMB/Bay Area Partners and whose limited partner is the California Public Employees Retirement System. On December 4, 1990, SFP distributed, in the form of a stock dividend, its remaining 80.1% interest in the Company to its stockholders.

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

      The net proceeds of the Series A preferred stock issuance were used to repay $69 million of the working capital facility and to invest $50 million in securities to be held for the benefit of The Prudential Insurance Company of America (Prudential) and committed to the paydown and refinancing of the Company's $388.2 million first mortgage loan from Prudential (Note 5). The balance of the proceeds were invested in short-term marketable securities.

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

NOTE 4.  EARNINGS PER SHARE

      Net income (loss) per share of common stock is computed by dividing net income (loss), after reduction for preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share amounts have not been presented because conversion of the Series A and Series B preferred stock would be anti-dilutive during the periods presented.

NOTE 5.  MORTGAGE AND OTHER DEBT

      Mortgage and other debt at September 30, 1994 and December 31, 1993 is summarized as follows (in thousands):

                                              September 30,        December 31,
                                                  1994                1993
                                            ----------------      -------------
First mortgage loan - Prudential                $276,555            $388,150
First mortgage loans                             115,470             118,457
Term loan - unsecured                             22,000              22,000
Construction loans - secured                      32,944              46,968
Intermediate term loans - secured                 63,141              69,045
Other mortgage loans                                 399                 463
Assessment district bonds                         24,983              18,681
                                                --------            --------
     Total mortgage and other debt              $535,492            $663,764
                                                ========            ========
Due in one year                                 $ 68,210            $313,427
                                                ========            ========


      The Company refinanced its $388.2 million loan from Prudential on February 18, 1994 into a $280 million mortgage loan due March 1, 2004 and bearing an average interest rate of 8.71%. The new loan reflects a paydown of $108.2 million, of which $81 million was required to meet current loan underwriting standards and $27.2 million was paid to release selected properties as security for the loan. In connection with this refinancing, the Company recorded an extraordinary expense in the fourth quarter of 1993 of $11.9 million ($7.4 million, net of income tax benefits). This extraordinary expense consisted primarily of a redemption premium paid to Prudential and the write-off of deferred financing costs associated with the $388.2 million loan.

      The revolving period of the Company's $75 million construction facility expired on March 31, 1994. The Company is in discussions with the lender and anticipates that this facility will be renewed. During the past six months, the Company has financed current construction projects through individual construction loans. If the construction facility is not renewed, the Company expects that it would finance future construction projects through individual construction loans, available cash or other means.

      Interest costs relating to mortgage and other debt for the three and nine months ended September 30, 1994 and 1993 are summarized as follows (in thousands):


                        Three months ended September 30,          Nine months ended September 30,
                       ----------------------------------          -------------------------------
                         1994                   1993                1994                1993
                        -------               --------            --------            --------
Interest expensed        $ 5,499               $11,393             $18,002             $33,349
Interest capitalized       6,509                 5,841              18,384              19,493
                          ------                ------             -------             -------
  Total interest cost    $12,008               $17,234             $36,386             $52,842
                         =======               =======             =======             =======


NOTE 6.  PROPERTY

      Property and capitalized property costs at September 30, 1994 and December 31, 1993 consisted of the following (in thousands):

                                                  September 30,        December 31,
                                                      1994                 1993
                                                  -------------        ------------
Land and improvements                              $  537,023           $  525,843
Buildings                                             425,034              440,583
Construction in progress                               61,604               45,715
Capitalized interest and property taxes               242,133              225,660
Other (including proportionate share of joint
  ventures' net deficits of $30,395 and $38,372)       (7,193)              (5,641)
                                                   ----------           ----------
                                                    1,258,601            1,232,160
Less accumulated depreciation                        (154,861)            (140,328)
                                                   ----------           -----------
                                                   $1,103,740           $1,091,832
                                                   ==========           ==========

NOTE 7.  INCOME TAXES

      The Company's effective tax rate for the nine months ended September 30, 1994 was 40.2%. The effective tax rate for fiscal 1993, before the non-recurring expense related to conversion of the Debenture (Note 3) and before the effect of the 1% increase in the federal corporate tax rate, was 37.5%. Income taxes in 1993 reflect a tax benefit of $1.3 million for tax deductions related to the $29.6 million non-recurring expense. The Company also increased its tax expense and related deferred tax liability by $3 million in 1993 as a result of legislation increasing the corporate federal tax rate from 34% to 35%.

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

      Costs of environmental remediation incurred in connection with income producing properties and properties sold are expensed. At September 30, 1994, management estimates that future costs for remediation of identified or suspected environmental contamination which will be treated as an expense may be in the range of $2 to $27 million. It is anticipated that such costs will be incurred over the next ten years. At September 30, 1994, and December 31, 1993, the Company had a reserve of $6.3 million and $5.6 million for such costs. Management also estimates that similar costs relating to the Company's developable properties may range from $18 to $63 million. These amounts generally will be capitalized as components of development costs when incurred. It is anticipated that environmental remediation costs related to property developments will be incurred over a period of twenty years.

NOTE 9.  SUBSEQUENT EVENT

      On November 2, 1994, the Company announced a major reorganization of its
organization and operations.   The fourth quarter 1994 results are expected to
reflect a one-time charge for estimated costs associated with the restructuring in the range of $3.5 to $4.5 million.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


      The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Form 10-K.


Catellus' Strategies

        The Company's key strategies are to convert its land portfolio into operating properties and cash and to generate cash flow from its existing income producing properties.

        The Company has limited speculative development, focusing instead on build-to-suit opportunities, with nearly 100% of construction starts in 1993 and 1994 being build-to-suits. While the Company expects its current focus on build- to-suit projects to continue for the near term, it may consider speculative development if market conditions warrant.

      On November 2, 1994, the Company announced that it is undertaking a major re-design of its organization and operations. This will include a substantial reduction in staffing, decentralization of operations, and implementation of new procedures, including a new information system. The reorganization plan will be implemented within 90 days and is expected to result in annual savings of approximately $10 million. As part of its reorganization plan, the Company intends to de-emphasize the sale of assets and focus on the generation of increased earnings from its real estate portfolio.


Liquidity and Capital Resources

Operating activities

      Cash provided by operating activities, including funds generated by operating properties and sales of land, was $43.7 million in the first nine months of 1994, or $17.2 million more than in 1993. This increase was primarily attributable to lower interest paid, the proceeds of two favorable environmental litigation settlements and increased property sales. Cash provided by operating properties decreased slightly, primarily due to the negative impact of sales of several income producing properties in late 1993. Excluding the properties sold, cash provided by operating properties increased approximately 2% over 1993. At September 30, 1994, the Company's total building portfolio was 96.6% leased, compared to 90.8% at September 30, 1993.

      Property  sales have  consisted  principally of  surplus properties  and
selected income producing and developable properties.   However, the  tightness
of the credit markets has resulted in lower sales of surplus land because of the difficulty potential buyers are having in obtaining financing for
land acquisitions.   As  a result,  the Company  has increased sales of income
producing and developable properties.   The level of sales and revenue generated
by property sales fluctuates from period to period and cannot be predicted with
certainty.   The Company currently expects property sales of approximately $55 million for 1994. As a result of the Company's intent to de-emphasize the sale of assets referred to above, asset sales in 1995 are projected to be between $25-$50 million.

Investing activities

      The  Company invested $59  million to develop its land and  income
producing properties in the first nine months  of 1994.   These  funds were
used for building construction and improvements, as well as entitlement efforts and pre-construction activities, and were financed through borrowings from construction facilities, property sales and funds generated from operations. Fixed commitments for all capital expenditures, primarily for entitlements and construction of infrastructure and buildings, totalled approximately $29 million at September 30, 1994. The majority of this amount relates to building construction at two large projects in Emeryville/Oakland and Fremont, California.

Financing activities

       On February 18, 1994, the Company refinanced its $388.2 million mortgage loan from Prudential with a $280 million mortgage loan due March 1, 2004 and bearing an average interest rate of 8.71%. The new loan reflects a paydown of $108.2 million, of which $81 million was required to meet current loan underwriting standards and $27.2 million was paid to release selected properties as security for the loan. In connection with this refinancing, the Company also paid down $10 million of another mortgage loan
from Prudential due  January 1,  1996.   Additionally, the  Company recorded
an extraordinary expense in 1993 of $11.9 million which consisted of a redemption premium paid to Prudential and the write-off of deferred financing costs associated with the $388.2 million loan. The reduced interest resulting from the above debt paydowns, as well as other debt paydowns in 1993 and 1994, was offset by the increased dividend requirements from the Series A and B preferred stock offerings in 1993.

      During the first nine months of 1994, the Company also closed $9 million of mortgage loans and a $12.2 million secured term loan, for previously financed projects. Proceeds from these loans were used to repay construction loans. The Company also closed construction loans totalling $2.2 million.

      The revolving period of the Company's $75 million construction facility expired on March 31, 1994. The Company is in discussions with the lender and anticipates that this facility will be renewed. During the past six months, the Company has financed current construction projects through individual construction loans. If the construction facility is not renewed, the Company expects that it would finance future construction projects through individual construction loans, available cash or other means.

      The Company's working capital facility expires on December 31, 1994. The Company currently is in discussions with its lenders regarding the annual renewal of the facility and believes it will be able to maintain, on acceptable terms, the financing required for its operations. If the facility is not renewed, the Company will be able to borrow up to $66 million and the facility would convert to a three-year secured term loan.

Debt and cash balances

      At September 30, 1994, the Company had total outstanding debt of $535.5 million, of which 74% was non-recourse to the Company and secured by the underlying property only. During the next twelve months, $68.2 million of debt matures; 86% of this amount is construction financing or intermediate term loans, which are expected to be extended, refinanced and converted into permanent loans or repaid.

      At September 30, 1994, cash and cash equivalents totalled $70.8 million. In addition, the Company had available $11.4 million under its construction facilities, $1.1 million under its secured term loan facilities, and $71.6 million under its unsecured revolving facility.

Results of Operations
    (in thousands)                    Three months ended     Nine months ended
                                       September 30,           September 30,

                                      1994        1993            1994      1993
                                   --------      ------        --------   -------
Property sales
 Sales  . . . . . . . . . . .       $33,387       $ 4,800      $50,963   $17,897
 Cost of sales  . . . . . . .        26,096         4,373       38,531    10,979
                                   --------     ---------     ---------  -------
 Gross profit on sales    . .       $ 7,921       $   427      $12,432   $ 6,918
                                    =======       =======      =======   =======
Operating properties (including
 land)
  Rentals
    Commercial and industrial       $24,810       $26,688      $75,870   $79,741
    Agricultural and other . .          225           491          670       997
                                    -------       -------      -------   -------
                                     25,035        27,179       76,540    80,738
                                    -------       -------      -------   -------
 Expenses
   Operating and maintenance          6,988         7,466       20,971    22,610
   Taxes other than income  .         4,422         4,836       13,686    14,996
                                    -------       -------      -------   -------
                                     11,410        12,302       34,657    37,606
                                     ------       -------      -------   -------
 Income from operating properties   $13,625       $14,877      $41,883   $43,132
                                    =======       =======      =======   =======


   Comparison of nine months ended September 30, 1994 and 1993

      The Company had net income of $13.1 million, (or a net loss of $.07 per common share after preferred stock dividends of $17.9 million), for the first nine months of 1994. This compared to a net loss of $39.5 million, (or $.70 per common share after preferred stock dividends of $9.8 million), for the first nine months of 1993. Before the $37.9 million non-recurring expenses in 1993, the Company had a net loss of $6.1 million for the first nine months of 1993. Income before taxes was $21.9 million in 1994 compared to a loss of $5.8 million (before the non-recurring expenses) in 1993. The increase in 1994 resulted from a significant decrease in interest expense, improved operating results from the Company's joint ventures, higher gross profit from property sales and the favorable settlement of two environmental litigation matters, partially offset by higher general and administrative costs and lower income from operating properties.

        The increase in gross profit from property sales is due to a higher level of sales partially offset by an average higher cost basis in properties sold. Sales in 1994 included two properties sold at losses totalling $4 million. Property sales and related gross profit will continue to fluctuate from period to period, reflecting general market conditions and the Company's intent and ability to sell property when it can obtain attractive prices.

        Income from operating properties declined 2.9% primarily as the result of sales of several income producing properties in late 1993 and in 1994, and the contribution of an operating property to a joint venture in the first
quarter of  1994.   Excluding  the  negative impact  of  these sales  and  the contribution, income from rental operations increased 7% over 1993 due to both higher rental revenue and lower expenses. The majority of the growth in rental revenue came from new buildings completed over the past twelve months. The remainder was attributable to higher occupancy and regular rent
increases in  existing  leases.   Operating  and maintenance expenses were lower
primarily because
several of the Company's lease obligations expired, and because of lower environmental costs. Taxes other than income declined due mainly to property tax reductions caused by reassessments and properties sold.

        Equity in earnings of joint ventures increased significantly in 1994 as a result of property sales by a joint venture. Also, the Company suspended the recording of losses for one joint venture, Pacific Design Center, in the third quarter of 1993 when the Company's interest in cumulative losses of that joint venture exceeded its interest in cumulative earnings. The Company's other joint ventures, as a group, showed improvement in
operating results  compared to  1993.   Other  revenue was  notably higher
because of the  favorable settlement of  two environmental litigation  matters
and  higher  developers' fees.   The  increase  in general  and administrative
expenses was caused by executive severance and search costs, as well as higher
use of outside  professional  services.   Interest  expense  decreased as  a
result of the 1993 conversion of the 13.5% convertible debenture, lower principal balances caused by repayments and refinancings and lower amortization of loan fees and debt issuance costs.

      The fourth quarter 1994 results will reflect a one-time charge against earnings for costs associated with the restructuring of the Company referred to earlier, including the costs of a severence program, outplacement services and other expenses, currently estimated to be in the range of $3.5 to $4.5 million.

   Comparison of three months ended September 30, 1994 and 1993

      The Company had net income of $5 million, (or a net loss of $.01 per common share after preferred stock dividends of $6 million), for the third quarter of 1994. This compared to a net loss of $10.1 million, (or $.18 per common share after preferred stock dividends of $3.2 million), for the third quarter of 1993. Before the $8.3 million non-recurring expense in 1993, the Company had a net loss of $5 million for the third quarter. Income before taxes was $7.9 million in 1994 compared to a loss of $3.8 million (before the non-recurring expense) in 1993. The increase in 1994 resulted from a significant decrease in interest expense, higher gross profit from property sales and improved operating results from the Company's joint ventures, partially offset by lower income from operating properties.

        The increase in gross profit from property sales was due to significantly higher sales and an average lower cost basis in properties
sold.   Cost of sales in 1993 also reflects  a $1.8 million charge for the expected loss on a sale that closed in the fourth quarter of 1993. Property sales and related gross profit will continue to fluctuate from period to period, reflecting general market conditions and the Company's intent and ability to sell property when it can obtain attractive prices.

        Income from operating properties decreased 8.4% as a result of the sales of several income producing properties in late 1993 and in 1994, and the contribution of an operating property to a joint venture in the first quarter of 1994. Excluding the negative impact of these sales and the contribution, income from rental operations increased 1.7% over 1993 due mainly to rents from new buildings and lower operating and maintenance expenses; partially offset by lower property tax recoveries. Operating and maintenance expense declined because several of the Company's lease obligations
expired, and because of lower environmental costs.   Taxes  other than  income
dropped slightly due mainly to property tax reductions caused by reassessments and properties sold.

        Equity in earnings of joint ventures increased in 1994 due mainly to improved operating results from the hotel operations of a joint venture, and also to the Company's above mentioned suspension of the recording of losses for the Pacific Design Center joint venture. The increase in general and administrative expenses was primarily caused by higher use of outside legal and other professional services and higher directors' fees, related to planning for the reorganization referred to earlier. Interest expense declined as a result of lower debt levels. Other revenue was lower because of a sub-lease buyout and a fire insurance settlement in 1993.

Environmental Matters

      Many of the Company's properties are in urban and industrial areas, and many properties may have been leased to commercial and industrial tenants who may have discharged hazardous materials. The Company incurs ongoing environmental remediation costs, including clean-up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean-up, litigation defense and the pursuit of responsible third parties. Costs incurred in connection with income producing properties and properties previously sold are expensed. Costs relating to undeveloped properties are capitalized as part of development costs. As with other capital expenditures, these costs will be incurred as development proceeds. Environmental costs charged to operations for the first nine months of 1994 and 1993 totalled $3.5 million and $4 million; for the third quarter of 1994 and 1993, such costs charged to operations totalled $1 million and $1.9 million. Environmental costs capitalized for the first nine months of 1994 and 1993 totalled $.7 million and $.4 million; for the third quarter of 1994 and 1993, such capitalized costs totalled $.1 million and $.2 million.

      At September 30, 1994, the Company's estimate of its potential liability for identified environmental costs ranged from $2 million to $27 million for properties where costs would be charged to operations. These costs are expected to be incurred over an estimated ten-year period, with a substantial portion expected to be incurred over the next five years. At September 30, 1994, the Company's estimate of its potential liability for identified environmental costs relating to developable properties ranged from $18 million to $63 million. These costs generally will be capitalized as they are incurred over the course of the development period, estimated to be approximately twenty years.

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

PART II.  OTHER INFORMATION

   Item 1.Legal Proceedings

         None.

   Item 4.Submission of Matters to a Vote of Security Holders

         None.

   Item 6.Exhibits and Reports on Form 8-K

         Exhibit No. 27  Financial Data Schedule

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        CATELLUS DEVELOPMENT CORPORATION



Date    November 11, 1994                    By /s/ Nelson C. Rising
      ------------------------------------      ------------------------------
                                                Nelson C. Rising
                                                President and Chief  Executive Officer





Date    November 11, 1994                    By /s/ David M. Perna
      ------------------------------------      ------------------------------
                                                David M. Perna
                                                Controller

                       CATELLUS DEVELOPMENT CORPORATION

                                 Exhibit Index

          Exhibit No.                                  Description
          -----------                                  -----------
             27                                        Financial Data Schedule
                                                       (Article 5 of Regulation S-X)