Form 10-K
CATELLUS DEVELOPMENT CORP
filed 1995-03-31
CIK 865937

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             ---------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994       COMMISSION FILE NUMBER 0-18694

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE ON WHICH
            TITLE OF EACH CLASS                            REGISTERED
            -------------------                  ------------------------------
Common Stock, $.01 par value per share        New York, Pacific, Chicago Stock
                                                 Exchanges

$3.75 Series A Cumulative Convertible         New York Stock Exchange
  Preferred Stock

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   Yes       No  X
                ---       ---

  The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $247,000,000 on March 15, 1995.

  As of March 15, 1995, there were 72,967,236 issued and outstanding shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders are incorporated by reference in Part III.
================================================================================

                                    PART I


ITEM 1.  BUSINESS

   Catellus Development Corporation is an owner, developer and manager of industrial, retail and office properties, undeveloped land and real estate joint ventures located principally in California and in ten other states in the West, Southwest and Midwest. The Company was organized in the state of Delaware in 1984 as an indirect, wholly-owned subsidiary of Santa Fe Pacific Corporation
(SFP) to conduct the non-railroad real estate activities of Santa Fe Industries and Southern Pacific Company. In December 1989, SFP sold 19.9% of the Company to Bay Area Real Estate Investment Associates, L.P., a California limited partnership whose general partner is JMB/Bay Area Partners and whose limited partner is the California Public Employees' Retirement System. The Company changed its name from Santa Fe Pacific Realty Corporation to Catellus Development Corporation in June 1990. SFP completed its disposition of Catellus by distributing, in the form of a stock dividend, its remaining 80.1% interest in the Company to its stockholders in December 1990. Catellus' principal office is located at 201 Mission Street, San Francisco, California, 94105; its telephone number is (415) 974-4500.

COMPANY STRATEGIES

  In September 1994, the Company began a major redesign of its organization and operations. This effort has resulted in a substantial reduction in staffing. The Company reduced its workforce by over 40% (89 employees) between September 15, 1994 and February 28, 1995. In November 1994, the Company announced a major restructuring which consists of three initiatives: Reorganization, Decentralization and a focus on Recurring Revenue to improve the Company's long-term cash position.

Reorganization - The November 1994 restructuring resulted in a workforce reduction of 76 employees (from 209 to 133) out of the total staffing reduction noted above. Management believes these reductions, when combined with cost savings from moving the corporate headquarters to a smaller, less expensive facility and other cost-reduction measures, will result in projected annual savings of approximately $10 million. These restructuring activities resulted in a $3.1 million non-recurring operating expense in 1994. Substantially all of the restructuring charges will result in cash outlays. As of December 31, 1994, $.7 million of the restructuring charges had been paid, with the remainder to be paid over the following nine months.

Decentralization - The Company is being organized along specific customer-oriented product groups rather than by general functional areas. The business functions - developing, leasing, selling and managing - will be concentrated and focused within each of the product groups - industrial, retail, office and land development. This new, customer-oriented organization will make Catellus more competitive because each group will be staffed by professionals who understand and serve the needs of the end users of our products.

Recurring Revenue - Generating recurring revenue, rather than selling assets to balance cash flows, is an integral part of the Company's restructuring plan. The following mechanisms will be employed: exchanging non-revenue-producing assets for those which produce revenue; entering into long-term land leases of developable land rather than selling land; maximizing interim uses of land; generating additional development and management fee income; and increasing the net cash flow from existing income-producing assets. A combination of these activities and the reduction of overhead expenditures can lead Catellus to a position where it no longer needs to sell its assets to meet cash flow needs.

  Despite the change of emphasis from sales to recurring revenue, asset sales are an important ingredient in an overall growth strategy. The Company owns many assets which should be sold and the proceeds strategically redeployed. Ideally, however, these sales will be made for strategic purposes, not to meet the Company's cash flow requirements.

PROPERTY PORTFOLIO

  In conjunction with the 1994 restructuring, the Company's properties have been segregated into five asset categories: Industrial, Retail, Office, Land Development and Diverse Holdings.

SUMMARY
-------

  The following table provides a summary of the acreage, square footage and current value for each asset category.

                          PORTFOLIO BY ASSET CATEGORY

                                              AS OF DECEMBER 31, 1994
                                       ---------------------------------------      1993/1/
                                                      SQUARE        CURRENT         CURRENT
ASSET CATEGORY                            ACRES        FEET          VALUE           VALUE
--------------                         -----------   ---------   -------------   -------------
(IN THOUSANDS)                                                   (IN MILLIONS)   (IN MILLIONs)
INDUSTRIAL
Buildings and associated land.......           626      11,180       $  393.2        $  355.8
Land leases.........................            55           -           10.7             9.9
Joint ventures/2/...................             -           -            8.6               -
Land................................         7,469           -          249.4           250.0

RETAIL
Buildings and associated land.......            76         813           89.0            65.2
Land leases.........................            55           -           40.4            37.1
Land................................           623           -          104.2           104.1

OFFICE
Buildings and associated land.......            77       1,665          141.3           133.1
Land leases.........................           121           -           51.4            53.3
Joint ventures/2/...................             -           -            2.2             1.0
Land................................           148           -           32.3            33.8

LAND DEVELOPMENT
Land................................         4,129    1,093/3/          322.2           335.0

DIVERSE HOLDINGS
Land leases.........................         5,739           -           51.2            24.8
Joint ventures/2/...................             -           -           77.3            49.4
Land................................       881,058           -          246.3           239.1
                                         ---------   ---------       --------        --------

      SUBTOTAL REAL PROPERTIES/4/...       900,176      14,751        1,819.7         1,691.6

Mineral rights/4/...................       123,036           -            1.9             1.9

Furniture, fixtures & equipment.....             -           -            5.3             5.4
                                         ---------   ---------       --------        --------

      TOTAL PROPERTIES                   1,023,212      14,751       $1,826.9        $1,698.9
                                         =========   =========       ========        ========

/1/ Represents 1993 current value of properties owned as of December 31, 1994. /2/ Includes interests in two hotels, an apartment complex, an office development, a design center and 103 acres of land available for future development. Value reflects the Company's proportionate share.

/3/ Represents existing income producing buildings which will be razed as development proceeds.
/4/ The Company generally owns mineral rights for 900,176 acres owned in fee and has retained mineral rights on 123,036 acres of land previously sold.

 The following summarizes leasing statistics for the entire Company.

                               LEASING STATISTICS

                                                   AS OF DECEMBER 31,
                                         -------------------------------------
                                          1994      1993      1992      1991
                                         -------   -------   -------   -------
Rentable square feet (in thousands)
  Industrial..........................   11,180    11,080    11,605    10,740
  Retail..............................      813       627       635       626
  Office..............................    1,665     1,784     1,854     1,736
  Land Development....................    1,093     1,093     1,076     1,158
                                         ------    ------    ------    ------
                                         14,751    14,584    15,170    14,260
                                         ======    ======    ======    ======
% leased
  Industrial..........................     95.7%     95.1%     91.1%     83.3%
  Retail..............................     90.6      84.1      82.6      77.8
  Office..............................     93.2      92.7      88.8      92.1
  Land Development....................     91.1      85.5      97.9      95.2
                                         ------    ------    ------    ------
                                           94.8%     93.6%     90.9%     85.1%
                                         ======    ======    ======    ======


     For the five years from 1995 through 1999, leases for 13.9%, 19.7%, 13.0%, 8.1%, and 8.4% of total rentable square footage are scheduled to expire.

     The following summarizes sales statistics for the entire Company.


                             RECENT SALES ACTIVITY
                             (DOLLARS IN THOUSANDS)


                                                                     YEAR ENDED DECEMBER 31,
                                ----------------------------------------------------------------------------------------------------

                                        1994                      1993                      1992                       1991
                                ---------------------   ----------------------   --------------------------   ----------------------

                                  SALES      PERCENT       SALES      PERCENT         SALES        PERCENT       SALES      PERCENT
                                ----------   --------   -----------   --------   ---------------   --------   -----------   --------

Land.........................     $ 32,039      59.6%      $ 26,432      36.4%      $52,077/(1)/      62.0%       $57,292      95.4%

Buildings....................       21,330      39.7         30,165      41.6             -              -            370        .6
Land leases..................          402        .7         15,972      22.0        18,476           22.0          2,386       4.0
Joint ventures...............            -         -              -         -        13,403           16.0              -         -
                                  --------     -----       --------     -----       -------          -----        -------   -------
                                  $ 53,771     100.0%      $ 72,569     100.0%      $83,956          100.0%       $60,048     100.0%

                                  ========     =====       ========     =====       =======          =====        =======   =======
Acres  of  land                      7,929         -         46,546         -       201,620/(2)/         -         48,133         -
Square feet of  buildings          277,107         -        916,482         -                  -         -          3,430         -
----------------

  (1)  Excludes the recognition of deferred revenue.
  (2)  Includes one sale of 169,000 acres of land.

  The following table illustrates the relationship between property sales and prior year current value estimates for each of the four years in the period ended December 31, 1994.


                     SALES AS A PERCENTAGE OF CURRENT VALUE
                             (DOLLARS IN THOUSANDS)

                                                                       ACTUAL SALES
                                                                      AS PERCENTAGE OF
                      NUMBER OF           SALES      CURRENT VALUE     THE PRIOR YEAR
                  SALES TRANSACTIONS   PROCEEDS(1)   OF ASSETS SOLD     CURRENT VALUE
                  ------------------   -----------   --------------   -----------------
1994.........              72            $53,590         $52,157            102.7%
1993.........             110             72,417           76,66             94.5%
1992.........              93             82,242          96,413             85.3
1991.........             136             55,773          53,812            103.6

----------------
  (1)  Excludes the recognition of deferred revenue.

INDUSTRIAL
----------

  As of the end of 1994, the Company's industrial portfolio included approximately 11.2 million square feet of existing buildings and an additional 440,000 square feet of industrial buildings currently under construction. It also included 55 acres of land leased for industrial uses and 7,469 acres of land suitable for industrial development. In addition, the Company has an interest in a venture which owns approximately 51 acres in Southern California.

  The Company's industrial buildings are primarily located in California, Arizona, Texas and Illinois, all of which experienced positive job growth in 1994. At the year end, the Company had 173 buildings in its industrial portfolio which were 95.7% leased.

  The Company has restructured its asset management function along asset type in order to be more responsive to tenant needs. Its intent is to focus on lease renewals and meeting tenants' expansion requirements, whether at existing facilities, on Company land or on land owned by others.

  From 1991 through 1994, the Company completed industrial projects for 3.2 million square feet, which were 100% leased as of December 31, 1994. In 1994, these projects included a 261,920 square foot warehouse for Interceramic Inc. in Garland, Texas as well as two buildings for the Los Angeles Times in Orange County totalling 44,075 square feet. In 1995, the Company has started construction on 440,000 square feet of space.

  The Company's industrial land portfolio is larger than could be reasonably developed by Catellus over the near and mid-term. As a result, the Company is exploring a variety of alternatives, including strategic alliances with local developers, exchange of land for income-producing assets, entry into land leases and other means to more quickly monetize the land portfolio for redeployment for strategic purposes.

  Property - The following table summarizes the Company's industrial property by region as of December 31, 1994.


                                DEVELOPABLE       LAND
                                 BUILDINGS        LAND     LEASES
                              (SQUARE FOOTAGE)   (ACRES)   (ACRES)
                              ----------------   -------   -------
                                        (IN THOUSANDS)

Southern California                6,688         2,279        35
Northern California                1,474           613        16
Arizona                            1,251           483         4
Texas                                675         2,708         -
Illinois                             791           811         -
Other                                301           575         -
                                  ------         -----        --
                                  11,180         7,469        55
                                  ======         =====        ==


     Occupancy - The following table summarizes the leasing performance of the Company's industrial buildings over the past four years.


                                                  AS OF DECEMBER 31,
                                         -------------------------------------
                                          1994      1993      1992      1991
                                         -------   -------   -------   -------
Rentable square feet (in thousands)      11,180    11,080    11,605    10,740
% leased                                   95.7%     95.1%     91.1%     83.3%


     Development - The following table summarizes the Company's industrial development completed during the past four years.

                                    1994       1993      1992      1991        TOTAL
                                    ----       ----      ----      ----        -----
Completed projects (square feet)   415,495   543,443   803,679   1,483,319    3,245,936

     Property Sales - Historically, the Company's sales strategy generally consisted of selling surplus properties to provide cash flow which was used for the Company's development activities and to fund corporate overhead. Initially, property sales consisted principally of the sale of land which was not targeted for development in the near-term and agricultural, mountain and desert properties. Industrial property sales were, therefore, minimal. However, more recently, because of changes in the real estate industry, the composition of sales has increasingly shifted to include more income-producing properties and developable land. Management intends to shift the Company's focus from the sale of assets in order to meet cash flow needs to recurring revenue.


RETAIL
------

     As of the end of 1994, the Company's retail portfolio consisted of 813,000 square feet of existing buildings, 55 acres of land leased for retail uses and 623 acres of land for retail development.

     The existing income-producing retail portfolio was 90.6% leased as of December 31, 1994. The Company's projects are primarily located in California which has experienced a significant increase in retail sales activities in 1994. The largest retail project, East Baybridge Center, is located on 40 acres just across the Bay from

San Francisco in the cities of Emeryville and Oakland. The 270,000 square foot Phase I of this project opened in mid-1994 and was pre-leased to such national retailers as Home Depot, Sportmart, OfficeMax, Safeway's Pak 'n Save and CompUSA. A 117,000 square foot building for Kmart will be added to the center in 1995.

     The Company has 623 acres of land suitable for retail development. In addition, there are retail sites located within the Company's major projects, particularly Mission Bay and Los Angeles Union Station. These properties are included within the "Land Development" category until they are ready for retail development, at which time they will either be transferred to the retail category or sold to third party developers.

     The Company is currently exploring the possible development of urban entertainment centers at several locations, including a 10-acre property near the waterfront in San Diego, as well as sites within Mission Bay and Los Angeles Union Station.

     Property - The following table summarizes the Company's retail property by region as of December 31, 1994.



                                            DEVELOPABLE     LAND
                            BUILDINGS           LAND       LEASES
                         (SQUARE FOOTAGE)     (ACRES)      (ACRES)
                         ----------------   ------------   -------
                          (IN THOUSANDS)

Southern California             330              208          53
Northern California             340              157           2
Arizona                           -               33           -
Texas                             -              144           -
Illinois                          -               81           -
Other                           143                -           -
                                ---              ---          --
 Totals                         813              623          55
                                ===              ===          ==


     Occupancy - The following table summarizes the leasing performance of the Company's retail buildings over the past four years.

                                              AS OF DECEMBER 31,
                                         -----------------------------
                                         1994    1993    1992    1991
                                         -----   -----   -----   -----
Rentable square feet (in thousands)       813     627     635     626
% leased                                 90.6%   84.1%   82.6%   77.8%


     Development - The following table summarizes the Company's retail development completed during the past four years.

                                   1994    1993   1992    1991    TOTAL
                                   ----    ----  ------  ------  -------
Completed projects (square feet)  269,310    -      -       -    269,310

OFFICE
------

     At the end of 1994, the Company's office portfolio consisted of approximately 1.7 million square feet of office buildings, 121 acres of land leased for office purposes, and 148 acres of land suitable for office development, all located primarily in major metropolitan areas. Additionally, the Company has a 67% interest in a joint venture which owns a 211,000 square foot office project in Torrance, California as well as land that it leases to owners of onsite office improvements. The most significant office projects owned by the Company are the South Bay Center in San Jose, California, 424,192 square feet, and the Railway Exchange Building in Chicago, Illinois, 374,929 square feet.

     The markets in which the Company has significant office building holdings - the San Francisco Bay Area, Southern California and Chicago - are beginning to experience a reduction in vacancy rates as a result of increasing demand for new space. However, vacancy rates in these markets are still significant and rental rates have not increased materially. At year-end 1994, this portfolio was 93.2% leased.

     There has been relatively little new office space development in the Company's market areas. This lack of new supply, in conjunction with increasing demand as a result of job growth and economic recovery, should cause continued improvement in the office sector.

     The Company's portfolio of land suitable for office development represents the potential for future growth; however, the Company will only consider developing new office product with substantial pre-leasing and on economic terms which provide sufficient returns to justify new construction.

     Property - The following table summarizes the Company's office property by region as of December 31, 1994.


                                            DEVELOPABLE     LAND
                            BUILDINGS           LAND       LEASES
                         (SQUARE FOOTAGE)     (ACRES)      (ACRES)
                         ----------------   ------------   -------
                          (IN THOUSANDS)

Southern California             578             49            63
Northern California             522             51            58
Arizona                           -             41             -
Texas                            37              -             -
Illinois                        473              -             -
Other                            55              7             -
                              -----            ---           ---
 Totals                       1,665            148           121
                              =====            ===           ===

     Occupancy - The following table summarizes the leasing performance of the Company's office buildings over the past four years.

                                                     AS OF DECEMBER 31,
                                            ---------------------------------------
                                             1994       1993       1992       1991
                                            ------     ------     -----      ------
Rentable square feet (in thousands)          1,665      1,784      1,854      1,736
% leased                                      93.2%      92.7%      88.8%      92.1%


     Development - The following table summarizes the Company's office development completed during the past four years.

                                 1994      1993      1992      1991     TOTAL
                                ------    ------    ------    ------    -----
Completed projects                 -         -     115,338    97,964    213,302

 LAND DEVELOPMENT

     The Company's land development portfolio consists of four major mixed use development projects and seven other sites totaling 4,129 acres of land which are suitable primarily for residential uses. The portfolio also includes buildings located on the major mixed use development sites which produce current revenue. These buildings have not been included in the industrial or retail groups since they will be razed as development proceeds.

     Four major development properties represent the potential for generating significant revenue over time. However, because of the financial implications of major mixed-use development, the Company is conducting a detailed review of entitlements, product mix, phasing and financing sources for each of these properties. The Company is required to make various payments to municipalities and construct or pay for certain public amenities in order to retain its entitlements on several of these properties.

     The Company has completed the evaluation of the Pacific Greens project in Fremont, California and concluded that a commercial development of retail, industrial, research and development, and office uses will be more profitable than the approved golf course residential community.

     The other three properties - Mission Bay, Los Angeles Union Station and the Santa Fe, New Mexico Railyard - present attractive development opportunities. The Company expects to complete its evaluation of these projects during the third quarter of 1995.

     The Company has seven sites which offer potential for primarily residential development. Development on several of these properties can be completed more quickly than for the larger mixed use projects which adds an important dimension to the revenue potential of the Land Development portfolio.

     Described below are the Company's largest mixed-use development projects.

     Union Station in Los Angeles. The Company completed the acquisition of the historic Union Station in downtown Los Angeles in early 1990 and is proceeding with plans to develop the 50-acre site as a regional transportation center and mixed-use complex of office buildings and retail space. Amtrak, the region's commuter rail system, suburban bus lines and the City's new subway system serve this station daily. The site currently is entitled for government uses. The Company is working on a master plan to develop approximately 7 million square feet of primarily commercial and governmental uses, including approximately 5.5 million square feet of office buildings, 180,000 square feet of retail space, residential units, two hotels and a conference center. The Company must enter and conclude the entitlement process with the City (projected to be completed by year end 1995 or early 1996) prior to starting any commercial development at this site. The targeted users for the initial office buildings are public or quasi-public agencies; the site does not need new entitlement approvals for such uses. The Company has no current plan to commence construction of any commercial office building on this site that is not substantially pre-leased.

     Construction of the first building on the site, the 626,000 square foot headquarters facility for the Metropolitan Transportation Authority (MTA), started in 1993 and is scheduled to be completed in September 1995. The MTA building, which will be owned and occupied by the MTA, is the first component of Gateway Center (part of the Union Station project), a multi-phased project that consists of two office towers comprising over 1.2 million square feet, a 3.5-acre regional public transit center and bus plaza, 20,000 square feet of service retail, an underground parking garage and a new transit concourse connecting the bus and train terminals.

     Union Station has also been selected as the site of the new headquarters facility for the Metropolitan Water District (MWD). Negotiations are proceeding with the MWD and a final agreement is expected in the first half of 1995 under which Catellus would sell a 4.2 acre site to the MWD and construct a 550,000 square foot, 12 story office building for the MWD on the site. Construction is scheduled to begin in mid-1996 with building completion and occupancy targeted for late 1998.

     Mission Bay in San Francisco. The Mission Bay development is one of the largest urban projects in the United States. The proposed plan would transform a 313-acre area one mile south of downtown San Francisco into a new neighborhood composed of residential, office, retail and commercial. The project is expected to be developed over a 20-year period. This site includes acreage owned by the Company, the City and Port of San Francisco and the State of California. The parties are now undertaking various land transfers to enable development to proceed. During the development of the project, the Company will dedicate to various governmental authorities certain properties, including parks, streets, and affordable housing sites.

     The Company has received entitlements to develop the project pursuant to a development agreement entered into with the City of San Francisco effective March 31, 1991. The development agreement permits development of 4.8 million square feet of office space, 900,000 square feet of commercial/light industrial space, 731,000 square feet of retail space, approximately 8,700 housing units, and a 500-room hotel. In addition, the development agreement calls for 68 acres of parks and open space along with 16 acres of public facilities.

     The Company is currently conducting a detailed review of entitlements, product mix, phasing and financing sources. The Company has entered into an alliance with the San Francisco Giants and the Cow Palace to study the feasibility of a sports and entertainment center, the results of which are expected in 1995. The Company is also considering a possible change in land use to accommodate a "big box" retail use on approximately 10 acres of the property.

     Pacific Greens in Fremont. In March 1995, the Company announced its intention to pursue a retail, industrial and commercial development rather than a previously proposed golf course residential community on its 600-acre vacant site bordering Interstate 880 in Fremont, California. These are uses which were called for by the City's General Plan designation prior to the approval of the golf course residential project, and they are consistent with the current land uses of adjacent property. This decision was made after thoroughly reevaluating the entitlements, land uses, phasing and financing sources of the proposed golf course residential project.

     The Company plans to file the appropriate applications for amendment to the City's General Plan to accommodate the proposed commercial development.
However, the current plan designation permits sufficient retail and industrial uses to accommodate the Company's near-term plans for development during the General Plan amendment process.

     Buena Park, California. The Company owns 70 acres in Buena Park, which is located near Fullerton in the northern part of Orange County. The property is currently zoned for research and development uses; however, the City of Buena Park has indicated it is receptive to rezoning the site for residential uses. The Company is currently pursuing entitlements for the development of approximately 400 homes on the site. If entitlements are received, development on the site could begin in 1996.

     Union City, California.   The Company is working with Union City, located
10 miles south of Oakland, to develop a portion of the 107 acres the Company owns in the Decoto Redevelopment District as a single family, small lot residential district. The proposed plan calls for 99 acres of residential development (69 acres currently owned by the Company and 30 acres to be acquired from adjacent landowners). All of the property is currently zoned for residential. However, the density proposed will require an amendment to the Redevelopment Plan. If approvals are received, development on the site could begin in 1996.

     Property - The following table summarizes the Company's Land Development properties:


               Project                              Acres
               -------                              -----
               Union Station - Los Angeles, CA         51
               Mission Bay - San Francisco, CA        238
               Pacific Greens - Fremont, CA           587
               Buena Park, CA                          70
               Santa Fe, NM                            53
               Stockton, CA                           392
               Tracy, CA                              682
               Union City, CA                          59
               Other                                1,997
                                                    -----
                     Total                          4,129
                                                    =====


     Occupancy - The following table summarizes the leasing performance of the buildings located on the Company's Land Development properties over the past four years.

                                                AS OF DECEMBER 31,
                                         ---------------------------------
                                          1994     1993     1992     1991
                                         ------   ------   ------   ------
Rentable square feet (in thousands)      1,093    1,093    1,076    1,158
% leased                                  91.1%    85.5%    97.9%    95.2%


DIVERSE HOLDINGS

     The Company's Diverse Holdings consist of a wide variety of property types and present unique opportunities. However, the Company recognizes that the diversity of its portfolio may not be conducive to maximizing stockholder value and is focusing attention on many of these assets for exchange or disposition. Other assets in this category offer significant potential for recurring revenue, including:

     New Orleans Hilton. The Company owns an interest in the 1602-room New Orleans Hilton Hotel. This property is strategically located between the dock for the Flamingo Riverboat Casino and the new landside casino, currently under construction.

     Golden Gate Fields. The Company owns Golden Gate Fields in Albany, across the Bay from San Francisco, which is leased to Ladbroke Racing Corporation, the operator of the racetrack. The property has recently been approved as the site of a card club.

     Urban Housing. The Company has a number of properties which are appropriate for high density urban housing development. The Company has not historically been in the multi-family housing business and hence these properties are in the category of "Diverse Holdings." However, the demand for well-located, well-designed rental housing in urban areas of California is extremely high and the Company's land holdings present interesting opportunities which will be pursued.

     Environmental. Many of our properties have revenue potential from uses such as wind farms, solid waste disposal and mitigation credits. The Company's property in Collinsville, California (located near the northeastern portion of the San Francisco Bay) is well suited for dredge disposal and the Company is now processing permit applications.

     Property - The following table summarizes the Company's Diverse Holdings properties by region as of December 31, 1994.

                           LAND
                           LAND     LEASES    MINERAL RIGHTS
                         (ACRES)    (ACRES)       (ACRES)
                         --------   -------   ---------------
Southern California      846,770     5,141            63,177
Northern California       26,125       583            56,480
Arizona                      640        15             1,329
Texas                      1,663         0               268
Other                      5,860         0             1,782
                         -------     -----           -------
          Totals         881,058     5,739           123,036
                         =======     =====           =======

     Development - Historically, development within the Diverse Holdings category relates primarily to hotels and apartments which were built, and are currently owned, in joint ventures with other entities. Future development of residential sites is planned for in Emeryville at the East Baybridge project, where it is anticipated that Phase III will commence in 1996. Other significant residential sites not included in the Company's Land Development asset class include 10.4 acres in downtown Los Angeles, 2.3 acres in downtown San Diego, 9.1 acres in Oceanside, California, and 5.5 acres in downtown Dallas, Texas.

     Remaining future development in the Diverse Holdings category relates to the environmental category. This includes 3,968 acres of land in Collinsville, California where the Montezuma Wetlands dredge disposal project is to be located and 676 acres of land in Riverside, California where the best use has been determined to be a wind farm.

Property Sales

     Historically, the Company has sold land from the Diverse Holdings category to cover some of the costs associated with pre-development, operating and holding the Company's substantial real estate assets and paying preferred stock dividends. Sales included mountain, desert, agricultural and other non-strategic lands, as well as lands that the Company feels might be developable in the future. Despite the change of emphasis from sales to recurring revenue, asset sales are an important ingredient in an overall growth strategy. The Company owns many assets which should be sold and the proceeds strategically redeployed. Ideally, however, these sales will be made for strategic purposes, not to meet the Company's cash flow requirements.

Third Party Management

     The Company also functions as the exclusive agent for the management and sale of non-operating railroad properties (approximately 26,000 acres) owned by the Atchison, Topeka & Santa Fe Railway Company (ATSF). A wholly-owned subsidiary of the Company has been established for this function. This subsidiary had 33 employees (immediately following the workforce reduction referred to under "Employees"). Fees of $4.2 million, $4.8 million and $5.7 million were earned in 1994, 1993 and 1992, under this agreement. This agreement was renegotiated and extended in 1994 and is subject to termination by either party on 180 days notice. The earliest possible termination date is December 31, 1995.

ENVIRONMENTAL MATTERS

     Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Environmental Matters." Such regulations can increase the cost of planning, designing, developing, managing and maintaining the Company's properties. The Company has expended and will continue to expend significant financial and managerial resources to comply with environmental regulations and local permitting requirements. While the Company or outside consultants have evaluated the environmental liabilities associated with most of the Company's properties, any evaluation necessarily is based upon then prevailing law and identified site conditions. In addition, many of the Company's properties are in the early stages of development and the environmental studies and investigations which have been performed are preliminary. It is possible that significant unknown costs and liabilities may arise in the future relating to these properties and that certain development projects may be significantly delayed, modified or cancelled as a result of associated remediation costs. In addition, other properties presently or formerly owned by the Company or its corporate predecessors have required or may require remediation. Although there can be no assurance, the Company does not believe that such costs will have a material adverse effect on its business, financial condition or results of operations.

     The Company has been or may be named a defendant or a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), or analogous
state statutes.   At the Marina Bay site in the City of Richmond, the Company has been sued by the City of Richmond and others in a CERCLA cost recovery action. This action is more fully described in Item 3 "Legal Proceedings".
With respect to a site in Livermore, California, the Regional Water Quality Control Board has issued a Tentative Site Cleanup Order naming the Company as one of 11 responsible parties. In February 1994, the Company reached a settlement with plaintiffs and all of the other potentially responsible parties pursuant to which the Company paid $67,650 into a fund covering certain past and future remediation costs in exchange for a qualified release of liability. The Company has been named a PRP with respect to several additional sites. Remediation of those sites has been completed by the Company or is being completed by third parties at their expense. The Company does not expect to incur material additional costs with respect to those sites.

COMPETITION

     Real estate markets are regional, and levels of competition vary by market. The Company encounters significant competition for leasing and sales of real estate in each of its market areas, but no one competitor is dominant. The Company is not dependent on any one customer for a significant portion of its revenues.

EMPLOYEES

     In September 1994, the Company began a major redesign of its organization and operations. This effort has resulted in a substantial reduction in staffing. The Company reduced its workforce by over 40% (89 employees) between September 15, 1994 and February 28, 1995.

     In November 1994, the Company announced a restructuring and workforce reduction resulting in a significant reduction in employees as of January 1, 1995. Prior to the workforce reduction, as of December 31, 1994 the Company had 205 employees, including 39 employees of the Company's management subsidiary which manages certain ATSF properties. Immediately following the effective date of the workforce reduction the Company had 129 employees, including 33 employees of the management subsidiary.

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

ITEM 2. PROPERTIES

     Catellus' principal executive office is located in San Francisco, and it has regional or field offices in five other locations in the United States. Catellus believes that its property and equipment are generally well maintained, in good condition and adequate for its present needs.

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

     City of Richmond, et al. v. United States of America, et al. (United States
     ------------------------------------------------------------
District Court, Northern District of California; filed August 1989) is an action brought by the City of Richmond and Richmond Redevelopment Agency (collectively, "Richmond") and various developers against the Company and others, claiming that property, formerly Richmond Shipyard Number 2, purchased by Richmond in 1977 from the Company's predecessor, Santa Fe Land Improvement Company, is contaminated. The United States and United States Maritime Administration are also named defendants. By third-party complaint, the Company has sued Kaiser Aluminum & Chemical Corporation ("Kaiser") and James L. Ferry & Son, Inc. ("Ferry") for indemnity.

     The plaintiffs seek damages exceeding $48.6 million for environmental response costs, natural resources damages and declaratory relief under CERCLA, compensatory damages under state law theories of nuisance, trespass, negligence and strict liability, compensatory and punitive damages for alleged fraudulent concealment and indemnity, and also seek declaratory relief. The plaintiffs estimate that their environmental response costs will total approximately $16 million.

     Evidence to date indicates that the contamination at the property was the result of World War II shipbuilding operations by Kaiser between approximately 1941 and 1945. As the owner of the property at that time, the Company is a PRP under CERCLA, as is Kaiser, the tenant and operator on the property. The United States also may be considered a PRP inasmuch as Kaiser's wartime operations on the property were apparently controlled by the government. Richmond and the plaintiff developers are PRPs because they currently own and operate the property, and Ferry, a Richmond dredging contractor, may be considered a PRP because it was responsible for spreading contaminated soils on the site.

     The Company has substantial defenses to state common law claims, including the fraudulent concealment claim, and also believes that it has substantial contribution and indemnity claims against Kaiser and Ferry. In addition, the Company instituted an action against its insurers and insurers of the Company's former tenants to recover certain costs. The Company has recorded a liability for potential reimbursement of the plaintiffs' clean-up costs for this site, but has deferred part of this amount because the Company believes it is probable that it will recoup from prior tenants, operators and/or insurers substantially all of payments the Company might make.

     The California Environmental Protection Agency's Department of Toxic Substances Control has issued a remedial action plan regarding the clean-up activities at this property. The plan contains a preliminary non-binding allocation of responsibility allocating an 11% share to the Company.

     In 1994, the plaintiffs reached a settlement agreement with the United States pursuant to which the United States agreed to pay $3.6 million plus 35% of future cleanup costs. Settlement discussions between the plaintiffs and the Company are ongoing.

     The settlement between plaintiffs and the United States has been approved by the Court. As a result, the Company's CERCLA contribution claims against the United States are barred and have been dismissed. However, the Company estimates that it will recoup all or some portion of its costs and damages through its contribution and indemnity claims against Kaiser and Ferry, and from potential insurance carriers. It is not possible now to predict reliably the amount of the Company's recovery.

     The Company tendered defense of this action to its insurer, Employers Casualty Insurance Company (Employers). However, on January 6, 1994, Employers was placed into receivership. The Company, Employers and its receiver entered into a settlement agreement pursuant to which the Company has received $300,000 and the receiver and Employers stipulate that the Company has a valid claim for an additional $700,000 for past defense costs against Employers' assets in the receivership. The agreement is subject to receivership court approval. The Company does not know the extent of other claims which will be made against the assets in receivership or the extent of the assets which will be available to satisfy such claims. Therefore, the Company does not know how much, if any, of the $700,000 or future defense costs will be paid out of the assets in receivership.

     Efforts are being made to recover additional sums from other insurers, including those who provided excess coverage and insurers who issued policies to the Company's former tenants. As of March 16, 1995, agreements have been reached with several insurers pursuant to which the Company will receive approximately $1.4 million. It is not clear at this time how much additional monies will be obtained.

     The Atchison, Topeka & Santa Fe Railway Co. v. The Testate and Intestate
     ------------------------------------------------------------------------
Successors of Grace Richards, et al. (Superior Court of California, County of
------------------------------------
San Diego; filed May 1983) and Herbert Lincoln Hubbard, et al. v. The Atchison,
                               ------------------------------------------------
Topeka & Santa Fe Railway Company, Santa Fe Land Improvement Company, et al.
----------------------------------------------------------------------------
(Superior Court of California, County of San Diego; filed January 1988) are consolidated cases in which both the Company and the litigants claim title to a 550 foot by 75 foot strip of property located on and along the Santa Fe Depot site in downtown San Diego. The opposing litigants also seek damages for alleged fraud, interference with prospective economic advantage, and inverse condemnation. The trial court ruled that the Company and some of the opposing litigants each own an undivided one-half fee interest in the property, subject to a perpetual railroad easement in favor of The Atchison, Topeka & Santa Fe Railway Company. The trial court also rejected all of the opposing litigants' damage claims. The Company has appealed the portion of the trial court's judgment granting the opposing litigants a one-half undivided fee interest in the property and the opposing litigants have appealed all other aspects of the judgment. The cases are awaiting oral argument before the California Court of Appeals.

     Khachaturian v. Catellus Development Corporation, et al. (Superior Court of
     --------------------------------------------------------
California, County of Alameda; filed April 1991) is an action by an auto dealer who contracted to purchase land from the Company in an auto mall in Fremont, California, in June 1990. The complaint alleged the Company had reneged on an oral agreement to pay the plaintiff a 3% commission on each land transaction in the auto mall, and stated breach of contract, fraud, false promise, bad faith denial of contract, and quantum meruit causes of action. The Company asserted, among other things, that no such agreement existed and that it denied plaintiff's claim in good faith and with probable cause.

     In November 1993, a jury found for plaintiff on his breach of contract and bad faith denial claims, awarding him $441,780.87 in damages and $7.7 million in punitive damages. The Company believes these verdicts are not supported by the evidence or the law, and that numerous errors at trial substantially prejudiced it. The Company filed its notice of appeal on February 3, 1994. Briefing will be completed in early 1995 and a hearing on the appeal is expected during 1995.

     Truck Insurance Exchange v. City of Ontario, et al. (Superior Court of
     ---------------------------------------------------
California, San Bernardino County, Case No. RCY050056) involves a subrogation claim by insurance companies for the Ontario Auto Center dealerships against adjacent property owners, including the Company, for damages of approximately $4.5 million caused by sand blowing onto auto dealers' properties. As described above, the Company's insurer in this matter, Employers, has filed for receivership. At this time, the Company is unable to ascertain what impact, if any, the receivership will have upon the Company's coverage for indemnification and defense costs in this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 1994.

EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

     The following persons are the executive officers of Catellus.


NAME                     AGE   POSITION
----                     ---   --------

Nelson C. Rising          53   President and Chief Executive Officer
Timothy J. Beaudin        36   Vice President Property Operations
J. Todd Bender            38   Vice President Development
Jeffrey K. Gwin           56   Vice President Development
William C. Matheson       42   Vice President Sales and Land Management
Don Parker                50   Vice President Bay Area Development
Douglas B. Stimpson       38   Vice President Finance
Maureen Sullivan          40   Vice President Law, General Counsel and Secretary
Theodore L. Tanner        47   Vice President Development
David M. Perna            42   Controller

     Additional information concerning the business background of each executive officer of Catellus is set forth below:

     Mr. Rising has served as President and Chief Executive Officer and a Director of Catellus since September 1994. For more than five years prior to joining Catellus, Mr. Rising was a Senior Partner of Maguire Thomas Partners, a Los Angeles-based commercial developer with projects in Southern California, Dallas and Philadelphia.

     Mr. Beaudin was elected Vice President Property Operations in February 1995. For more than five years prior to that, Mr. Beaudin served as Senior Vice President - Managing Officer of Financial Services at CB Commercial Real Estate Group, a national real estate brokerage firm.

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

     Mr. Parker was elected Vice President Bay Area Development in March 1995. From January 1994 to March 1995, Mr. Parker was the Executive Director of the Alameda Reuse and Redevelopment Authority for the conversion of the naval air station. For more than five years prior to that, Mr. Parker was a partner and project director of the Marina Village Mixed-Use Community in Alameda, California.

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

     Mr. Perna joined Catellus as Controller in March 1990. He had served as Director of Internal Audit for SFP from 1988 to 1990.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock commenced trading on December 5, 1990 and is traded on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Stock Exchange under the symbol "CDX." The following table sets forth the high and low sale prices of the common stock, as reported on the New York Stock Exchange Composite Tape, during the periods indicated.


                                               High       Low
                                               ----       ---
1990
  Fourth Quarter (from December 5, 1990)...   $10 3/4   $  8 1/2

1991
  First Quarter............................   $15       $  8 3/4
  Second Quarter...........................    14 1/4     11 7/8
  Third Quarter............................    12 3/8     10
  Fourth Quarter...........................    10 1/4      7 3/4

1992
  First Quarter............................   $11 3/4   $  9 1/2
  Second Quarter...........................    10 3/4      7 7/8
  Third Quarter............................     8 3/8      6 1/8
  Fourth Quarter...........................     6 7/8      6 1/8

1993
  First Quarter............................   $ 8 1/4   $  6 3/8
  Second Quarter...........................     7 1/8      5 3/4
  Third Quarter............................     8 1/8      6 3/8
  Fourth Quarter...........................     9 1/8      7 3/8

1994
  First Quarter............................   $ 8 1/2   $  6 1/4
  Second Quarter...........................     7 5/8      6 1/8
  Third Quarter............................     7 7/8      6 1/4
  Fourth Quarter...........................     7 1/4      5 3/8


     No cash dividends have been paid on the Company's common stock and the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future. The most restrictive of the Company's loan agreements limit dividends to $27.6 million per year.

     At March 1, 1995, there were approximately 59,603 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA  (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following selected income statement and balance sheet data with respect to each of the years in the five-year period ended December 31, 1994 have been derived from the annual Consolidated Financial Statements. The operating and cash flow data have been derived from the Company's underlying financial and management records and are unaudited. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of results of operations for 1994, 1993 and 1992.



                                                                           YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------------

                                                             1994         1993        1992       1991       1990
                                                           ---------   ----------   --------   --------   --------

INCOME STATEMENT DATA:
Revenue:
 Property sales.........................................   $ 53,771     $ 72,569    $ 83,956   $ 60,048   $ 68,665
 Rentals................................................    102,307      106,358      96,542     85,387     80,509
 Total..................................................    175,409      190,451     186,185    152,969    158,246

Costs and Expenses:
 Cost of property sold..................................     40,385       39,327      43,678     16,289     14,536
 Operating and maintenance..............................     28,825       30,684      30,792     31,102     27,458
 Interest...............................................     24,671       43,959      53,221     44,677     42,935
 Total..................................................    152,015      173,459     183,800    144,687    132,644

Non-recurring expenses
 Restructuring costs....................................      3,100            -           -          -          -
 Litigation costs.......................................          -        8,300           -          -          -
 Conversion of debenture................................          -       29,552           -          -          -
Write-down of property to net realizable value..........     24,100       32,500           -          -          -

Income (loss) before extraordinary expense..............     (2,447)     (45,352)      1,177      5,023     21,253
Extraordinary expense related to early extinguishment
 of debt, net of income tax benefits (1)................          -       (7,401)          -          -          -

Net income (loss) (1)...................................   $ (2,447)    $(52,753)   $  1,177   $  5,023   $ 21,253
Preferred stock dividends...............................     23,813       16,132           -          -          -
Net income (loss) available to common stockholders......   $(26,260)    $(68,885)   $  1,177   $  5,023   $ 21,253
                                                           --------     --------    --------   --------   --------

Earnings (loss) available to common stockholders (2):
  Before extraordinary expense..........................      $(.36)    $   (.87)       $.02       $.09   $    .39
  Extraordinary expense (1).............................          -         (.10)          -          -          -
                                                           --------     --------    --------   --------   --------

  Net income (loss).....................................      $(.36)    $   (.97)       $.02       $.09   $    .39
                                                           ========     ========    ========   ========   ========

Average number of common shares outstanding.............     72,967       70,834      53,976     53,973     53,973


                                                                        HISTORICAL COST BASIS INFORMATION
                                                                               AS OF DECEMBER 31,
                                                   ------------------------------------------------------------------
                                                      1994          1993          1992          1991          1990
                                                   -----------   -----------   -----------   -----------   ----------

BALANCE SHEET DATA:
 Total properties...............................   $1,087,119    $1,091,832    $1,129,634    $1,108,263    $  988,996
 Total assets...................................    1,207,363     1,373,827     1,208,887     1,189,029     1,063,321
 Mortgage and other debt........................      530,641       663,764       887,185       862,557       741,402
 Stockholders' equity...........................      499,689       525,949       145,923       144,686       139,656

                                                                     CURRENT VALUE BASIS INFORMATION(3)
                                                                             AS OF DECEMBER 31,
                                                   ------------------------------------------------------------------
                                                      1994          1993          1992          1991          1990
                                                   ----------    ----------    ----------    ----------    ----------
BALANCE SHEET DATA:
 Total properties...............................   $1,781,182    $1,712,217    $2,123,816    $2,488,446    $2,710,036
 Total assets...................................    1,861,831     1,952,513     2,163,561     2,526,644     2,751,000
 Stockholders' equity...........................    1,024,596     1,002,120       963,150     1,286,440     1,575,037

                                                                  AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------------
                                                         1994          1993          1992          1991          1990
                                                   ----------    ----------    ----------    ----------    ----------
CASH FLOW DATA:
 Cash provided by (used for):
  Operating activities..........................   $   51,089    $   26,643    $   51,551    $   53,075    $   39,844
  Investing activities..........................      (80,389)      (14,981)      (55,612)     (150,422)     (150,430)
  Financing activities..........................     (100,384)      120,212         7,664       100,866        82,699
                                                   ----------    ----------    ----------    ----------    ----------
   Total........................................   $ (129,684)   $  131,874    $    3,603    $    3,519    $  (27,887)
                                                   ==========    ==========    ==========    ==========    ==========
 Capital expenditures:
  Financed......................................   $   12,616    $    2,171    $   22,201    $   65,103    $   65,330
  Not financed..................................       37,235        33,296        36,364        49,618        52,480
  Capitalized interest..........................       24,049        25,593        29,337        35,949        30,667
                                                   ----------    ----------    ----------    ----------    ----------
    Total.......................................   $   73,900    $   61,060    $   87,902    $  150,670    $  148,477
                                                   ==========    ==========    ==========    ==========    ==========
 Dividends......................................            -             -             -             -             -
  Dividends per common share(2).................            -             -             -             -             -
OPERATING DATA:
 Buildings owned (square feet)(4)...............       15,088        15,160        15,562        15,072        13,817
 Leased percentage(4)...........................         94.9%         93.6%         91.1%         85.3%         78.3%

-----------------

(1) Net income in 1993 reflects extraordinary expense relating to a redemption premium paid to a lender and write-off of deferred financing costs on the Company's $388.2 million first mortgage loan.
(2) Per share amounts are computed by dividing the appropriate amounts by the average number of shares of common stock outstanding during the period, after giving retroactive effect to the share issuance and recapitalization effected in connection with the distribution referred to in Note 3 to the Consolidated Financial Statements.
(3) Current value basis balance sheet data has been presented at December 31 of each year to provide supplemental information about management's estimates of financial position; current value is not intended to represent net realizable value or market value taken as a whole. See Item 1 of this report and Note 2 to the Consolidated Financial Statements.
(4) Includes all buildings in the Company's portfolio, including those under construction. Leased percentage excluding buildings under construction would have been 94.8%, 93.6%, 90.9%, 85.1% and 81.2%, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPANY STRATEGIES

     In September 1994, the Company began a major redesign of its organization and operations. This effort has resulted in a substantial reduction in staffing. The Company reduced its workforce by over 40% (89 employees) between September 15, 1994 and February 28, 1995. In November 1994, the Company announced a major restructuring which consists of three initiatives:
Reorganization, Decentralization and a focus on Recurring Revenue to improve the Company's long-term cash position.

Reorganization - The November 1994 restructuring resulted in a workforce reduction of 76 employees (from 209 to 133) out of the total staffing reduction noted above. Management believes these reductions, when combined with cost savings from moving the corporate headquarters to a smaller, less expensive facility and other cost-reduction measures, will result in projected annual savings of approximately $10 million. These restructuring activities resulted in a $3.1 million non-recurring operating expense in 1994. Substantially all of the restructuring charges will result in cash outlays. As of December 31, 1994, $.7 million of the restructuring charges had been paid, with the remainder to be paid over the following nine months.

Decentralization - The Company is being organized along specific customer-oriented product groups rather than by general functional areas. The business functions - developing, leasing, selling and managing - will be concentrated and focused within each of the product groups - industrial, retail, office and land development. This new, customer-oriented organization will make Catellus more competitive because each group will be staffed by professionals who understand and serve the needs of the end users of our products.

Recurring Revenue - Generating recurring revenue, rather than selling assets to balance cash flows, is an integral part of the Company's restructuring plan. The following mechanisms will be employed: exchanging non-revenue-producing assets for those which produce revenue; entering into long-term land leases of developable land rather than selling land; maximizing interim uses of land; generating additional development and management fee income; and increasing the net cash flow from existing income-producing assets. A combination of these activities and the reduction of overhead expenditures can lead Catellus to a position where it no longer needs to sell its assets to meet cash flow needs.

     Despite the change of emphasis from sales to recurring revenue, asset sales are an important ingredient in an overall growth strategy. The Company owns many assets which should be sold and the proceeds strategically redeployed. Ideally, however, these sales will be made for strategic purposes, not to meet the Company's cash flow requirements.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the aggregate costs associated with pre-development, operating and holding the Company's substantial real estate assets and paying preferred stock dividends have exceeded the revenue from property operations, development and other recurring sources. In the following table, cash flow from operating activities, as presented under generally accepted accounting principles, is adjusted (a) to remove the impact of property sales, (b) to include certain fixed charges associated with the Company's operations, (c) to include distributions from joint ventures and (d) to include net cash expended for capital improvements to the Company's properties. This results in an amount representing cash flow before sales and after fixed charges and capital expenditures. The Company believes that the presentation of the data set forth in the table below, which for 1993 and 1992 has been previously supplied in all material respects in prior Company reports, provides a helpful summary of its historical cash flows.

                                                                        YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------
                                                                     1994         1993         1992
                                                                   --------     --------     --------
                                                                      (IN THOUSANDS)
CASH PROVIDED BY OPERATING ACTIVITIES PER
 STATEMENT OF CASH FLOWS.........................                  $ 51,089     $ 26,643     $ 51,551

  Cash provided by land sales....................                   (21,491)     (17,845)     (43,361)
  Capitalized interest and property taxes........                   (26,507)     (28,158)     (32,597)
  Preferred stock dividends......................                   (24,145)      (9,847)           -
  Debt amortization payments.....................                    (7,626)      (1,655)      (1,467)
  Distributions from joint ventures..............                       386        1,070          926

  Capital expenditures:
   Cash expenditures.............................                   (47,393)     (32,902)     (55,305)
   Development borrowings........................                    20,553       10,815       26,289
                                                                   --------     --------     --------

CASH FLOW BEFORE SALES AND AFTER FIXED CHARGES
 AND CAPITAL EXPENDITURES........................                  $(55,134)    $(51,879)    $(53,964)
                                                                   ========     ========     ========


     The Company has relied primarily on proceeds from property sales to meet the cash flow shortfalls in the table above. Proceeds from sales of properties, net of required debt paydowns, totalled $35.3 million in 1994, $48 million in 1993 and $59.3 million in 1992. Remaining cash shortfall amounts have been met through use of available cash.

     In order to meet future cash flow requirements, the Company intends to shift its focus from the sale of assets to generating recurring revenue. This can be accomplished in a variety of ways, including exchanging non-revenue-producing assets for those which produce revenue; entering into long-term land leases of developable land rather than selling land; maximizing interim uses of land; generating additional development and management fee income; and increasing the net cash flow from existing income producing properties. A combination of these activities and the reduction of overhead costs (approximately $10 million) expected to be realized in connection with the reorganization described above can lead Catellus to a position where the need to sell property to meet cash flow requirements will be reduced over time. The Company currently anticipates net cash flow from property sales in the range of $25 to $50 million during 1995 in order to meet expected cash flow needs.

     Historically, shortfall amounts could have been reduced by limiting capital expenditures, and such a strategy could be employed in the future if necessary. In addition, as the Company puts into place its programs to reduce reliance on sales to meet cash flow needs, the capital resources available to the Company include over $200 million in non-strategic assets available for sale, as well as cash balances and working capital line availability.

Cash flow from operating activities

     Cash provided by operating activities reflected in the statement of cash flows in 1994, 1993 and 1992 was $51.1 million, $26.6 million and $51.6 million. The increase in 1994 is primarily attributable to a decrease in interest costs from refinancing of the Company's debt, and the decrease in 1993 resulted primarily from a reduction in cash generated from land sales partially offset by an increase in cash from rental operations.

     Cash generated from sales of land was $21.5 million, $17.8 million and $43.4 million in 1994, 1993 and 1992. Cash generated from rental operations increased principally because of higher occupancy from existing buildings. At December 31, 1994, the Company's total building portfolio was 94.8% leased compared to 93.6% and 90.9% at December 31, 1993 and 1992. For the five years from 1995 through 1999, leases for 13.9%, 19.7%, 13.0%, 8.1%, and 8.4% of total square footage are scheduled to expire.

Cash flow from investing activities

     Net cash flow from investing activities reflected in the statement of cash flows decreased $65.4 million from 1993 to 1994 and increased $40.6 million from 1992 to 1993. The decrease in 1994 is primarily attributable to the investment of cash into short-term commercial paper and government securities, a reduction in proceeds from sales of operating properties and an increase in capital expenditures. The increase in 1993 resulted primarily from a reduction in capital expenditures and an increase in proceeds from sales of operating properties. Net cash used for investing activities included capital expenditures totalling $73.9 million, $61.1 million and $87.9 million in 1994, 1993 and 1992; such amounts include capitalized interest and property taxes totalling $26.5 million, $28.2 million and $32.6 million, respectively.

Cash flow from financing activities

     Net cash used by financing activities reflected in the statement of cash flows in 1994 was $100.4 million; net cash provided by financing activities in 1993 and 1992 was $120.2 million and $7.7 million. These amounts reflect borrowing and repayment activity relating to operating properties (including principal amortization), capital expenditures and general corporate purposes. The 1994 and 1993 amounts reflect principally the net proceeds from the Series A and B preferred stock offerings, and the use of a part of those proceeds to repay debt, as described below. In 1994, the Company also closed $9 million of mortgage loans and a $12.2 million secured term loan for previously financed projects. Proceeds from these loans were used to repay construction loans. The Company also closed construction loans totalling $2.2 million.

     At December 31, 1994, the Company had total outstanding debt of $530.6 million, of which 75% was non-recourse to the Company and secured by the underlying property only, 21% was recourse to the Company and also secured by underlying property, and 4% was unsecured. During the next twelve months, $78.1 million of debt matures; 88% of this amount is construction financing or intermediate term loans, which are expected to be extended, refinanced and converted into permanent loans or repaid.

Refinancing of Prudential Mortgage Loan

     In February 1994, the Company refinanced its $388.2 million mortgage loan from The Prudential Insurance Company of America with cash generated from the issuance of preferred stock and a $280 million mortgage loan due March 1, 2004. In connection with this refinancing, the Company also paid down $10 million of another mortgage loan from Prudential due January 1, 1996, and incurred an extraordinary expense of $11.9 million ($7.4 million, net of income tax benefits). This extraordinary expense consisted of a $10 million redemption premium paid to Prudential and the write-off of deferred financing costs associated with the $388.2 million loan. The reduced interest resulting from the above debt paydowns, as well as other debt paydowns in 1993 and 1994, was partially offset by the increased dividend requirements of the preferred stock sold in 1993.

Conversion of Debenture and issuance of Series A and Series B Preferred Stock

     In February 1993, the Company restructured a portion of its debt. At that time, Bay Area Real Estate Investment Associates L.P. (BAREIA) converted a debenture (which then had an accreted balance of $111.4 million) into common stock with a value of $141 million. At the same time, the Company issued 3,449,999 shares of Series A preferred stock for $172.5 million. BAREIA purchased 40.7% of the issuance, the same percentage as its common stock ownership.

     The net proceeds of $164.4 million were used to repay $69 million of an unsecured revolving credit facility and to invest $50 million in securities held for the refinancing of the Company's $388.2 million mortgage loan, with the remainder invested in short-term marketable securities to be used to repay debt and for general corporate purposes.

     In November 1993, the Company completed a private placement of 3,000,000 shares of Series B preferred stock for $150 million. The net proceeds of $143.5 million were used to repay $24 million of an unsecured term facility, with the remainder being used to repay debt that matures through 1997, and for general corporate purposes.

Debt covenants

     Certain of the Company's loan agreements contain restrictive financial covenants and several agreements are cross-defaulted. The most restrictive dividend and debt covenants limit annual dividends to $27.6 million and total debt to $1.9 billion. The most restrictive equity covenants require stockholders' equity on a current value basis to be no less than $800 million and on a historical cost basis to be no less than $475 million. The Company has substantial excess value, or a cushion, under the current value covenant. As it appeared that the historical cost covenant would not be met as of the end of 1994, the Company sought and obtained an amendment, effective December 31, 1994, to the most restrictive covenant changing the stockholders' equity requirement from $508 million to $475 million. As a result, as of December 31, 1994, the Company had a cushion of $24.7 million under that covenant.

Cash balances and available borrowings

     At December 31, 1994, cash, restricted cash and short-term investments totalled $52 million. In addition, the Company had available $72.9 million under its working capital facility, $10.7 million under its construction facilities (excluding amounts available under the construction facility entered into in January 1995 as described below), and $1.1 million under its secured term loan facilities.

     In January 1995, the Company entered into an $85 million revolving construction line of credit. This credit facility renews and increases a $75.5 million credit line. A new feature enables the Company to use the funds to develop projects on either owned land or land to be acquired from third parties.

     The Company's working capital facility has been extended to April 30, 1995. The Company currently is in discussions with its lenders regarding the renewal of the facility and believes it will be able to maintain, on acceptable terms, the financing required for its operations. If the facility is not renewed, the Company will be able to borrow up to $66 million and the facility would convert to a 32-month secured term loan.

     The Company reported a net loss applicable to common stockholders for the second consecutive year. The Company's future ability to generate necessary capital resources to meet its needs will depend, in part, upon its ability to reverse these results and report positive results.

RESULTS OF OPERATIONS

     The table below identifies the components of gross profit on property sales and income from operating properties. Operating properties include not only income producing properties, but also holding costs on undeveloped land.


                                               YEAR-ENDED DECEMBER 31,
                                           --------------------------------
                                             1994        1993        1992
                                           ---------   ---------   --------
                                                    (In thousands)
PROPERTY SALES
 Sales..................................    $ 53,771    $ 72,569    $83,956
 Cost of sales..........................      40,385      39,327     43,678
                                            --------    --------    -------
 Gross profit on sales..................    $ 13,386    $ 33,242    $40,278
                                            ========    ========    =======

OPERATING PROPERTIES (INCLUDING LAND)
 Rentals................................    $102,307    $106,358    $96,542
 Expenses:
   Operating and maintenance............      28,825      30,684     30,792
   Taxes other than income..............      18,150      19,726     18,204
                                            --------    --------    -------
                                              46,975      50,410     48,996
                                            --------    --------    -------
 Income from operating properties.......    $ 55,332    $ 55,948    $47,546
                                            ========    ========    =======


Comparison of 1994 to 1993

     During 1994 and 1993, the Company experienced several events that significantly impacted the financial results. The 1994 results included a $3.1 million restructuring charge and a $24.1 million write-down of certain properties where carrying costs exceeded estimated net realizable value. The 1993 events are described later.

     Before the 1994 and 1993 charges described above, the Company had 1994 net income of $13.9 million, compared to 1993 net income of $10.7 million. Income before taxes was $23.4 million in 1994 compared to $17 million in 1993. The 1994 improvement was due to significantly reduced interest expense and improved results from the Company's joint ventures. Gross profit from property sales, however, was lower due to the Company's decision to retain certain assets that have recurring revenue potential. Income from operating properties decreased slightly.

     The decrease in gross profit from property sales, shown in the table above, resulted from both lower sales and higher cost basis in properties sold. Property sales in 1994 included $28.2 million from sales of buildings and land leases, which generated gross profit of $3.2 million, and land sales of $25.6 million which generated gross profit of $10.2 million. For 1993, sales and gross profit for buildings and land leases were $46.9 million and $23.3 million; land sales of $25.7 million generated gross profit of $9.9 million.

     Income from operating properties, shown in the table above, decreased only 1% from 1993, despite the sale of several buildings and land leases in late 1993 and in 1994. Excluding the negative impact of these sales, income from rental operations increased $4.5 million over 1993 due to both higher rental revenue and lower expenses. Nearly 60% of the growth in rental revenue came from existing properties, with the remainder coming from buildings completed in 1994. The increase from existing buildings was primarily the result of higher occupancy.

     Equity in earnings of joint ventures increased significantly in 1994 as a result of property sales by one joint venture and greatly improved operating results of another. Other revenue was higher because of the favorable settlement of two environmental matters. The increase in general and administrative expenses was caused by executive severance and search costs, as well as increased use of outside professional services. Interest expense decreased principally because of the refinancing of the Prudential loan at a lower interest rate, as well as paydown of other loans and the conversion of the debenture.

Comparison of 1993 to 1992

     During 1993, the Company experienced several events that significantly impacted the financial results. The 1993 results included a $29.6 million charge for the conversion of the convertible debenture into common stock, an $11.9 million extraordinary expense in connection with the Prudential refinancing, an $8.3 million reserve for a litigation award, and a $32.5 million write-down of certain properties where carrying costs exceeded estimated net realizable value. Finally, as required under current accounting guidance, the Company increased its tax expense by $3 million as a result of legislation increasing the federal corporate tax rate from 34% to 35% effective January 1, 1993.

     Before the charges described above, the Company had 1993 net income of $10.7 million, compared to 1992 net income of $1.2 million. Income before taxes was $17 million (before the charges described above) in 1993 compared to $2.4 million in 1992.

     The significant improvement in 1993 was due to a combination of factors. Income from operating properties increased, interest income increased from investment of the cash proceeds from equity offerings, and interest expense decreased from conversion of the debenture and repayment of debt. This was partially offset by lower gross profit from property sales.

     The decrease in gross profit from property sales, shown in the table above, resulted from a combination of lower sales and higher cost basis in properties sold. Property sales in 1993 included $46.9 million from sales of buildings and land leases, which generated gross profit of $23.3 million; land sales generated
sales of $25.7 million and gross profit $9.9 million.   For 1992, gross profit
included $14.9 million from the sale of buildings and land leases, a $6.4 million loss on the sale of a joint venture interest, and gross profit of $31.8 million on land sales.

     Income from operating properties, shown in the table above, increased 18% due to higher rental revenue coupled with only a slight increase in operating expenses. Nearly 85% of the growth in rental revenue came from existing properties, with the remainder coming from buildings completed in 1993. Over 80% of the increase in rental revenue from existing buildings was the result of higher occupancy and the remainder from higher rental rates.

     The increase in interest income resulted from the investment of the net proceeds of the preferred stock issuances. The increase in equity in earnings of joint ventures in 1993 was caused primarily by the suspension of recording losses incurred by Pacific Design Center. This began when the Company's interest in cumulative losses of that joint venture exceeded its original investment plus its interest in cumulative earnings. The equity in earnings of joint ventures was also affected by the 1992 sale of the Company's interest in a joint venture in a San Francisco office building. The Company's other joint ventures, as a group, showed an overall improvement in operating results compared to 1992. Interest expense decreased as a result of the conversion of the debenture as well as paydowns on the working capital facility. This decrease, however, was partially offset by other borrowings and by reduced capitalized interest due mainly to decreased construction activity.

Income Taxes

     At December 31, 1994, the Company's deferred tax liability consisted of deferred tax assets totalling $97 million and deferred tax liabilities of $209 million. Deferred tax assets included $17 million relating to net operating loss carryforwards (NOLs) of $21.3 million, $16.9 million, $6.5 million and $.3 million, which expire in 2006, 2007, 2008 and 2009, respectively. The Company's other deferred tax assets of $80 million relate primarily to differences between book and tax basis of properties. These deferred tax assets are not subject to expiration and will be realized at the time of taxable dispositions of the properties. Deferred tax liabilities in excess of deferred tax assets are often associated with the same property, with the result that the deferred tax asset will be realized in a taxable disposition, without regard to other taxable income. The Company believes it is more likely than not that it will realize the benefit of its deferred tax assets, and that no valuation allowance is required. In making this determination, the Company considered: the nature of its deferred tax assets (and liabilities); the amounts and expiration dates of its NOLs; the historical levels of taxable income; the significant unrealized appreciation of its properties, including surplus properties likely to be sold during the NOL carryforward periods; and its ability to control the timing of property sales in order to assure that deferred tax assets will be offset by deferred tax liabilities or realized appreciation.

ENVIRONMENTAL MATTERS

     Many of the Company's properties are in urban and industrial areas and may have been leased to commercial or industrial tenants who may have discharged hazardous materials. From 1992 to 1994, expensed and capitalized environmental costs, including legal fees, totalled $19.8 million. The Company expects to spend $4.5 million for such costs in 1995. These costs may increase as the Company develops its major projects.

     Future environmental costs are difficult to estimate with certainty. The Company and outside consultants have evaluated the environmental liabilities associated with most of the Company's properties, however any evaluation necessarily is based on the prevailing law and identified site conditions at that time. Although the Company closely monitors its environmental costs, the size of the portfolio precludes extensive review of every property on a regular basis.

     Environmental costs incurred in connection with operating properties and properties previously sold are expensed. At December 31, 1994, the Company's estimate of its potential liability for identified environmental costs ranged from $2.9 million to $29.8 million for properties where costs would be charged to operations. These costs are expected to be incurred over an estimated ten-year period, with a substantial portion incurred over the next five years. Costs relating to undeveloped properties are capitalized as part of development costs. At December 31, 1994, the Company's estimate of its potential liability for identified environmental costs relating to developable properties ranged from $17.6 million to $63.4 million. These costs generally will be capitalized as they are incurred, over the course of the estimated development period of approximately 20 years.

     The Company maintains a reserve for the known, probable costs of environmental remediation to be incurred in connection with operating properties and properties previously sold. Although an unexpected event could have a material impact on the results of operations for any period, the Company does not believe that such costs for identified liabilities will have a material adverse effect on its financial condition. See Note 4 to the Consolidated Financial Statements.


SUPPLEMENTAL CURRENT VALUE

     The Company annually provides a current value balance sheet in addition to historical cost financial statements. Management believes current value provides meaningful information regarding the financial condition and the value of its properties in today's real estate market.

     At December 31, 1994, stockholders' equity on a current value basis was $1.02 billion or $9.62 per share, compared to $1 billion or $9.31 per share at December 31, 1993. Assuming conversion of all Series A and B preferred stock in each year, stockholders' equity per share on a current value basis would have been $9.55 at December 31, 1994 and would have been anti-dilutive at December 31, 1993.

     At December 31, 1994, the current value of the Company's real estate properties was $1.827 billion, compared to $1.756 billion in 1993, an increase of $71 million. The table below identifies the components of this increase (in millions):

Revaluation of properties and improvements held at
beginning and end of year                                    $128

Properties sold                                               (57)
                                                             ----
Change from December 31, 1993                                $ 71
                                                             ====

     Increases in the current value of properties held at the beginning and end of the year are primarily due to operating properties, including new buildings and joint ventures.

     The current value of the Company's existing building portfolio increased $48 million (9.0%) reflecting improving market conditions. New or soon-to-be completed buildings accounted for an increase of $25 million. The current value of the Company's joint venture interests increased $29 million or 58%, due primarily to significantly improved operating results and lower debt levels at the joint venture level. Finally, values of other properties increased $26 million

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedules required under Regulation S-X promulgated under the Securities Act of 1933 are identified in Item 14 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Except for the information relating to the executive officers of the Company set forth in Part I of this Annual Report on Form 10-K, the information required by the following items will be included in the Company's definitive Proxy Statement ("1995 Proxy Statement") which will be filed with the Securities and Exchange Commission in connection with the 1995 Annual Meeting of Stockholders.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information in the section captioned "Election of Directors" in the 1995 Proxy Statement is incorporated herein by reference.

     The information in the section captioned "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1995 Proxy Statement is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information in the sections captioned "Election of Directors-- Directors' Compensation," "Employment and Severance Agreements" and "Compensation of Executive Officers" included in the 1995 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the sections captioned "Security Ownership of Directors, Nominees and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the 1995 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the section captioned "Certain Transactions" in the 1995 Proxy Statement is incorporated herein by reference.

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

     (A)(3) EXHIBITS

Exhibit
    No.
 --------

 3.1    Form of Restated Certificate of Incorporation of the Registrant (1)
 3.1A   Amendment to Restated Certificate of Incorporation of the Registrant (9)
 3.3 Form of Certificate of Designations, Preferences and Rights of $3.25 Series A Cumulative Convertible Preferred Stock (2)
 3.4    By-Laws, as amended*
 3.5 Form of Certificate of Designations, Preferences and Rights of $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock (8)
 4.1    Form of stock certificate representing Common Stock (1)
 4.9 Form of stock certificate representing $3.75 Series A Cumulative Convertible Preferred Stock (2)
 4.10 Form of stock certificate representing $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock (9)
 4.11 Loan Agreement dated as of February 16, 1994 between the Registrant and The Prudential Insurance Company of America (10)
10.1 Exploration Agreement and Option to Lease dated December 28, 1989 between the Registrant and Santa Fe Pacific Minerals Corporation (1)
10.3 Long-Term Stockholders Agreement dated as of December 29, 1989 among the Registrant, Bay Area Real Estate Investment Associates L.P. ("BAREIA"), Olympia & York SF Holdings Corporation ("O&Y") and
          Itel Corporation ("Itel") (1)
10.4 Registration Rights Agreement dated as of December 29, 1989 among the Registrant, BAREIA, O&Y and Itel (1)
10.6 Restated Tax Allocation and Indemnity Agreement dated December 29, 1989 among the Registrant and certain of its subsidiaries and Santa Fe Pacific Corporation ("SFP") (1)
10.7 State Tax Allocation and Indemnity Agreement dated December 29, 1989 among the Registrant and certain of its subsidiaries and SFP (1)
10.8 Executive Employment Agreement dated April 1, 1989 between Vernon B. Schwartz and the Registrant (4)
10.9    Registrant's Annual Performance Bonus Program (4)
10.13   Registrant's Incentive Stock Compensation Plan (4)
10.14 Management Agreement between ATSF and Catellus Management Corporation dated October 15, 1994*
10.15 Termination, Substitution and Guarantee Agreement between ATSF and the Registrant dated December 21, 1990 (5)
10.16   Registrant's Stock Option Plan (5)
10.17 Development Agreement dated April 1, 1991 between the Registrant and the San Francisco Board of Supervisors (6)

Exhibit
  No.         Exhibits
-------       --------

10.21   Executive Stock Option Plan (3)
10.21A  Amended and Restated Executive Stock Option Plan (9)
10.25   Agreement dated as of January 14, 1993 between the Registrant and
          BAREIA (7)
10.25A  Amendment No. 1 to Agreement, dated as of January 14, 1993 between the
          Registrant and BAREIA*
10.26 Form of First Amendment to Registration Rights Agreement among the Registrant, BAREIA, O&Y and Itel (7)
10.27 Form of Stockholders Agreement among the Registrant, BAREIA, O&Y and Itel (7)
10.28 Agreement dated February 22, 1994 between the Registrant and Vernon B. Schwartz (9)
10.29 Executive Employment Agreement dated July 27, 1994 between the Registrant and Nelson C. Rising*
10.30 Executive Employment Agreement dated February 10, 1995 between the Registrant and Timothy J. Beaudin*
10.31 Stock Option Agreement dated July 27, 1994 between the Registrant and Joseph R. Seiger*
10.32   Special Severance Pay Plan and Summary Plan Description*
10.33   Form of Memorandum Regarding Reduction-In-Force Program*
10.34 Consulting Agreement dated December 23, 1994 between the Registrant and James G. O'Gara*
10.35   Memorandum of Understanding dated December 22, 1994, addressed to
          James W. Augustino*
10.36 Memorandum of Understanding dated December 19, 1994, addressed to Thomas W. Gille*
21.1    Subsidiaries of the Registrant*
23.1    Consent of Independent Accountants*
23.2    Consent of Independent Real Estate Appraisers*
24.1 Powers of Attorney from directors with respect to the filing of the Form 10-K*
27      Financial Data Schedule*

     The Registrant has omitted instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10 percent of the assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of such instrument to the Commission upon request.

  (b)  Reports on Form 8-K

     None.

-----------
*    Filed with this report on Form 10-K.

(1) Incorporated by reference to Exhibit of the same number of the Registration Statement on Form 10 (Commission File No. 0-18694) as filed with the Commission on July 18, 1990 ("Form 10").
(2) Incorporated by reference to Exhibit of the same number on the Form 8 constituting a Post-Effective Amendment No. 1 to the Form 8-A as filed with the Commission on February 19, 1993.
(3) Incorporated by reference to Exhibit of the same number of Registration Statement on Form S-3 (Commission File No. 33-56082) as filed with the Commission on December 21, 1992 ("Form S-3").
(4) Incorporated by reference to Exhibit of the same number of the Form 8 constituting Post-Effective Amendment No. 1 to the Form 10 as filed with the Commission on November 20, 1990.
(5) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1990.
(6) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1990, referred to therein as "Development Agreement dated February 19, 1991 between the Registrant and the San Francisco Board of Supervisors".
(7) Incorporated by reference to Exhibit of the same number of Amendment No. 2 to Form S-3 as filed with the Commission on February 4, 1993.

(8) Incorporated by reference to Exhibit of the same number on the Form 10-Q for the quarter ended September 30, 1993.
(9) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1993.
(10) Incorporated by reference to Exhibit of the same number of Amendment No. 1 to the Form 10-K for the year ended December 31, 1993.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CATELLUS DEVELOPMENT CORPORATION



                                       By /s/ Nelson C. Rising
                                          ----------------------------------
                                          Nelson C. Rising
                                          President and Chief
                                          Executive Officer



Dated:  March 30, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Catellus Development Corporation and in the capacities and on the date indicated.


     Signature                       Title                       Date
     ---------                       -----                       ----


/s/ Nelson C. Rising         President, Chief Executive      March 30, 1995
-------------------------    Officer and Director
    Nelson C. Rising         Principal Executive
                             Officer

/s/ Douglas B. Stimpson      Vice President Finance          March 30, 1995
-------------------------    Principal Financial
    Douglas B. Stimpson      Officer


/s/ David M. Perna           Controller                      March 30, 1995
--------------------------   Principal Accounting
    David M. Perna            Officer

     Signature                     Title                         Date
     ---------                     -----                         ----

            *                Director
--------------------------
    Joseph F. Alibrandi


            *                Director
--------------------------
   Darla Totusek Flanagan


            *                Director
--------------------------
     Gary M. Goodman


            *                Director
--------------------------
     Robert D. Krebs


            *                Director
--------------------------
     Judd D. Malkin


            *                Chairman of the Board,
--------------------------   Director
     Joseph R. Seiger


            *                Director
--------------------------
    Jacqueline R. Slater


            *                Director
--------------------------
    Thomas M. Steinberg


            *                Director
--------------------------
     Tom C. Stickel


            *                Director
--------------------------
     John E. Zuccotti


By  /s/ David M. Perna
  ------------------------
        David M. Perna                                       March  30, 1995
       Attorney-in-fact

                         INDEX TO FINANCIAL STATEMENTS
                            AND FINANCIAL STATEMENT
                     SCHEDULES (ITEMS 14(A)(1) AND (A)(2))
                     -------------------------------------

                                                                            Page
                                                                            ----
(A)(1) FINANCIAL STATEMENTS

Report of Independent Accountants dated February 28, 1995                   F-2
Report of Independent Real Estate Appraisers dated February 27, 1995        F-3
Consolidated Balance Sheet - Historical Cost Basis and Supplemental
   Current Value Basis at December 31, 1994 and 1993                        F-4
Consolidated Statement of Income - Historical Cost Basis
   for the years ended December 31, 1994, 1993 and 1992                     F-5
Consolidated Statement of Stockholders' Equity - Historical
   Cost Basis for the years ended December 31, 1994, 1993 and 1992          F-7
Consolidated Statement of Cash Flows - Historical Cost Basis for
   the years ended December 31, 1994, 1993 and 1992                         F-8
Consolidated Statement of Changes in Revaluation Equity - Supplemental
   Current Value Basis for the years ended December 31, 1994 and 1993       F-10
Notes to Consolidated Financial Statements                                  F-11
Summarized Quarterly Results (Unaudited)                                    F-24


(A)(2) FINANCIAL STATEMENT SCHEDULES

                                                                            Page
                                                                            ----
Report of Independent Accountants dated February 28, 1995                   S-1
Schedule II - Valuation and Qualifying Accounts                             S-2
Schedule III - Real Estate and Accumulated Depreciation                     S-3
Attachment A to Schedule III                                                S-4


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Catellus Development Corporation

    We have audited the accompanying historical cost basis consolidated balance sheet of Catellus Development Corporation and its subsidiaries (the Company) as of December 31, 1994 and 1993, and the related historical cost basis consolidated statements of income, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 1994. We have also audited the supplemental current value basis consolidated balance sheet of the Company as of December 31, 1994 and 1993 and the related supplemental current value basis consolidated statement of changes in revaluation equity for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the historical cost basis consolidated financial statements referred to above present fairly, in all material respects, the financial position of Catellus Development Corporation and its subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

    As described in Note 2, the supplemental current value basis consolidated balance sheets have been prepared by management to present relevant financial information that is not provided by the historical cost basis financial statements and are not intended to be a presentation in conformity with generally accepted accounting principles. In addition, the supplemental current value basis consolidated balance sheets do not purport to present net realizable, liquidation, or market value of the Company as a whole.

    Current values of real estate are estimated by management in accordance with the procedures described in Note 2, which included receipt of an appraisers' concurrence report from Landauer Associates, Inc. We have tested the procedures used by management in arriving at their estimate of current value and have tested the underlying documentation. In the circumstances, we believe the procedures are reasonable and the documentation appropriate. Because of the subjectivity inherent in any estimate of current value of real estate, and because, generally, the Company's real estate assets are held for long-term operation and appreciation and thus are not presently for sale, amounts realized by the Company from the operation and ultimate disposition of real estate assets may vary significantly from the current values presented.

    In our opinion, the supplemental consolidated current value basis financial statements referred to above present fairly, in all material respects, the information set forth therein on the basis of accounting described in Note 2.


/s/ Price Waterhouse LLP
------------------------
Price Waterhouse LLP
San Francisco, CA
February 28, 1995

                  REPORT OF INDEPENDENT REAL ESTATE APPRAISERS

To the Board of Directors
and Stockholders of
Catellus Development Corporation
and Price Waterhouse LLP

    We have reviewed the estimate of aggregate current value of the portfolio of real estate holdings of Catellus Development Corporation (the Company) as of December 31, 1994 and 1993. The property interests at December 31, 1994 include approximately 243 income producing buildings; 54 land lease positions; approximately 893,000 acres of undeveloped land; and 9 joint venture interests. The property interests were valued subject to tenants' leases, but before debt.

    The aggregate current value of the interests, estimated by the Company as of December 31, 1994 and 1993, was $1,781,182,000 and $1,712,217,000, respectively.
These totals represent the Company's estimate of the aggregate current value of the interests in the entire property portfolio and assume that the individual assets are marketable and would be disposed of in an orderly manner, allowing a sufficient time period for exposure of each property interest to potential purchasers. The current valuation of the portfolio has applied neither a premium nor a discount with regard to a bulk sale of the entire portfolio.

    Based upon our review, we concur with the Company's estimates of aggregate current value of the portfolio. By this we mean it is our opinion that the current value estimates by the Company are within ten percent (10%) of the aggregate value which we would estimate in a full and complete market value appraisal of the same interests. A variation of less than ten percent (10%) between appraisers implies substantial agreement as to the most probable current value of such property interests.

    The data used in our review were supplied to us in summary form by the Company. We have had complete and unrestricted access to all underlying documents. We have relied upon the Company's interpretation and summaries of leases, operating agreements, estimate of environmental remediation costs, etc. During 1993 and 1994, we physically inspected Company properties with combined individual current value estimates representing approximately 80% of the aggregate current value estimate.

    We certify that neither Landauer Associates, Inc. nor the undersigned have any present or prospective interest in the Company's properties, and we have no personal interest or bias with respect to the parties involved. To the best of our knowledge and belief, the facts upon which the analysis and conclusion were based are materially true and correct. No one other than the undersigned, assisted by members of our staff, performed the analyses and reached the conclusions resulting in the opinion expressed in this letter. Our fee for this assignment was not contingent on any action or event resulting from the analyses, opinions, or conclusions in, or the use of, this review.

    This review has been prepared in conformity with the Code of Ethics and Standards of Professional Practice of the Appraisal Institute. As of the date of this letter, James C. Kafes has completed the requirements of the continuing education program of the Appraisal Institute.

Respectfully submitted,
Landauer Associates, Inc.

/s/ James C. Kafes, MAI, CRE                    /s/ John F. Brengelman
----------------------------                    ----------------------
James C.  Kafes, MAI, CRE                       John F. Brengelman
Managing Director                               Senior Vice President
New York, NY
February 27, 1995

                        CATELLUS DEVELOPMENT CORPORATION

               CONSOLIDATED BALANCE SHEET HISTORICAL COST BASIS
                      AND SUPPLEMENTAL CURRENT VALUE BASIS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           DECEMBER 31, 1994                 DECEMBER 31, 1993
                                                     -----------------------------   -----------------------------------
                                                      SUPPLEMENTAL                    SUPPLEMENTAL
                                                     CURRENT VALUE     HISTORICAL    CURRENT VALUE        HISTORICAL
                                                     BASIS (NOTE 2)    COST BASIS    BASIS (NOTE 2)       COST BASIS
                                                     --------------   ------------   --------------   ------------------

ASSETS
Properties........................................      $1,826,853     $1,248,398       $1,756,120           $1,232,160
Less accumulated depreciation.....................               -       (161,279)               -             (140,328)
Less estimated disposition costs..................         (45,671)             -          (43,903)                   -
                                                        ----------     ----------       ----------           ----------
                                                         1,781,182      1,087,119        1,712,217            1,091,832
Other assets and deferred charges.................           9,470         49,584            8,989               51,207
Notes receivable..................................           8,480          7,961           10,098                9,579
Accounts receivable, less allowances..............          10,712         10,712            7,195                7,195
Short-term investments............................          32,645         32,645                -                    -
Restricted cash and investments...................           2,422          2,422           67,410               67,410
Cash and cash equivalents.........................          16,920         16,920          146,604              146,604
                                                        ----------     ----------       ----------           ----------
       Total......................................      $1,861,831     $1,207,363       $1,952,513           $1,373,827
                                                        ==========     ==========       ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage and other debt...........................      $  530,641     $  530,641       $  645,083           $  663,764
Accounts payable and accrued expenses.............          38,876         38,876           47,585               47,585
Deferred credits and other liabilities............          15,446         25,495           13,109               22,200
Deferred income taxes.............................         252,272        112,662          244,616              114,329
Stockholders' equity
  Preferred stock-$0.01 par value; 50,000,000
    shares authorized; 3,449,999 $3.75 Series A
    cumulative convertible shares and 3,000,000
    $3.625 Series B cumulative convertible
    exchangeable shares issued at December
    31, 1994 and 1993.............................         322,500        322,500          322,500              322,500
  Common stock-$0.01 par value; 150,000,000
    shares authorized; 72,967,236 shares
    issued at December 31, 1994 and 1993..........             730            730              730                  730
  Paid-in capital.................................         220,338        220,338          244,151              244,151
  Accumulated deficit.............................         (43,879)       (43,879)         (41,432)             (41,432)
  Revaluation equity..............................         524,907              -          476,171                    -
                                                        ----------     ----------       ----------           ----------
  Total stockholders' equity......................       1,024,596        499,689        1,002,120              525,949
                                                        ----------     ----------       ----------           ----------
       Total......................................      $1,861,831     $1,207,363       $1,952,513           $1,373,827
                                                        ==========     ==========       ==========           ==========




                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

            CONSOLIDATED STATEMENT OF INCOME HISTORICAL COST BASIS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     YEAR ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                  1994        1993        1992
                                                                ---------   ---------   ---------
REVENUE
 Property sales..............................................   $ 53,771    $ 72,569    $ 83,956
 Rentals.....................................................    102,307     106,358      96,542
 Interest income.............................................      3,739       4,120       1,158
 Equity in earnings (losses) of joint ventures...............      7,982       1,818      (2,016)
 Other-net...................................................      7,610       5,586       6,545
                                                                --------    --------    --------
                                                                 175,409     190,451     186,185
                                                                --------    --------    --------
COSTS AND EXPENSES
 Cost of property sold.......................................     40,385      39,327      43,678
 Operating and maintenance...................................     28,825      30,684      30,792
 Depreciation................................................     25,818      28,073      26,440
 General and administrative..................................     14,166      11,690      11,465
 Taxes other than income.....................................     18,150      19,726      18,204
 Interest....................................................     24,671      43,959      53,221
                                                                --------    --------    --------
                                                                 152,015     173,459     183,800
                                                                --------    --------    --------
Non-recurring expenses
 Restructuring costs.........................................     (3,100)          -           -
 Reserve for litigation costs................................          -      (8,300)          -
 Conversion of debenture.....................................          -     (29,552)          -
Write-down of property to estimated net realizable value.....    (24,100)    (32,500)          -
                                                                --------    --------    --------
                                                                 (27,200)    (70,352)          -
                                                                --------    --------    --------

INCOME (LOSS) BEFORE TAXES AND EXTRAORDINARY EXPENSE.........     (3,806)    (53,360)      2,385
                                                                --------    --------    --------

Income taxes (benefit)
 Current.....................................................        186          42          24
 Deferred....................................................     (1,545)     (8,050)      1,184
                                                                --------    --------    --------
                                                                  (1,359)     (8,008)      1,208
                                                                --------    --------    --------

Income (loss) before extraordinary expense...................     (2,447)    (45,352)      1,177

Extraordinary expense related to early retirement of debt,
  net of income tax benefit of $4,535........................          -      (7,401)          -
                                                                --------    --------    --------

NET INCOME (LOSS)............................................   $ (2,447)   $(52,753)   $  1,177
                                                                ========    ========    ========




                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                               1994        1993       1992
                                                            ----------   ---------   -------

NET INCOME (LOSS)........................................    $ (2,447)   $(52,753)   $ 1,177

   Preferred stock dividends.............................     (23,813)    (16,132)         -
                                                             --------    --------    -------

   Net income (loss) applicable to common stockholders...    $(26,260)   $(68,885)   $ 1,177
                                                             ========    ========    =======

   Income (loss) per share of common stock:
     Income (loss) before extraordinary expense..........    $   (.36)   $   (.87)   $   .02
     Extraordinary expense...............................           -        (.10)         -
                                                             --------    --------    -------
     Net income (loss)...................................    $   (.36)   $   (.97)   $   .02
                                                             ========    ========    =======

   Average number of common shares outstanding...........      72,967      70,834     53,976
                                                             ========    ========    =======




                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY HISTORICAL COST BASIS
                                 (IN THOUSANDS)

                                                                                                          RETAINED
                                                PREFERRED STOCK           COMMON STOCK                    EARNINGS
                                            ------------------------    ----------------    PAID-IN     (ACCUMULATED
                                              SHARES          AMOUNT    SHARES    AMOUNT    CAPITAL       DEFICIT)
                                              ------          ------    ------    ------    -------     ------------
Balance at December 31, 1991..............           -      $        -   53,973     $540    $117,870        $ 26,276
   Issuance of restricted stock...........           -               -        4        -          60               -
   Net income.............................           -               -        -        -           -           1,177
                                             ---------         -------   ------     ----    --------    ------------
Balance at December 31, 1992..............           -               -   53,977      540     117,930          27,453
   Issuance of common stock...............           -               -   18,990      190     140,810               -
   Issuance of Series A preferred stock...       3,450         172,500        -        -      (8,089)              -
   Issuance of Series B preferred stock...       3,000         150,000        -        -      (6,500)              -
   Series A preferred stock dividends.....           -               -        -        -           -         (13,081)
   Series B preferred stock dividends.....           -               -        -        -           -          (3,051)
   Net loss...............................           -               -        -        -           -         (52,753)
                                             ---------         -------   ------     ----    --------    ------------
Balance at December 31, 1993..............       6,450         322,500   72,967      730     244,151         (41,432)
   Series A preferred stock dividends.....           -               -        -        -     (12,938)              -
   Series B preferred stock dividends.....           -               -        -        -     (10,875)              -
   Net loss...............................           -               -        -        -           -          (2,447)
                                             ---------         -------   ------     ----    --------    ------------
Balance at December 31, 1994..............       6,450      $  322,500   72,967     $730    $220,338        $(43,879)
                                             =========      ==========   ======     ====    ========    ============



                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

          CONSOLIDATED STATEMENT OF CASH FLOWS HISTORICAL COST BASIS
                                 (IN THOUSANDS)

                                                                         YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------
                                                                       1994         1993        1992
                                                                    ----------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)................................................   $ (2,447)   $(52,753)   $  1,177
 Non-cash items included in net income (loss):
  Extraordinary expense related to early retirement of debt,
   before income tax benefit......................................          -      11,936           -
  Non-recurring expense related to conversion of debenture........          -      29,552           -
  Non-recurring expense related to reserve for litigation costs...          -       8,300           -
  Write-down of property to estimated net realizable value........     24,100      32,500           -
  Depreciation....................................................     25,818      28,073      26,440
  Deferred income taxes...........................................     (1,667)    (12,584)      1,184
  Interest accrued on convertible debenture.......................          -       1,665      13,058
  Amortization of deferred loan fees and other costs..............      2,940       5,560       4,283
  Equity in (earnings) losses of joint ventures...................     (7,982)     (1,818)      2,016
  Cost of land sold...............................................     10,768       9,624      16,999
  Gain on sale of operating properties............................     (3,201)    (22,999)    (14,887)
  Loss on sale of joint venture interest..........................          -           -       6,392
  Other-net.......................................................      3,963       2,925         257
 Changes in:
  Accounts and notes receivable...................................     (2,248)     (2,534)      3,578
  Other assets and deferred charges...............................     (5,255)     (9,649)     (4,551)
  Accounts payable and accrued expenses...........................      3,145      (1,066)     (2,408)
  Other...........................................................      3,155         (89)     (1,987)
                                                                     --------    --------    --------

Net cash provided by operating activities                              51,089      26,643      51,551
                                                                     --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures.............................................    (73,900)    (61,060)    (87,902)
 Net proceeds from sale of operating properties...................     28,192      45,009      18,268
 Net proceeds from sale of joint venture interest.................          -           -      13,096
 Distributions from joint ventures................................      7,114       1,324       2,500
 Contributions to joint ventures..................................     (6,728)       (254)     (1,574)
 Investment in short-term investments and restricted cash.........    (35,067)          -           -
                                                                     --------    --------    --------

Net cash used for investing activities............................    (80,389)    (14,981)    (55,612)
                                                                     --------    --------    --------




                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                               ----------------------------------
                                                                  1994        1993         1992
                                                               ----------   ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings.................................................   $ 328,408    $  15,493    $ 168,772
 Repayment of borrowings....................................    (462,002)    (126,533)    (161,108)
 Dividends paid.............................................     (24,145)      (9,847)           -
 Proceeds from issuance of preferred stock..................           -      322,500            -
 Stock issuance costs.......................................         (55)     (13,991)           -
 Investment in restricted cash used for reduction of debt...      67,410      (67,410)           -
 Redemption premium on early retirement of debt.............     (10,000)           -            -
                                                               ---------    ---------    ---------

Net cash provided by (used for) financing activities........    (100,384)     120,212        7,664
                                                               ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (129,684)     131,874        3,603

Cash and cash equivalents at beginning of year..............     146,604       14,730       11,127
                                                               ---------    ---------    ---------

Cash and cash equivalents at end of year....................   $  16,920    $ 146,604    $  14,730
                                                               =========    =========    =========

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
 Interest (net of amount capitalized).......................   $  22,895    $  36,901    $  35,890
 Income taxes...............................................   $     324    $      38    $      51




                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

                CONSOLIDATED STATEMENT OF CHANGES IN REVALUATION
                   EQUITY - SUPPLEMENTAL CURRENT VALUE BASIS
                                 (IN THOUSANDS)

                                                                      YEAR ENDED DECEMBER 31,
                                                                     -------------------------
                                                                         1994          1993
                                                                     ------------   ----------

REVALUATION EQUITY AT BEGINNING OF YEAR...........................      $476,171    $ 817,227

Revaluation equity attributable to properties sold................       (21,564)     (43,841)

Increase (reduction) in value of properties held at beginning
 and end of year..................................................       127,915     (344,883)

Other decrease (increase) in historical cost of properties, net...       (30,905)       4,373
Decrease (increase) in estimated disposition costs................        (1,768)      10,554
Decrease (increase) in deferred taxes, net of historical cost.....        (9,323)      33,864
Decrease in value of other assets, net of liabilities.............       (15,619)      (1,123)
                                                                        --------    ---------

REVALUATION EQUITY AT END OF YEAR.................................      $524,907    $ 476,171
                                                                        ========    =========




                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  DESCRIPTION OF BUSINESS

    Headquartered in San Francisco, Catellus Development Corporation (the Company) is an owner, developer and manager of industrial, retail and office projects. These properties and the Company's other land holdings and joint venture interests are located in major markets in California and 11 other states. The Company develops and manages its operating properties which consist primarily of industrial facilities and a limited number of office and retail buildings located in California, Arizona, Illinois and Texas. The Company has substantial undeveloped land holdings primarily in California, Texas, New Mexico and Utah.

NOTE 2.  CURRENT VALUE PRESENTATION

Current value reporting

    Current value basis consolidated balance sheets presented as of December 31, 1994 and 1993 provide supplemental information about the economic condition of the Company. Because of the low historical cost basis of the Company's real estate assets, management believes that the historical cost basis presentation used in customary financial statements does not reflect the true economic value of the Company's holdings. Current value reporting provides recognition that, over time, real property generally appreciates in value, and that value may be realized through the development process and effective management of income producing assets. It does not represent the net realizable value of the Company as a whole, nor does it contemplate liquidation or a distressed sale of the Company's assets. Management believes that current value information provides meaningful information regarding the Company's economic condition and the value of its holdings in today's real estate market.

    Current value accounting continues to represent an experimental approach; authoritative criteria have not been established for its preparation and presentation. As experimentation continues, preparation and presentation methods may be modified in future reporting periods.

Basis of valuation

    The following methods for estimating current value are based on management's best judgments regarding the economy, market trends and operating results.
These factors cannot be precisely quantified and verified. As a result, estimates may change based on ongoing evaluation of future economic and market trends.

    Buildings-The Company estimates the current value of buildings using the discounted cash flow method. Operating cash flows were projected based on current lease terms and management's estimate of potential future rents, operating costs, tenant improvement costs, leasing commissions and structural repairs. Buildings were assumed sold after a ten year holding period. Sales prices were determined by capitalizing stabilized income in the year following sale at capitalization rates ranging from 9% to 14.5% in 1994 and 9% to 13% in 1993. Operating cash flows and cash from property sales were discounted back to the balance sheet date at discount rates ranging from 10% to 14% in 1994 and 1993.

    Land leases-The Company generally estimates the current value of land leases using the discounted cash flow method, where annual cash flows are projected based on existing lease agreements and management's estimate of future rents and operating costs. The underlying land was assumed sold at the expiration of the lease term and, where applicable, exhaustion of all renewal options. Land values were based on the direct sales comparison approach and were projected to increase at an annual rate of 3% through the date of sale. The projected cash flow for each lease together with the projected sales price, less estimated costs to ready the property for sale, were discounted back to the balance sheet date using a discount rate of 10% for both 1994 and 1993.

                       CATELLUS DEVELOPMENT CORPORATION

    Joint venture investments-Current values for investments in joint ventures represent the Company's proportionate equity in the underlying net assets of the ventures. The current values of assets and liabilities of joint ventures were based on methods and assumptions similar to those used to estimate the current values of similar assets and liabilities of the Company.

    Undeveloped land-Estimates of current value are made primarily using the direct sales comparison method. However, in cases where relevant comparable sales data is not available, current value is estimated using the residual land analysis method.

    Under the direct sales comparison approach, recent sales of similar properties are used as a basis for estimating current value. Current value estimates for large contiguous parcels include a discount to reflect current market absorption rates for undeveloped land.

    Under the residual land analysis approach, current value is derived based on anticipated future cash flows associated with the Company's intended development plan. Infrastructure costs, development costs (including costs to remediate known environmental contamination), operating cash flow and a residual sales amount are projected over an assumed period of development and operation. These amounts are discounted to the balance sheet date using a discount rate the Company believes is appropriate given the level of project risk.

    Environmental costs-Current values calculated using the above methods are adjusted to reflect the estimated costs to remediate known environmental contamination.

    Estimated disposition costs-Selling commissions and other estimated disposition costs have been provided at 2.5% of the current value of the Company's properties and joint venture investments.

    Deferred income taxes-Deferred income taxes on a current value basis represent the present value of estimated income tax payments based on projections of taxable income through the year 2028 for 1993 and 2029 for 1994. The differences between the current value and historical cost bases of the Company's properties should be realized over an extended, indefinite period of time through future operations or sales. The Company has no current intention of selling any significant portion of its operating properties and fully expects that current values will be realized through operations. The projections of taxable income are based on cash flow assumptions and include anticipated sales of currently owned properties, as well as projected investment in properties currently planned for development. The projections reflect deductions for anticipated depreciation on developed properties and other holding costs. The deferred tax calculations are based on the current provisions of the Internal Revenue Code. The discount rate used to compute the present value of income taxes is similar to the rate used to compute the current values of real estate assets which are the source of the taxable income.

    Other assets and liabilities-Certain deferred assets and liabilities have been excluded from the current value balance sheet because they are already considered in the current value of real estate assets or have no current value. The remaining amounts are carried in the current value balance sheet at historical costs which approximate current value. Assessment district debt in 1993 is reflected in the current values of related properties. As a result, current value has been reduced by this debt and no current value amount has been reflected in the caption "mortgage and other debt." In 1994, such debt is not reflected in the current values of related properties, but instead is reflected separately in the caption "mortgage and other debt".

                        CATELLUS DEVELOPMENT CORPORATION

    Revaluation equity-The difference between the current value basis and historical cost basis of the Company's assets and liabilities is reported as revaluation equity in the stockholders' equity section of the consolidated current value basis balance sheet. The components of revaluation equity at December 31, 1994 and 1993 are as follows (in thousands):

                                                                        1994         1993
                                                                     ----------   ----------
Excess of current values over historical cost of properties.......   $ 739,734    $ 664,288
Estimated disposition costs.......................................     (45,671)     (43,903)
Net reduction of current values of other assets and liabilities
  over historical cost............................................     (29,546)     (13,927)
Excess of present value of estimated deferred taxes over
  historical cost basis deferred taxes............................    (139,610)    (130,287)
                                                                     ---------    ---------
Total revaluation equity..........................................   $ 524,907    $ 476,171
                                                                     =========    =========

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

     On February 11, 1993, BAREIA converted the Debenture (which then had an accreted value of $111.4 million) into common stock with a value of $141 million. This is treated as a non-cash item in the statement of cash flows. After the conversion, BAREIA owned 40.7% of the outstanding common stock. At that time, the Company incurred a non-recurring non-cash expense of $29.6 million ($28.3 million, net of income tax benefit), representing the excess of the value of the common stock issued over the accreted value of the Debenture at the date of conversion. Concurrently with the conversion, the Company issued 3,449,999 shares (of a total 3,500,000 authorized) of $3.75 Series A Cumulative Convertible Preferred Stock (Series A preferred stock) for $172.5 million, of which BAREIA purchased 1,405,702 shares (approximately 40.7% of the total). The Series A preferred stock has an annual dividend of $3.75 per share, a stated value of $50 per share and a liquidation preference of $50 per share plus accrued and unpaid dividends. It is convertible into common stock at a price of $9.06 per common share, subject to adjustment in certain events. It is also redeemable, at the option of the Company, at any time after February 16, 1996, at $52.625 per share and thereafter at prices declining to $50 per share on or after February 16, 2003.

     The net proceeds of the Series A preferred stock issuance were used to repay $69 million of the working capital facility and to invest $50 million in securities to be held for the benefit of The Prudential Insurance Company of America (Prudential) and committed to the paydown and refinancing of the Company's $388.2 million first mortgage loan with Prudential (Note 6). The balance of the proceeds were invested in short-term marketable securities.

                        CATELLUS DEVELOPMENT CORPORATION

     On November 4, 1993, the Company sold, in a private placement, 3,000,000 shares (of a total 4,600,000 authorized) of $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock (Series B preferred stock) for $150 million. The Series B preferred stock has an annual dividend of $3.625 per share, a stated value of $50 per share and a liquidation preference of $50 per share plus accrued and unpaid dividends. It is convertible into the Company's common stock at a price of $9.80 per common share, subject to adjustment in certain events. The Series B preferred stock is exchangeable, at the Company's option, at any time after November 15, 1995, into 7.25% Convertible Subordinated Debentures due November 15, 2018, at a rate of $50 of debentures for each share of Series B preferred stock. It is also redeemable, at the option of the Company, at any time after November 15, 1996, at $52.5375 per share and thereafter at prices declining to $50 per share on or after November 15, 2003. The proceeds of the Series B preferred stock issuance are being used to repay debt that matures through 1997, and for general corporate purposes.

     The Company has reserved 19,039,735 and 15,306,000 shares of common stock for issuance on conversion of the Series A and Series B preferred stock, respectively, and 5,400,000 shares for issuance pursuant to various compensation programs.

NOTE 4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation-The accompanying financial statements include the accounts of the Company and investees over 50% owned which are controlled by the Company. All other investees are accounted for using the equity method.

     Revenue recognition-Rental revenue, in general, is recognized when due from tenants; however, revenue from leases with rent concessions is recognized on a straight-line basis over the initial term of the lease. Direct costs of negotiating and consummating a lease are deferred and amortized over the term of the related lease.

     The Company recognizes revenue from the sale of properties using the accrual method. Sales not qualifying for full recognition at the time of sale are accounted for under the installment method. In general, specific identification is used to determine the cost of sales. Estimated future costs to be incurred by the Company after completion of each sale are included in cost of sales.

     Cash, restricted cash and short-term investments-The Company considers all highly liquid investments with a maturity of three months or less at time of purchase to be cash equivalents. Restricted cash in 1994 represents amounts held in escrow in connection with a property transaction; these amounts were made available to the Company in February 1995. Restricted cash in 1993 represents amounts held for the paydown of the Company's mortgage loan with Prudential; these amounts were used to pay down this loan in February 1994. Short-term investments represent primarily commercial paper and government securities, mature within one year from time of purchase, and have an average yield of 5.42%.

     Property and deferred costs-Real estate is stated at the lower of cost or estimated net realizable value. In cases where the Company determines that the carrying costs for properties held for sale exceeds estimated net realizable value, or an impairment has been sustained, a write-down to estimated net realizable value is recorded. A property is considered impaired when it is probable that the property's estimated undiscounted future cash flow is less than its book value. This evaluation is made on a property by property basis. The Company capitalizes construction and development costs. Costs associated with financing or leasing projects are also capitalized and amortized over the period benefitted by those expenditures.

                       CATELLUS DEVELOPMENT CORPORATION

     Depreciation is computed using the straight-line method. Buildings and improvements are depreciated using lives of between 20 and 40 years. Tenant improvements are depreciated over the primary terms of the leases (generally 3-15 years), while furniture and equipment are depreciated using lives ranging between 3 and 10 years.

     Maintenance and repair costs are charged to operations as incurred, while significant improvements, replacements and major renovations are capitalized.

     Allowance for uncollectible accounts-Accounts receivable are presented net of an allowance for uncollectible accounts totalling $1.9 million at December 31, 1994 and 1993. The provision for uncollectible accounts in 1994, 1993 and 1992 totalled $1.0 million, $.1 million and $.9 million, respectively.

     Environmental Costs-The Company incurs on-going environmental remediation costs, including clean-up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean-up, litigation defense, and the pursuit of responsible third parties. Costs incurred in connection with operating properties and properties previously sold are expensed. Costs relating to undeveloped land are capitalized as part of development costs. Environmental costs charged to operations for 1994, 1993 and 1992 were $4.6 million, $5.5 million and $4.9 million. Environmental costs capitalized in 1994, 1993 and 1992 were $1.2 million, $1.4 million and $2.2 million. The Company maintains a reserve, included in the caption "deferred credits and other liabilities", for known, probable costs of environmental remediation to be incurred in connection with operating properties and properties previously sold. This reserve was $8.4 million and $5.6 million at December 31, 1994 and 1993. When there is a legal requirement for environmental remediation of developable land, the Company will accrue for the estimated cost of remediation and capitalize that amount. Where there is no legal requirement for remediation, costs will be capitalized, as incurred, as part of the project costs.

     The Company also considers potential future costs of environmental remediation relating to individual development properties in conjunction with its analysis of current value and net realizable value. The current value of the Company's properties reflect the Company's best estimate of possible remediation costs.

     Income taxes-Income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting basis of the Company's assets and liabilities. In estimating future tax consequences, all expected future events are considered except for potential income tax law or rate changes.

     Earnings per share-Net income (loss) per share of common stock is computed by dividing net income (loss), after reduction for preferred stock dividends, by the weighted average number of shares of common stock outstanding during the year. Fully diluted earnings per share amounts have not been presented because assumed conversion of the Series A and Series B preferred stock would be anti-dilutive for all relevant periods. Assuming conversion of the Debenture on January 1, 1993, the net loss and loss before extraordinary item for 1993 would have been $.93 and $.84 per share.

     Reclassifications-Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

                        CATELLUS DEVELOPMENT CORPORATION

NOTE 5.  RESTRUCTURING OPERATIONS

     In September 1994, the Company began a major redesign of its organization and operations. This effort has resulted in a substantial reduction in staffing. The Company reduced its workforce by over 40% (89 employees) between September 15, 1994 and February 28, 1995.

     In November 1994, the Company announced a major restructuring which consists of three initiatives: reorganization, decentralization and a focus on recurring revenue to improve the Company's long-term cash position. The November 1994 restructuring resulted in a workforce reduction of 76 employees (from 209 to 133) out of the total staffing reduction noted above. This restructuring, which is expected to be implemented over the next year, resulted in a $3.1 million non-recurring operating expense in 1994. Costs associated with the restructuring included $1.9 million related to employee termination benefits, $.8 million related to lease cancellation fees and costs attributable to permanently idle leased facilities, and $.4 million for the consolidation of operations. Substantially all of the restructuring charges will result in cash outlays. As of December 31, 1994, $.7 million of the restructuring charges had been paid.

NOTE 6.  MORTGAGE AND OTHER DEBT

     Mortgage and other debt at December 31, 1994 and 1993 consisted of the following (in thousands):

                                                                         1994        1993
                                                                       ---------   ---------
First mortgage loan, interest at an average rate of 8.71%, due at
  various dates through March 1, 2004(a)............................    $274,776    $388,150
First mortgage loans, interest at 7.625% to 10.05%, due at
  various dates through March 1, 2009(b)............................     115,193     118,457
Intermediate secured term loans, interest variable (7.5%
  to 9.0% at December 31, 1994), due at various dates
  through May 1, 1997(c)............................................      64,378      69,045
Term loan, unsecured, interest variable (7.75% to 8.25% at
  December 31, 1994), due December 31, 1996(d)......................      22,000      22,000
Construction loans, interest variable (7.625% to 9.125% at
  December 31, 1994), due at various dates through
  August 4, 1996(e).................................................      29,425      46,968
Mortgage loan, interest at 8.88%, due at various dates
  through August 1, 1998............................................         377         463
Assessment district bonds, interest at 4.25% to 10.43%, due at
  various dates through September 2, 2021(f)........................      24,492      18,681
                                                                        --------    --------
                                                                        $530,641    $663,764
                                                                        ========    ========

(a) The Company refinanced its $388.2 million first mortgage loan with The Prudential Insurance Company of America (Prudential) on February 18, 1994 with a $280 million first mortgage loan. In connection with this refinancing, the Company incurred an extraordinary expense of $11.9 million ($7.4 million, net of income tax benefits). This extraordinary expense, which was recognized in 1993, consisted primarily of a redemption premium paid to Prudential and the write-off of deferred financing costs associated with the $388.2 million loan. The loan is collateralized by a majority of the Company's operating properties and by an assignment of rents generated by the underlying properties. This loan has a penalty if paid prior to maturity.

                        CATELLUS DEVELOPMENT CORPORATION

(b) These first mortgage loans are collateralized by certain of the Company's operating properties and by an assignment of rents generated by the underlying properties. A majority of these loans have penalties if paid prior to maturity.

(c) The Company's secured term loans are collateralized by certain operating properties and by an assignment of rents generated by the underlying properties. At December 31, 1994, $1.1 million was available for future borrowings.

(d) The Company has a $75 million unsecured revolving facility and a $22 million unsecured term facility. In November 1994, the revolving facility was extended to April 30, 1995. As of December 31, 1994, nothing was outstanding under the revolving facility; however $2.1 million was used to provide letters of credit, leaving $72.9 million available for future borrowings.

(e) The Company's construction loans are used to finance development projects and are secured by the related land and buildings and by an assignment of rents generated by the underlying properties. In January 1995, the Company entered into an $85 million revolving construction line of credit. This credit facility renews and increases a $75.5 million credit line. A new feature enables the Company to use the funds to develop projects on either owned land or land to be acquired from third parties. At December 31, 1994, $10.7 million was available for future borrowings under all construction loans.

(f) The assessment district bonds are issued through local municipalities to fund the construction of public infrastructure and improvements which benefit the Company's properties. These bonds are secured by certain of the Company's properties.

   Certain loan agreements contain restrictive financial covenants. The most restrictive dividend and debt covenants limit annual dividends to $27.6 million and total debt to $1.9 billion; up to $180 million of this debt may be for non-property related activities. The most restrictive equity covenants require stockholders' equity on a current value basis to be no less than $800 million and on a historical cost basis to be no less than $475 million. Other covenants accelerate payment upon certain change of control events and contain negative pledges with respect to certain of the Company's properties. The Company was in compliance with all such covenants at December 31, 1994.

   The maturities of mortgage and other debt outstanding as of December 31, 1994 are summarized as follows:

                  1995             $ 78,102
                  1996               98,653
                  1997               14,807
                  1998               20,476
                  1999                8,866
                  Thereafter        309,737
                                   --------
                                   $530,641
                                   ========

     Interest costs incurred during 1994, 1993 and 1992 relating to mortgage and other debt totalled $45.8 million, $64.0 million and $78.3 million. Total interest costs, which also includes loan fee amortization and other interest costs, amounted to $48.7 million, $69.6 million and $82.6 million in 1994, 1993 and 1992. Of these amounts, $24.0 million, $25.6 million and $29.3 million were capitalized during 1994, 1993 and 1992.

                       CATELLUS DEVELOPMENT CORPORATION

NOTE 7.  INCOME TAXES

     Total income taxes (benefit) reflected in the consolidated statement of income differ from the amounts computed by applying the federal statutory rate (35% in 1994 and 1993, 34% in 1992) to income (loss) before extraordinary item as follows (in thousands):


                                                               1994        1993        1992
                                                             ---------   ---------   ---------
     Federal income tax at statutory rate.................    $(1,332)   $(18,676)     $  811
     Increase (decrease) in taxes resulting from:
       State income taxes, net of federal benefit.........         72      (1,318)        427
       Non-recurring expense related to conversion
         of Debenture (Note 3)............................          -       9,013           -
       Increase in federal rate applied to prior years'
         temporary differences............................          -       2,970           -
       Other                                                      (99)          3         (30)
                                                              -------    --------      ------
                                                              $(1,359)   $ (8,008)     $1,208
                                                              =======    ========      ======

     Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and for operating loss and tax credit carryforwards. Significant components of the Company's net deferred tax liability as of December 31, 1994 are as follows (in thousands):

Deferred tax liabilities:
     Involuntary conversions (condemnations) of property........    $ 84,354
     Capitalized interest and taxes.............................      87,341
     Like-kind property exchanges...............................      20,319
     Investments in partnerships................................      12,135
     Other......................................................       5,038
                                                                    --------
                                                                     209,187
                                                                    --------
Deferred tax assets:
     Operating loss carryforwards...............................      17,230
     Intercompany transactions (prior to spin-off)..............      16,644
     Capitalized rent...........................................      20,543
     Write-down of property to estimated net realizable value...      22,692
     Depreciation and amortization..............................       6,376
     Litigation reserve.........................................       3,333
     Environmental reserve......................................       2,560
     Other......................................................       7,147
                                                                    --------
                                                                      96,525
Deferred tax assets valuation allowance.........................           -
                                                                    --------
                                                                      96,525
                                                                    --------
     Net deferred tax liability.................................    $112,662
                                                                    ========


     During 1994, 1993 and 1992, the Company generated net operating loss carryforwards of $.3 million, $6.5 million and $16.9 million for tax purposes which expire in 2009, 2008 and 2007. Deferred income tax expense was reduced to reflect the benefit of these amounts.

                       CATELLUS DEVELOPMENT CORPORATION

     The Company increased its tax expense and related deferred tax liability by $3 million in 1993 as a result of legislation enacted in August 1993 increasing the federal tax rate from 34% to 35% commencing January 1, 1993.

NOTE 8.  JOINT VENTURE INVESTMENTS

     The Company is involved in a variety of real estate-oriented joint venture activities. At December 31, 1994, these included two hotels, one office building, a 900,000 square foot trade mart center for the contract and home furnishing industries, an apartment complex and other projects in the early stages of development.

     The Company had a loan outstanding to one of its joint ventures in the amount of $1.7 million at December 31, 1994 and 1993. The loan bears interest at one percentage point over the rate payable under the joint venture's note to its creditor bank (9.9% at December 31, 1994) and is secured by a second lien on the joint venture property. Principal and interest are due on or before February 1, 1996. At December 31, 1993, the Company had outstanding a loan and related accrued interest to a joint venture partner in the aggregate amount of $.6 million. During 1994, this amount was exchanged for additional ownership in the related joint venture.

     The condensed combined balance sheets and statements of income of the joint ventures, along with the Company's proportionate share, are summarized as follows (in thousands):

                                                     COMBINED            PROPORTIONATE SHARE
                                               --------------------     ---------------------
                                                 1994        1993         1994         1993
                                               --------    --------     --------     --------

Assets, primarily real estate..............    $359,125    $355,178     $130,669     $145,790
                                               ========    ========     ========     ========

Liabilities, primarily debt................    $408,802    $412,251     $170,986     $184,162
Venturers' deficit.........................     (49,677)    (57,073)     (40,317)     (38,372)
                                               --------    --------     --------     --------
Total liabilities and venturers' deficit...    $359,125    $355,178     $130,669     $145,790
                                               ========    ========     ========     ========

     The Company's proportionate share of venturers' deficit is an aggregate amount for all ventures. Because the Company's ownership percentage differs from venture to venture, and certain ventures have accumulated deficits while others have accumulated equity, the Company's percentage of venturers' deficit is not reflective of the Company's ownership percentage of the ventures.


                                                   COMBINED                 PROPORTIONATE SHARE
                                      -------------------------------   ---------------------------
                                        1994        1993       1992      1994      1993       1992
                                      --------    --------   --------   -------   -------   -------
Revenue............................   $138,810    $114,353   $126,294   $36,941   $30,561   $42,655
Operating and interest expenses....    113,487      95,337    108,159    25,067    24,823    38,553
Depreciation and amortization......     15,583      15,595     15,975     3,982     3,920     6,118
                                      --------    --------   --------   -------   -------   -------
Net earnings (loss) before taxes...   $  9,740    $  3,421   $  2,160   $ 7,892   $ 1,818   $(2,016)
                                      ========    ========   ========   =======   =======   =======


                       CATELLUS DEVELOPMENT CORPORATION

NOTE 9.  PROPERTY

     Property and capitalized property costs at December 31, 1994 and 1993 consisted of the following (in thousands):

                                                          1994           1993
                                                      ------------   ------------
Operating properties:
  Buildings........................................    $  441,364     $  440,583
  Land and improvements............................       102,177        112,621
Other land and improvements........................       426,762        413,222
Construction in progress...........................        40,488         45,715
Capitalized interest and property taxes............       248,138        225,660
Other (including proportionate share of joint
  ventures' net deficits of $40,317 and $38,372)...       (10,531)        (5,641)
                                                       ----------     ----------
                                                        1,248,398      1,232,160
Less accumulated depreciation......................      (161,279)      (140,328)
                                                       ----------     ----------
                                                       $1,087,119     $1,091,832
                                                       ==========     ==========

NOTE 10.  LEASES

     The Company, as lessor, has entered into noncancelable operating leases expiring at various dates through 2052. Rental revenue under these leases totalled $102.3 million in 1994, $105.1 million in 1993 and $94.7 million in 1992. Included in this revenue are rentals contingent on lease operations of $2.8 million in 1994, $3.2 million in 1993 and $3.9 million in 1992. Future minimum rental revenue under existing noncancelable operating leases as of December 31, 1994 are summarized as follows (in thousands):

   1995.............................................   $ 78,650
   1996.............................................     62,707
   1997.............................................     49,452
   1998.............................................     43,441
   1999.............................................     37,015
   Thereafter.......................................    280,941
                                                       --------
                                                       $552,206
                                                       --------

     The book value of the Company's properties under operating leases or held for rent are summarized as follows (in thousands):


                                           DECEMBER 31,
                                      -----------------------
                                         1994         1993
                                      ----------   ----------
   Buildings.......................   $ 509,752    $ 520,555
   Land and improvements...........      69,717       71,275
                                      ---------    ---------
                                        579,469      591,830
   Less accumulated depreciation...    (154,003)    (133,923)
                                      ---------    ---------
                                      $ 425,466    $ 457,907
                                      =========    =========


                       CATELLUS DEVELOPMENT CORPORATION

     The Company, as lessee, has entered into noncancelable operating leases expiring at various dates through 2033. Rental expense under these leases totalled $2.8 million in 1994, rental expense and related sublease income totalled $4 million and $1.3 million in 1993 and $5.9 million and $1.9 million in 1992. Future minimum lease payments as of December 31, 1994 are summarized as follows (in thousands):


                                                       MINIMUM
                                                       PAYMENTS
                                                       --------
   1995..............................................    $1,420
   1996..............................................     1,016
   1997..............................................       839
   1998..............................................       597
   1999..............................................       579
   Thereafter........................................     4,209
                                                         ------
                                                         $8,660
                                                         ======

NOTE 11.  TRANSACTIONS WITH AFFILIATES

     The Company has a management agreement with The Atchison, Topeka & Santa Fe Railway Company (ATSF), a subsidiary of SFP, under which the Company acts as exclusive management and selling agent for ATSF's non-operating railroad properties. Fees of $4.2 million, $4.8 million and $5.7 million were earned in 1994, 1993 and 1992, under this agreement. This agreement was renegotiated and extended in 1994 and is subject to termination by either party on 180 days notice. The earliest possible termination date is December 31, 1995.

     The Company had an agreement to exchange certain desert properties for certain ATSF properties with comparable market value. The Company transferred approximately 154,000 acres ($10.3 million market value) of primarily desert land in exchange for five developable properties in 1992. The exchange had no impact on the historical cost of the Company's total assets. The Company concluded the exchange agreement during 1992 by selling an additional 169,000 acres of desert land and 4,000 acres of mineral rights to an affiliate of ATSF and recognized a gain of $6.3 million.

     SFP leases approximately 250,000 square feet of office space in Chicago from the Company for annual rental of approximately $7 million for 1992 through 1994. SFP may terminate the lease after April 1, 1995, however, over 90% of SFP's space has been leased to tenants who currently pay rent at a rate of approximately $5 million per year. Any leases of SFP's space existing at the time of SFP's lease termination will remain in place.

NOTE 12.  EMPLOYEE BENEFIT AND STOCK OPTION PLANS

     The Company has a profit sharing and savings plan for all employees. Funding consists of employee contributions along with matching and discretionary contributions by the Company. Total expense for the Company under this plan was $.6 million, $.6 million and $.7 million in 1994, 1993 and 1992.

     The Company has various plans through which employees may purchase common stock of the Company.

                        CATELLUS DEVELOPMENT CORPORATION

     The Incentive Stock Compensation Plan (Substitute Plan) was adopted to provide substitute awards to employees whose awards under certain SFP plans were forfeited as a result of the Distribution. The number of shares, exercise price and expiration dates of these awards were set so the participant retained the full unrealized potential value of the original SFP grant. Options became exercisable after March 5, 1992 and expire from 1997 through 1999. The Company also has a Stock Option Plan under which the Board of Directors may issue options to purchase up to 250,000 shares of common stock at a price not less than the fair market value at the date of grant. Options are exercisable no earlier than six months from the date of grant and generally expire ten years after the date of grant. All options granted to date are exercisable in installments on a cumulative basis at a rate of 25% each year commencing on the first anniversary of the date of grant.

     Under the Executive Stock Option Plan, the Board of Directors may issue non-qualified stock options to officers and directors to purchase up to 4,250,000 shares of common stock at a price not less than fair market value at the date of grant. Options are exercisable no earlier than six months from the date of grant and generally expire ten years after the date of grant. Each non-management director is automatically granted an option, upon initial election to the Board of Directors, to purchase 5,000 shares of common stock at a price of 127.63% of the fair market value on the date of grant, increasing 5% on each anniversary of the grant date commencing on the sixth anniversary. The options are exercisable in installments on a cumulative basis at a rate of 20% each year. Unless otherwise provided at the time of grant, the exercise price for all other options will be the fair market value on the date of grant, increasing 5% on each anniversary of the grant date, and the options are exercisable in full on the fifth anniversary of the grant date. Options to purchase 2,083,500 shares of common stock were issued in 1994. For 1,283,500 of the options issued in 1994, the exercise price does not increase by 5% on each anniversary of the date of grant.

     Transactions under these plans during 1993 and 1994 are summarized below:

                                                                                 EXECUTIVE
                                                 SUBSTITUTE         STOCK          STOCK
                                                    PLAN         OPTION PLAN    OPTION PLAN
                                               --------------   -------------   ------------
Outstanding at December 31, 1992............         389,800          72,500         861,000
Granted.....................................               -          10,000         175,000
Expired.....................................          (4,645)         (8,500)              -
                                               -------------    ------------    ------------
Outstanding at December 31, 1993............         385,155          74,000       1,036,000

Granted.....................................               -          18,000       2,083,500
Expired.....................................        (257,435)         41,500       1,529,000
                                               -------------    ------------    ------------
Outstanding at December 31, 1994............         127,720          50,500       1,590,500
                                               =============    ============    ============

Exercise price range at December 31, 1994...   $10.70-$19.18    $7.45-$12.25    $6.98-$13.78
Exercisable at December 31, 1994............         127,720          28,675          13,000
Available for grant at December 31, 1994....               -         199,500       2,659,500

     In addition, in 1992 restrictions lapsed on a total of 4,781 shares of common stock awarded under the Substitute Plan to holders of SFP restricted stock.

                        CATELLUS DEVELOPMENT CORPORATION

     In 1994, the Company terminated its Long-Term Incentive Compensation Program. No benefits were paid under this plan.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

     In April 1991, a lawsuit was brought against the Company alleging breach of contract for a finder's fee in connection with an August 1990 sale of land in Fremont, California. On November 1, 1993, the jury returned a verdict in favor of the plaintiff and made an award of approximately $440,000 which, together with pre-judgment interest, totals approximately $600,000. Additionally, the jury awarded approximately $7.7 million in punitive damages for what it found was the Company's bad faith denial of an alleged contract. While the Company is vigorously pursuing an appeal, it provided $8.3 million as a non-recurring expense in the consolidated statement of income for the year ended December 31, 1993.

     The Company has obtained standby letters of credit and surety bonds in favor of local municipalities or financial institutions to guarantee performance on real property improvements or financial obligations. As of December 31, 1994, $29.9 million was outstanding, including a $12.4 million surety bond related to the lawsuit described above.

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

     Inherent in the operations of the real estate business is the possibility that environmental pollution conditions may relate to properties owned or previously owned. The Company may be required in the future to take action to correct or reduce the environmental effects of prior disposal or release of hazardous substances by third parties, the Company, or its corporate predecessors. Future environmental costs are difficult to estimate due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent to which such costs are recoverable from insurance.

     At December 31, 1994, management estimates that future costs for remediation of identified or suspected environmental contamination which will be treated as an expense may be in the range of $2.9 million to $29.8 million. It is anticipated that such costs will be incurred over the next ten years. The Company has provided a reserve for such costs (Note 4). Management also estimates that similar costs relating to the Company's developable properties may range from $17.6 million to $63.4 million. These amounts generally will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years. These estimates were developed based on extensive reviews which took place over several years based upon then prevailing law and identified site conditions. Because of the breadth of its portfolio, the Company is unable to review extensively each property on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies and the availability of other parties to pay some or all of such costs.

SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

     The Company's earnings and cash flow are determined to a large extent by property sales. Sales and net income have fluctuated significantly from quarter to quarter, as evidenced by the following summary of unaudited quarterly consolidated results of operations. Property sales fluctuate from quarter to quarter, reflecting general market conditions and the Company's intent to sell property when it can obtain attractive prices. Cost of sales may also vary widely because it is determined by the Company's historical cost basis in the underlying land.

                                                                1994                                       1993
                                             -----------------------------------------   ------------------------------------------
                                              FIRST     SECOND     THIRD      FOURTH       FIRST      SECOND     THIRD    FOURTH
                                             --------   -------   --------   ---------   ---------   --------   -------   -------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Property sales............................   $ 2,304    $15,272   $33,387    $  2,808    $  5,850    $ 7,247   $  4,800    $ 54,672

Rental revenue............................    25,408     26,097    25,035      25,767      25,897     27,662     27,179      25,620

Total revenue.............................    34,016     48,513    60,847      32,033      33,305     38,068     33,963      85,115

Costs and expenses
 Cost of sales............................     2,106     10,329    26,096       1,854       2,392      4,214      4,373      28,348

 All other expenses.......................    29,359     26,703    26,888      28,680      33,706     33,101     33,359      33,966

Non-recurring expenses....................         -          -         -       3,100      29,552          -      8,300           -

Write-down of property to estimated
 net realizable value.....................         -          -         -      24,100           -          -          -      32,500

Net income (loss) before
 extraordinary expense....................     1,469      6,598     5,035     (15,549)    (29,788)       400    (10,144)     (5,820)
Extraordinary expense, net................         -          -         -           -           -          -          -      (7,401)
Net income (loss).........................     1,469      6,598     5,035     (15,549)    (29,788)       400    (10,144)    (13,221)
Net income (loss) per common share:
Net income (loss) before
 extraordinary expense....................      (.06)       .01      (.01)       (.30)       (.52)      (.04)      (.18)       (.17)
 Extraordinary expense, net...............         -          -         -           -           -          -          -        (.10)
 Net income (loss) per share..............      (.06)       .01      (.01)       (.30)       (.52)      (.04)      (.18)       (.27)


                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES



To the Board of Directors
of Catellus Development Corporation


  Our audits of the consolidated historical cost basis financial statements referred to in our report dated February 28, 1995, appearing on page F-2 of this Form 10-K of Catellus Development Corporation, also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated historical cost basis financial statements.



/s/ Price Waterhouse LLP
------------------------
Price Waterhouse LLP
San Francisco, CA
February 28, 1995

                        CATELLUS DEVELOPMENT CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1994
                                 (IN THOUSANDS)

                                                             ADDITIONS
                                                      -----------------------
                                         BALANCE AT   CHARGED TO   CHARGED TO
                                         BEGINNING    COSTS AND      OTHER                 BALANCE AT
                                          OF YEAR     EXPENSES      ACCOUNTS   DEDUCTIONS    END OF
                                         ----------   ----------   ----------  ----------  ----------
YEAR
----
Year ended December 31, 1992:
 Allowance for doubtful receivables...       $3,275       $  923     $    -   $  849/(1)/       $3,349
 Reserve for abandoned projects.......          350          732          -      678/(2)/          404
 Reserve for environmental costs......        1,591        1,100      1,145        -             3,836
Year ended December 31, 1993:
 Allowance for doubtful receivables...        3,349           50          -    1,511/(1)/        1,888
 Reserve for abandoned projects.......          404          732          -      852/(2)/          284
 Reserve for environmental costs......        3,836        2,272        143      632/(3)/        5,619
Year ended December 31, 1994..........
 Allowance for doubtful receivables...        1,888        1,001          -    1,026/(1)/        1,863
 Reserve for abandoned projects.......          284          732          -       39/(2)/          977
 Reserve for environmental costs......        5,619          890      1,886        -             8,395

---------------------
Notes:
(1)  Balances written off as uncollectible.
(2)  Costs of unsuccessful projects written off.
(3)  Environmental costs incurred.

                        CATELLUS DEVELOPMENT CORPORATION
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1994
                             (DOLLARS IN THOUSANDS)

                                                                                    Cost Capitalized
                                                      Initial Cost to                  Subsequent
                                                         Catellus                    to Acquisition
                                                  -------------------------  ----------------------------------
                                                                BUILDINGS &                           CARRYING
DESCRIPTION                       ENCUMBRANCES      LAND       IMPROVEMENTS   IMPROVEMENTS             COSTS
-----------                       ------------    --------     ------------  ------------           -----------

Operating Properties.........       $418,602      $ 68,193       $ 43,191    $     447,382           $  45,183
                                    --------      --------       --------    -------------           ---------
Other land and improvements:
 Mission Bay, San Francisco,
  CA.........................              -        64,025          3,952           (5,320)/(6)/       124,695
 Other land and improvements
  less than 5% of total......         90,039       251,237         14,353          135,184              84,880
                                    --------      --------       --------    -------------           ---------
                                      90,039       315,262         18,305          129,864             209,575
                                    --------      --------       --------    -------------           ---------
Total                               $508,641      $383,455       $ 61,496    $     577,246           $ 254,758
                                    ========      ========       ========    =============           =========

                                          GROSS AMOUNT AT WHICH
                                                CARRIED                                                             LIFE ON WHICH
                                           AT CLOSE OF PERIOD                                                       DEPRECIATION
                                              (1)(2)(3)(4)                                                           IN LATEST
                                   -----------------------------------                    DATE OF                     INCOME
                                              BUILDINGS &                ACCUMULATED    COMPLETION OF    DATE       STATEMENT IS
DESCRIPTION                         LAND      IMPROVEMENTS    TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED       COMPUTED
-----------                        --------   ------------  ----------   ------------   -------------  --------    -------------
Operating Properties.........      $ 68,193     $535,756    $  603,949     $144,834        various     various          (5)
                                   --------     --------    ----------     --------
Other land and improvements:
 Mission Bay, San Francisco,
  CA.........................        64,025      123,327       187,352        2,138         N/A        various          (5)
 Other land and improvements
  less than 5% of total......       251,237      234,417       485,654        7,030         N/A        various          (5)
                                   --------     --------    ----------     --------
                                    315,262      357,744       673,006        9,168
                                   --------     --------    ----------     --------
Total                              $383,455     $893,500    $1,276,955     $154,002
                                   ========     ========    ==========     ========

---------------------------
Notes:
(1) A reserve of $977,000 against predevelopment has been established for projects to be abandoned.
(2) The aggregate cost for Federal income tax purposes is approximately $951,000,000.
(3) See Attachment A to Schedule III for reconciliation of beginning of period total to total at close of period.
(4)  Excludes investments in joint ventures and furniture and equipment.
(5) Reference is made to Note 4 to the Consolidated Financial Statements for information related to depreciation.
(6)   Net incremental revenues.

                        CATELLUS DEVELOPMENT CORPORATION
                          ATTACHMENT A TO SCHEDULE III
          RECONCILIATION OF COST OF REAL ESTATE AT BEGINNING OF PERIOD
                          WITH TOTAL AT END OF PERIOD
                                 (IN THOUSANDS)

                                                      1994          1993          1992
                                                   -----------   -----------   ----------
Balance at January 1............................    $1,259,803    $1,276,334   $1,208,553
                                                    ----------    ----------   ----------
 Additions during period:
   Acquisitions through foreclosure.............             -           523            -
   Other acquisitions...........................             -            15        1,413
   Improvements.................................        71,096        57,360       87,623
   Other:
    Reclassification from other accounts........           591             -          871
    Other.......................................             -             -          147
                                                    ----------    ----------   ----------
Total additions.................................        71,687        57,898       90,054
                                                    ----------    ----------   ----------
 Deductions during period:
   Cost of real estate sold.....................        39,883        34,554       17,443
   Other:
    Write-down of properties to estimated net
      realizable value..........................        11,800        32,500            -
    Direct write-off of costs...................         1,261         1,495
    Contribution to joint venture...............         2,120             -            -
    Write-down of property due to purchase
      price adjustments.........................             -         2,796            -
    Reclassification due to demolition..........             -         1,952           32
    Reclassification to personal property
     and other accounts.........................             -           217        1,659
    Increase reserve for abandoned projects.....           732           732          732
    Other.......................................             -           417          912
                                                    ----------    ----------   ----------
      Total deductions..........................        54,535        74,429       22,273
                                                    ----------    ----------   ----------
Balance at December 31..........................    $1,276,955    $1,259,803   $1,276,334
                                                    ==========    ==========   ==========

             RECONCILIATION OF REAL ESTATE ACCUMULATED DEPRECIATION
               AT BEGINNING OF PERIOD WITH TOTAL AT END OF PERIOD
                              (IN THOUSANDS)

                                   1994        1993        1992
                                 ---------   ---------   ---------
Balance at January 1..........    $133,923    $113,055    $ 89,134
                                  --------    --------    --------
Additions during period:
   Charged to expense.........      24,706      26,850      24,962
                                  --------    --------    --------
 Deductions during period:
   Cost of real estate sold...       4,549       4,030         152
   Other......................          78       1,952         889
                                  --------    --------    --------
    Total deductions..........       4,627       5,982       1,041
                                  --------    --------    --------
Balance at December 31........    $154,002    $133,923    $113,055
                                  ========    ========    ========

                                 EXHIBIT INDEX

Exhibit
  No.
-------

 3.1    Form of Restated Certificate of Incorporation of the Registrant (1)
 3.1A   Amendment to Restated Certificate of Incorporation of the Registrant (9)
 3.3 Form of Certificate of Designations, Preferences and Rights of $3.25 Series A Cumulative Convertible Preferred Stock (2)
 3.4    By-Laws, as amended*
 3.5 Form of Certificate of Designations, Preferences and Rights of $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock (8)
 4.1    Form of stock certificate representing Common Stock (1)
 4.9 Form of stock certificate representing $3.75 Series A Cumulative Convertible Preferred Stock (2)
 4.10 Form of stock certificate representing $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock (9)
 4.11 Loan Agreement dated as of February 16, 1994 between the Registrant and The Prudential Insurance Company of America (10)
10.1 Exploration Agreement and Option to Lease dated December 28, 1989 between the Registrant and Santa Fe Pacific Minerals Corporation (1)
10.3 Long-Term Stockholders Agreement dated as of December 29, 1989 among the Registrant, Bay Area Real Estate Investment Associates L.P. ("BAREIA"), Olympia & York SF Holdings Corporation ("O&Y") and
          Itel Corporation ("Itel") (1)
10.4 Registration Rights Agreement dated as of December 29, 1989 among the Registrant, BAREIA, O&Y and Itel (1)
10.6 Restated Tax Allocation and Indemnity Agreement dated December 29, 1989 among the Registrant and certain of its subsidiaries and Santa Fe Pacific Corporation ("SFP") (1)
10.7 State Tax Allocation and Indemnity Agreement dated December 29, 1989 among the Registrant and certain of its subsidiaries and SFP (1)
10.8 Executive Employment Agreement dated April 1, 1989 between Vernon B. Schwartz and the Registrant (4)
10.9    Registrant's Annual Performance Bonus Program (4)
10.13   Registrant's Incentive Stock Compensation Plan (4)
10.14 Management Agreement between ATSF and Catellus Management Corporation dated October 15, 1994*
10.15 Termination, Substitution and Guarantee Agreement between ATSF and the Registrant dated December 21, 1990 (5)
10.16   Registrant's Stock Option Plan (5)
10.17   Development Agreement dated April 1, 1991 between the Registrant and the San Francisco Board of Supervisors (6)
10.21   Executive Stock Option Plan (3)
10.21A  Amended and Restated Executive Stock Option Plan (9)
10.25   Agreement dated as of January 14, 1993 between the Registrant and
          BAREIA (7)
10.25A  Amendment No. 1 to Agreement, dated as of January 14, 1993 between the
          Registrant and BAREIA*
10.26 Form of First Amendment to Registration Rights Agreement among the Registrant, BAREIA, O&Y and Itel (7)
10.27 Form of Stockholders Agreement among the Registrant, BAREIA, O&Y and Itel (7)
10.28 Agreement dated February 22, 1994 between the Registrant and Vernon B. Schwartz (9)
10.29 Executive Employment Agreement dated July 27, 1994 between the Registrant and Nelson C. Rising*
10.30 Executive Employment Agreement dated February 10, 1995 between the Registrant and Timothy J. Beaudin*
10.31 Stock Option Agreement dated July 27, 1994 between the Registrant and Joseph R. Seiger*
10.32   Special Severance Pay Plan and Summary Plan Description*
10.33   Form of Memorandum Regarding Reduction-In-Force Program*
10.34 Consulting Agreement dated December 23, 1994 between the Registrant and James G. O'Gara*
10.35   Memorandum of Understanding dated December 22, 1994, addressed to
          James W. Augustino*
10.36   Memorandum of Understanding dated December 19, 1994, addressed to
          Thomas W. Gille*
21.1    Subsidiaries of the Registrant*
23.1    Consent of Independent Accountants*
23.2    Consent of Independent Real Estate Appraisers*
24.1    Powers of Attorney from directors with respect to the filing of the
          Form 10-K*
27      Financial Data Schedule*

     The Registrant has omitted instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10 percent of the assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of such instrument to the Commission upon request.

-----------
   * Filed with this report on Form 10-K.

 (1) Incorporated by reference to Exhibit of the same number of the Registration Statement on Form 10 (Commission File No. 0-18694) as filed with the Commission on July 18, 1990 ("Form 10").
 (2) Incorporated by reference to Exhibit of the same number on the Form 8 constituting a Post-Effective Amendment No. 1 to the Form 8-A as filed with the Commission on February 19, 1993.
 (3) Incorporated by reference to Exhibit of the same number of Registration Statement on Form S-3 (Commission File No. 33-56082) as filed with the Commission on December 21, 1992 ("Form S-3").
 (4) Incorporated by reference to Exhibit of the same number of the Form 8 constituting Post-Effective Amendment No. 1 to the Form 10 as filed with the Commission on November 20, 1990.
 (5) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1990.
 (6) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1990, referred to therein as "Development Agreement dated February 19, 1991 between the Registrant and the San Francisco Board of Supervisors".
 (7) Incorporated by reference to Exhibit of the same number of Amendment No. 2 to Form S-3 as filed with the Commission on February 4, 1993.
 (8) Incorporated by reference to Exhibit of the same number on the Form 10-Q for the quarter ended September 30, 1993.
 (9) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1993.
(10) Incorporated by reference to Exhibit of the same number of Amendment No. 1 to the Form 10-K for the year ended December 31, 1993.