Form 10-Q
period 1995-03-31
CATELLUS DEVELOPMENT CORP
filed 1995-05-15
CIK 865937

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           -------------------------

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 1995              COMMISSION FILE NUMBER 0-18694

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No ___
    ---

   As of April 15, 1995, there were 72,967,236 issued and outstanding shares of the registrant's common stock, $.01 par value per share.



================================================================================

                       CATELLUS DEVELOPMENT CORPORATION

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                  Page No.
                                                                                --------
     Item 1.  Financial Statements
              Consolidated Balance Sheet - Historical Cost Basis
                 at March 31, 1995 and December 31, 1994...................        2
              Consolidated Statement of Income - Historical Cost Basis
                  for the three months ended March 31, 1995 and 1994.......        3
              Condensed Consolidated Statement of Cash Flows -
                  Historical Cost Basis for the three months ended
              March 31, 1995 and 1994......................................        4
              Notes to Condensed Consolidated Financial Statements.........        5

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................        9

PART II.  OTHER INFORMATION................................................       14

SIGNATURES.................................................................       15



                       CATELLUS DEVELOPMENT CORPORATION

              CONSOLIDATED BALANCE SHEET - HISTORICAL COST BASIS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                           MARCH 31,    DECEMBER 31,
                                                             1995           1994
                                                         ------------   -------------
                                                          (Unaudited)
ASSETS
  Properties..........................................    $1,262,406      $1,248,398
  Less accumulated depreciation.......................      (167,655)       (161,279)
                                                          ----------      ----------
                                                           1,094,751       1,087,119
  Other assets and deferred charges...................        51,273          49,584
  Notes receivable....................................         8,133           7,961
  Accounts receivable, less allowances................        13,498          10,712
  Short-term investments..............................         9,796          32,645
  Restricted cash and investments.....................             -           2,422
  Cash and cash equivalents...........................        38,040          16,920
                                                          ----------      ----------
    Total.............................................    $1,215,491      $1,207,363
                                                          ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
  Mortgage and other debt.............................    $  529,951      $  530,641
  Accounts payable and accrued expenses...............        43,002          38,876
  Deferred credits and other liabilities..............        27,506          25,495
  Deferred income taxes...............................       115,938         112,662
  Stockholders' equity
    Preferred stock - $0.01 par value;
      50,000,000 shares authorized; 3,449,999 $3.75
      Series A cumulative convertible shares and
      3,000,000 $3.625 Series B cumulative convertible
      exchangeable shares outstanding..................       322,500         322,500
    Common stock - $0.01 par value;
      150,000,000 shares authorized; 72,967,236
      shares outstanding...............................           730             730
    Paid-in capital....................................       220,338         220,338
    Accumulated deficit................................       (44,474)        (43,879)
                                                           ----------      ----------
    Total stockholders' equity.........................       499,094         499,689
                                                           ----------      ----------
    Total..............................................    $1,215,491      $1,207,363
                                                           ==========      ==========




           See notes to condensed consolidated financial statements.

                       CATELLUS DEVELOPMENT CORPORATION

           CONSOLIDATED STATEMENT OF INCOME - HISTORICAL COST BASIS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   THREE MONTHS ENDED
                                                      MARCH 31,
                                                 ---------------------
                                                  1995          1994
                                                 ------        -------
                                                      (Unaudited)
REVENUE
 Property sales.................................   $ 8,215    $ 2,304
 Rentals........................................    26,634     25,408
 Interest income................................     1,312      1,108
 Equity in earnings of joint ventures...........     1,943      1,209
 Other -- net...................................       681      3,987
                                                   -------    -------
                                                    38,785     34,016
                                                   -------    -------

COSTS AND EXPENSES
 Cost of property sold..........................     2,623      2,106
 Operating and maintenance......................     6,290      7,437
 Depreciation...................................     6,409      6,518
 General and administrative.....................     3,489      4,157
 Taxes other than income........................     4,575      4,764
 Interest.......................................     6,453      6,483
                                                   -------    -------
                                                    29,839     31,465
                                                   -------    -------

INCOME BEFORE TAXES............................     8,946      2,551

Income taxes...................................     3,588      1,082
                                                  -------    -------

NET INCOME.....................................   $ 5,358    $ 1,469

  Preferred stock dividends....................     5,953      5,953
                                                  -------    -------

  Net loss applicable to common stockholders...   $  (595)   $(4,484)
                                                  =======    =======

  Net loss per share of common stock...........   $ (0.01)   $ (0.06)
                                                  =======    =======

  Average number of common shares..............    72,967     72,967
                                                  =======    =======


           See notes to condensed consolidated financial statements.

                       CATELLUS DEVELOPMENT CORPORATION

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - HISTORICAL COST BASIS
                                (IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   ---------------------
                                                                     1995         1994
                                                                   --------    ---------
                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...................................................     $  5,358    $   1,469
 Non-cash items included in net income:
   Depreciation...............................................        6,409        6,518
   Deferred income taxes......................................        3,276          637
   Amortization of deferred loan fees and other costs.........          642          604

   Equity in earnings of joint ventures.......................       (1,943)      (1,209)
   Cost of land sold..........................................          530        1,372
   Other--net.................................................        1,082          643
 Changes in operating assets and liabilities..................         (993)       4,183
                                                                   --------    ---------
Net cash provided by operating activities.....................       14,361       14,217
                                                                   --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures.........................................      (13,332)     (18,682)
 Distributions from/contributions to joint ventures, net......        1,463         (928)
 Reduction in short-term investments and
  restricted cash.............................................       25,271            -
                                                                   --------    ---------
Net cash provided by (used for) investing activities..........       13,402      (19,610)
                                                                   --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings...................................................        1,603      293,172
 Repayment of borrowings......................................       (2,293)    (410,036)
 Dividends paid...............................................       (5,953)      (6,285)
 Stock issuance costs.........................................            -           (3)
 Investment in restricted cash for future reduction of debt...            -       67,410
 Redemption premium on early retirement of debt...............            -      (10,000)
                                                                   --------    ---------
Net cash used for financing activities........................       (6,643)     (65,742)
                                                                   --------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........       21,120      (71,135)
Cash and cash equivalents at beginning of period..............       16,920      146,604
                                                                   --------    ---------
Cash and cash equivalents at end of period....................     $ 38,040    $  75,469
                                                                   ========    =========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest (net of amount capitalized).......................     $  5,744    $   6,552
   Income taxes...............................................     $      -    $       8



           See notes to condensed consolidated financial statements.

                       CATELLUS DEVELOPMENT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995


NOTE 1.  DESCRIPTION OF BUSINESS

     Headquartered in San Francisco, Catellus Development Corporation (the Company) is an owner, developer and manager of industrial, retail and office projects. These properties and the Company's other land holdings and joint venture interests are located in major markets in California and 11 other states. The Company develops and manages its operating properties which consist primarily of industrial facilities and a limited number of office and retail buildings located in California, Arizona, Illinois and Texas. The Company has substantial undeveloped land holdings primarily in California, Texas, Arizona, Illinois and New Mexico.

NOTE 2.  INTERIM FINANCIAL DATA

     The accompanying condensed consolidated financial statements should be read in conjunction with the Company's 1994 Annual Report on Form 10-K (Form 10-K) as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the interim periods.

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

     In November 1994, the Company announced a major restructuring which consisted of three initiatives: reorganization, decentralization and a focus on recurring revenue to improve the Company's long-term cash position. The November 1994 restructuring resulted in a workforce reduction of 76 employees (from 209 to 133) out of the total staffing reduction noted above. This restructuring, which is being implemented in 1995, resulted in a $3.1 million non-recurring operating expense in the fourth quarter of 1994. Costs associated with the restructuring included $1.9 million related to employee termination benefits, $.8 million related to lease cancellation fees and costs attributable to permanently idle leased facilities, and $.4 million for the consolidation of operations. Substantially all of the restructuring charges will result in cash outlays. As of March 31, 1995, $2.3 million of the restructuring charges had been paid.

NOTE 6.  MORTGAGE AND OTHER DEBT

     Mortgage and other debt at March 31, 1995 and December 31, 1994 is summarized as follows (in thousands):

                                        MARCH 31,   DECEMBER 31,
                                          1995          1994
                                        ---------   ------------
First mortgage loan - Prudential         $272,957       $274,776
First mortgage loans                      114,905        115,193
Term loan - unsecured                      22,000         22,000
Construction loans - secured               31,028         29,425
Intermediate term loans - secured          64,378         64,378
Other mortgage loans                          354            377
Assessment district bonds                  24,329         24,492
                                         --------       --------
     Total mortgage and other debt       $529,951       $530,641
                                         ========       ========

Due in one year                          $129,176       $ 78,102
                                         ========       ========

     The Company refinanced its $388.2 million first mortgage loan with The Prudential Insurance Company of America (Prudential) on February 18, 1994 with a $280 million mortgage loan due March 1, 2004 and bearing an average interest rate of 8.71%. The new loan reflects a paydown of $108.2 million, of which $81 million was required to meet loan underwriting standards and $27.2 million was paid to release selected properties from the loan. In connection with this refinancing, the Company recorded an extraordinary expense in the fourth quarter of 1993 of $11.9 million ($7.4 million, net of income tax benefits). This extraordinary expense consisted primarily of a redemption premium paid to Prudential and the write-off of deferred financing costs associated with the $388.2 million loan.

     In January 1995, the Company entered into an $85 million revolving construction line of credit. This credit facility renews and increases a $75.5 million credit line. A new feature enables the Company to use the funds to develop projects on either owned land or land to be acquired from third parties.

     In April 1995, the Company renewed its unsecured, revolving working capital line of credit which was due to expire on April 30, 1995. Upon renewal, the working capital facility was reduced to $62.5 million. As part of the renewal, the Company also amended the amortization schedule of its unsecured term loan. Of the $22 million outstanding, $10 million is now due in December 1995 and $12 million is due in December 1996. Previously the entire $22 million balance was due in December 1996.

     Interest costs relating to mortgage and other debt for the three months ended March 31, 1995 and 1994 are summarized as follows (in thousands):

                              THREE MONTHS ENDED
                                   MARCH 31,
                              -------------------
                                1995       1994
                              --------   --------

Interest expensed              $ 6,453    $ 6,483
Interest capitalized             5,761      5,864
                               -------    -------
     Total interest cost       $12,214    $12,347
                               =======    =======

NOTE 7.  PROPERTY

     Property and capitalized property costs at March 31, 1995 and December 31, 1994 consisted of the following (in thousands):

                                                      MARCH 31,     DECEMBER 31,
                                                         1995           1994
                                                     ------------   -------------
Operating properties:
  Buildings                                           $  443,322      $  441,364
  Land and improvements                                  145,516         102,177
Other land and improvements                              382,987         426,762
Construction in progress                                  45,410          40,488
Capitalized interest and property taxes                  254,112         248,138
Other (including proportionate share of joint
 ventures' net deficits of $39,837 and $40,317)           (8,941)        (10,531)
                                                      ----------      ----------
                                                       1,262,406       1,248,398
Less accumulated depreciation                           (167,655)       (161,279)
                                                      ----------      ----------
                                                      $1,094,751      $1,087,119
                                                      ==========      ==========

NOTE 8.  INCOME TAXES

     The Company's effective tax rate for the three months ended March 31, 1995 was 40.1%, a 4.4% increase over the Company's 35.7% rate for fiscal 1994 due to the effect of state income taxes.

NOTE 9.  CONTINGENCIES

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

     Costs of environmental remediation incurred in connection with operating properties and properties previously sold are expensed. At March 31, 1995, management estimates that future costs for remediation of identified or suspected environmental contamination which will be treated as an expense may be in the range of $3 to $25.9 million. It is anticipated that such costs will be incurred over the next ten years. At March 31, 1995 and December 31, 1994, the Company had a reserve of $8.6 million and $8.4 million for such costs. Management also estimates that similar costs relating to the Company's undeveloped properties may range from $17.8 million to $62.5 million. These amounts generally will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Form 10-K.


CATELLUS' STRATEGIES

          In September 1994, the Company began a major redesign of its organization and operations. This effort has resulted in a substantial reduction in staffing. The Company reduced its workforce by over 40% (89 employees) between September 15, 1994 and February 28, 1995. In November 1994, the Company announced a major restructuring. This restructuring involved staff reductions, decentralization along product groups, and a focus on generating recurring revenue rather than selling assets to balance cash flows.

     The November 1994 restructuring resulted in a workforce reduction of 76 employees (from 209 to 133) out of the total staffing reduction noted above. Management believes these reductions, when combined with cost savings from moving the corporate headquarters to a smaller, less expensive facility and other cost-reduction measures, will result in projected annual savings of approximately $10 million. These restructuring activities resulted in a $3.1 million non-recurring operating expense in 1994. Substantially all of the restructuring charges will result in cash outlays. In the fourth quarter of 1994 and the first quarter of 1995, $.7 million and $1.6 million of the restructuring charges were paid, with the remaining $.8 million to be paid over the following six months.

     The restructuring initiated in late 1994 has begun to produce savings in 1995-- approximately $3 million in the first quarter. As a result of the restructuring, general and administrative costs declined by $.7 million, overhead costs associated with operating the portfolio declined by $1 million and overhead costs associated with property sales declined by $.5 million. In addition, the restructuring resulted in a $.8 million reduction in the cash cost of the Company's development program.

LIQUIDITY AND CAPITAL RESOURCES

          Historically, the aggregate costs associated with pre-development, operating and holding the Company's substantial real estate assets and paying preferred stock dividends have exceeded the revenue from property operations, development and other recurring sources. In the following table, cash flow from operating activities, as presented under generally accepted accounting principles, is adjusted (a) to remove the impact of property sales, (b) to include certain fixed charges associated with the Company's operations, (c) to include distributions from joint ventures and (d) to include net cash expended for capital improvements to the Company's properties. This results in an amount representing cash flow before sales and after fixed charges and capital expenditures. The Company believes that the presentation of the data set forth in the table below provides a helpful summary of its cash flows.

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                              1995                1994
                                                            --------            --------
                                                                   (IN THOUSANDS)
CASH PROVIDED BY OPERATING ACTIVITIES PER
 STATEMENT OF CASH FLOWS.................................   $14,361             $ 14,217

  Cash provided by land sales............................    (1,205)              (1,846)
  Capitalized interest and property taxes................    (6,389)              (6,504)
  Preferred stock dividends..............................    (5,953)              (6,285)
  Debt amortization payments.............................    (2,293)                (390)
  Distributions from (contributions to) joint ventures...     1,463                 (928)

  Capital expenditures:
   Cash expenditures.....................................    (6,943)             (12,178)
   Development borrowings................................     1,603                4,148
                                                            -------             --------
CASH FLOW BEFORE SALES AND AFTER FIXED CHARGES
 AND CAPITAL EXPENDITURES................................   $(5,356)            $ (9,766)
                                                            =======             ========

     The Company has relied primarily on proceeds from property sales to meet the cash flow shortfalls in the table above. Remaining cash shortfall amounts have been met through use of available cash.

     In order to meet future cash flow requirements, the Company intends to shift its focus from the sale of assets to generating recurring revenue. This can be accomplished in a variety of ways, including exchanging non-revenue-producing assets for those which produce revenue; entering into long-term land leases of developable land rather than selling land; maximizing interim uses of land; generating additional development and management fee income; and increasing the net cash flow from existing income producing properties. A combination of these activities and the reduction of overhead costs (approximately $10 million) expected to be realized in connection with the reorganization described above can lead the Company to a position where the need to sell property to meet cash flow requirements will be reduced over time. The Company currently anticipates net cash flow from property sales in the range of $25 to $50 million during 1995 in order to meet expected cash flow needs.

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

Cash flow from operating activities
- -----------------------------------

     Cash provided by operating activities reflected in the statement of cash flows in the first quarter of 1995 and 1994 was $14.4 million and $14.2 million. The increase in 1995 is primarily attributable to a decrease in interest costs from refinancing of the Company's debt and principal paydowns in 1994, higher income from operating properties and lower general and administrative costs. This was partially offset by lower cash generated from land sales, the payment of restructuring costs and lower receipts from environmental settlements in 1995 due to the favorable settlement of several litigation matters in 1994.

     Cash generated from sales of land was $1.2 million and $1.8 million in the first quarter of 1995 and 1994. Cash generated from rental operations increased principally because of new buildings and lower overhead costs associated with operating the portfolio. At March 31, 1995, the Company's total building portfolio for all product types was 93.6% leased compared to 94.4% at March 31, 1994 and 94.8% at December 31, 1994. The decrease in leased space from December 31, 1994 is largely due to the March 31 vacancy of a building in Southern California and the January 31 vacancy of a building in Phoenix; both of these are in improving leasing markets. Cash flow from occupancy of new buildings and higher average rental rates more than compensated for the lower occupancy at the end of the quarter.

Cash flow from investing activities
- -----------------------------------

     Net cash flow from investing activities reflected in the statement of cash flows increased $33.0 million from 1994 to 1995. The increase in 1995 is primarily attributable to the conversion of short-term commercial paper and government securities into cash and cash equivalents and a decrease in capital expenditures. Net cash used for investing activities included capital expenditures totalling $13.3 million and $18.7 million in the first quarter of 1995 and 1994; such amounts include capitalized interest and property taxes totalling $6.4 million and $6.5 million, respectively.

Cash flow from financing activities
- -----------------------------------

     Net cash used by financing activities reflected in the statement of cash flows for the first three months of 1995 was $6.6 million compared to $65.7 million for the 1994 period. These amounts reflect borrowing and repayment activity relating to operating properties (including principal amortization), capital expenditures and general corporate purposes. The 1994 amounts primarily reflect the refinancing of the Prudential mortgage loan, as described below. In January 1995, the Company entered into an $85 million revolving construction line of credit. The credit facility renews and increases a $75.5 million credit line. A new feature enables the Company to use the funds to develop projects on either owned land or land to be acquired from third parties.

     In April 1995, the Company renewed its unsecured, revolving working capital line of credit which was due to expire on April 30, 1995. Upon renewal, the working capital facility was reduced to $62.5 million from $75 million. As part of the renewal, the Company also amended the amortization schedule of its unsecured term loan. Of the $22 million outstanding, $10 million is now due in December 1995 and $12 million is due in December 1996. Previously the entire $22 million balance was due in December 1996. The Company's liquidity remains strong with $47.8 million in cash and investments and, after renewal, $62 million in working capital line availability; the Company continues to maintain excellent relationships with its lenders.

     At March 31, 1995, the Company had total outstanding debt of $530 million, of which 75% was non-recourse to the Company and secured by the underlying property only, 21% was recourse to the Company and also secured by underlying property, and 4% was unsecured. During the next twelve months, $129.2 million of debt matures; 58% of this amount is construction financing or intermediate term loans, which are expected to be extended, refinanced and converted into permanent loans or repaid.

Refinancing of Prudential Mortgage loan
- ---------------------------------------

     In February 1994, the Company refinanced its $388.2 million mortgage loan from The Prudential Insurance Company of America with a $280 million mortgage loan due March 1, 2004 and bearing an average interest rate of 8.71%. The new loan reflects a paydown of $108.2 million, of which $81 million was required to meet current loan underwriting standards and $27.2 million was paid to release selected properties from the loan. In connection with this refinancing, the Company also paid down $10 million of another mortgage loan with Prudential due January 1, 1996. Additionally, the Company recorded an extraordinary expense in 1993 of $11.9 million which consisted of a redemption premium paid to Prudential and the write-off of deferred financing costs associated with the $388.2 million loan.

Cash balances and available borrowings
- --------------------------------------

     At March 31, 1995, cash and short-term investments totalled $47.8 million. In addition, the Company had available $78.1 million under its construction facilities, $1.1 million under its secured term loan facilities, and $74.5 million under its unsecured revolving facility ($62 million after renewal).


RESULTS OF OPERATIONS
  (in thousands)

     The table below identifies the components of gross profit on property sales and income from operating properties. Operating properties include not only income producing properties, but also holding costs on undeveloped land.

                                       THREE MONTHS ENDED
                                            MARCH 31,
                                      --------------------
                                        1995        1994
                                      --------    --------
PROPERTY SALES
  Sales............................   $ 8,215     $ 2,304
  Cost of sales....................     2,623       2,106
                                      -------     -------
  Gross profit on sales............   $ 5,592     $   198
                                      =======     =======

OPERATING PROPERTIES
  Rentals..........................   $26,634     $25,408
  Expenses
    Operating and maintenance......     6,290       7,437
    Taxes other than income........     4,575       4,764
                                      -------     -------
                                       10,865      12,201
                                      -------     -------
  Income from operating properties.   $15,769     $13,207
                                      =======     =======

  Comparison of three months ended March 31, 1995 and 1994
  --------------------------------------------------------

     The Company had first quarter 1995 net income of $5.4 million, an improvement of $3.9 million over the $1.5 million in the first quarter of 1994. Income before taxes was $8.9 million compared to $2.6 million for the first quarter of 1994. The 1995 improvement was due to higher gross profit from property sales, increased income from operating properties, improved results from the Company's joint ventures and reduced general and administrative expenses.

     The increase in gross profit from property sales, shown in the table above, resulted from both higher sales and lower cost basis in properties sold.

     Income from operating properties, shown in the table above, increased 19.4% over the 1994 first quarter. This increase in operating income was due to new buildings completed over the last twelve months, lower overhead costs as a result of the Company's restructuring initiated in late 1994, and an increase of 4.9% for existing buildings due primarily to increases in average rental rates. Also, the 1994 first quarter results included $.5 million of operating income from buildings sold in 1994 and whose operating income is therefore not reflected in 1995 results.

     The restructuring initiated in late 1994 has begun to produce savings-- approximately $3 million in the first quarter of 1995. As a result of the restructuring, general and administrative costs declined by $.7 million, overhead costs associated with operating the portfolio declined by $1 million and overhead costs associated with property sales declined by $.5 million. In addition, the restructuring resulted in a $.8 million reduction in the cash cost of the Company's development program.

     Equity in earnings of joint ventures increased in the first quarter of 1995 primarily as a result of improved operating results from the hotel operations of one joint venture. Other revenue was higher in 1994 due to the favorable settlement of several environmental litigation matters in 1994.


ENVIRONMENTAL MATTERS

     Many of the Company's properties are in urban and industrial areas and may have been leased to commercial and industrial tenants who may have discharged hazardous materials. The Company incurs on-going environmental remediation costs, including clean-up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean-up, litigation defense and the pursuit of responsible third parties. Costs incurred in connection with operating properties and properties previously sold are expensed. Costs relating to undeveloped land are capitalized as part of development costs. As with other capital expenditures, these costs will be incurred as development proceeds. Environmental costs charged to operations for the first three months of 1995 and 1994 totalled $1 million and $1.5 million. Environmental costs capitalized for the first three months of 1995 and 1994 totalled $.4 million and $.2 million.

       At March 31, 1995, the Company's estimate of its potential liability for identified environmental costs ranged from $3 million to $25.9 million for properties where costs would be charged to operations. These costs are expected to be incurred over an estimated ten-year period, with a substantial portion incurred over the next five years. At March 31, 1995, the Company's estimate of its potential liability for identified environmental costs relating to developable properties ranged from $17.8 million to $62.5 million. These costs generally will be capitalized as they are incurred, over the course of the estimated development period of approximately 20 years.

       The Company maintains a reserve for known, probable costs of environmental remediation to be incurred in connection with operating properties and properties previously sold. See Note 9 to the Condensed Consolidated Financial Statements.

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

PART II.  OTHER INFORMATION

        ITEM 1.  LEGAL PROCEEDINGS

City of Richmond, et al. vs. United States of America, et al.  (United States
- -------------------------------------------------------------
District Court, Northern District of California; filed August 1989) In April 1995, the Company reached agreement with the plaintiffs to settle all claims and causes of action by payment to the plaintiffs of $3.25 million. This payment will be made in installments, the first payment to be made within 30 days of execution of the settlement agreement, and the final payment to be made on or before July 15, 1997. All payments made after July 15, 1995 will bear interest at the rate of 8% per year, from July 15, 1995.

     The plaintiffs and the Company agreed to execute mutual releases covering all past and future causes of action relating to environmental response costs, damages and liabilities, losses and expenses of any kind, including a release with respect to unknown claims (California Civil Code (S) 1542 release), with respect to the property formerly known as Shipyard Number 2 ("Property"). The parties agreed that they would jointly move the court for a good faith determination of their settlement. The settlement does not affect claims against any person who is not a party to the agreement, except that the plaintiffs agreed to release all claims against James L. Ferry & Son, Inc. ("Ferry") and all post-World War II tenants on the Property other than Ford Motor Company and related Ford entities, and to discuss further the application of this release to a former tenant of the Property. The plaintiffs and the Company agreed to bear their own costs of litigation, including attorneys' fees and expert witness fees.

     The Company is continuing to pursue its contribution and indemnity claims against Kaiser Aluminum & Chemical Corporation and Ferry. Trial before the court has recently concluded; a decision on the Company's claims against Kaiser and Ferry is expected within the next several weeks. The Company is continuing discussions with its insurers to recover certain costs. In April 1995, $98,500 was recovered from an insurer bringing the total amount recovered to date from such insurers to approximately $1.5 million. It is not clear at this time how much additional money will be obtained from the insurers, Kaiser or Ferry.

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



                        CATELLUS DEVELOPMENT CORPORATION

Date   May 12, 1995                       By    /s/ Nelson C. Rising
      -------------------------------         -------------------------------
                                                Nelson C. Rising
                                                President and Chief Executive
                                                  Officer


Date   May 12, 1995                       By   /s/ Douglas B. Stimpson
      -------------------------------         -------------------------------
                                               Douglas B. Stimpson
                                               Vice President Finance


Date   May 12, 1995                       By   /s/ David M. Perna
      -------------------------------         -------------------------------
                                               David M. Perna
                                               Controller

                       CATELLUS DEVELOPMENT CORPORATION



                                 EXHIBIT INDEX



Exhibit No.                         Description
- -----------                         -----------

    27                        Financial Data Schedule
                              (Article 5 of Regulation S-X)