Form 10-Q
period 1995-06-30
CATELLUS DEVELOPMENT CORP
filed 1995-08-07
CIK 865937

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   _________

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 1995               COMMISSION FILE NUMBER 0-18694

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

   As of July 15, 1995, there were 72,967,236 issued and outstanding shares of the registrant's common stock, $.01 par value per share.



================================================================================

                       CATELLUS DEVELOPMENT CORPORATION

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                           Page No.
                                                                                         --------
  Item 1.     Financial Statements
              Consolidated Balance Sheet - Historical Cost Basis
               at June 30, 1995 and December 31, 1994..........................             2
              Consolidated Statement of Income - Historical Cost Basis
               for the three months and six months ended June 30, 1995
               and 1994........................................................             3
              Condensed Consolidated Statement of Cash Flows -
               Historical Cost Basis for the six months ended
               June 30, 1995 and 1994..........................................             4
              Notes to Condensed Consolidated Financial Statements.............             5

  Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................             8

PART II.  OTHER INFORMATION....................................................            13

SIGNATURES.....................................................................            14

                        CATELLUS DEVELOPMENT CORPORATION

               CONSOLIDATED BALANCE SHEET - HISTORICAL COST BASIS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                         JUNE 30,        DECEMBER 31,
                                                           1995              1994
                                                       ------------      ------------
                                                       (Unaudited)
ASSETS
 Properties...........................................   $ 1,276,092        $ 1,248,398
 Less accumulated depreciation........................      (173,846)          (161,279)
                                                         -----------        -----------
                                                           1,102,246          1,087,119
 Other assets and deferred charges....................        45,267             49,584
 Notes receivable.....................................         7,967              7,961
 Accounts receivable, less allowances.................        12,242             10,712
 Short-term investments...............................            --             32,645
 Restricted cash and investments......................            --              2,422
 Cash and cash equivalents............................        38,998             16,920
                                                         -----------        -----------
    Total.............................................   $ 1,206,720        $ 1,207,363
                                                         ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
 Mortgage and other debt..............................   $   531,386        $   530,641
 Accounts payable and accrued expenses................        33,781             38,876
 Deferred credits and other liabilities...............        27,416             25,495
 Deferred income taxes................................       117,854            112,662
 Stockholders' equity
   Preferred stock -- $0.01 par value;
    50,000,000 shares authorized; 3,449,999 $3.75
    Series A cumulative convertible shares and
    3,000,000 $3.625 Series B cumulative convertible
    exchangeable shares outstanding...................       322,500            322,500
   Common stock -- $0.01 par value;
    150,000,000 shares authorized; 72,967,236
    shares outstanding................................           730                730
   Paid-in capital....................................       220,338            220,338
   Accumulated deficit................................       (47,285)           (43,879)
                                                         -----------        -----------
   Total stockholders' equity.........................       496,283            499,689
                                                         -----------        -----------
    Total.............................................   $ 1,206,720        $ 1,207,363
                                                         ===========        ===========



           See notes to condensed consolidated financial statements.

                       CATELLUS DEVELOPMENT CORPORATION

           CONSOLIDATED STATEMENT OF INCOME - HISTORICAL COST BASIS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       JUNE 30,              JUNE 30,
                                                 -------------------  ----------------------
                                                   1995       1994       1995        1994
                                                 --------   --------  ---------    ---------
                                                      (Unaudited)          (Unaudited)
REVENUE
 Property sales................................   $ 3,506    $15,272     $11,721    $17,576
 Rental........................................    26,474     26,097      53,108     51,505
 Interest income...............................       839        716       2,151      1,824
 Equity in earnings of joint ventures..........     2,409      5,027       4,352      6,236
 Other -- net..................................       920      1,401       1,601      5,388
                                                  -------    -------     -------    -------
                                                   34,148     48,513      72,933     82,529
                                                  -------    -------     -------    -------

COSTS AND EXPENSES
 Cost of property sold.........................     1,873     10,329       4,496     12,435
 Operating and maintenance.....................     6,247      6,546      12,537     13,983
 Depreciation..................................     6,193      6,510      12,602     13,028
 General and administrative....................     2,617      3,127       6,106      7,284
 Taxes other than income.......................     5,257      4,500       9,832      9,264
 Interest......................................     6,687      6,020      13,140     12,503
                                                  -------    -------     -------    -------
                                                   28,874     37,032      58,713     68,497
                                                  -------    -------     -------    -------

INCOME BEFORE TAXES............................     5,274     11,481      14,220     14,032

Income taxes...................................     2,131      4,883       5,719      5,965
                                                  -------    -------     -------    -------

NET INCOME.....................................   $ 3,143    $ 6,598     $ 8,501    $ 8,067

  Preferred stock dividends....................     5,953      5,953      11,906     11,906
                                                  -------    -------     -------    -------

  Net income (loss) applicable to common
   stockholders................................   $(2,810)   $   645     $(3,405)   $(3,839)
                                                  =======    =======     =======    =======

  Net income (loss) per share of common stock..   $ (0.04)   $  0.01     $ (0.05)   $ (0.05)
                                                  =======    =======     =======    =======

  Average number of common shares..............    72,967     72,967      72,967     72,967
                                                  =======    =======     =======    =======



           See notes to condensed consolidated financial statements.

                       CATELLUS DEVELOPMENT CORPORATION

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - HISTORICAL COST BASIS
                                (IN THOUSANDS)

                                                                      SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                 --------------------------
                                                                    1995            1994
                                                                 ----------      ----------
                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.................................................     $    8,501      $    8,067
 Non-cash items included in net income:
  Depreciation..............................................         12,602          13,028
  Deferred income taxes.....................................          5,192           3,592
  Amortization of deferred loan fees and other costs........          1,311           1,396
  Equity in earnings of joint ventures......................         (4,352)         (6,236)
  Cost of land sold.........................................          1,869           3,671
  Loss on sale of income producing properties...............             --           1,677
  Other--net................................................          2,294           2,012
 Changes in operating assets and liabilities................         (1,599)          1,864
                                                                   --------       ---------
Net cash provided by operating activities...................         25,818          29,071
                                                                   --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures.......................................        (27,359)        (41,060)
 Net proceeds from sale of income producing properties......             --           5,236
 Distributions from/contributions to joint ventures, net....          2,638            (169)
 Reduction in short-term investments and
  restricted cash...........................................         35,067              --
                                                                   --------       ---------
Net cash provided by (used for) investing activities........         10,346         (35,993)
                                                                   --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings.................................................         48,173         302,462
 Repayment of borrowings....................................        (50,353)       (423,629)
 Dividends paid.............................................        (11,906)        (12,238)
 Stock issuance costs.......................................             --             (55)
 Investment in restricted cash for future reduction of debt.             --          67,410
 Redemption premium on early retirement of debt.............             --         (10,000)
                                                                   --------       ---------
Net cash used for financing activities......................        (14,086)        (76,050)
                                                                   --------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........         22,078         (82,972)
Cash and cash equivalents at beginning of period............         16,920         146,604
                                                                   --------       ---------
Cash and cash equivalents at end of period..................       $ 38,998       $  63,632
                                                                   ========       =========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest (net of amount capitalized)......................       $ 11,397       $  12,596
  Income taxes..............................................       $    245       $      16

           See notes to condensed consolidated financial statements.

                       CATELLUS DEVELOPMENT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995


NOTE 1.  DESCRIPTION OF BUSINESS

     Headquartered in San Francisco, Catellus Development Corporation (the Company) is an owner, developer and manager of industrial, retail and office projects. These properties and the Company's other land holdings and joint venture interests are located in major markets in California and 10 other states. The Company develops and manages its operating properties which consist primarily of industrial facilities and a limited number of office and retail buildings located in California, Arizona, Illinois and Texas. The Company has substantial undeveloped land holdings primarily in California, Texas, Arizona, Illinois and New Mexico.

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

NOTE 4.  RESTRUCTURING OPERATIONS

     In November 1994, the Company announced a major restructuring which consisted of three initiatives: reorganization, decentralization and a focus on recurring revenue to improve the Company's long-term cash position. This restructuring, which is being implemented in 1995, resulted in a $3.1 million non-recurring operating expense in the fourth quarter of 1994. Costs associated with the restructuring included $1.9 million related to employee termination benefits, $.8 million related to lease cancellation fees and costs attributable to permanently idle leased facilities, and $.4 million for the consolidation of operations. Substantially all of the restructuring charges will result in cash outlays. As of June 30, 1995, $2.5 million of the restructuring charges had been paid.

NOTE 5.  MORTGAGE AND OTHER DEBT

     Mortgage and other debt at June 30, 1995 and December 31, 1994 is summarized as follows (in thousands):

                                                 JUNE 30,        DECEMBER 31,
                                                   1995              1994
                                               ------------      ------------

First mortgage loan -- Prudential                $ 271,099         $ 274,776
First mortgage loans                               114,615           115,193
Term loan -- unsecured                              22,000            22,000
Construction loans -- secured                       24,353            29,425
Intermediate term loans -- secured                  71,800            64,378
Other loans                                          3,256               377
Assessment district bonds                           24,263            24,492
                                                 ---------         ---------
     Total mortgage and other debt               $ 531,386         $ 530,641
                                                 =========         =========

Due in one year                                  $  96,952         $  78,102
                                                 =========         =========

     In January 1995, the Company entered into an $85 million revolving construction line of credit and in July 1995 increased the construction line an additional $15 million to a total of $100 million. This credit facility renews and increases a $75.5 million credit line. In July 1995, the Company entered into another $25 million revolving construction line of credit to be used to fund new Company developments in twelve states in the Southwest and Southeast.

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

     In May 1995 the Company closed a $47 million secured term loan to refinance properties which were previously financed by loans maturing during the second quarter of 1995.

     Interest costs relating to mortgage and other debt for the three and six months ended June 30, 1995 and 1994 are summarized as follows (in thousands):

                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                JUNE 30,                     JUNE 30,
                         ----------------------      ----------------------
                           1995          1994          1995          1994
                         --------      --------      --------      --------

Interest expensed        $  6,687      $  6,020      $ 13,140      $ 12,503
Interest capitalized        5,611         6,011        11,372        11,875
                         --------      --------      --------      --------
  Total interest cost    $ 12,298      $ 12,031      $ 24,512      $ 24,378
                         ========      ========      ========      ========

NOTE 6.  PROPERTY

     Property and capitalized property costs at June 30, 1995 and December 31, 1994 consisted of the following (in thousands):

                                                      JUNE 30,    DECEMBER 31,
                                                       1995          1994
                                                   ------------  -------------
Operating properties:
 Buildings                                          $  446,560     $  441,364
 Land and improvements                                 155,116        102,177
Other land and improvements                            376,654        426,762
Construction in progress                                44,075         40,488
Capitalized interest and property taxes                260,255        248,138
Other (including proportionate share of joint
 ventures' net deficits of $38,603 and $40,317)         (6,568)       (10,531)
                                                    ----------     ----------
                                                     1,276,092      1,248,398
Less accumulated depreciation                         (173,846)      (161,279)
                                                    ----------     ----------
                                                    $1,102,246     $1,087,119
                                                    ==========     ==========

NOTE 7.  INCOME TAXES

     The Company's effective tax rate for the six months ended June 30, 1995 was 40.2%, a 4.5% increase over the Company's 35.7% rate for fiscal 1994 due to the effect of state income taxes.

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

     Costs of environmental remediation incurred in connection with operating properties and properties previously sold are expensed. At June 30, 1995, management estimates that future costs for remediation of identified or suspected environmental contamination which will be treated as an expense may be in the range of $2.9 to $26.1 million. It is anticipated that such costs will be incurred over the next ten years. At June 30, 1995 and December 31, 1994, the Company had a reserve of $8.8 million and $8.4 million for such costs. Management also estimates that similar costs relating to the Company's undeveloped properties may range from $17.6 million to $60.1 million. These amounts generally will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



     The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Form 10-K.


CATELLUS' STRATEGIES

     Historically, the aggregate costs associated with pre-development, operating and holding the Company's substantial real estate assets have exceeded the revenue from property operations, development and other recurring sources. In order to correct this situation, the Company announced a major restructuring in November, 1994. At that time the Company implemented significant staff reductions and reorganized its operations along product groups. Future efforts will include increased emphasis on the sale of non-strategic assets (primarily land and certain income properties that do not fit the Company's long-term goals) and the redeployment of the proceeds into activities that generate recurring revenue and/or that reduce debt.

     Management believes the workforce reductions, when combined with cost savings from moving the corporate headquarters to a smaller, less expensive facility and other cost-reduction measures, will result in projected annual savings of approximately $10 million. These restructuring activities resulted in a $3.1 million non-recurring operating expense in 1994 and have begun to produce savings in 1995. Overhead has been reduced by $5.5 million in the first six months of 1995 compared to 1994. General and administrative costs declined by $1.2 million, overhead costs associated with operating the portfolio declined by $2 million and overhead costs associated with property sales declined by $.9 million. In addition, the Company has benefitted from a $1.4 million reduction in the cash cost of the Company's development program.

     In addition to the property sales necessary to fund the Company's current operations, management has identified a substantial amount of non-strategic land assets that it will attempt to liquidate over the intermediate term. These assets represent properties that do not fit into the Company's long-term development strategy or where the benefit of additional entitlements would not justify the costs to hold the property. Proceeds will be redeployed into properties or activities that generate recurring revenue or will be used to reduce debt.

     The Company can generate additional recurring revenue in a variety of ways, including exchanging non-revenue producing assets for those which produce revenue; entering into long-term land leases of developable land rather than selling land; maximizing interim uses of land; generating additional development and management fee income; increasing the net cash flow from existing income producing properties and entering into joint ventures.

     A combination of overhead reduction, the redeployment of proceeds from the sale of non-strategic assets and the efforts to generate additional recurring revenue can lead the Company to a position where the need to sell property to meet cash flow requirements will be reduced over time. For 1995 the Company continues to anticipate that property sales will be needed to meet expected cash flow needs as discussed below.

LIQUIDITY AND CAPITAL RESOURCES

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

                                                              SIX MONTHS ENDED JUNE 30,
                                                             ---------------------------
                                                               1995               1994
                                                             ---------          --------
                                                                   (IN THOUSANDS)
CASH PROVIDED BY OPERATING ACTIVITIES PER
  STATEMENT OF CASH FLOWS................................      $ 25,818         $ 29,071

   Cash provided by land sales...........................        (8,825)         (11,316)
   Capitalized interest and property taxes...............       (12,618)         (13,155)
   Preferred stock dividends.............................       (11,906)         (12,238)
   Debt amortization payments............................        (4,530)          (3,222)
   Distributions from (contributions to) joint ventures..         2,638             (169)

   Capital expenditures:
    Cash expenditures....................................       (14,741)         (27,905)
    Development borrowings...............................         1,701           13,111

 CASH FLOW BEFORE SALES AND AFTER FIXED CHARGES                --------         --------
  AND CAPITAL EXPENDITURES...............................      $(22,463)        $(25,823)
                                                               ========         ========

     The Company has in the past relied primarily on proceeds from property sales to meet the cash flow shortfalls in the table above. Remaining cash shortfall amounts have been met through the use of available cash. Shortfall amounts also could have been reduced by limiting capital expenditures, and such a strategy could be employed in the future if necessary.

Cash flow from operating activities

     Cash provided by operating activities reflected in the statement of cash flows in the first half of 1995 and 1994 was $25.8 million and $29.1 million. The decrease in 1995 is primarily attributable to lower cash generated from land sales, the payment of restructuring costs and lower receipts from environmental settlements in 1995 due to the favorable settlement of several litigation matters in 1994. This was partially offset by a decrease in interest costs from refinancing and principal paydowns of the Company's debt in 1994, higher income from operating properties and lower general and administrative costs.

     Cash generated from sales of land was $8.8 million and $11.3 million in the first half of 1995 and 1994. Cash generated from rental operations increased principally because of new buildings, higher occupancies in existing buildings, higher average rental rates and lower overhead costs associated with operating the portfolio. At June 30, 1995, the Company's total building portfolio for all product types was 95% leased compared to 94.9% at June 30, 1994 and 94.8% at December 31, 1994.

Cash flow from investing activities

     Net cash flow from investing activities reflected in the statement of cash flows increased $46.3 million from 1994 to 1995. The increase in 1995 is primarily attributable to the conversion of short-term commercial paper and government securities into cash and cash equivalents and a decrease in capital expenditures. Capital expenditures totalling $27.4 million and $41.1 million in the first six months of 1995 and 1994 include capitalized interest and property taxes totalling $12.6 million and $13.2 million. 1994 also included $5.2 million of proceeds from the sale of income producing properties. As of June 30, 1994, the Company has 568,000 square feet of new development under construction and 448,000 square feet with binding leases prior to construction.

Cash flow from financing activities

     Net cash used by financing activities reflected in the statement of cash flows for the first six months of 1995 was $14.1 million compared to $76.1 million for the 1994 period. These amounts reflect borrowing and repayment activity relating to operating properties (including principal amortization), capital expenditures and general corporate purposes. The 1994 amounts primarily reflect the refinancing of the Prudential mortgage loan, as described below.

     In January 1995, the Company entered into an $85 million revolving construction line of credit and in July 1995 increased the revolving construction line an additional $15 million. The credit facility renews and increases a $75.5 million credit line. In July 1995, the Company entered into another $25 million revolving construction line of credit. The credit facility will be used to fund new Company developments in twelve states in the Southwest and Southeast.

     In April 1995, the Company renewed its unsecured, revolving working capital line of credit which was due to expire on April 30, 1995. Upon renewal, the working capital facility was reduced to $62.5 million from $75 million. As part of the renewal, the Company also amended the amortization schedule of its unsecured term loan. Of the $22 million outstanding, $10 million is now due in December 1995 and $12 million is due in December 1996. Previously the entire $22 million balance was due in December 1996. The Company's liquidity consists of $39 million in cash and $62.5 million in working capital line availability.

     In May 1995, the Company closed a $47 million secured term loan to refinance properties which were previously financed by loans maturing during the second quarter of 1995.

     At June 30, 1995, the Company had total outstanding debt of $531.4 million, of which 74% was non-recourse to the Company and secured by the underlying property, 21% was recourse to the Company and also secured by underlying property, and 5% was unsecured. During the next twelve months, $97 million of debt matures which consists of construction financing, term loans or first mortgage loans, which are expected to be extended, refinanced and converted into permanent loans or repaid.

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

Cash balances and available borrowings

     At June 30, 1995, cash and cash equivalents totalled $39 million. In addition, the Company had available $84.8 million under its construction facilities (excluding an additional $40 million which became available in July
1995), $.5 million under its secured term loan facilities, and $62.5 million under its unsecured revolving facility.

RESULTS OF OPERATIONS
  (in thousands)

     The table below identifies the components of gross profit on property sales and income from operating properties. Operating properties include not only income producing properties, but also holding costs on undeveloped land.

                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                            JUNE 30,                        JUNE 30,
                                    -------------------------      --------------------------
                                      1995             1994          1995              1994
                                    --------         --------      --------          --------
PROPERTY SALES
  Sales...........................  $  3,506         $ 15,272      $ 11,721          $ 17,576
  Cost of sales...................     1,873           10,329         4,496            12,435
                                    --------         --------      --------          --------
  Gross profit on sales...........  $  1,633         $  4,943      $  7,225          $  5,141
                                    ========         ========      ========          ========

OPERATING PROPERTIES
  Rentals.........................  $ 26,474         $ 26,097      $ 53,108          $ 51,505
  Expenses
    Operating and maintenance.....     6,247            6,546        12,537            13,983
    Taxes other than income.......     5,257            4,500         9,832             9,264
                                    --------         --------      --------          --------
                                      11,504           11,046        22,369            23,247
                                    --------         --------      --------          --------
  Income from operating properties  $ 14,970         $ 15,051      $ 30,739          $ 28,258
                                    ========         ========      ========          ========

  Comparison of six months ended June 30, 1995 and 1994

     The Company had net income of $8.5 million for the first half of 1995, an improvement of $.4 million over 1994. Income before taxes was $14.2 million compared to $14 million for the first half of 1994. In 1995, gross profit from property sales increased, income from operating properties improved, and general and administrative expenses declined. Offsetting these amounts were reduced joint venture earnings and decreased miscellaneous revenues.

     The increase in gross profit from property sales, shown in the table above, resulted from lower cost basis of properties sold. The 1994 sales included several income producing properties, one of which generated a $3 million loss.

     Income from operating properties, shown in the table above, increased 8.8% over the 1994 first half. This increase was due to new buildings completed over the last twelve months, and lower overhead costs as a result of the Company's restructuring initiated in late 1994. Partially offsetting these improvements was a one-time $.9 million charge for property taxes in the second quarter of 1995 due to reassessment of one of the Company's office buildings. Other existing buildings experienced higher occupancy and increases in average rental rates. Increased income from the Company's operating properties more than compensated for the $1 million earnings loss from properties sold in 1994.

     The restructuring initiated in late 1994 has begun to produce savings in 1995. Overhead has been reduced by $5.5 million in the first six months of 1995 compared to 1994. General and administrative costs declined by $1.2 million, overhead costs associated with operating the portfolio declined by $2 million and overhead costs associated with property sales declined by $.9 million. In addition, the Company benefitted from a $1.4 million reduction in the cash cost of the Company's development program.

     Joint venture earnings decreased in the first half of 1995 primarily as a result of lower property sales by one joint venture partially offset by improved operating results from the hotel operations of another joint venture. Other revenue was higher in 1994 due to the favorable settlement of several environmental litigation matters in 1994.

     Comparison of three months ended June 30, 1995 and 1994

     The Company had second quarter 1995 net income of $3.1 million, a decline of $3.5 million from the second quarter of 1994. Income before taxes was $5.3 million compared to $11.5 million for the second quarter of 1994. The 1995 decline was due to lower gross profit from property sales and lower joint venture earnings, which primarily represented a land sale by a joint venture in 1994. This was partially offset by reduced general and administrative expenses.

     The decrease in gross profit from property sales, shown in the table above, resulted from a lower level of sales. Sales will continue to fluctuate from quarter to quarter.

     Income from operating properties, shown in the table above, decreased slightly from the 1994 second quarter. This occurred primarily because of the one-time property tax charge described above.

     Overhead has been reduced by $2.2 million in the second quarter of 1995. General and administrative costs declined by $.5 million, overhead costs associated with operating the portfolio declined by $.7 million and overhead costs associated with property sales declined by $.4 million. In addition, the restructuring resulted in a $.6 million reduction in the cash cost of the Company's development program.

ENVIRONMENTAL MATTERS

     Many of the Company's properties are in urban and industrial areas and may have been leased to commercial and industrial tenants who may have discharged hazardous materials. The Company incurs on-going environmental remediation costs, including clean-up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean-up, litigation defense and the pursuit of responsible third parties. Costs incurred in connection with operating properties and properties previously sold are expensed. Costs relating to undeveloped land are capitalized as part of development costs. As with other capital expenditures, these costs will be incurred as development proceeds. Environmental costs charged to operations for the first half of 1995 and 1994 totalled $1.6 million and $2.5 million; for the second quarter of 1995 and 1994, such costs charged to operations totalled $.6 million and $1.0 million. Environmental costs capitalized for the first half of 1995 and 1994 totalled $.7 million and $.6 million.

     At June 30, 1995, the Company's estimate of its potential liability for identified environmental costs ranged from $2.9 million to $26.1 million for properties where costs would be charged to operations. These costs are expected to be incurred over an estimated ten-year period, with a substantial portion incurred over the next five years. At June 30, 1995, the Company's estimate of its potential liability for identified environmental costs relating to developable properties ranged from $17.6 million to $60.1 million. These costs generally will be capitalized as they are incurred, over the course of the estimated development period of approximately 20 years.

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

PART II.  OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS

City of Richmond, et al. vs. United States of America, et al.  (United States
-------------------------------------------------------------
District Court, Northern District of California; filed August 1989). On June 2, 1995, the Court issued an order awarding the plaintiffs $1,231,178.50 plus interest on their claims against Kaiser Aluminum & Chemical Corporation ("Kaiser") for past costs and declared that Kaiser is liable to the plaintiffs for 50% of certain future cleanup costs. The Court also awarded the Company $113,243.40 plus interest and the attorneys' fees associated with its contractual indemnity claim against Kaiser. The Court did not grant relief on any other claim and no final judgment has yet been entered.

     The Company has not yet decided whether to appeal the amount of the Court's award on its indemnity claim against Kaiser and is attempting to negotiate a settlement with Kaiser. It is not possible now to predict reliably what additional amounts the Company may receive through these negotiations or on appeal.

     Efforts continue to be made to recover additional sums from other insurers, including those who provided excess coverage and insurers who issued policies to the Company's former tenants, which policies named the Company's predecessor as an additional insured. As of July 31, 1995, the Company has received payments and commitments from certain of such insurers totaling $2,412,882 plus 100% of future litigation defense costs. It is not clear at this time whether or how much additional monies will be obtained from other insurance carriers. Negotiations are continuing.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on May 31, 1995, stockholders voted with respect to the election of directors. All nominees were elected and the votes were as follows:

                                    FOR       AGAINST       ABSTAINED
                                -----------  ---------      ---------
1. Election of Directors
     Joseph F. Alibrandi         63,717,214     --           313,661
     Daryl J. Carter             63,698,099     --           332,776
     Darla Totusek Flanagan      63,720,608     --           310,267
     Christine Garvey            63,696,584     --           334,291
     Judd D. Malkin              63,730,288     --           300,587
     Nelson C. Rising            63,704,624     --           326,251
     Joseph R. Seiger            63,726,973     --           303,902
     Jacqueline R. Slater        63,721,840     --           309,035
     Thomas M. Steinberg         63,723,025     --           307,850
     Tom C. Stickel              63,722,983     --           307,892
     Beverly Benedict Thomas     63,690,328     --           340,547

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit No. 27  Financial Data Schedule

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       CATELLUS DEVELOPMENT CORPORATION



Date  August 3, 1995                   By    /s/ Stephen P. Wallace
     ----------------------------          -----------------------------------
                                           Stephen P. Wallace
                                           Senior Vice President and
                                            Chief Financial Officer



Date  August 3, 1995                   By    /s/ David M. Perna
     ----------------------------          ------------------------------------
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