Form 10-Q
period 1995-09-30
CATELLUS DEVELOPMENT CORP
filed 1995-11-14
CIK 865937

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


FOR THE QUARTER ENDED SEPTEMBER 30, 1995         COMMISSION FILE NUMBER 0-18694

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

   As of October 15, 1995, there were 72,967,236 issued and outstanding shares of the registrant's common stock, $.01 par value per share.



================================================================================

                        CATELLUS DEVELOPMENT CORPORATION

                                     INDEX


                                                                 Page No.
                                                                 --------
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet - Historical Cost Basis
  at September 30, 1995 and December 31, 1994....................   2
Consolidated Statement of Income - Historical Cost Basis
  for the three months and nine months ended September 30, 1995
  and 1994.......................................................   3
Condensed Consolidated Statement of Cash Flows -
  Historical Cost Basis for the nine months ended
  September 30, 1995 and 1994....................................   4
Notes to Condensed Consolidated Financial Statements.............   5

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................   8

PART II.  OTHER INFORMATION......................................   15

SIGNATURES.......................................................   16

                        CATELLUS DEVELOPMENT CORPORATION

          CONDENSED CONSOLIDATED BALANCE SHEET - HISTORICAL COST BASIS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                         SEPTEMBER 30,    DECEMBER 31,
                                                              1995            1994
                                                         --------------   -------------
                                                           (Unaudited)
ASSETS
Properties............................................      $1,291,548      $1,248,398
Less accumulated depreciation.........................        (179,861)       (161,279)
                                                            ----------      ----------
                                                             1,111,687       1,087,119
Other assets and deferred charges.....................          45,901          49,584
Notes receivable......................................           7,532           7,961
Accounts receivable, less allowances..................          12,024          10,712
Cash and investments..................................          41,890          51,987
                                                            ----------      ----------
   Total..............................................      $1,219,034      $1,207,363
                                                            ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage and other debt...............................      $  539,775      $  530,641
Accounts payable and accrued expenses.................          39,149          38,876
Deferred credits and other liabilities................          27,372          25,495
Deferred income taxes.................................         119,651         112,662
Stockholders' equity
  Preferred stock - $0.01 par value;
   50,000,000 shares authorized; 3,449,999 $3.75
   Series A cumulative convertible shares and
   3,000,000 $3.625 Series B cumulative convertible
   exchangeable shares outstanding....................         322,500         322,500
  Common stock - $0.01 par value;
   150,000,000 shares authorized; 72,967,236
   shares outstanding.................................             730             730
  Paid-in capital.....................................         220,338         220,338
  Accumulated deficit.................................         (50,481)        (43,879)
                                                            ----------      ----------
  Total stockholders' equity..........................         493,087         499,689
                                                            ----------      ----------
   Total..............................................      $1,219,034      $1,207,363
                                                            ==========      ==========


           See notes to condensed consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

            CONSOLIDATED STATEMENT OF INCOME - HISTORICAL COST BASIS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                     -------------------    --------------------
                                                      1995        1994        1995        1994
                                                     -------     -------    --------    --------
                                                         (Unaudited)            (Unaudited)
REVENUE
Rental.................................              $26,961     $25,035    $ 80,069    $ 76,540
Interest income........................                  753         888       2,904       2,712
Equity in earnings of joint ventures...                  565         527       4,917       6,763
Other -- net...........................                1,152       1,010       2,753       6,398
                                                     -------     -------    --------    --------
                                                      29,431      27,460      90,643      92,413
                                                     -------     -------    --------    --------

COSTS AND EXPENSES
Operating and maintenance..............                6,485       6,988      19,022      20,971
Depreciation...........................                6,158       6,362      18,760      19,390
General and administrative.............                2,794       3,617       8,900      10,901
Taxes other than income................                4,631       4,422      14,463      13,686
                                                     -------     -------    --------    --------
                                                      20,068      21,389      61,145      64,948
                                                     -------     -------    --------    --------

OPERATING INCOME                                       9,363       6,071      29,498      27,465

Interest...............................               (6,414)     (5,499)    (19,554)    (18,002)
Gain on property sales.................                1,712       7,291       8,937      12,432
                                                     -------     -------    --------    --------

INCOME BEFORE TAXES....................                4,661       7,863      18,881      21,895

Income taxes...........................                1,905       2,828       7,624       8,793
                                                     -------     -------    --------    --------

NET INCOME.............................              $ 2,756     $ 5,035    $ 11,257    $ 13,102

  Preferred stock dividends............                5,953       5,953      17,859      17,859
                                                     -------     -------    --------    --------

  Net loss applicable to common
   stockholders........................              $(3,197)    $  (918)   $ (6,602)   $ (4,757)
                                                     =======     =======    ========    ========

  Net loss per share of common stock...              $ (0.04)    $ (0.01)   $  (0.09)   $  (0.07)
                                                     =======     =======    ========    ========

  Average number of common shares......               72,967      72,967      72,967      72,967
                                                     =======     =======    ========    ========


           See notes to condensed consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - HISTORICAL COST BASIS
                                 (IN THOUSANDS)

                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                          -------------------------
                                                                            1995             1994
                                                                          --------        ---------
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...................................................            $ 11,257        $  13,102
 Non-cash items included in net income:
   Depreciation...............................................              18,760           19,390
   Deferred income taxes......................................               6,989            8,366
   Amortization of deferred loan fees and other costs.........               1,812            2,166
   Equity in earnings of joint ventures.......................              (4,917)          (6,763)
   Cost of land sold..........................................               3,063           10,347
   Gain on sale of income producing properties................                   -           (3,201)
   Other--net.................................................               3,727            3,023
 Changes in operating assets and liabilities..................               1,403           (2,748)
                                                                          --------        ---------
Net cash provided by operating activities.....................              42,094           43,682
                                                                          --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures.........................................             (44,541)         (58,953)
 Net proceeds from sale of income producing properties........                   -           28,192
 Distributions from/contributions to joint ventures, net......               4,000              955
 Reduction in short-term investments and
  restricted cash.............................................              35,067                -
                                                                          --------        ---------
Net cash used for investing activities........................              (5,474)         (29,806)
                                                                          --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings...................................................              61,120          322,890
 Repayment of borrowings......................................             (54,911)        (451,760)
 Dividends paid...............................................             (17,859)         (18,191)
 Stock issuance costs.........................................                   -              (55)
 Investment in restricted cash for future reduction of debt...                   -           67,410
 Redemption premium on early retirement of debt...............                   -          (10,000)
                                                                          --------        ---------
Net cash used for financing activities........................             (11,650)         (89,706)
                                                                          --------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........              24,970          (75,830)
Cash and cash equivalents at beginning of period..............              16,920          146,604
                                                                          --------        ---------
Cash and cash equivalents at end of period....................            $ 41,890        $  70,774
                                                                          ========        =========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest (net of amount capitalized).......................            $ 17,294        $  17,027
   Income taxes...............................................            $    245        $      18


           See notes to condensed consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995



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

NOTE 4.  RESTRUCTURING OPERATIONS

     In November 1994, the Company announced a major restructuring to refocus the Company and to improve the Company's long-term cash position. This restructuring, which is being implemented in 1995, resulted in a $3.1 million non-recurring operating expense in the fourth quarter of 1994. Costs associated with the restructuring included $1.9 million related to employee termination benefits, $.8 million related to lease cancellation fees and costs attributable to permanently idle leased facilities, and $.4 million for the consolidation of operations. Substantially all of the restructuring charges will result in cash outlays. As of September 30, 1995, $2.6 million of the restructuring charges had been paid.

NOTE 5.  MORTGAGE AND OTHER DEBT

     Mortgage and other debt at September 30, 1995 and December 31, 1994 is summarized as follows (in thousands):


                                           SEPTEMBER 30,   DECEMBER 31,
                                               1995            1994
                                           -------------   ------------
First mortgage loan - Prudential             $269,201       $274,776
First mortgage loans                          114,315        115,193
Term loan - unsecured                          22,000         22,000
Construction loans - secured                   35,381         29,425
Intermediate term loans - secured              71,800         64,378
Other loans                                     3,233            377
Assessment district bonds                      23,845         24,492
                                             --------       --------
     Total mortgage and other debt           $539,775       $530,641
                                             ========       ========

Due in one year                              $115,110       $ 78,102
                                             ========       ========


     Interest costs relating to mortgage and other debt for the three and nine months ended September 30, 1995 and 1994 are summarized as follows (in thousands):


                          THREE MONTHS ENDED     NINE MONTHS ENDED
                             SEPTEMBER 30,         SEPTEMBER 30,
                          -------------------   -------------------
                            1995       1994       1995       1994
                          --------   --------   --------   --------
Interest expensed          $ 6,414    $ 5,499    $19,554    $18,002
Interest capitalized         5,937      6,509     17,309     18,384
                           -------    -------    -------    -------
 Total interest cost       $12,351    $12,008    $36,863    $36,386
                           =======    =======    =======    =======


NOTE 6.  PROPERTY

     Property and capitalized property costs at September 30, 1995 and December 31, 1994 consisted of the following (in thousands):


                                                       SEPTEMBER 30,    DECEMBER 31,
                                                           1995            1994
                                                      --------------   -------------
Operating properties:
  Buildings                                             $  459,412      $  441,364
  Land and improvements                                    156,600         102,177
Other land and improvements                                376,471         426,762
Construction in progress                                    37,616          40,488
Capitalized interest and property taxes                    266,641         248,138
Other (including proportionate share of joint
 ventures' net deficits of $39,400 and $40,317)             (5,192)        (10,531)
                                                        ----------      ----------
                                                         1,291,548       1,248,398
Less accumulated depreciation                             (179,861)       (161,279)
                                                        ----------      ----------
                                                        $1,111,687      $1,087,119
                                                        ==========      ==========

NOTE 7.  INCOME TAXES

     The Company's effective tax rate for the nine months ended September 30, 1995 was 40.4%, a 4.7% increase over the Company's 35.7% rate for 1994 due to the effect of state income taxes.

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

     Costs of environmental remediation incurred in connection with operating properties and properties previously sold are expensed. At September 30, 1995, management estimates that future costs for remediation of identified or suspected environmental contamination which will be treated as an expense may be in the range of $2.8 to $26.1 million. It is anticipated that such costs will be incurred over the next ten years. At September 30, 1995 and December 31, 1994, the Company had a reserve of $9.1 million and $8.4 million for such costs. Management also estimates that similar costs relating to the Company's undeveloped properties may range from $17.3 million to $59.7 million. These amounts generally will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Form 10-K.

OVERVIEW

     Historically, the aggregate costs associated with pre-development, operating and holding the Company's substantial real estate assets have exceeded the revenue from property operations, development and other recurring sources. In order to correct this situation the Company, in November 1994, implemented significant staff reductions and reorganized to focus on increasing recurring revenue from operations.

     During 1995, the Company began the process of substantially increasing its asset sales activity, with the primary focus being its non-strategic land assets. Proceeds will be applied to a combination of debt reduction and reinvestment in activities that could generate recurring earnings. The Company's goal, by using sale proceeds in this manner and combined with improved operating performance of its existing business, is to achieve an operating surplus.

     The Company's goal is to generate $200 million in sales of non-strategic land assets over the next 30 months, including $100 million by the end of 1996. As of September 30, 1995, the Company had a backlog of contracted but not closed sale transactions of approximately $50 million. The largest single transaction is the sale of 50 acres in Santa Fe, New Mexico, which is expected to generate $21 million in revenue.

     In addition to the land sales program, the Company will be completing an analysis of its income properties, with the goal of identifying properties which do not meet the Company's long term objectives. Once identified, the assets will be offered for sale and the proceeds used for additional debt reduction and reinvestment.

     The review of all of the Company's major development projects continues. The decision to change the plans for a golf course residential community in Fremont to a commercial project is now being implemented. Sixty-nine acres of industrial zoned land in Union City are being transformed into a residential community. Development plans for Santa Fe, New Mexico were abandoned and the property is being sold to the City. The entitlement process for Los Angeles Union Station is nearing completion with the close of the comment period for the EIR. The entitlements for Mission Bay are not consistent with current market conditions. Evaluation of this project will continue in the fourth quarter and, if necessary, the development plans and carrying values will be appropriately modified.

     Management believes the 1994 workforce reductions when combined with other cost-reduction measures, will result in projected annual savings of approximately $10 million. These restructuring activities resulted in a $3.1 million non-recurring operating expense in 1994 and have begun to produce savings in 1995. Overhead has been reduced by $7.4 million in the first nine months of 1995 compared to 1994. General and administrative costs declined by $2 million during that period, overhead costs associated with operating the portfolio declined by $2.6 million and overhead costs associated with property sales declined by $1.2 million. In addition, the Company has benefitted from a $1.6 million reduction in the cash cost of the Company's development program.

LIQUIDITY AND CAPITAL RESOURCES

     In the following table, cash flow from operating activities, as presented under generally accepted accounting principles, is adjusted (a) to remove the impact of property sales, (b) to include certain fixed charges associated with the Company's operations, (c) to include distributions from joint ventures and
(d) to include net cash expended for capital improvements to the Company's properties. This results in an amount representing cash flow before sales and after fixed charges and capital expenditures. The Company believes that the presentation of the data set forth in the table below provides a meaningful summary of its cash flows.

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                   ---------------------
                                                                                     1995         1994
                                                                                   --------     --------
                                                                                       (IN THOUSANDS)
CASH PROVIDED BY OPERATING ACTIVITIES PER
 STATEMENT OF CASH FLOWS.................................                          $ 42,094     $ 43,682
  Cash provided by land sales............................                           (11,964)     (17,627)
  Interest paid (net of amount capitalized)..............                            17,294       17,027
  Expenditures for tenant improvements...................                            (2,541)      (2,497)
  Distributions from (contributions to) joint ventures...                             4,000          955
  Capitalized property taxes.............................                            (1,858)      (1,857)
                                                                                   --------     --------
 Adjusted cash from operations...........................                            47,025       39,683
                                                                                   --------     --------

 Fixed charges
  Interest paid - gross..................................                           (34,602)     (35,411)
  Preferred stock dividends..............................                           (17,859)     (18,191)
  Debt amortization......................................                            (7,171)      (5,425)
                                                                                   --------     --------
 Total fixed charges.....................................                           (59,632)     (59,027)
                                                                                   --------     --------

 Capital expenditures
  Cash expenditures......................................                           (22,834)     (36,215)
  Development borrowing..................................                            12,729       19,276
                                                                                   --------     --------
 Net capital expenditures................................                           (10,105)     (16,939)
                                                                                   --------     --------

CASH FLOW BEFORE SALES AND AFTER FIXED CHARGES
 AND CAPITAL EXPENDITURES................................                          $(22,712)    $(36,283)
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

Cash flow from operating activities

     Cash provided by operating activities reflected in the statement of cash flows in the first nine months of 1995 and 1994 was $42.1 million and $43.7 million. The decrease in 1995 is primarily attributable to lower cash generated from land sales, the payment of restructuring costs and lower receipts from environmental settlements in 1995 due to the favorable settlement of several environmental litigation matters in 1994. This was partially offset by higher income from operating properties and lower general and administrative costs.

     Cash generated from sales of land was $12 million and $17.6 million in the first nine months of 1995 and 1994. Cash generated from rental operations increased principally because of new buildings added to the portfolio, higher average rental rates and lower overhead costs associated with operating the portfolio. At September 30, 1995, the Company's total building portfolio for all product types was 94.6% leased compared to 96.8% at September 30, 1994 and 95.0% at December 31, 1994.

Cash flow from investing activities

     Net cash flow from investing activities reflected in the statement of cash flows increased $24.3 million from 1994 to 1995. The change in 1995 is primarily attributable to the conversion of short-term commercial paper and government securities into cash and cash equivalents and a decrease in capital expenditures. Capital expenditures totalling $44.5 million and $59 million in the first nine months of 1995 and 1994 include capitalized interest and property taxes totalling $19.2 million and $20.2 million. Cash flow from investing activities in 1994 also included $28.2 million of proceeds from the sale of income producing properties. As of September 30, 1995, the Company has 318,000 square feet of new development under construction and 576,000 square feet with binding leases prior to construction compared to 114,000 square feet under construction and 337,000 square feet with binding leases prior to construction at September 30, 1994.

Cash flow from financing activities

     Net cash used by financing activities reflected in the statement of cash flows for the first nine months of 1995 was $11.7 million compared to $89.7 million for the 1994 period. These amounts reflect borrowing and repayment activity relating to operating properties (including principal amortization), capital expenditures and general corporate purposes. The 1994 amounts primarily reflect the refinancing of the Prudential mortgage loan, as described below.

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

     In April 1995, the Company renewed its unsecured, revolving working capital line of credit which was due to expire on April 30, 1995. Upon renewal, the working capital facility was reduced to $62.5 million from $75 million and the revolving period was extended to December 31, 1995. As part of the renewal, the Company also amended the amortization schedule of its unsecured term loan. Of the $22 million outstanding, $10 million is now due in December 1995 and $12 million is due in December 1996. Previously the entire $22 million balance was due in December 1996. The Company's liquidity consists of $41.9 million in cash and $62.5 million in working capital line availability.

     In May 1995, the Company closed a $47 million secured term loan to refinance properties which were previously financed by loans which matured during the second quarter of 1995. In November 1995, the Company closed a $33 million secured term loan which refinanced an existing maturing construction loan and reimbursed the Company for previously expended costs.

     At September 30, 1995, the Company had total outstanding debt of $539.8 million, of which 73% was non-recourse to the Company and secured by the underlying property, 22% was recourse to the Company and also secured by underlying property, and 5% was unsecured. During the next twelve months, $115.1 million of debt matures which consists of construction financing, term loans or first mortgage loans, which are expected to be extended, refinanced and converted into permanent loans or repaid. Of this debt, $19.6 million was refinanced in November 1995.

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

Cash balances and available borrowings

     At September 30, 1995, cash and cash equivalents totalled $41.9 million.
In addition, the Company had available $86.5 million under its construction facilities $.5 million under its secured term loan facilities, and $62.5 million under its unsecured revolving facility.


RESULTS OF OPERATIONS
   (in thousands)

     The table below identifies the components of gross profit on property sales and income from operating properties.

                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                          -------------------------       -------------------------
                                                            1995            1994            1995            1994
                                                          ---------       ---------       ---------       ---------
 PROPERTY SALES
  Sales
    Land........................................          $   3,349       $  17,237       $  15,070       $  29,633
    Building....................................                  0          16,150               0          21,330
                                                          ---------       ---------       ---------       ---------
                                                              3,349          33,387          15,070          50,963
  Cost of sales.................................              1,637          26,096           6,133          38,531
                                                          ---------       ---------       ---------       ---------
  Gain on sales.................................          $   1,712       $   7,291       $   8,937       $  12,432
                                                          =========       =========       =========       =========

OPERATING PROPERTIES
 Rentals........................................          $  26,961       $  25,035       $  80,069       $  76,540
 Expenses
  Operating and maintenance.....................              6,485           6,988          19,022          20,971
  Taxes other than income.......................              4,631           4,422          14,463          13,686
                                                          ---------       ---------       ---------       ---------
                                                             11,116          11,410          33,485          34,657
                                                          ---------       ---------       ---------       ---------
 Income from operating properties...............          $  15,845       $  13,625       $  46,584       $  41,883
                                                          =========       =========       =========       =========

SUPPLEMENTAL INFORMATION

OPERATIONS
----------
 Rental revenue
  Buildings.....................................          $  24,080       $  22,152       $  71,020       $  65,732
  Properties sold or held for sale..............                379             371           1,461           2,474
  Ground leases and others......................              2,502           2,512           7,588           8,334
                                                          ---------       ---------       ---------       ---------
    Total.......................................          $  26,961       $  25,035       $  80,069       $  76,540
                                                          =========       =========       =========       =========

 Average rentals (per square foot, per quarter)           $    1.81       $    1.70       $    1.82       $    1.71
                                                          =========       =========       =========       =========

 Square feet owned, end of period (in thousands)             14,099          13,495
                                                          =========       =========

 Occupancy percentage, end of period                           94.6%           96.8%
                                                          =========       =========

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                         -------------------------       ------------------------
                                                           1995            1994            1995            1994
                                                         ---------       ---------       ---------       --------
DEVELOPMENT (SQUARE FEET)
-------------------------
 Construction and completion
  Under construction, beginning of period....              568,000         575,000         337,000        576,000
  Construction starts........................              200,000               -         468,000         44,000
  Completion.................................             (450,000)       (461,000)       (487,000)      (506,000)
                                                         ---------       ---------       ---------       --------
  Under construction, end of period..........              318,000         114,000         318,000        114,000
                                                         =========       =========       =========       ========

 Development under contract, not started                   576,000         337,000
                                                         =========       =========

 Backlog - sales under contract
 ------------------------------
  Land                                                   $  50,122       $   3,056
  Building                                                       -               -
                                                         ---------       ---------
  Total                                                  $  50,122       $   3,056
                                                         =========       =========


  Comparison of nine months ended September 30, 1995 and 1994

     The Company had income before taxes of $18.9 million for the first nine months of 1995, a decline of $3 million from 1994. The decline in 1995 was primarily due to a $3.5 million reduction in the gain on property sales and a $1.6 million increase in interest expense, offset by a $2 million increase in operating income. After adjusting 1994 for a non recurring $3.3 million environmental settlement and $2.9 million in gains on joint venture land sales, operating income was $8.2 million greater in 1995.

     The decrease in gross profit from property sales, shown in the table above, resulted from a lower level of sales, net of a lower cost basis of properties sold in 1995. The 1994 sales included several income producing properties, one of which generated a $3 million loss. Sales will continue to fluctuate from period to period. Gross profit will also vary depending on the cost basis of properties sold.

     Income from operating properties, shown in the table above, increased $4.7 million over 1994. Of this increase, $3.9 million was due to new buildings completed over the last twelve months, and lower overhead costs of $1.8 million as a result of the Company's restructuring initiated in late 1994. In addition, existing buildings contributed $1.1 million through increases in average rental rates and lower legal expenses and lease commissions. Partially offsetting these improvements was increased property taxes due to reassessment of one of the Company's office buildings resulting in a one-time charge of $.9 million. Increased income from operating properties more than compensated for the $1.1 million earnings loss from buildings sold in 1994.

     At September 30, 1995, the Company's total operating portfolio was 94.6% leased compared to 96.8% at September 30, 1994. During the last twelve months, the Company added 601,000 square feet of new buildings. The Company currently has 318,000 square feet under construction compared to 114,000 square feet at September 30, 1994 and at September 30, 1995 an additional 576,000 square feet under development contracts not yet started.

     Joint venture earnings decreased in the nine months of 1995 primarily as a result of lower property sales of $2.9 million by one joint venture partially offset by improved operating results from the hotel operations of another joint venture. Other revenue was higher in 1994 due to the favorable settlement of several environmental litigation matters in 1994.

     Comparison of three months ended September 30, 1995 and 1994

     The Company had third quarter 1995 net income before taxes of $4.7 million, a decline of $3.2 million from the third quarter of 1994. The 1995 decline was primarily due to a $5.6 million reduction in the gain from property sales and a $.9 million increase in interest expense, partially offset by a $3.3 million improvement in operating income.

     The decrease in gross profit from property sales, shown in the table above, resulted from a significantly lower level of sales, net of a lower cost basis of properties sold in 1995. The 1994 sales included several income producing properties. Sales will continue to fluctuate from quarter to quarter. Gross profit will also vary depending on the cost basis of properties sold.

     Income from operating properties, shown in the table above, increased $2.2 million over the 1994 third quarter. Of this increase, $1.2 million was due to new buildings completed over the last twelve months, other existing buildings increased $.7 million through increases in average rental rates and higher recollectible expenses and lower overhead costs of $.4 million as a result of the Company's restructuring initiated in late 1994. During the last twelve months, the Company added 601,000 square feet of new buildings.

     Overhead has been reduced by $1.9 million in the third quarter of 1995. General and administrative costs declined by $.8 million, overhead costs associated with operating the portfolio declined by $.6 million and overhead costs associated with property sales declined by $.3 million. In addition, the restructuring resulted in a $.2 million reduction in the cash cost of the Company's development program.

ENVIRONMENTAL MATTERS

     Many of the Company's properties are in urban and industrial areas and may have been leased to commercial and industrial tenants who may have discharged hazardous materials. The Company incurs on-going environmental remediation costs, including clean-up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean-up, litigation defense and the pursuit of responsible third parties. Costs incurred in connection with operating properties and properties previously sold are expensed. Costs relating to undeveloped land are capitalized as part of development costs. As with other capital expenditures, these costs will be incurred as development proceeds. Environmental costs charged to operations for the first nine months of 1995 and 1994 totalled $2.3 million and $3.5 million; for the third quarter of 1995 and 1994, such costs charged to operations totalled $.7 million and $1.0 million. Environmental costs capitalized for the first nine months of 1995 and 1994 totalled $1 million and $.7 million.

       At September 30, 1995, the Company's estimate of its potential liability for identified environmental costs ranged from $2.8 million to $26.1 million for properties for which costs would be charged to operations. These costs are expected to be incurred over an estimated ten-year period, with a substantial portion incurred over the next five years. At September 30, 1995, the Company's estimate of its potential liability for identified environmental costs relating to developable properties ranged from $17.3 million to $59.7 million. These costs generally will be capitalized as they are incurred, over the course of the estimated development period of approximately 20 years.

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



                        CATELLUS DEVELOPMENT CORPORATION



Date  November 13, 1995                By  /s/ Stephen P. Wallace
      -----------------                    -----------------------------
                                           Stephen P. Wallace
                                           Senior Vice President and
                                            Chief Financial Officer



Date  November 13, 1995                By  /s/ David M. Perna
      -----------------                    -----------------------------
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