Form 10-K
period 1995-12-31
CATELLUS DEVELOPMENT CORP
filed 1996-04-01
CIK 865937

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995       COMMISSION FILE NUMBER 0-18694

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   Yes ___   No  X
                          ---

  The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $356,000,000 on March 15, 1996.

  As of March 15, 1996, there were 74,498,115 issued and outstanding shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference in Part III.
================================================================================

                                    PART I

ITEM 1.  BUSINESS

   Catellus Development Corporation (the Company) was organized in the state of Delaware in 1984 as an indirect, wholly-owned subsidiary of Santa Fe Pacific Corporation (SFP) to conduct the non-railroad real estate activities of Santa Fe Industries and Southern Pacific Company. In December 1989, SFP sold 19.9% of the Company to Bay Area Real Estate Investment Associates, L.P. (BAREIA), a California limited partnership whose general partner was JMB/Bay Area Partners and whose limited partner was the California Public Employees' Retirement System (CALPERS). In December 1990, SFP distributed its remaining 80.1% interest in the Company to its stockholders in the form of a stock dividend. In November 1995, BAREIA was liquidated and CALPERS became the sole holder of BAREIA's stock. As of December 31, 1995, CALPERS owns 41.1% of the Company's common stock and 40.7% of the Company's Series A preferred stock.

  The Company's principal office is located at 201 Mission Street, San Francisco, California, 94105; its telephone number is (415) 974-4500.

  The Company is a full service real estate company that, as of December 31, 1995 owned 855,170 acres of land, 14.1 million square feet of income producing property, 5,400 acres of land leases and interests in eight joint ventures. Approximately 80% of the Company's assets are located in California, with the balance mainly concentrated in Dallas, metropolitan Chicago and Phoenix.

COMPANY STRATEGIES - OVERVIEW

     During late 1994 and continuing in 1995, the Company undertook a comprehensive review of its operations and activities with the primary goals being to increase cash flow and return on stockholders' equity. In particular, the Company focused its efforts on reducing costs, selling non-strategic land assets, reducing debt, increasing development activity, increasing third party fee management revenue and minimizing the development costs and time frames for its major development projects. The Company has taken the following specific actions:

 . In November 1994, the Company implemented significant staff reductions to reduce costs and reorganized to focus on increasing operating earnings. These reductions, when combined with other cost-reduction measures, resulted in annual cost savings for 1995 of approximately $10.1 million. General and administrative costs declined by $3.7 million; overhead associated with operating the portfolio declined by $3.4 million and overhead associated with selling properties declined by $1.5 million. In addition, the Company has benefited by a $1.5 million reduction in overhead costs associated with the Company's development activities.

 . In October 1995, the Company began the process of substantially increasing its asset sales activity, with the primary focus on its non-strategic land assets. Sales proceeds will be applied to a combination of debt reduction, in order to reduce interest costs, and reinvestment in activities that could generate increased operating earnings. The Company's goal is to sell $100 million of non-strategic land assets over a 15-month period ending December 31, 1996. Sales totaling $47.1 million closed in the fourth quarter of 1995.

 . During 1995, the Company reduced its total debt by a net $34.5 million. This net reduction represents the difference between $68.5 million of principal reductions on existing borrowings and $34 million of new borrowings which funded the development of pre-leased industrial and retail buildings. It is expected that the debt service on the new borrowings will be covered by the cash flow from the completed buildings; therefore, the Company's future operations should be improved by the interest savings on the $68.5 million of principal reductions.

 . During 1995 and continuing into 1996, the Company has placed a greater emphasis on increasing its development and fee development businesses. During 1995, the Company commenced construction on 910,000 square feet of new development, compared to 381,000 in 1994. In addition, at December 31, 1995, the Company had signed leases for new development totalling 648,000 square feet for which construction will commence in 1996. In March 1996, the Company acquired The Akins Companies to better position itself to pursue existing residential development opportunities on certain of its land holdings, as well as to pursue fee development opportunities on land not currently owned by the Company.

 . During 1995 and continuing into 1996, the Company has also placed a greater emphasis on increasing its third party management business. In January 1996, the Company announced a new five-year contract to manage the non railroad real estate assets for the Burlington Northern Santa Fe Corporation.

 . Beginning in 1994 and continuing throughout 1995, the Company undertook a review of its major land development projects with the goal of increasing profitability, minimizing up front capital requirements and shortening the time required to develop the properties. As a result of this review, the decision was made to modify certain of the entitlements, abandon others and sell one property that management believed could not be developed in a reasonable time frame. It is management's expectation that these decisions will both accelerate the time frame in which the projects will be developed and minimize the up front cash requirements associated with development.

     The Company's long-term financial goal is to increase its return on stockholder equity. In order to accomplish this, the Company will continue with the revenue enhancement and cost reduction initiatives discussed above and will seek opportunities to reduce its capital commitment to projects through joint ventures, where the Company would seek financial partners to participate in some of its more capital intensive businesses. In addition, as the Company completes its disposition program of non-strategic land assets, it will evaluate opportunities to increase stockholder returns through strategic reinvestment and/or stock repurchases.

PORTFOLIO SUMMARY
- -----------------

     The following tables provide information on the Company's income producing assets, land assets and joint venture investments. In addition, supplemental current value information is provided for the Company's land assets and joint venture investments. Current value information is provided in recognition of the significance of the Company's land assets in relation to its total assets and the lack of traditional cash flow or earnings measures available to evaluate the land portfolio. Current value does not represent the net realizable value of the Company's portfolio as a whole, nor does it contemplate liquidation or a distressed sale of the Company's assets. Current value accounting continues to represent an experimental approach; authoritative criteria have not been established for its preparation and presentation. The Company engaged Landauer and Associates to provide a concurring appraisers report on its estimate of values, which is included in an exhibit to this 10-K.

                          PORTFOLIO BY ASSET CATEGORY

INCOME PRODUCING PROPERTIES

                                           AS OF DECEMBER 31, 1995
                                   --------------------------------------   NET OPERATING INCOME/(1)/
                                             NUMBER OF BUILDINGS   SQUARE   --------------------------
                                    ACRES         OR LEASES         FEET         1995         1994
                                   -------   -------------------   ------   -------------  -----------
                                                               (in thousands)      (in thousands)
INDUSTRIAL
Buildings and associated land...      606            163           11,424      $39,704       $38,813
Land leases.....................    5,239             17                -        1,746         1,743

RETAIL
Buildings and associated land...       76             29              957        8,423         5,024
Land leases.....................       53             16                -        1,721         2,018

OFFICE
Buildings and associated land...       76             32            1,687       16,483        18,399
Land leases.....................      106             21                -        2,707         2,616
                                    -----            ---           ------      -------       -------
  Total.........................    6,156            278           14,068      $70,784       $68,613
                                    =====            ===           ======      =======       =======

JOINT VENTURES

                                                     CATELLUS SHARE OF CURRENT VALUE/(3)/
                                                     ----------------------------------
                                                         12/31/95        12/31/94 /(2)/
                                                         ---------       --------------
                                                              (in thousands)
Hotels..........................                         $ 77,276        $65,430
Land............................                           26,157         17,760
Other...........................                              850          3,165
                                                         --------        -------
  Total.........................                         $104,283        $86,355
                                                         ========        =======

LAND DEVELOPMENT AND LAND HOLDINGS

                                                    CURRENT VALUE/(3)/         NET OPERATING INCOME/(1)/
                                              ------------------------    ------------------------------
                                     ACRES    12/31/95   12/31/94/(2)/     1995        1994
                                    -------   --------   -------------    -------     -------
                                                  (in thousands)            (in thousands)
Major mixed-use projects........      1,156   $310,040     $305,205       $ 1,576     $   963
Industrial development..........      1,671    125,121      134,674        (1,111)     (1,350)
Retail and office development
 and other land.................      6,086    145,151      159,051           393         656
Residential development.........        550     45,986       48,847          (197)       (140)
Natural resource land...........    833,844    176,892      165,123          (936)     (1,463)
Held for sale...................     11,863    131,211      137,243        (2,017)     (2,596)
                                    -------   --------     --------       -------     -------
  Total.........................    855,170   $934,401     $950,143       $(2,292)    $(3,930)
                                    =======   ========     ========       =======     =======

Notes:
- ------
(1) Net operating income represents rental revenue, less property operating costs.
(2) Current value at December 31, 1994 represents the value of those assets still owned at December 31, 1995.

- ---------------

(3) The Company estimates the current value of its land assets primarily using the direct sales comparison method. However, in cases where relevant comparable sales data is not available, current value is estimated using the residual land analysis method. Under the direct sales comparison approach, recent sales of similar properties are used as a basis for estimated current value. Current value estimates for large contiguous parcels include a discount to reflect current market absorption rates for undeveloped land. Under the residual land analysis approach, current value is derived based on anticipated future cash flows associated with the Company's intended development plan. Infrastructure costs, development costs (including costs to remediate known environmental contamination), operating cash flow and residual sales amounts are projected over an assumed period of development and operation. These amounts are discounted to the balance sheet date using a discount rate the Company believes is appropriate given the level of project risk. Current values for investments in joint ventures represent the Company's proportionate equity in the underlying net assets of the ventures. The current values of assets and liabilities of joint ventures were based on methods and assumptions similar to those used to estimate the current values of similar assets and liabilities of the Company. Current values calculated using the above methods are adjusted to reflect the estimated costs to remediate known environmental contamination.

      The following summarizes leasing statistics for the Company's operating properties (square feet in thousands).

                                  DECEMBER 31,
                           ---------------------------
                            1995      1994      1993
                           -------   -------   -------

Industrial buildings
   Square feet owned       11,424    10,985    10,809
   Square feet leased      10,945    10,432    10,389
   Percent leased            95.8%     95.0%     96.1%
Office buildings
   Square feet owned        1,687     1,687     1,806
   Square feet leased       1,553     1,618     1,654
   Percent leased            92.1%     95.9%     91.6%
Retail buildings
   Square feet owned          957       837       652
   Square feet leased         883       777       540
   Percent leased            92.3%     92.8%     82.8%
Land development
   Square feet owned          100       100       100
   Square feet leased         100       100       100
   Percent leased           100.0%    100.0%    100.0%
Total*
   Square feet owned       14,168    13,609    13,367
   Square feet leased      13,481    12,927    12,683
   Percent leased            95.1%     95.0%     94.9%

* Square feet owned and occupied, as well as net operating income, excludes approximately 1.4 million square feet of existing buildings, primarily at Mission Bay. These buildings will be razed as development proceeds.

     For the five years from 1996 through 2000, leases for 20.1%, 14.0%, 7.4%, 8.7%, and 10.1% of total rentable square footage are scheduled to expire.

INDUSTRIAL INCOME PRODUCING PROPERTIES
- --------------------------------------

     As of the end of 1995, the Company's industrial income producing portfolio included 11.4 million square feet in 163 buildings. At the year end, these buildings were 95.8% leased. The portfolio also included 5,239 acres of land leased for industrial uses.

     At the end of 1995, the Company also had 642,000 square feet under construction and leases signed for an additional 648,000 square feet to be constructed in 1996. When these buildings are completed, the Company's industrial income producing portfolio will be expanded to 12.7 million square feet and 169 buildings.

     Net Operating Income - The net operating income for the industrial portfolio increased from $40.6 million in 1994 to $41.5 million in 1995. This increase resulted primarily from the addition of new industrial buildings. The decrease in 1994 compared to 1993 was due to the sale of 1.1 million square feet of properties near the end of 1993 and in 1994. The following table summarizes net operating income for the industrial portfolio (in thousands):

                               1995        1994        1993
                            ---------   ---------    -------
Industrial buildings         $39,704     $38,813     $38,890
Industrial land leases         1,746       1,743       2,227
                             -------     -------     -------
                             $41,450     $40,556     $41,117
                             =======     =======     =======

     Location - The following table summarizes the Company's industrial buildings by region as of December 31, 1995.

                                  NUMBER OF
                                  BUILDINGS   SQUARE FEET
                                  ---------   -----------
                                            (in thousands)
Metro Chicago                          4           791
Dallas                                 5           555
Phoenix                                6           685
Southern California                  117         7,088
Northern California                   17         1,360
Other                                 14           945
                                     ---        ------
          Total                      163        11,424
                                     ===        ======


       Lease Expirations - The following table summarizes the lease expirations in the industrial portfolio as of December 31, 1995.

                                  1996     1997    1998     1999     2000     2001    2002    2003    Thereafter
                                 -----    -----    ----    -----    -----    -----    ----    ----    ----------

Percent                             20%      13%      8%       9%      11%      11%      3%      3%         22%
Square feet (in thousands)       2,164    1,426     840    1,002    1,207    1,258     310     277       2,461

     Leases totalling 20% of the Company's industrial square footage expire in 1996. Of this, 38% are located in Southern California, where economic conditions continue to improve, 20% represent month to month leases in multi-tenant buildings, 17% are located in Phoenix, Arizona, and the balance is spread throughout the portfolio.

RETAIL INCOME PRODUCING PROPERTIES
- ----------------------------------

     As of the end of 1995, the Company's retail income producing portfolio consisted of 957,000 square feet of existing buildings and 53.3 acres of land leased for retail uses. The existing income-producing retail portfolio consisted of 29 buildings which were 92.3% leased as of December 31, 1995.

     The Company's retail properties are located primarily in Northern and Southern California with one complex each in Colorado and Oregon. The largest retail project, East Baybridge Center, is located on 40 acres just across the Bay from San Francisco in the cities of Emeryville and Oakland. The 270,000 square foot Phase I of this project opened in mid-1994 and was pre-leased to such national retailers as Home Depot, Sportmart, OfficeMax, Safeway's Pak 'n Save and CompUSA. A 117,000 square foot building for Kmart was added to the center in 1995.

     Net Operating Income - Net operating income for the Company's retail building portfolio rose from $5.0 million in 1994 to $8.4 million in 1995, due to the East Baybridge Center in Emeryville, California. The following table summarizes net operating income for the retail portfolio (in thousands):

                          1995      1994      1993
                        --------   -------   -------
Retail buildings         $ 8,423    $5,024    $4,450
Retail land leases         1,721     2,019     2,037
                         -------    ------    ------
                         $10,144    $7,043    $6,487
                         =======    ======    ======

     Location - The following table summarizes the Company's retail buildings by region as of December 31, 1995.

                         NUMBER OF
                         BUILDINGS   SQUARE FEET
                         ---------   -----------
                             (in thousands)
Southern California          13           358
Northern California           9           461
Colorado                      5           100
Oregon                        2            38
                             --           ---
     Totals                  29           957
                             ==           ===

       Lease expirations - The following table summarizes the lease expirations in the retail portfolio as of December 31, 1995.

                              1996    1997    1998    1999    2000    2001    2002    2003    THEREAFTER
                              ----    ----    ----    ----    ----    ----    ----    ----    ----------
Percent                         18%      6%      5%      8%      8%      1%      0%      4%        50%
Square feet (in thousands)     160      50      46      69      69      11       0      35        443

     Development - The following table summarizes the Company's retail development completed during the past three years.

                                      1995    1994     1993
                                      ----    ----     ----

Completed projects (square feet)    117,000  269,310     -

OFFICE INCOME PRODUCING PROPERTIES
- ----------------------------------

     At the end of 1995, the Company's office income producing portfolio consisted of 1.7 million square feet of office buildings and 105.9 acres of land leased for office purposes. At year-end 1995, this portfolio of 32 office buildings was 92.1% leased. The most significant office projects owned by the Company are the South Bay Center in San Jose, California, 424,192 square feet, and the Railway Exchange Building in Chicago, Illinois, 374,929 square feet.

     Net Operating Income - The Company experienced a decline in net operating income from office buildings in 1995. This decline is related primarily to the Railway Exchange Building in Chicago, Illinois. An increase in property taxes in Chicago and the replacement of a major tenant with lower rent tenants caused the building to contribute less to office net operating income than in previous years. The following table summarizes net operating income for the office portfolio (in thousands):

                          1995        1994        1993
                        -------     -------     --------
Office buildings        $16,483     $18,399     $17,407
Office land leases        2,707       2,616       2,717
                        -------     -------     -------
                        $19,190     $21,015     $20,124
                        =======     =======     =======

     Location - The following table summarizes the Company's office property by region as of December 31, 1995.

                           NUMBER OF
                           BUILDINGS   SQUARE FEET
                           ---------   -------------
                                      (in thousands)
Southern California            13           578
Northern California            10           521
Metro Chicago                   2           473
Other                           7           115
                               --         -----
          Totals               32         1,687
                               ==         =====


     Lease expirations - The following table summarizes the lease expirations in the office portfolio as of December 31, 1995.

                             1996    1997    1998    1999    2000    2001    2002    2003    THEREAFTER
                             ----    ----    ----    ----    ----    ----    ----    ----    ----------
Percent                       25%     27%      7%     7%      5%     10%       8%     3%          8%
Square feet (in thousands)   381     416     115    103      79     161      130     45         123

LAND DEVELOPMENT - MIXED USE PROJECTS
- -------------------------------------

     The Company's land portfolio includes four major mixed use development sites consisting of 1,156 acres which had a current value of $310 million at December 31, 1995. An additional site located in Santa Fe, New Mexico was sold to the City of Santa Fe in 1995.

     Mission Bay, San Francisco, CA. The Company's property in San Francisco is part of a 313 acre mixed-used development which was the subject of a 1991 Development Agreement between Catellus and the City and County of San
Francisco. After a thorough analysis of the 1991 Development Agreement in light of current and anticipated market conditions, management terminated this agreement and decided to seek a revised entitlement package.

     The revised plan will include more housing and retail and less office space; a phased development approach which would include less upfront investment; and the use of tax increment financing, as provided by redevelopment law. As a result of this decision, the Company took an $84.8 million charge against fourth quarter earnings. (See "Managements Discussion and Analysis of Financial Condition and Results of Operations," and Note 7 to the Consolidated Financial Statements).

     Pacific Commons, Fremont, CA. In March 1995, the Company announced its intention to pursue a retail, industrial and commercial development rather than a previously proposed golf course residential community on its 600-acre vacant site bordering Interstate 880 in Fremont, California. These are uses which were called for by the City's General Plan designation prior to the approval of the golf course residential project, and they are consistent with the current land uses of adjacent property.

     The Company has moved to re-entitle Pacific Commons to include approximately 700,000 square feet of "power center" retail and more than 7.5 million square feet of office, R&D, industrial and warehouse product. The vacancy rate of these uses continues to decline in Fremont and the inventory of land for development is low.

     Union Station, Los Angeles, CA. The Company owns 51 acres which surround and include the historic Los Angeles Union Station. The Company completed the acquisition of this site in early 1990 and is proceeding with plans to develop it as a regional transportation center and mixed-use complex of office buildings and retail space. Amtrak, the region's commuter rail system, suburban bus lines and the City's new subway system serve this station daily. The site currently is entitled for government uses. A revised entitlement package is being processed which will allow a total of 7 million square feet of office development but has the flexibility to substitute other uses such as retail, a sports arena and housing based upon an impacts "equivalency" formula.

     Construction of the first building on the site, the 626,000 square foot headquarters facility owned and occupied by the Metropolitan Transportation Authority (MTA), was started in 1993 and completed in late 1995. In addition, the innovative multi-modal Patsaouras Transit Plaza which now serves as the center for bus and rail service to downtown Los Angeles, was completed in 1995. The MTA building and the Patsaouras Transit Plaza were the first two components of Gateway Center (part of the Union Station project), a multi-phased project that consists of two office towers comprising over 1.2 million square feet, the 3.5-acre regional public transit center and bus plaza, 20,000 square feet of service retail, an underground parking garage and a new transit concourse connecting the bus and train terminals.

     Union Station has also been selected as the site of the new headquarters facility for the Metropolitan Water District (MWD). An agreement has been signed under which Catellus will sell a 4.2 acre site to MWD and construct a 550,000 square foot, 12 story office building for the MWD on the site. Construction is scheduled to begin in mid-1996 with building completion and occupancy targeted for late 1998.

     Santa Fe Depot, San Diego, CA. The Company owns 17 acres on the waterfront in downtown San Diego, California. The site is currently entitled for a mixture of office, hotel, retail and housing development. Management is re-evaluating the approved plan in light of current and projected market conditions.

INDUSTRIAL DEVELOPMENT
- ----------------------

     The Company's plans call for expanding development activity beyond the levels of the last two years. Approximately 1,700 acres in 15 separate locations will be retained which will support the development of over 30 million square feet of industrial development. The Company's goal is to develop approximately 20 million square feet over the next 5 to 7 years. The balance of the acreage will be reserved for sale.

     In 1995, the Company completed approximately 490,000 square feet of industrial construction. At December 31, 1995, Catellus had 692,000 square feet under construction and had signed leases for 648,000 square feet of new industrial development. This backlog will be enhanced during 1996 by the Company's efforts to obtain additional build-to-suit opportunities and limited speculative development, in order to take advantage of local market conditions.

     Property - The following table summarizes selected industrial development properties, including some held for sale at December 31, 1995:

                                         POTENTIAL SQUARE FEET OF
LOCATION                       ACRES    ENTITLEMENTS (IN MILLIONS)
- --------                      -------   --------------------------

Phoenix, Arizona               214.3                4.4

Dallas, Texas
 Coppell                       215.8                3.4
 Garland                       284.0                4.5

Chicago, Illinois
 International Centre          655.7                9.6
 Romeoville                    118.2                1.4

Northern California
 Fremont                        46.5                 .6

Southern California
 Anaheim                        18.8                 .3
 City of Industry               68.3                1.0
 La Mirada                      40.8                 .6
 Ontario                       289.5                4.5
 Rancho Cucamonga               32.6                 .5
 Santa Ana                      32.6                 .5
 Santa Fe Springs               12.5                 .2
 Vernon                         14.7                 .2

Oklahoma City, Oklahoma        281.7                1.5
                             -------               ----
     Total                   2,326.0               33.2
                             =======               ====

  Development - The following table summarizes the Company's industrial development activities, in square feet, during the past three years.

                                                1995        1994        1993
                                              ---------   ---------   ---------

 Under construction, beginning of period       337,136     307,000     487,023
 Construction starts                           792,818     381,136     363,420
 Completion                                   (487,854)   (351,000)   (543,443)
                                              --------    --------    --------
 Under construction, end of period             642,100     337,136     307,000
                                              ========    ========    ========

RESIDENTIAL DEVELOPMENT
- -----------------------

     In March 1996, the Company concluded the acquisition of The Akins Companies, a residential real estate company, consisting of a diversified group of entities involved in home building, community development and project management services. The Akins Companies have developed more than 10,000 homes throughout Southern California in the past 47 years.

     The new entity, now called the Catellus Residential Group, will develop the Company's residential land holdings, projects previously started by Akins and new development activities on property owned by others.

     The Company formed an Urban Housing division in 1995 to develop rental housing with an affordable component on urban in-fill locations in California. The new urban housing team within Catellus Residential Group gives the Company the core competencies that will allow it to pursue additional higher yielding development opportunities.

Property - The following table summarizes the Company's residential properties, including those acquired as part of the Akins acquisition:


CITY                                       ACRES            POTENTIAL # OF UNITS
- ----                                       -----            --------------------

Northern California
 . Union City (1)                             108                    600
 . Tracy (1)                                  680                  1,800
 . Stockton (1)                               392                  1,740

Southern California
 . Buena Park (1)                              70                    350
 . Oxnard (3)                                  20                    198
 . Ridgemoor, Rowland Heights (2)             277                    510
 . Rancho San Pasquale, San Diego (2)         872                    580
 . Kentwood Collection, Westchester (3)        11                     49
 . Chino Hills (2)                            278                    350
 . Ocean Ridge, Newport Beach (3)              11                     30
                                           -----                  -----
      Total                                2,719                  6,207
                                           =====                  =====

Notes:
- -----

 (1) Owned
 (2) Managed
 (3) Joint venture

JOINT VENTURES AND OTHER INVESTMENTS
- ------------------------------------

     The Company's joint venture interests provided net distributions to the Company of $8.3 million in 1995 and had a current value at December 31, 1995 of $104.3 million. Joint ventures will continue to play an important role in allowing the Company to accelerate the development of its land assets without having to fund 100% of the required capital. In addition to its joint ventures, the Company owns Golden Gate Fields, a racetrack leased to Ladbroke Racing.


Operating Properties          Location                     Type
- --------------------          --------                     ----

New Orleans Hilton            New Orleans, Louisiana       Hotel
San Diego Embassy Suites      San Diego, California        Hotel
Park del Amo                  Torrance, California         Office
Seabridge Apartments          San Diego, California        Residential
Pacific Design Center         West Hollywood, California   Furniture mart
Golden Gate Fields            Albany, California           Racetrack

Land                          Type
- ----                          ----

Dallas, Texas                 Industrial development
New Orleans, Louisiana        Hotel development
La Mirada, California         Industrial development
Collinsville, California      Dredge disposal
West Hollywood, California    Entertainment/retail development


     The following is a description of some of the Company's joint ventures and other investments:

     New Orleans Hilton. The Company owns a 25.2% interest in the 1,602-room New Orleans Hilton Hotel. This property is strategically located between the dock for the Flamingo Riverboat Casino and the land based Harrahs Casino.

     San Diego Embassy Suites. The Company owns a 50% interest in this 337-room hotel overlooking the San Diego Bay near the convention center. The property generates positive cash flow, however the existing loan requires substantial principal paydown and prohibits cash flow distributions to the partners. Negotiations are underway to refinance the property.

     Seabridge Apartments. The Company owns a 50% interest in this 387-unit apartment building located one block east of the San Diego Bay. Although the property is performing well (occupancy is consistently in the 95% range), it is substantially overleveraged which results in nominal cash flow.

     Golden Gate Fields. The Company owns 100% of this 230-acre race track property in Albany, California, across the Bay from San Francisco, and leases it to the Ladbroke Racing Company. Discussions are underway to either split cash flow 50/50, including the card club revenue, or sell the property while retaining the right to participate in future cash flow.

     La Mirada. CDC owns a 37.8% interest in this master planned business park located on a major distribution artery. Thirty acres from the 82-acre development remain available for build-to-suit or sale. Recent activity includes a 278,000 square foot build-to-suit for lease on 10.4 acres of land and a sale of 3.3 acres of land. Land sales are expected to be completed in 1997 with build-to-suit leases providing ongoing cash flow.

NATURAL RESOURCE LAND
- ---------------------

     Catellus owns more than 790,000 acres of land in the Southern California desert regions of Los Angeles, Kern, San Bernardino, Riverside, and Imperial Counties, and more than 25,000 acres in the state's Central Valley.

     The Company plans to aggressively maximize the value of its "outlying" lands. The Catellus Resources Group was created in 1995 to focus on the potential represented by the desert and Central Valley portfolios.

     The hydrology, climate, geology and location of certain of these properties may afford substantial water marketing, agricultural, telecommunications, energy, and waste management opportunities for Catellus. In addition, a major portion of the land is well suited for environmental mitigation purposes and for strategic trades with federal and state entities to favorably enhance the Company's development options with other locations.

     The Resources Group will also coordinate the Company's in-house environmental cost recovery, remediation and management activities.

     Consistent with Catellus' commitment to leverage its core competencies beyond increasing the value of its current assets, the Resources Group will spearhead efforts to identify additional environmentally-related business opportunities.

REAL ESTATE SERVICES
- --------------------

Management Services

     Catellus, through its wholly owned subsidiary Catellus Management Corporation (CMC), has entered into a five year contract with the Burlington Northern Santa Fe Corporation (BNSF), which owns the nation's largest railroad, to provide management and disposition services for their real property assets. The assets include approximately 19,000 leases and are located in 28 states and 2 Canadian provinces.

     The Company intends to aggressively pursue additional management service agreements to increase recurring earnings.

Design Build Services

     Catellus was the developer on a "design build" basis in partnership with Charles Pankow Builders, for the construction of the MTA Headquarters building and the multi-model Patsaouras Transit Plaza at Los Angeles Union Station. The Company intends to pursue additional design build opportunities to increase recurring earnings. The Company is concluding final documentation with the Metropolitan Water District for the development of their new headquarters facility on a design build basis, again in partnership with Charles Pankow Builders.

PROPERTY SALES
- --------------

     Historically, the Company has sold land to cover some of the costs associated with pre-development, operating and holding the Company's substantial real estate assets and paying preferred stock dividends. Sales included mountain, desert, agricultural and other non-strategic lands, as well as lands that the Company feels might be developable in the future. The Company has also sold income-producing properties to cover such costs. The Company's sales consisted of the following over the past three years (in thousands):

                               1995         1994          1993
                             --------      -------       -------
Non-strategic land
  Sales..................    $62,199       $32,298       $26,444
  Cost of sales..........     29,410        22,024        15,993
                             -------       -------       -------
     Gain                    $32,789       $10,274       $10,451
                             =======       =======       =======
Development properties
  Sales..................    $ 3,224       $     -       $     -
  Cost of sales..........      2,271             -             -
                             -------       -------       -------
     Gain                    $   953       $     -       $     -
                             =======       =======       =======
Buildings
  Sales..................    $     -       $21,330       $30,157
  Cost of sales..........          -        18,411        21,547
                             -------       -------       -------
     Gain                    $     -       $ 2,919       $ 8,610
                            ========       =======       =======
Ground leases
  Sales..................    $     -       $   142       $15,968
  Cost of sales..........          -            28         1,864
                             -------       -------       -------
     Gain                    $     -       $   114       $14,104
                            ========       =======       =======
Total
  Sales..................    $65,423       $53,770       $72,569
  Cost of sales..........     31,681        40,463        39,404
                             -------       -------       -------
     Gain                    $33,742       $13,307       $33,165
                             =======       =======       =======

     In September 1995, the Company established a goal of selling $200 million of non-strategic land assets within a 30-month period. Proceeds would be applied to a combination of debt reduction, in order to reduce interest costs, and reinvestment in activities that could generate increased operating earnings. The Company's goal is to complete $100 million of these sales by December 31, 1996. Sales totaling $47.1 million closed in the fourth quarter of 1995.

ENVIRONMENTAL MATTERS
- ---------------------

     Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Matters." Such regulations can increase the cost of planning, designing, developing, managing and maintaining the Company's properties. The Company has expended and will continue to expend significant financial and managerial resources to comply with environmental regulations and local permitting requirements. While the Company or outside consultants have evaluated the environmental liabilities associated with most of the Company's properties, any evaluation necessarily is based upon then prevailing law and identified site conditions. In addition, many of the Company's properties are in the early stages of development and the environmental studies and investigations which have been performed are preliminary. It is possible that significant unknown costs and liabilities may arise in the future relating to these properties and that certain development projects may be significantly delayed, modified or cancelled as a result of associated remediation costs. In addition, other properties presently or formerly owned by the Company or its corporate predecessors have required or may require remediation. Although there can be no assurance, the Company does not believe that such costs will have a material adverse effect on its business, financial condition or results of operations.

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

COMPETITION
- ------------

     Real estate markets are regional, and levels of competition vary by market. The Company encounters significant competition for leasing and sales of real estate in each of its market areas, but no one competitor is dominant. The Company is not dependent on any one customer for a significant portion of its revenues.

EMPLOYEES
- ----------

     At December 31, 1995, the Company had 121 employees, including 22 employees of the management subsidiary which now manages certain BNSF properties.

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

RISK FACTORS
- ------------

     This Annual Report on Form 10-K contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities and Exchange Act of 1934. All forward looking statements involve risks and uncertainties. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. Factors that most typically impact the Company's operating results include (i) changes in general economic conditions in regions in which the Company's projects are located, (ii) the availability and cost of capital and project financing, (iii) the receipt of government approvals and entitlements for development projects, (iv) land and building material costs,
(v) supply and demand for office, industrial and residential space, (vi) competition from other property managers, (vii) liability for environmental remediation at the Company's properties, (viii) ability to sell non-strategic land assets, and (ix) ability to increase development fees. For discussions identifying other important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, see the Company's Securities and Exchange Commission filings; "Managements's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K and Note 14 to the Consolidated Financial Statements included in this Form 10-K.

ITEM 2. PROPERTIES

     The Company's real estate projects are generally described in Item 1 above, which descriptions are incorporated in this Item by reference. Catellus' principal executive office is located in San Francisco, and it has regional or field offices in 6 other locations in the United States. Catellus believes that its property and equipment are generally well maintained, in good condition and adequate for its present needs.

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

     In City of Richmond, et al. v. United States of America, et al. (United
        ------------------------------------------------------------
States District Court, Northern District of California; filed August 1989) the City of Richmond and Richmond Redevelopment Agency (collectively, "Richmond") and various developers sued the Company and others for more than $48.6 million in environmental cleanup costs, other damages and related relief arising out of contamination at property formerly owned by the Company's predecessor, Santa Fe Land Improvement Company. The United States and United States Maritime Administration were also named defendants and Kaiser Aluminum & Chemical Corporation ("Kaiser") and James L. Ferry & Son, Inc. ("Ferry") were named as third party defendants. All parties asserted indemnity claims against each other.

     In 1992, plaintiffs also filed a related action regarding the same property, seeking similar relief on similar grounds from Kaiser: The City of
                                                                  -----------
Richmond, et al. v. Kaiser Aluminum & Chemical Corp., (United States District
- -----------------------------------------------------
Court, Northern District of California). Again, all parties asserted indemnity claims against each other.

     Prior to trial, plaintiffs reached a settlement agreement with the United States pursuant to which the United States agreed to pay $3.6 million plus 35% of future cleanup costs.

     Trial began March 17, 1995 and concluded on April 28, 1995. On April 13, 1995, the Company reached a settlement agreement with plaintiffs whereby plaintiffs agreed to release all claims against the Company in exchange for $3.25 million to be paid over time with the final payment to be made by July 15, 1997.

     On December 7, 1995, the Court issued a Final Judgment awarding plaintiffs $1,703,780 on their claims against Kaiser for past costs and declaring that Kaiser is liable to plaintiffs for 50% of certain future cleanup costs. The Court also awarded the Company $506,654 plus attorneys' fees associated with its contractual indemnity claim against Kaiser. The Court did not grant relief on any other claim.

     On January 8, 1996, the Company filed an appeal of the judgment, and Kaiser cross-appealed shortly thereafter. On February 5, 1996, the Company filed a motion to fix the amount of attorney's fees recoverable from Kaiser. It is not possible now to predict reliably the outcome of either the appeal or the attorneys' fees motion. Settlement discussions with Kaiser are on-going.

     The Company tendered defense of this action to its insurer, Employers Casualty Insurance Company (Employers). However, on January 6, 1994, Employers was placed into receivership. The Company, Employers and its receiver entered into a settlement agreement pursuant to which the Company has received $300,000 and the receiver and Employers stipulated that the Company has a valid claim for an additional $700,000 for past defense costs against Employers' assets in the receivership. The Company does not know the extent of other claims which will be made against the assets in receivership or the extent of the assets which will be available to satisfy such claims. Therefore, the Company does not know how much, if any, of the $700,000 or future defense costs will be paid out of the assets in receivership.

     Efforts are being made to recover additional sums from other insurers, including those who provided excess coverage and insurers who issued policies to the Company's former tenants, which policies named the Company's predecessor as an additional insured. The Company has received from insurers payments totaling $2,635,689 plus commitments to pay 100% of future litigation defense costs. It is not clear at this time whether or how much additional monies will be obtained from insurers. Negotiations are continuing.

     The Atchison, Topeka & Santa Fe Railway Co. v. The Testate and Intestate
     ------------------------------------------------------------------------
Successors of Grace Richards, et al. (Superior Court of California, County of
- ------------------------------------
San Diego; filed May 1983) and Herbert Lincoln Hubbard, et al. v. The Atchison,
                               ------------------------------------------------
Topeka & Santa Fe Railway Company, Santa Fe Land Improvement Company, et al.
- ----------------------------------------------------------------------------
(Superior Court of California, County of San Diego; filed January 1988) are consolidated cases in which both the Company and the opposing litigants claim title to a 550 foot by 75 foot strip of property located on the Santa Fe Depot site in San Diego, CA. The opposing litigants also seek damages for alleged fraud, interference with prospective economic advantage, and inverse condemnation. The trial court ruled that the Company and some of the opposing litigants each own an undivided one-half fee interest in the property, subject to a perpetual railroad easement in favor of The Atchison, Topeka & Santa Fe Railway Company. The trial court also rejected all of the opposing litigants' damage claims.

     The Company appealed the portion of the trial court's judgment granting the opposing litigants a one-half undivided fee interest in the property and the opposing litigants appealed all other aspects of the judgment. In July, 1995 the California Court of Appeal ruled for the Company on every issue. Specifically, the Court of Appeals determined that the Company's predecessor-in-interest had acquired fee title to the property in the original condemnation proceeding (which occurred in 1886). This ruling eliminated the opposing litigants' claim that the Company's predecessor-in-interest had lost its right of way by abandonment or extinguishment and this had no interest left to convey to the Company.

     The opposing litigants petitioned the California Supreme Court for review, which was granted in October, 1995. The Supreme Court has deferred any briefing and has not scheduled a hearing.

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

     In November 1993, a jury found for plaintiff on his breach of contract and bad faith denial claims, awarding him $441,781 in compensatory damages and $7.6 million in punitive damages on the bad faith claim. The Company believed these verdicts were not supported by the evidence or the law, and that numerous errors at trial substantially prejudiced it. The Company filed its notice of appeal on February 3, 1994, and briefing was completed on February 7, 1995. In September, the California Supreme Court, in an unrelated lawsuit in which the Company filed an amicus brief, repudiated California's tort of bad faith denial of contract, on which punitive damages against the Company were premised.

     The parties recently agreed to a settlement pursuant to which the Company has paid plaintiff $850,000 in complete settlement of all issues.

     Truck Insurance Exchange v. City of Ontario, et al. (Superior Court of
     ---------------------------------------------------
California, San Bernardino County, Case No. RCY050056) involves a subrogation claim by insurance companies for the Ontario Auto Center dealerships against adjacent property owners, including the Company, for damages of approximately $4.5 million caused by sand blowing onto auto dealers' properties. The parties reached agreement upon a settlement pursuant to which Santa Fe Pacific Corporation has paid plaintiffs the total amount of $25,000, which represents the amount of the self-insured retention under the Employers' policy, in exchange for a release and dismissal of this lawsuit against Santa Fe Pacific Corporation and the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 1995.

EXECUTIVE OFFICERS OF THE COMPANY
- ---------------------------------

     The following persons are the executive officers of Catellus.


NAME                                           AGE   POSITION
- ----                                           ---   --------

Corporate officers
- ------------------
Nelson C. Rising                                54   President and Chief Executive Officer
Stephen P. Wallace                              41   Senior Vice President and Chief Financial Officer
Timothy J. Beaudin                              37   Senior Vice President Property Operations
Maureen Sullivan                                41   Vice President Law, General Counsel and Secretary
Paul A. Lockie                                  35   Vice President and Controller

Operating officers who are considered
 executive officers
- --------------------------------------
Ted Antenucci                                   31   Vice President
David Friedman                                  39   President Catellus Resources Group
Don Parker                                      51   Vice President Bay Area Development
Douglas B. Stimpson                             39   Vice President and Chief Financial Officer
                                                     Bay Area Development
Ira Yellin                                      55   Senior Vice President Southern California Development

     Additional information concerning the business background of each executive officer of Catellus is set forth below:

     Mr. Rising has served as President and Chief Executive Officer and a Director of Catellus since September 1994. For more than five years prior to joining Catellus, Mr. Rising was a Senior Partner with Maguire Thomas Partners, a Los Angeles-based commercial developer with projects in Southern California, Dallas and Philadelphia.

     Mr. Wallace was elected as Senior Vice President and Chief Financial Officer in July 1995. Mr. Wallace was previously the Senior Vice President and Chief Financial Officer at Castle & Cooke Homes, Inc. from May 1993. Prior to that Mr. Wallace served as the Chief Financial Officer at A.M. Homes in Newport Beach, California.

     Mr. Beaudin was elected Senior Vice President Property Operations in January 1996. Prior to this appointment, Mr. Beaudin served as Vice President Property Operations since February 1995. For more than five years prior to that, Mr. Beaudin served as Senior Vice President - Managing Officer of the Financial Services Group at CB Commercial Real Estate Group, a national real estate brokerage firm.

     Ms. Sullivan was elected Vice President Law, General Counsel and Secretary in March 1990. For five years prior to that, Ms. Sullivan was a partner in the real estate department of the law firm of Brobeck, Phleger and Harrison.

     Mr. Lockie joined Catellus as Vice President and Controller in February 1996. Prior to joining Catellus Mr. Lockie served as the Chief Financial Officer for Kimball Small Properties, Inc., a San Jose, California real estate development and management company.

     Mr. Antenucci was elected Vice President of Catellus in October 1995. Prior to joining Catellus, Mr. Antenucci served as Vice President at Omnitrax, a shortline rail carrier, for two years and as Vice President - Industrial Sales for CB Commercial Real Estate Group, Inc. for more than seven years.

     Mr. Friedman has served as President of Catellus Resources Group since February 1996. For more than five years prior to joining Catellus, Mr. Friedman was an Associate Attorney and Partner in the Los Angeles law firm of Tuttle & Taylor representing, among other clients, major agriculture and resource interests and was a consultant specializing in California economic development research.

     Mr. Parker was elected Vice President Bay Area Development in March 1995. From January 1994 to March 1995, Mr. Parker was the Executive Director of the Alameda Reuse and Redevelopment Authority for the conversion of the naval air station. For more than five years prior to that, Mr. Parker was a partner and project director of the Marina Village Mixed-Use Community in Alameda, California.

     Mr. Stimpson was elected Vice President and Chief Financial Officer for Bay Area Development in January 1996. Prior to this appointment Mr. Stimpson served as Vice President Finance from February 1992; Assistant Vice President Finance from February 1990; and Director of Finance and Planning from June 1988.

     Mr. Yellin joined Catellus in February 1996, as the Senior Vice President, Southern California Development. For more than five years prior to joining Catellus, Mr. Yellin served as President of the Yellin Company, a Los Angeles real estate investment, development and management company involved in the acquisition, restoration and redevelopment of historic buildings in the Historic Core of Downtown Los Angeles.

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

                                               High       Low
                                              -------   -------
1990
  Fourth Quarter (from December 5, 1990)...   $10 3/4   $ 8 1/2
1991
  First Quarter............................   $15       $ 8 3/4
  Second Quarter...........................    14 1/4    11 7/8
  Third Quarter............................    12 3/8    10
  Fourth Quarter...........................    10 1/4     7 3/4
1992
  First Quarter............................   $11 3/4   $ 9 1/2
  Second Quarter...........................    10 3/4     7 7/8
  Third Quarter............................     8 3/8     6 1/8
  Fourth Quarter...........................     6 7/8     6 1/8
1993
  First Quarter............................   $ 8 1/4   $ 6 3/8
  Second Quarter...........................     7 1/8     5 3/4
  Third Quarter............................     8 1/8     6 3/8
  Fourth Quarter...........................     9 1/8     7 3/8
1994
  First Quarter............................   $ 8 1/2   $ 6 1/4
  Second Quarter...........................     7 5/8     6 1/8
  Third Quarter............................     7 7/8     6 1/4
  Fourth Quarter...........................     7 1/4     5 3/8
1995
  First Quarter............................   $ 6 1/8   $ 5 1/8
  Second Quarter...........................     6 7/8     5 1/2
  Third Quarter............................     6 7/8     6 1/8
  Fourth Quarter...........................     6 5/8     5 3/8


     No cash dividends have been paid on the Company's common stock and the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future. The most restrictive of the Company's loan agreements limit dividends to $27.6 million per year.

     At March 15, 1996, there were approximately 38,271 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA  (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following selected income statement and balance sheet data with respect to each of the years in the five-year period ended December 31, 1995 have been derived from the annual Consolidated Financial Statements. The operating and cash flow data have been derived from the Company's underlying financial and management records and are unaudited. This information should be read in conjunction with the Consolidated Financial Statements and related Notes
thereto.   See "Management's Discussion and Analysis of Financial Condition and
Results of Operations" for a discussion of results of operations for 1995, 1994 and 1993.

                                                                               YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------------------
                                                             1995         1994         1993           1992        1991
                                                           ---------    ---------   ----------      --------    --------
RENTAL REVENUE..........................................   $ 108,068     $104,432    $ 109,544      $ 99,471    $ 88,096

PROPERTY OPERATING COSTS................................      39,576       39,749       41,499        42,806      43,600

GAIN ON SALES OF PROPERTY...............................      33,742       13,307       33,165        40,204      43,661

OTHER INCOME (EXPENSE)
 Equity in earnings of joint ventures...................       7,035        7,982        1,818        (2,016)       (539)
 Management and development fee income..................       1,924        2,151        2,260         1,733       3,654
 General and administrative expense.....................     (11,841)     (15,550)     (13,143)      (12,876)    (14,333)
 Interest expense, net..................................     (21,988)     (20,932)     (39,839)      (52,063)    (42,975)
 Depreciation and amortization..........................     (27,990)     (28,577)     (31,117)      (29,437)    (24,540)
 Adjustment to carrying value of property...............    (102,400)     (24,100)     (32,500)            -           -
 Other, net.............................................      (1,494)      (2,770)     (42,049)          175      (1,142)
                                                           ---------     --------    ---------      --------    --------
                                                            (156,754)     (81,796)    (154,570)      (94,484)    (79,875)
                                                           ---------     --------    ---------      --------    --------
INCOME (LOSS) BEFORE TAXES AND EXTRAORDINARY EXPENSE....     (54,520)      (3,806)     (53,360)        2,385       8,282

Income taxes (benefit)..................................     (21,518)      (1,359)      (8,008)        1,208       3,259
                                                            ---------     --------    ---------      --------    --------
Income (loss) before extraordinary expense..............     (33,002)      (2,447)     (45,352)        1,177       5,023

Extraordinary expense related to early retirement
  of debt, net of income tax benefits (1)...............           -            -       (7,401)            -           -
                                                           ---------     --------    ---------      --------    --------
NET INCOME (LOSS) (1)...................................   $ (33,002)    $ (2,447)   $ (52,753)     $  1,177    $  5,023


  Preferred stock dividends.............................     (23,813)     (23,813)     (16,132)     $     -           -
                                                           ---------     --------    ---------      --------    --------
  Net income (loss) applicable to common stockholders...   $ (56,815)    $(26,260)   $ (68,885)     $  1,177    $  5,023
                                                           =========     ========    =========      ========    ========

  Earnings (loss) per share of common stock:
   Before extraordinary expense.........................       $(.78)       $(.36)       $(.87)         $.02        $.09
   Extraordinary expense (1)............................           -            -         (.10)            -           -
                                                           ---------     --------    ---------      --------    --------
   Net income (loss)....................................       $(.78)       $(.36)       $(.97)         $.02        $.09
                                                           =========     ========    =========      ========    ========
   Average number of common shares outstanding..........      72,967       72,967       70,834        53,976      53,973
                                                           =========     ========    =========      ========    ========

                                                                           AS OF DECEMBER 31,
                                                   -------------------------------------------------------------------
                                                      1995          1994          1993          1992          1991
                                                   -----------   -----------   -----------   -----------   -----------
BALANCE SHEET DATA:
 Total properties...............................   $1,007,451    $1,087,119    $1,091,832    $1,129,634    $1,108,263
 Total assets...................................    1,097,604     1,207,363     1,373,827     1,208,887     1,189,029
 Mortgage and other debt........................      496,180       530,641       663,764       887,185       862,557
 Stockholders' equity...........................      442,874       499,689       525,949       145,923       144,686

                                                                 AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------------------
                                                       1995         1994          1993          1992          1991
                                                   ----------    ----------    ----------    ----------    ----------
CASH FLOW DATA:
 Cash provided by (used for):
  Operating activities..........................   $   93,579    $   51,089    $   26,643    $   51,551    $   53,075
  Investing activities..........................      (22,072)      (80,389)      (14,981)      (55,612)     (150,422)
  Financing activities..........................      (60,684)     (100,384)      120,212         7,664       100,866
                                                   ----------    ----------    ----------    ----------    ----------
   Total........................................   $   10,823    $ (129,684)   $  131,874    $    3,603    $    3,519
                                                   ==========    ==========    ==========    ==========    ==========
 Capital expenditures:
  Financed......................................   $   20,601    $   12,616    $    2,171    $   22,201    $   65,103
  Not financed..................................       24,363        37,235        33,296        36,364        49,618
  Capitalized interest..........................       23,559        24,049        25,593        29,337        35,949
                                                   ----------    ----------    ----------    ----------    ----------
    Total.......................................   $   68,523    $   73,900    $   61,060    $   87,902    $  150,670
                                                   ==========    ==========    ==========    ==========    ==========
OPERATING DATA:
 Buildings owned (square feet)(2)...............       14,168        13,609        13,367        14,183        13,190
 Leased percentage..............................         95.1%         95.0%         94.9%         90.4%         84.3%


- -----------------
(1) Net income in 1993 reflects extraordinary expense relating to a redemption premium paid to a lender and write-off of deferred financing costs on the Company's $388.2 million first mortgage loan.
(2) Square feet owned excludes approximately 1.4 million square feet of existing buildings, primarily at Mission Bay. These buildings will be razed as development proceeds.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

Historically, the aggregate costs of holding and operating the Company's real estate assets and paying preferred stock dividends have exceeded revenue from property operations, development and other recurring sources. In addition, the Company's cash requirements have been increased by the funds necessary to support the predevelopment and entitlement efforts for its major land development projects. The resulting cash flow deficits have been funded by borrowings, the issuance of preferred stock and the sale of sufficient assets to meet the Company's overall cash requirements.

The Company's short term financial goal is to eliminate the cash flow deficits resulting from interest and preferred stock dividends exceeding operating cash flow by the fourth quarter of 1996. To do this, the Company has taken the following steps:

 . In November 1994, the Company implemented significant staff reductions to reduce costs and reorganized to focus on increasing operating earnings.
   These reductions, when combined with other cost-reduction measures, resulted in annual cost savings for 1995 of approximately $10.1 million. General and administrative costs declined by $3.7 million; overhead associated with operating the portfolio declined by $3.4 million and overhead associated with selling properties declined by $1.5 million. In addition, the Company has benefited by a $1.5 million reduction in overhead costs associated with the Company's development activities.

 . In October 1995, the Company began the process of substantially increasing its asset sales activity, with the primary focus on its non-strategic land assets. Sale proceeds will be applied to a combination of debt reduction, in order to reduce interest costs, and reinvestment in activities that could generate increased operating earnings. The Company's goal is to sell $100 million of non-strategic land assets over a 15-month period ending December 31, 1996. Sales totaling $47.1 million closed in the fourth quarter of 1995.

 . During 1995, the Company reduced its total debt by a net $34.5 million. This net reduction represents the difference between $68.5 million of principal reductions on existing borrowings and $34 million of new borrowings which funded the development of pre-leased industrial and retail buildings. It is expected that the debt service on the new borrowings will be covered by the cash flow from the completed buildings; therefore, the Company's future operations should be improved by the interest savings on the $68.5 million of principal reductions.

 . During 1995 and continuing into 1996, the Company has placed a greater emphasis on increasing its development and fee development businesses.
   During 1995, the Company commenced construction on 910,000 square feet of new development, compared to 381,000 in 1994. In addition, at December 31, 1995, the Company had signed leases for new development totalling 648,000 square feet for which construction will commence in 1996. In March 1996, the Company acquired The Akins Companies to better position itself to pursue existing residential development opportunities on certain of its land holdings, as well as to pursue fee development opportunities on land not currently owned by the Company.

 . During 1995 and continuing into 1996, the Company has also placed a greater emphasis on increasing its third party management business. In January 1996, the Company announced a new five-year contract to manage the non-railroad real estate assets for the Burlington Northern Santa Fe Corporation.

 . Beginning in 1994 and continuing throughout 1995, the Company undertook a review of its major land development projects with the goal of increasing profitability, minimizing up front capital requirements and shortening the time required to develop the properties. As a result of this review, the decision was made to modify certain of the entitlements, abandon others and sell one property that management believed could not be developed in a reasonable time frame. It is management's expectation that these decisions will both accelerate the time frame in which the projects will be developed and minimize the up front cash requirements associated with development.

     The Company's long-term financial goal is to increase its return on stockholder equity. In order to accomplish this, the Company will continue with the revenue enhancement and cost reduction initiatives discussed above and will seek opportunities to reduce its capital commitment to projects through joint ventures, where the Company would seek financial partners to participate in some of its more capital intensive businesses. In addition, as the Company completes its disposition program of non-strategic land assets, it will evaluate opportunities to increase stockholder returns through strategic reinvestment and/or stock repurchases.

RESULTS OF OPERATIONS

The following table (in thousands) summarizes the Company's operating deficit after adjustment for fixed charges, leasing costs and joint venture cash flow. The Company believes that this presentation is meaningful in order to understand its progress in achieving its near-term goal of eliminating operating cash flow deficits by the fourth quarter of 1996.

                                                                     1995         1994        1993
                                                                  ----------   ----------   ----------
Operating income
 Rental revenue                                                    $108,068     $104,432     $109,544
 Property operating costs                                           (39,576)     (39,749)     (41,499)
 Equity in earnings of joint ventures                                 7,035        7,982        1,818
 Management and development fee income                                1,924        2,151        2,260
 General and administrative expenses                                (11,841)     (15,550)     (13,143)
 Gain on sale of development properties                                 953            -            -
                                                                   --------     --------     --------
                                                                     66,563       59,266       58,980
Fixed charges - interest and dividends
 Total interest costs, net of interest income                       (45,547)     (44,981)     (65,432)
 Preferred dividends                                                (23,813)     (23,813)     (16,132)
 Add back non-cash components of interest expense                     2,861        3,559        7,834
                                                                   --------     --------     --------
                                                                    (66,499)     (65,235)     (73,730)
Leasing costs
 Depreciation on tenant improvements                                 (7,146)      (8,198)      (9,373)
 Amortization of lease commissions                                   (2,504)      (2,758)      (3,044)
                                                                   --------     --------     --------
                                                                     (9,650)     (10,956)     (12,417)
Difference between earnings and net cash
   distributions from joint ventures                                  1,297       (7,596)        (748)
                                                                   --------     --------     --------
Operating deficit after adjustment for fixed charges,
   leasing costs and joint venture cash flow                       $ (8,289)    $(24,521)    $(27,915)
                                                                   ========     ========     ========

Comparison of 1995 to 1994

     The Company had 1995 operating income of $66.6 million compared to $59.3 million for 1994. This improvement resulted primarily from the overhead reduction program initiated at the end of 1994, as well as increased rental revenue.

     The more significant changes in rental revenue and property operating costs are summarized below (in millions):


                                                   Change
                                            -----------------------
                                             Rental      Operating
                                            revenue        costs
                                            --------     ----------
     Industrial buildings                     $  .1        $ (.8)
     Retail buildings                           4.0           .6
     Office buildings                          (1.0)         1.0
     Other income producing properties           .5            -
     Land holdings                                -         (1.0)
                                              -----        -----
       Total change                           $ 3.6        $ (.2)
                                              =====        =====

     The increase in revenue for industrial buildings was due to new buildings completed in 1995 and the fourth quarter of 1994, and was partially offset by reduced rentals from existing properties. Operating costs for the industrial portfolio decreased due to the staff reductions described earlier. The increase in revenue and costs for retail buildings was primarily due to the completion of the East Baybridge shopping center in late 1994. Rental revenue for the Company's office portfolio decreased primarily due to the expiration of an above market lease in one building and a reduction in occupancy from 96% at the end of 1994 to 92% at the end of 1995. In addition, the Company's operating costs for its office portfolio increased $1 million due to increased property taxes resulting from the reassessment of an office building.

     Land holding costs decreased due to the sale of $62.2 million of non-strategic land assets and the overhead reduction program described above.

     Joint venture earnings decreased $.9 million. The decrease consists principally of $2.5 million in land sales in 1994 from one joint venture, partially offset by significantly improved operating results from a hotel joint venture.

     General and administrative costs decreased in 1995 due to the staff reductions described earlier.

     Net interest costs increased $.6 million, representing the net effect of additional borrowings which funded the Company's development activity offset by a reduction in interest rates in 1995 as compared to 1994. As described earlier, the Company's future operations should be improved in 1996 by the interest savings on $68.5 million of principal reductions, $58 million of which occurred at year-end.

     During 1995, the Company capitalized $23.6 million of interest compared to $24 million in 1994. Of the interest capitalized in 1995, $16.3 million related to the Company's Mission Bay project. As described below, the Company took an $84.8 million charge in 1995 resulting from its decision to terminate the Development Agreement for Mission Bay. In the future, the Company will not capitalize interest and property taxes relating to Mission Bay until it has received revised entitlements and commences development.

     In October 1995, the Company announced a goal of selling $100 million of non-strategic land assets over a 15 month period ending December 31, 1996.
Sales totalling $47.1 million closed in the fourth quarter, and the Company had contracts for the sale of an additional $23.6 million at December 31, 1995.
(One contract for $8 million was cancelled subsequent to year-end; however, the Company does not believe this will have a material impact on its ability to meet its sales goals). Total asset sales in 1995 were $65.4 million, consisting of $62.2 million of non-strategic land assets and $3.2 million of developed industrial property. In 1994, total asset sales were $53.8 million, and included $21.5 million of income producing properties. In addition to its non-strategic land assets, the Company had open contracts for the sale of $21.1 million of other properties at December 31, 1995.

     During 1995, the Company took a non-cash, pre-tax charge of $102.4 million to adjust the carrying value of certain property, which included $84.8 million resulting from the Company's decision to terminate the 1991 Development Agreement for its Mission Bay project in San Francisco. This agreement provided for the development of 4.8 million square feet of office space, market rate and affordable housing, retail and industrial uses. The Company completed an analysis of the implications of the 1991 Development Agreement in light of current and anticipated market conditions and projected construction costs and concluded that the financial obligations imposed by that agreement render the project uneconomic. Management therefore elected to terminate the 1991 Development Agreement and seek approval of a revised entitlement package which would include: more housing and retail and less office space; a phased development approach which would require less upfront investment; and the use of tax increment financing, as provided by redevelopment law, to finance a significant portion of the public infrastructure and affordable housing.

     The Company has taken an additional charge against earnings of $17.6 million relating to other property where the carrying costs exceed what management expects to recover through the anticipated sale of such property.

     In addition to the charge against earnings discussed above, the 1995 results include income of $6.5 million for the favorable reversal of a litigation award and a $7.4 million charge to environmental expense as a result of management's reassessment of potential environmental exposures. The 1994 results included a $3.1 million restructuring charge and a $24.1 million property write-down.

Comparison of 1994 to 1993

     The Company had 1994 operating income of $59.3 million compared to $59 million for 1993. This improvement resulted from increased joint venture earnings, offset by higher overhead costs.

     The more significant changes in rental revenue and property operating costs are summarized below:

                                                   Change
                                            ---------------------
                                             Rental    Operating
                                            revenue      costs
                                            --------   ----------
     Industrial buildings                     $ (.4)       $ (.3)
     Office buildings                           1.1           .2
     Retail buildings                            .6            -
     Land leases                                (.9)         (.3)
     Other income producing properties          (.8)          .2
     Land holdings                             (4.7)        (1.6)
                                              -----        -----
       Total change                           $(5.1)       $(1.8)
                                              =====        =====

     Rental revenue for the income producing portfolio decreased primarily due to the sale of 1.1 million square feet of industrial buildings, .2 million square feet of office buildings, .1 million square feet of retail buildings and 12 land leases in late 1993 and in 1994. Together, these sales had the impact of reducing rental income $5.3 million in 1994. The reductions were partially offset by rental income from industrial and retail buildings completed in 1994 and by an increase in occupancy from 91.6% at the end of 1993 to 95.9% at the end of 1994 in the office portfolio. Property operating costs for the income producing portfolio declined slightly due to the building and land lease sales referred to above.

     Rental revenue from land holdings decreased principally due to leases for temporary rentals in 1993 that expired in 1994. Related operating costs decreased due to the sale of $32.3 million of non-strategic land assets.

     Joint venture earnings increased significantly in 1994 as a result of property sales by one joint venture and improved operating results of a hotel joint venture. The increase in general and administrative expenses was caused by executive severance and search costs, as well as increased use of outside professional services. Interest expense decreased principally because of the refinancing of the Prudential loan at a lower interest rate, as well as paydown of other loans and the conversion of the debenture.

     The decrease in the gain on property sales resulted from both lower sales and higher cost basis in properties sold. Property sales in 1994 included $21.5 million from sales of buildings and land leases, which generated gross profit of $3 million, and land sales of $32.3 million which generated gross profit of $10.3 million. For 1993, sales and gross profit for buildings and land leases were $46.1 million and $22.7 million; land sales of $26.4 million generated gross profit of $10.5 million.

     During 1994, the Company also took a non-cash $24.1 million adjustment to the carrying value of property and a non-cash $3.1 million restructuring charge. The 1993 results included a $29.6 million charge for the conversion of a convertible debenture into common stock, an $11.9 million extraordinary expense in connection with the Prudential refinancing, an $8.3 million reserve for a litigation award, and a $32.5 million adjustment to the carrying value of property.

LIQUIDITY AND FINANCIAL RESOURCES


Cash flow from operating activities

     Cash provided by operating activities reflected in the statement of cash flows in 1995, 1994 and 1993 was $93.6 million, $51.1 million and $26.6 million. The increase in 1995 is primarily due to a higher level of land sales, an increase in cash from rental operations, and lower general and administrative costs. The increase in 1994 is primarily attributable to a decrease in interest costs from refinancing of the Company's debt.

     Cash generated from sales of land was $55.3 million, $21.5 million and $17.8 million in 1995, 1994 and 1993. Cash generated from rental operations increased principally because of new buildings. For the five years from 1996 through 2000, leases for 20.1%, 14.0%, 7.4%, 8.7% and 10.1% of total square footage are scheduled to expire.

Cash flow from investing activities

     Net cash flow from investing activities reflected in the statement of cash flows increased $58.3 million from 1994 to 1995 and decreased $65.4 million from 1993 to 1994. The increase in 1995 resulted primarily from the conversion of short-term commercial paper and government securities into cash, offset by lower cash generated by the sale of investment and other properties. The decrease in 1994 is primarily attributable to the investment of cash into short-term commercial paper and government securities, a reduction in proceeds from sales of operating properties and an increase in capital expenditures. Net cash used for investing activities included the following capital expenditures (in millions):

                                                             1995     1994     1993
                                                            ------   ------   ------

Construction and building improvements                       $16.5    $31.2    $16.6
Tenant improvements                                            2.4      4.0      3.5
Predevelopment, infrastructure, acquisitions and other        23.5     12.2     12.7
Capitalized interest and property taxes                       26.1     26.5     28.3
                                                             -----    -----    -----
                                                             $68.5    $73.9    $61.1
                                                             =====    =====    =====

 Cash flow from financing activities

     Net cash used by financing activities reflected in the statement of cash flows in 1995 and 1994 was $60.7 million and $100.4 million; net cash provided by financing activities in 1993 was $120.2 million. These amounts reflect borrowing and repayment activity relating to operating properties (including principal amortization), capital expenditures and general corporate purposes. In 1995, the Company closed a $47 million secured term loan to refinance properties which were previously financed by loans which matured. The Company also closed a $33 million secured term loan which refinanced an existing maturing construction loan and reimbursed the Company for previously expended costs. In addition, the Company closed construction loans totalling $18.7 million. The 1994 and 1993 amounts reflect principally the net proceeds from the Series A and B preferred stock offerings, and the use of a part of those proceeds to repay debt, as described below.

     At December 31, 1995, the Company had total outstanding debt of $496.2 million, of which 73% was non-recourse to the Company and secured by the underlying property only, 25% was recourse to the Company and also secured by underlying property, and 2% was unsecured. During the next twelve months, $85.1 million of debt matures; 77% of this amount is construction financing or intermediate term loans, which are expected to be extended, refinanced and converted into permanent loans or repaid.

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

Debt covenants

     Certain of the Company's loan agreements contain restrictive financial covenants and several agreements are cross-defaulted. The most restrictive covenants limit annual dividends to $27.6 million and require stockholders' equity to be no less than $425 million. The stockholders' equity covenant was amended effective December 31, 1995, changing the requirement from $475 million to $425 million. As a result, at December 31, 1995, the Company had a cushion of $17.9 million under that covenant.

Cash balances and available borrowings

     At December 31, 1995, cash and cash equivalents totalled $27.7 million. In addition, the Company had available $48 million under its working capital facility, $33.2 million under its construction facilities, and $.5 million under its secured term loan facilities.

     In December 1995, the Company renewed its unsecured revolving facility which was due to expire on December 31, 1995. Upon renewal, the facility was reduced to $48 million from $62.5 million ($75 million at December 31, 1994) and the revolving period was extended to December 31, 1996.

     In January 1995, the Company entered into an $85 million revolving construction line of credit and in July 1995 increased the line an additional $15 million. This credit facility renews and increases a $75.5 million credit line. In July 1995, the Company entered into another $25 million revolving construction line of credit. The credit facility will be used to fund new Company development in twelve states in the Southwest.

Income Taxes

     At December 31, 1995, the Company's deferred tax liability consisted of deferred tax assets totalling $136 million and deferred tax liabilities of $226 million. Deferred tax assets included $13 million relating to net operating loss carryforwards (NOLs) of $35.8 million. NOLs of $12.1 million, $16.9 million, $6.5 million and $.3 million expire in 2006, 2007, 2008 and 2009. The Company's other deferred tax assets of $123 million relate primarily to differences between book and tax basis of properties. These deferred tax assets are not subject to expiration and will likely be realized at the time of taxable dispositions of the properties. Deferred tax liabilities in excess of deferred tax assets are often associated with the same property, with the result that the deferred tax asset will likely be realized in a taxable disposition, without regard to other taxable income. The Company believes it is more likely than not that it will realize the benefit of its deferred tax assets, and that no valuation allowance is required. In making this determination, the Company considered: the nature of its deferred tax assets (and liabilities); the amounts and expiration dates of its NOLs; the historical levels of taxable income; the significant unrealized appreciation of its properties, including surplus properties likely to be sold during the NOL carryforward periods; and its ability to control the timing of property sales in order to assure that deferred tax assets will be offset by deferred tax liabilities or realized appreciation.

ENVIRONMENTAL MATTERS

     Many of the Company's properties are in urban and industrial areas and may have been leased to commercial or industrial tenants who may have discharged hazardous materials. From 1993 to 1995, expensed and capitalized environmental costs, including legal fees, totalled $22.5 million. The Company expects to spend $6.7 million for such costs in 1996. These costs may increase as the Company develops its major projects.

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

     Environmental costs incurred in connection with operating properties and properties previously sold are expensed. At December 31, 1995, management has provided a reserve of $13.8 million for such costs. These costs are expected to be incurred over an estimated ten-year period, with a substantial portion incurred over the next five years.

     Costs incurred for properties to be sold are deferred and will be charged to cost of sales when the properties are sold. Costs relating to undeveloped properties are capitalized as part of development costs. At December 31, 1995, the Company's estimate of its potential liability for identified environmental costs relating to properties to be developed or sold ranged from $18 million to $59 million. These costs generally will be capitalized as they are incurred, over the course of the estimated development period of approximately 20 years.

     Although an unexpected event could have a material impact on the results of operations for any period, the Company does not believe that such costs for identified liabilities will have a material adverse effect on its financial position, results of operations or cash flow. See Note 2 to the Consolidated Financial Statements.

SUPPLEMENTAL CURRENT VALUE

     Historically, the Company has provided an annual supplemental current value balance sheet in addition to historical cost financial statements. The Company discontinued this practice in 1995. In the past, this disclosure was an attempt to address the difference between the low historical cost of the Company's assets and their current value. However, the current value process is expensive and has significant limitations. In particular, short-term values can fluctuate resulting from changes in interest rates, capitalization rates and development assumptions that are not necessarily indicative of the long term value of the Company's portfolio. Management believes that, over time, a more relevant measure of the long-term value of the Company is its growth in cash flow.

     For 1995, the Company has provided supplemental current value information on land assets and joint venture investments (along with an appraiser's opinion) and has also provided expanded financial data so that investors can better evaluate the performance of its income producing assets. In future years, the Company expects to discontinue current value reporting altogether.

     As of December 31, 1995, the Company's land portfolio and joint venture portfolio had a current value of $1.039 billion compared to $1.037 billion for the same assets in 1994. Although the total value was relatively unchanged, the Company experienced increased values for its joint venture investments and portions of its industrial development portfolio. These increases were partially offset by reductions in certain of the Company's larger land parcels.

RISK FACTORS

     The statements contained herein which are not historical facts are forward-looking statements based on economic forecasts, strategic plans and other factors which, by their nature, involve risk and uncertainties. In particular, among the factors that could cause actual results to differ materially are the following: business conditions and general economy; competitive factors; political decisions affecting land use permits, interest rates and other risks inherent in the real estate business. For further information on factors which could impact the Company and the statements, reference is made to the Company's filings with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedules required under Regulation S-X promulgated under the Securities Act of 1933 are identified in Item 14 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


     Except for the information relating to the executive officers of the Company set forth in Part I of this Annual Report on Form 10-K, the information required by the following items in this Part III is hereby incorporated by reference to the relevant sections contained in the Company's definitive Proxy Statement ("1996 Proxy Statement") which will be filed with the Securities and Exchange Commission in connection with the 1996 Annual Meeting of Stockholders.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information in the section captioned "Election of Directors" in the 1996 Proxy Statement is incorporated herein by reference.

     The information in the section captioned "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1996 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information in the sections captioned "Election of Directors-- Directors' Compensation," "Employment and Severance Agreements" and "Compensation of Executive Officers" included in the 1996 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the sections captioned "Security Ownership of Directors, Nominees and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the 1996 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the section captioned "Certain Transactions" in the 1996 Proxy Statement is incorporated herein by reference.

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

     (A)(3) EXHIBITS

Exhibit
   No.
- -------

 3.1   Form of Restated Certificate of Incorporation of the Registrant (1)
 3.1A  Amendment to Restated Certificate of Incorporation of the Registrant (8)
 3.3 Form of Certificate of Designations, Preferences and Rights of $3.25 Series A Cumulative Convertible Preferred Stock (2)
 3.4   By-Laws, as amended*
 3.5 Form of Certificate of Designations, Preferences and Rights of $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock (8)
 4.1   Form of stock certificate representing Common Stock (1)
 4.9 Form of stock certificate representing $3.75 Series A Cumulative Convertible Preferred Stock (2)
 4.10 Form of stock certificate representing $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock (8)
 4.11 Loan Agreement dated as of February 16, 1994 between the Registrant and The Prudential Insurance Company of America (9)
10.1 Exploration Agreement and Option to Lease dated December 28, 1989 between the Registrant and Santa Fe Pacific Minerals Corporation (1)
10.4 Registration Rights Agreement dated as of December 29, 1989 among the Registrant, BAREIA, O&Y and Itel (1)
10.4A  Letter Agreement dated November 14, 1995 between the Registrant and
        California Public Employees' Retirement System
10.6 Restated Tax Allocation and Indemnity Agreement dated December 29, 1989 among the Registrant and certain of its subsidiaries and Santa Fe Pacific Corporation ("SFP") (1)
10.7 State Tax Allocation and Indemnity Agreement dated December 29, 1989 among the Registrant and certain of its subsidiaries and SFP (1)
10.13  Registrant's Incentive Stock Compensation Plan (3)
10.14 Management Agreement between ATSF and Catellus Management Corporation dated October 15, 1994 (10)
10.15 Termination, Substitution and Guarantee Agreement between ATSF and the Registrant dated December 21, 1990 (4)
10.16  Registrant's Stock Option Plan (4)
10.17 Development Agreement dated April 1, 1991 between the Registrant and the San Francisco Board of Supervisors (5)
10.21  Amended and Restated Executive Stock Option Plan (8)
10.26 Form of First Amendment to Registration Rights Agreement among the Registrant, BAREIA, O&Y and Itel (6)
10.29 Amended and Restated Executive Employment Agreement dated as of November 29, 1995 between the Registrant and Nelson C. Rising*

10.30 Executive Employment Agreement dated February 10, 1995 between the Registrant and Timothy J. Beaudin (10)
10.31 Amended and Restated Stock Option Agreement dated March 22, 1996 between the Registrant and Joseph R. Seiger*
10.32  Special Severance Pay Plan and Summary Plan Description (10)
10.33  Form of Memorandum Regarding Reduction-In-Force Program (10)
10.34 Consulting Agreement dated December 23, 1994 between the Registrant and James G. O'Gara (10)
10.35  Memorandum of Understanding dated December 22, 1994, addressed to James
        W. Augustino (10)
10.36  Memorandum of Understanding dated December 19, 1994, addressed to Thomas
        W. Gille (10)
10.37 Employment Agreement dated July 24, 1996 between the Registrant and Stephen P. Wallace*
10.38  Letter Agreement dated March 24, 1995 between the Registrant and Donald
        M. Parker*
10.39 Stock Option Award Agreement dated as of January 1, 1996 between the Registrant and Joseph R. Seiger*
10.40 Revised Memorandum of Understanding dated November 15, 1995 between the Registrant and Theodore L. Tanner*
10.41 Memorandum of Understanding dated February 16, 1996 between the Registrant and Jeffrey K. Gwin*
10.42 Consulting Agreement dated February 25, 1996, between the Registrant and Jeffrey K. Gwin*
21.1   Subsidiaries of the Registrant*
23.1   Consent of Independent Accountants*
23.2   Consent of Independent Real Estate Appraisers*
24.1   Powers of Attorney from directors with respect to the filing of the
        Form 10-K*
27     Financial Data Schedule*
99.1  Report of the Independent Real Estate Appraisers dated March 12, 1996

     The Registrant has omitted instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10 percent of the assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of such instrument to the Commission upon request.

  (b)  Reports on Form 8-K

     None.

- -----------
*    Filed with this report on Form 10-K.

(1) Incorporated by reference to Exhibit of the same number of the Registration Statement on Form 10 (Commission File No. 0-18694) as filed with the Commission on July 18, 1990 ("Form 10").
(2) Incorporated by reference to Exhibit of the same number on the Form 8 constituting a Post-Effective Amendment No. 1 to the Form 8-A as filed with the Commission on February 19, 1993.
(3) Incorporated by reference to Exhibit of the same number of the Form 8 constituting Post-Effective Amendment No. 1 to the Form 10 as filed with the Commission on November 20, 1990.
(4) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1990.
(5) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1990, referred to therein as "Development Agreement dated February 19, 1991 between the Registrant and the San Francisco Board of Supervisors".
(6) Incorporated by reference to Exhibit of the same number of Amendment No. 2 to Form S-3 as filed with the Commission on February 4, 1993.
(7) Incorporated by reference to Exhibit of the same number on the Form 10-Q for the quarter ended September 30, 1993.
(8) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1993.

(9) Incorporated by reference to Exhibit of the same number of Amendment No. 1 to the Form 10-K for the year ended December 31, 1993.
(10) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CATELLUS DEVELOPMENT CORPORATION



                                By _______________________________
                                   Nelson C. Rising
                                   President and Chief
                                   Executive Officer



Dated:  March 30, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Catellus Development Corporation and in the capacities and on the date indicated.


Signature                         Title                          Date
- ---------                         -----                          ----


___________________________       President, Chief Executive     March 30, 1996
     Nelson C. Rising             Officer and Director
                                  Principal Executive
                                  Officer

___________________________       Senior Vice President          March 30, 1996
     Stephen P. Wallace           and Chief Financial Officer
                                  Principal Financial
                                  Officer

____________________________      Vice President and Controller  March 30, 1996
     Paul A. Lockie               Principal Accounting
                                  Officer

Signature                         Title                          Date
- ---------                         -----                          ----

             *                    Director                       March 30, 1996
- -----------------------------
     Joseph F. Alibrandi


             *                    Director
- -----------------------------
     Daryl J. Carter


             *                    Director
- -----------------------------
     Christine Garvey


             *                    Chairman of the Board,
- -----------------------------     Director
     Joseph R. Seiger

             *                    Director
- -----------------------------
     Jacqueline R. Slater

             *                    Director
- -----------------------------
     Thomas M. Steinberg


             *                    Director
- -----------------------------
       Tom C. Stickel


             *                    Director
- -----------------------------
   Beverly Benedict Thomas


By __________________________
   Paul A. Lockie                                                March 30, 1996
   Attorney-in-fact

                         INDEX TO FINANCIAL STATEMENTS
                            AND FINANCIAL STATEMENT
                     SCHEDULES (ITEMS 14(a)(1) AND (a)(2))
                     -------------------------------------

                                                               Page
                                                               ----

(a)(1) FINANCIAL STATEMENTS

Report of Independent Accountants dated February 12, 1996      F-2
Consolidated Balance Sheet at December 31, 1995 and 1994       F-3
Consolidated Statement of Operations
   for the years ended December 31, 1995, 1994 and 1993        F-4
Consolidated Statement of Stockholders' Equity
   for the years ended December 31, 1995, 1994 and 1993        F-5
Consolidated Statement of Cash Flows for the years ended
   December 31, 1995, 1994 and 1993                            F-6
Notes to Consolidated Financial Statements                     F-8
Summarized Quarterly Results (Unaudited)                       F-22


(a)(2) FINANCIAL STATEMENT SCHEDULES

                                                               Page
                                                               ----

Report of Independent Accountants dated February 12, 1996      S-1
Schedule II - Valuation and Qualifying Accounts                S-2
Schedule III - Real Estate and Accumulated Depreciation        S-3
Attachment A to Schedule III                                   S-4


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
Catellus Development Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Catellus Development Corporation and its subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. The financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
San Francisco, California
February 12, 1996

                        CATELLUS DEVELOPMENT CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                        DECEMBER 31,
                                                 ---------------------------
                                                     1995           1994
                                                 ------------   ------------

ASSETS
Properties....................................    $1,191,679     $1,248,398
Less accumulated depreciation.................      (184,228)      (161,279)
                                                  ----------     ----------
                                                   1,007,451      1,087,119
Other assets and deferred charges.............        44,530         49,584
Notes receivable..............................         7,550          7,961
Accounts receivable, less allowances..........        10,330         10,712
Restricted cash and short-term investments....             -         35,067
Cash and cash equivalents.....................        27,743         16,920
                                                  ----------     ----------
        Total.................................    $1,097,604     $1,207,363
                                                  ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage and other debt.......................    $  496,180     $  530,641
Accounts payable and accrued expenses.........        33,913         38,876
Deferred credits and other liabilities........        34,367         25,495
Deferred income taxes.........................        90,270        112,662

Commitments and contingencies (Note 14)

Stockholders' equity
  Preferred stock.............................       322,500        322,500
  Common stock, 72,967,236 shares issued at
      December 31, 1995 and 1994..............           730            730
  Paid-in capital.............................       196,525        220,338
  Accumulated deficit.........................       (76,881)       (43,879)
                                                  ----------     ----------
  Total stockholders' equity..................       442,874        499,689
                                                  ----------     ----------
        Total.................................    $1,097,604     $1,207,363
                                                  ==========     ==========




                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             YEAR ENDED DECEMBER 31,
                                                       ------------------------------------
                                                          1995         1994         1993
                                                       ----------   ----------   ----------

RENTAL REVENUE......................................   $ 108,068    $ 104,432     $109,544

PROPERTY OPERATING COSTS............................      39,576       39,749       41,499

GAIN ON SALES OF PROPERTY...........................      33,742       13,307       33,165

OTHER INCOME (EXPENSE)
 Equity in earnings of joint ventures...............       7,035        7,982        1,818
 Management and development fee income..............       1,924        2,151        2,260
 General and administrative expense.................     (11,841)     (15,550)     (13,143)
 Interest expense, net..............................     (21,988)     (20,932)     (39,839)
 Depreciation and amortization......................     (27,990)     (28,577)     (31,117)
 Adjustment to carrying value of property...........    (102,400)     (24,100)     (32,500)
 Other, net.........................................      (1,494)      (2,770)     (42,049)
                                                       ---------    ---------     --------
                                                        (156,754)     (81,796)    (154,570)
                                                       ---------    ---------     --------

LOSS BEFORE TAXES AND EXTRAORDINARY EXPENSE.........     (54,520)      (3,806)     (53,360)

Income taxes (benefit)
 Current............................................       1,014          186           42
 Deferred...........................................     (22,532)      (1,545)      (8,050)
                                                       ---------    ---------     --------
                                                         (21,518)      (1,359)      (8,008)
                                                       ---------    ---------     --------

Loss before extraordinary expense...................     (33,002)      (2,447)     (45,352)

Extraordinary expense related to early retirement
  of debt, net of income tax benefit of $4,535......           -            -       (7,401)
                                                       ---------    ---------     --------

NET LOSS............................................   $ (33,002)   $  (2,447)    $(52,753)

   Preferred stock dividends........................     (23,813)     (23,813)     (16,132)
                                                       ---------    ---------     --------

   Net loss applicable to common stockholders.......   $ (56,815)   $ (26,260)    $(68,885)
                                                       =========    =========     ========

   Loss per share of common stock:
     Loss before extraordinary expense..............       $(.78)       $(.36)       $(.87)
     Extraordinary expense..........................           -            -         (.10)
                                                       ---------    ---------     --------
     Net loss.......................................       $(.78)       $(.36)       $(.97)
                                                       =========    =========     ========

    Average number of common shares outstanding.....      72,967       72,967       70,834
                                                       =========    =========     ========

                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                    RETAINED
                                              PREFERRED STOCK        COMMON STOCK                   EARNINGS
                                             ------------------   ------------------    PAID-IN   (ACCUMULATED
                                             SHARES     AMOUNT    SHARES     AMOUNT     CAPITAL     DEFICIT)
                                             ------   ---------   ------   ---------   ----------  ----------

Balance at December 31, 1992..............        -    $      -   53,977     $ 540     $117,930     $27,453
   Issuance of common stock...............        -           -   18,990       190      140,810           -
   Issuance of Series A preferred stock...    3,450     172,500        -         -       (8,089)          -
   Issuance of Series B preferred stock...    3,000     150,000        -         -       (6,500)          -
   Series A preferred stock dividends.....        -           -        -         -            -     (13,081)
   Series B preferred stock dividends.....        -           -        -         -            -      (3,051)
   Net loss...............................        -           -        -         -            -     (52,753)
                                              -----    --------   ------   -------     --------    --------
Balance at December 31, 1993..............    6,450     322,500   72,967       730      244,151     (41,432)
   Series A preferred stock dividends.....        -           -        -         -      (12,938)          -
   Series B preferred stock dividends.....        -           -        -         -      (10,875)          -
   Net loss...............................        -           -        -         -            -      (2,447)
                                              -----    --------   ------   -------     --------    --------
Balance at December 31, 1994..............    6,450     322,500   72,967       730      220,338     (43,879)
   Series A preferred stock dividends.....        -           -        -         -      (12,938)          -
   Series B preferred stock dividends.....        -           -        -         -      (10,875)          -
   Net loss...............................        -           -        -         -            -     (33,002)
                                              -----    --------   ------   -------     --------    --------
Balance at December 31, 1995..............    6,450    $322,500   72,967   $   730     $196,525    $(76,881)
                                              =====    ========   ======   =======     ========    ========




                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------
                                                                     1995         1994        1993
                                                                   --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss......................................................    $(33,002)    $ (2,447)    $(52,753)
 Non-cash items included in net loss:
  Extraordinary expense related to early retirement of debt,
   before income tax benefit...................................           -            -       11,936
  Expense related to conversion of debenture...................           -            -       29,552
  (Recovery) accrual related to litigation.....................      (6,450)           -        8,300
  Adjustment to carrying value of property.....................     102,400       24,100       32,500
  Depreciation and amortization................................      27,990       28,577       31,117
  Deferred income taxes........................................     (22,392)      (1,667)     (12,584)
  Interest accrued on convertible debenture....................           -            -        1,665
  Amortization of deferred loan fees and other costs...........       2,743        2,940        5,560
  Equity in earnings of joint ventures.........................      (7,035)      (7,982)      (1,818)
  Cost of land sold............................................      21,617       10,768        9,624
  Gain on sale of investment and other properties..............        (953)      (3,201)     (22,999)
  Other-net....................................................       8,674        3,963        2,925
 Changes in:
  Accounts and notes receivable................................       1,306       (2,248)      (2,534)
  Other assets and deferred charges............................      (5,652)      (8,014)     (12,693)
  Accounts payable and accrued expenses........................         850        3,145       (1,066)
  Other........................................................       3,483        3,155          (89)
                                                                   --------     --------     --------

Net cash provided by operating activities                            93,579       51,089       26,643
                                                                   --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures..........................................     (68,523)     (73,900)     (61,060)
 Net proceeds from sale of investment and other properties.....       3,052       28,192       45,009
 Distributions from joint ventures.............................       9,906        7,114        1,324
 Contributions to joint ventures...............................      (1,574)      (6,728)        (254)
 Reduction (investment) in short-term investments and
   restricted cash.............................................      35,067      (35,067)           -
                                                                   --------     --------     --------

Net cash used for investing activities.........................    $(22,072)    $(80,389)    $(14,981)
                                                                   --------     --------     --------

                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                               -----------------------------------
                                                                  1995         1994        1993
                                                               ---------    ---------    ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings...............................................   $  99,013    $ 328,408    $  15,493
   Repayment of borrowings..................................    (135,884)    (462,002)    (126,533)
   Dividends paid...........................................     (23,813)     (24,145)      (9,847)
   Proceeds from issuance of preferred stock................           -            -      322,500
   Stock issuance costs.....................................           -          (55)     (13,991)
   Investment in restricted cash used for reduction of debt.           -       67,410      (67,410)
   Redemption premium on early retirement of debt...........           -      (10,000)           -
                                                               ---------    ---------    ---------

Net cash provided by (used for) financing activities........     (60,684)    (100,384)     120,212
                                                               ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      10,823     (129,684)     131,874

Cash and cash equivalents at beginning of year..............      16,920      146,604       14,730
                                                               ---------    ---------    ---------

Cash and cash equivalents at end of year....................   $  27,743    $  16,920    $ 146,604
                                                               =========    =========    =========

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
 Interest (net of amount capitalized).......................   $  23,208    $  22,895    $  36,901
 Income taxes...............................................   $     444    $     324    $      38




                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  DESCRIPTION OF BUSINESS

     Headquartered in San Francisco, Catellus Development Corporation (the Company) is a full service real estate company that manages and develops real estate for its own account and others. The Company's portfolio of industrial, retail and office projects, undeveloped land and joint venture interests are located in major markets in California and 10 other states. The Company's operating properties consist primarily of industrial facilities, along with a number of office and retail buildings located in California, Arizona, Illinois, Texas, Colorado and Oregon. The Company also has substantial undeveloped land holdings primarily in these same states.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation - The accompanying financial statements include the accounts of the Company and investees over 50% owned which are controlled by the Company. All other investees are accounted for using the equity method.

     Revenue recognition - Rental revenue, in general, is recognized when due from tenants; however, revenue from leases with rent concessions is recognized on a straight-line basis over the initial term of the lease. Direct costs of negotiating and consummating a lease are deferred and amortized over the initial term of the related lease.

     The Company recognizes revenue from the sale of properties using the accrual method. Sales not qualifying for full recognition at the time of sale are accounted for under the installment method. In general, specific identification is used to determine the cost of sales. Estimated future costs to be incurred by the Company after completion of each sale are included in cost of sales.

     Cash, restricted cash and short-term investments - The Company considers all highly liquid investments with a maturity of three months or less at time of purchase to be cash equivalents. Restricted cash in 1994 represents amounts held in escrow in connection with a property transaction. Short-term investments in 1994 represent primarily commercial paper and government securities which mature within one year from time of purchase and had an average yield of 5.42%.

     Financial instruments - The cost basis of the Company's notes receivable and debt approximate fair value, based upon current market rates for commercial real estate loans of similar risks and maturities.

     Property and deferred costs - Real estate is stated at the lower of cost or estimated fair value. In cases where the Company determines that the carrying costs for properties held for sale exceeds estimated fair value, or that an impairment has been sustained, a write-down to estimated fair value is recorded. A property is considered impaired when the property's estimated undiscounted future cash flow, before interest charges, is less than its book value. This evaluation is made on a property by property basis. The evaluation of fair value and undiscounted cash flow requires significant judgement; it is reasonably possible that a change in the estimate could occur. The adoption of Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" had no impact on the Company's financial statements.

     The Company capitalizes construction and development costs. Costs associated with financing or leasing projects are also capitalized and amortized over the period benefitted by those expenditures.

                        CATELLUS DEVELOPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Allowance for uncollectible accounts - Accounts receivable are net of an allowance for uncollectible accounts totalling $1.8 million and $1.9 million at December 31, 1995 and 1994. The provision for uncollectible accounts in 1995, 1994 and 1993 totalled $.5 million, $1.0 million and $.1 million.

     Environmental costs - The Company incurs on-going environmental remediation costs, including clean-up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean-up, litigation defense, and the pursuit of responsible third parties. Costs incurred in connection with operating properties and properties previously sold are expensed. Costs relating to undeveloped land are capitalized as part of development costs. Costs incurred for properties to be sold are deferred and will be charged to cost of sales when the properties are sold. Environmental costs charged to operations, including amounts charged to cost of sales, for 1995, 1994 and 1993 totalled $8.1 million, $4.6 million and $5.5 million. Environmental costs capitalized in 1995, 1994 and 1993 were $1.7 million, $1.2 million and $1.4 million. The Company maintains a reserve, included in the caption "deferred credits and other liabilities", for known, probable costs of environmental remediation to be incurred in connection with operating properties and properties previously sold. This reserve was $13.8 million and $8.4 million at December 31, 1995 and 1994. When there is a legal requirement for environmental remediation of developable land, the Company will accrue for the estimated cost of remediation and capitalize that amount. Where there is no legal requirement for remediation, costs will be capitalized, as incurred, as part of the project costs.

     Income taxes - Income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting basis of the Company's assets and liabilities. In estimating future tax consequences, expected future events are considered except for potential income tax law or rate changes.

     Loss per share - Net loss per share of common stock is computed by dividing net loss, after reduction for preferred stock dividends, by the weighted average number of shares of common stock outstanding during the year. Fully diluted earnings per share amounts have not been presented because assumed conversion of the Series A and Series B preferred stock would be anti-dilutive for all relevant periods. Assuming conversion of the Debenture on January 1, 1993, the net loss and loss before extraordinary item for 1993 would have been $.93 and $.84 per share.

     Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Actual results could differ from those estimates.

     Reclassifications - Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

                        CATELLUS DEVELOPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  RESTRUCTURING OF OPERATIONS

     In November 1994, the Company announced a major restructuring to refocus the Company and to improve the Company's long-term cash position. This restructuring, which was implemented in 1995, resulted in a $3.1 million non-recurring operating expense in 1994. Costs associated with the restructuring included $1.9 million related to employee termination benefits, $.8 million related to lease cancellation fees and costs attributable to permanently idle leased facilities, and $.4 million for the consolidation of operations. As of December 31, 1995, $3 million of the restructuring charges had been paid.

NOTE 4.  MORTGAGE AND OTHER DEBT

     Mortgage and other debt at December 31, 1995 and 1994 consisted of the following (in thousands):

                                                                         1995        1994
                                                                       ---------   ---------
First mortgage loan, interest at an average rate of 8.71%, due at
  various dates through March 1, 2004(a)............................    $267,260    $274,776
First mortgage loans, interest at 7.625% to 10.05%, due at
  various dates through March 1, 2009(b)............................      70,770     115,193
Intermediate secured term loans, interest variable (7.44%
  to 9.0% at December 31, 1995), due at various dates
  through June 1, 1997(c)...........................................      71,800      64,378
Term loan, unsecured, interest variable (7.75% to 7.94% at
  December 31, 1995), due December 31, 1996(d)......................       7,000      22,000
Construction loans, interest variable (7.28% to 9.0% at
  December 31, 1995), due at various dates through
  November 8, 1996(e)...............................................      52,851      29,425
Assessment district bonds, interest at 5.0% to 10.43%, due at
  various dates through April 10, 2021(f)...........................      23,283      24,492
Other loans, interest at 8.0% to 8.88%, due at various dates
  through August 1, 1998............................................       3,216         377
                                                                        --------    --------
                                                                        $496,180    $530,641
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

(c) The Company's secured term loans are collateralized by certain operating properties and by an assignment of rents generated by the underlying properties. At December 31, 1995, $.5 million was available for future borrowings.

                       CATELLUS DEVELOPMENT CORPORATION

(d) The Company has a $48 million unsecured revolving facility and a $7 million unsecured term facility. In December 1995, the Company renewed its unsecured revolving facility which was due to expire on December 31, 1995. Upon renewal, the facility was reduced to $48 million from $62.5 million ($75 million at December 31, 1994) and the revolving period was extended to December 31, 1996. As of December 31, 1995, nothing was outstanding under the revolving facility, leaving the entire $48 million available for future borrowings.

(e) The Company's construction loans are used to finance development projects and are secured by the related land and buildings and by an assignment of rents generated by the underlying properties. In January 1995, the Company entered into an $85 million revolving construction line of credit and in July 1995 increased the line an additional $15 million. This credit facility renews and increases a $75.5 million credit line. In July 1995, the Company entered into another $25 million revolving construction line of credit. The credit facility will be used to fund new Company development in twelve states in the Southwest. At December 31, 1995, $33.2 million was available for future borrowings under all construction lines.

(f) The assessment district bonds are issued through local municipalities to fund the construction of public infrastructure and improvements which benefit the Company's properties. These bonds are secured by certain of the Company's properties.

     Certain loan agreements contain restrictive financial covenants. The most restrictive covenants limit annual dividends to $27.6 million and require stockholders' equity to be no less than $425 million. Other covenants accelerate payment upon certain change of control events and contain negative pledges with respect to certain of the Company's properties. The Company was in compliance with all such covenants at December 31, 1995.

     The maturities of mortgage and other debt outstanding as of December 31, 1995 are summarized as follows:

                  1996             $ 85,094
                  1997               72,052
                  1998               20,427
                  1999                9,011
                  2000               10,089
                  Thereafter        299,507
                                   --------
                                   $496,180
                                   ========

     Interest costs incurred during 1995, 1994 and 1993 relating to mortgage and other debt totalled $46.5 million, $45.8 million and $64 million. Total interest costs, which also includes loan fee amortization and other interest costs, amounted to $49.3 million, $48.7 million and $69.6 million in 1995, 1994 and 1993. Of these amounts, $23.6 million, $24 million and $25.6 million were capitalized during 1995, 1994 and 1993.

                        CATELLUS DEVELOPMENT CORPORATION

NOTE 5.  INCOME TAXES

     Total income taxes (benefit) reflected in the consolidated statement of operations differs from the amounts computed by applying the federal statutory rate of 35% to income (loss) before extraordinary item as follows (in thousands):

                                                                1995        1994        1993
                                                             ----------   ---------   ---------
     Federal income tax at statutory rate.................    $(19,082)    $(1,332)   $(18,676)
     Increase (decrease) in taxes resulting from:
       State income taxes, net of federal impact..........      (2,460)         72      (1,318)
       Non-recurring expense related to conversion
         of a debenture...................................           -           -       9,013
       Increase in federal rate applied to prior years'
         temporary differences............................           -           -       2,970
       Other                                                        24         (99)          3
                                                              --------     -------    --------
                                                              $(21,518)    $(1,359)   $ (8,008)
                                                              ========     =======    ========

     Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and for operating loss and tax credit carryforwards. Significant components of the Company's net deferred tax liability as of December 31, 1995 and 1994 are as follows (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1995       1994
                                                              --------   ---------
Deferred tax liabilities:
     Involuntary conversions (condemnations) of property...   $ 91,226    $ 84,354
     Capitalized interest and taxes........................     93,135      87,341
     Like-kind property exchanges..........................     20,169      20,319
     Investments in partnerships...........................     16,599      12,135
     Other.................................................      5,219       5,038
                                                              --------    --------
                                                               226,348     209,187
                                                              --------    --------
Deferred tax assets:
     Operating loss carryforwards..........................     13,257      17,230
     Intercompany transactions (prior to spin-off).........     16,522      16,644
     Capitalized rent......................................     23,194      20,543
     Adjustment to carrying value of property..............     63,376      22,692
     Depreciation and amortization.........................      7,028       6,376
     Environmental reserve.................................      4,687       2,560
     Other.................................................      8,014      10,480
                                                              --------    --------
                                                               136,078      96,525
     Deferred tax assets valuation allowance...............          -           -
                                                              --------    --------
                                                               136,078      96,525
                                                              --------    --------
     Net deferred tax liability............................   $ 90,270    $112,662
                                                              ========    ========

     During 1994 and 1993, the Company generated net operating loss carryforwards of $.3 million and $6.5 million for tax purposes which expire in 2009 and 2008. Deferred income tax expense was reduced to reflect the benefit of these amounts.

                       CATELLUS DEVELOPMENT CORPORATION

     The Company increased its tax expense and related deferred tax liability by $3 million in 1993 as a result of legislation enacted in August 1993 increasing the federal tax rate from 34% to 35% commencing January 1, 1993.

NOTE 6.  JOINT VENTURE INVESTMENTS

     The Company is involved in a variety of real estate-oriented joint venture activities. At December 31, 1995, these included two hotels, one office building, a 900,000 square foot trade mart center for the contract and home furnishing industries, an apartment complex and other projects in the early stages of development.

     The Company had a loan outstanding to one of its joint ventures in the amount of $1.7 million at December 31, 1995 and 1994. The loan bears interest at one percentage point over the rate payable under the joint venture's note to its creditor bank (10.25% at December 31, 1995) and is secured by a second lien on the joint venture property. Principal and interest were due on or before February 1, 1996. The Company expects to convert this note to joint venture
equity.   At December 31, 1993, the Company had outstanding a loan and related accrued interest to a joint venture partner in the aggregate amount of $.6 million. During 1994, this amount was exchanged for additional ownership in the related joint venture.

     The Company guarantees a portion of the debt and interest of certain of its joint ventures. At December 31, 1995, these guarantees totalled $8.9 million.

     The condensed combined balance sheets and statements of income of the joint ventures, along with the Company's proportionate share, are summarized as follows (in thousands):

                                                      COMBINED             PROPORTIONATE SHARE
                                              ------------------------   -----------------------
                                                 1995          1994         1995         1994
                                              ----------    ----------   ----------   ----------

Assets, primarily real estate..............   $ 304,018      $320,270     $127,181     $130,669
                                              =========      ========     ========     ========

Liabilities, primarily debt................   $ 415,775      $408,802     $168,247     $170,986
Venturers' deficit.........................    (111,757)      (88,532)     (41,066)     (40,317)
                                              ---------      --------     --------     --------
Total liabilities and venturers' deficit...   $ 304,018      $320,270     $127,181     $130,669
                                              =========      ========     ========     ========

     The Company's proportionate share of venturers' deficit is an aggregate amount for all ventures. Because the Company's ownership percentage differs from venture to venture, and certain ventures have accumulated deficits while others have accumulated equity, the Company's percentage of venturers' deficit is not reflective of the Company's ownership percentage of the ventures.

                                                COMBINED                  PROPORTIONATE SHARE
                                     ------------------------------   ---------------------------
                                       1995       1994       1993      1995      1994      1993
                                     --------   --------   --------   -------   -------   -------

Revenue...........................   $133,413   $138,810   $114,353   $35,410   $36,941   $30,561
Operating and interest expenses...    109,401    113,487     95,337    24,629    25,067    24,823
Depreciation and amortization.....     14,287     15,583     15,595     3,746     3,892     3,920
                                     --------   --------   --------   -------   -------   -------
Net earnings before taxes.........   $  9,725   $  9,740   $  3,421   $ 7,035   $ 7,982   $ 1,818
                                     ========   ========   ========   =======   =======   =======

                       CATELLUS DEVELOPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  PROPERTY

     Net book value by property type at December 31, 1995 and 1994 consisted of the following (in thousands):


                                               1995           1994
                                           ------------   ------------
Income producing properties:
  Industrial buildings                      $  279,838     $  281,891
  Office buildings                             113,095        122,106
  Retail buildings                              84,595         85,100
  Land development                             317,727        377,506
  Land leases                                   10,069         10,123
                                            ----------     ----------
                                               805,324        876,726
Land  holdings:
  Developable properties                       150,339        145,744
  Natural resources                              1,788          8,658
  Properties held for sale                      84,232         92,048
                                            ----------     ----------
                                               236,359        246,450
Other (including proportionate share
   of joint ventures' net deficits of
   $41,066 and $40,317)                        (34,232)       (36,057)
                                            ----------     ----------
                                            $1,007,451     $1,087,119
                                            ==========     ==========


     During 1995, the Company took a charge of $102.4 million to adjust the carrying value of certain property, which included $84.8 million resulting from the Company's decision to terminate the 1991 Development Agreement for its Mission Bay project in San Francisco. The Company completed an analysis of the implications of the 1991 Development Agreement in light of current and anticipated market conditions and projected construction costs and concluded that the financial obligations imposed by that agreement render the project uneconomic. Management therefore elected to terminate the 1991 Development Agreement and seek approval of a revised entitlement package. The revised carrying value of Mission Bay represents management's best estimate of its fair value, assuming the Company is successful in re-entitling the property, and approximates the amount included in the Company's current value reporting for December 31, 1994, less anticipated costs of obtaining new entitlements.

     The Company has taken an additional charge against earnings of $17.6 million relating to other property where the carrying value exceeded what management expects to recover through the anticipated sale of such property.

     The Company also took charges of $24.1 million and $32.5 million in 1994 and 1993 to adjust the carrying value of certain property.

                        CATELLUS DEVELOPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  LEASES

     The Company, as lessor, has entered into noncancelable operating leases expiring at various dates through 2052. Rental revenue under these leases totalled $106.8 million in 1995, $102.3 million in 1994 and $105.1 million in 1993. Included in this revenue are rentals contingent on lease operations of $2.1 million in 1995, $2.8 million in 1994 and $3.2 million in 1993. Future minimum rental revenue under existing noncancelable operating leases as of December 31, 1995 are summarized as follows (in thousands):


   1996.........    $ 78,138
   1997.........      64,777
   1998.........      54,958
   1999.........      47,877
   2000.........      41,035
   Thereafter...     322,268
                    --------
                    $609,053
                    ========

     The book value of the Company's properties under operating leases or held for rent are summarized as follows (in thousands):


                                           DECEMBER 31,
                                      -----------------------
                                         1995         1994
                                      ----------   ----------

   Buildings.......................   $ 501,030    $ 475,615
   Land and improvements...........     164,492      164,719
                                      ---------    ---------
                                        665,522      640,334
   Less accumulated depreciation...    (172,934)    (149,237)
                                      ---------    ---------
                                      $ 492,588    $ 491,097
                                      =========    =========

     The Company, as lessee, has entered into noncancelable operating leases expiring at various dates through 2023. Rental expense under these leases totalled $1.7 million in 1995 and $2.8 million in 1994, rental expense and related sublease income totalled $4 million and $1.3 million in 1993. Future minimum lease payments as of December 31, 1995 are summarized as follows (in thousands):

                   MINIMUM
                   PAYMENTS
                   --------
   1996.........     $1,051
   1997.........        939
   1998.........        772
   1999.........        694
   2000.........        687
   Thereafter...      3,638
                     ------
                     $7,781
                     ======

                        CATELLUS DEVELOPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9.  RENTALS, COSTS AND NET OPERATING INCOME BY PROPERTY TYPE

     Net operating income before interest and depreciation is summarized by property type as follows (in thousands):

                                                                   NET
                                  RENTAL         PROPERTY       OPERATING
1995                              REVENUE    OPERATING COSTS      INCOME
                                 ---------   ----------------   ----------
Income producing properties
  Industrial buildings........    $ 50,716          $(11,012)     $39,704
  Office buildings............      28,662           (12,179)      16,483
  Retail buildings............      11,363            (2,940)       8,423
  Land development............       4,886            (3,310)       1,576
  Land leases.................       7,200            (1,026)       6,174
                                  --------          --------      -------
                                   102,827           (30,467)      72,360
Land holdings
  Developable properties......       2,770            (3,685)        (915)
  Natural resources...........       1,320            (2,256)        (936)
  Properties held for sale....       1,151            (3,168)      (2,017)
                                  --------          --------      -------
                                     5,241            (9,109)      (3,868)
                                  --------          --------      -------

                                  $108,068          $(39,576)     $68,492
                                  ========          ========      =======
                                                                   NET
                                  RENTAL         PROPERTY       OPERATING
1994                              REVENUE    OPERATING COSTS     INCOME
                                 ---------   ---------------    ---------
Income producing properties
  Industrial buildings........    $ 50,650          $(11,837)     $38,813
  Office buildings............      29,619           (11,220)      18,399
  Retail buildings............       7,339            (2,315)       5,024
  Land development............       4,164            (3,201)         963
  Land leases.................       7,414            (1,037)       6,377
                                  --------          --------      -------
                                    99,186           (29,610)      69,576
Land holdings
  Developable properties......       3,133            (3,967)        (834)
  Natural resources...........         911            (2,374)      (1,463)
  Properties held for sale....       1,202            (3,798)      (2,596)
                                  --------          --------      -------
                                     5,246           (10,139)      (4,893)
                                  --------          --------      -------

                                  $104,432          $(39,749)     $64,683
                                  ========          ========      =======

                        CATELLUS DEVELOPMENT CORPORATION

                                                                   NET
                                  RENTAL         PROPERTY       OPERATING
1993                              REVENUE    OPERATING COSTS      INCOME
                                 ---------   ----------------   ----------

Income producing properties
  Industrial buildings........  $ 51,003         $(12,113)        $38,890
  Office buildings..........      28,470          (11,063)         17,407
  Retail buildings..........       6,748           (2,298)          4,450
  Land development..........       5,010           (2,939)          2,071
  Land leases...............       8,362           (1,381)          6,981
                                --------         --------         -------
                                  99,593          (29,794)         69,799
Land holdings
  Developable properties....       3,493           (3,916)           (423)
  Natural resources.........       3,352           (3,981)           (629)
  Properties held for sale..       3,106           (3,808)           (702)
                                --------         --------         --------
                                   9,951          (11,705)         (1,754)
                                --------         --------         -------
                                $109,544         $(41,499)        $68,045
                                ========         ========         =======

NOTE 10.  PROPERTY SALES

     The Company's sales consist of the following (in thousands):

                                    1995            1994           1993
                                 ---------   ----------------   ----------
Non-strategic land
  Sales......................    $ 62,199         $ 32,298        $26,444
  Cost of sales..............      29,410           22,024         15,993
                                 --------         --------        -------
     Gain                        $ 32,789         $ 10,274        $10,451
                                 ========         ========        =======
Development properties
  Sales.......................   $  3,224         $      -        $     -
  Cost of sales...............      2,271                -              -
                                 --------         --------        -------
     Gain                        $    953         $      -        $     -
                                 ========         ========        =======
Buildings
  Sales.......................   $      -         $ 21,330        $30,157
  Cost of sales...............          -           18,411         21,547
                                 --------         --------        -------
     Gain                        $      -         $  2,919        $ 8,610
                                 ========         ========        =======
Ground leases
  Sales.......................   $      -         $    142        $15,968
  Cost of sales...............          -               28          1,864

                                 --------         --------        -------
     Gain                        $      -         $    114         14,104
                                 ========         ========        =======
Total
  Sales.......................   $ 65,423         $ 53,770        $72,569
  Cost of sales...............     31,681           40,463         39,404
                                 --------         --------        -------
     Gain                        $ 33,742         $ 13,307        $33,165
                                 ========         ========        =======

                        CATELLUS DEVELOPMENT CORPORATION

NOTE 11.  OTHER INCOME (EXPENSE)

   Other income (expense) is summarized as follows (in thousands):


                                              1995       1994         1993
                                            --------   --------     --------
Litigation recovery (accrual)...........    $ 6,450    $     -      $ (8,300)
Environmental (expense) recovery, net...     (7,411)       246        (4,337)
Restructuring costs.....................          -     (3,100)            -
Conversion of debenture.................          -          -       (29,552)
All other...............................       (533)        84           140
                                            -------    -------      --------
                                            $(1,494)   $(2,770)     $(42,049)
                                            =======    =======      =========

NOTE 12.  EMPLOYEE BENEFIT AND STOCK OPTION PLANS

     The Company has a profit sharing and savings plan for all employees. Funding consists of employee contributions along with matching and discretionary contributions by the Company. Total expense for the Company under this plan was $.2 million, $.6 million and $.6 million in 1995, 1994 and 1993.

     The Company has various plans through which employees may purchase common stock of the Company.

     The Incentive Stock Compensation Plan (Substitute Plan) was adopted to provide substitute awards to employees whose awards under certain plans of the former parent company, Santa Fe Pacific Corporation (SFP) were forfeited as a result of the Company's spin-off from SFP in 1990. The number of shares, exercise price and expiration dates of these awards were set so the participant retained the full unrealized potential value of the original SFP grant. Options became exercisable after March 5, 1992 and expire from 1997 through 1999. The Company also has two stock option plans under which the Board of Directors may issue options to purchase up to 500,000 shares of common stock at a price not less than the fair market value at the date of grant. Options are exercisable no earlier than six months from the date of grant and generally expire ten years after the date of grant. All options granted to date are exercisable in installments on a cumulative basis at a rate of 25% each year commencing on the first anniversary of the date of grant.

     Under the Executive Stock Option Plan, the Board of Directors may issue non-qualified stock options to officers and directors to purchase up to 4,250,000 shares of common stock at a price not less than fair market value at the date of grant. Options are exercisable no earlier than six months from the date of grant and generally expire ten years after the date of grant. Each non-management director is automatically granted an option, upon initial election to the Board of Directors, to purchase 5,000 shares of common stock at a price of 127.63% of the fair market value on the date of grant, increasing 5% on each anniversary of the grant date commencing on the sixth anniversary. These options are exercisable in installments on a cumulative basis at a rate of 20% each year. The exercise price for all other options will be no less than the fair market value on the date of grant. Certain of these options are exercisable in increments based on stock price performance benchmarks, and others are exercisable based upon time vesting requirements.

                        CATELLUS DEVELOPMENT CORPORATION

   Transactions under these plans during 1994 and 1995 are summarized below:


                                                                                       EXECUTIVE
                                                       SUBSTITUTE         STOCK          STOCK
                                                         PLAN         OPTION PLANS    OPTION PLAN
                                                     -------------    ------------    -----------

Outstanding at December 31, 1993............               385,155          74,000      1,036,000
Granted.....................................                     -          18,000      2,088,500
Expired.....................................              (257,435)         40,500      1,524,000
                                                     -------------    ------------    -----------
Outstanding at December 31, 1994............               127,720          51,500      1,600,500

Granted.....................................                    -          205,886      1,099,330
Expired.....................................               (2,414)          (9,500)      (195,500)
                                                     -------------    ------------    -----------
Outstanding at December 31, 1995............               125,306         247,886       2,504,330
                                                     =============    ============    ============

Exercise price range at December 31, 1995...         $10.70-$19.18    $5.475-$12.25   $5.58-$13.78
Exercisable at December 31, 1995............               125,306           35,625        116,000
Available for grant at December 31, 1995....                    -           252,114      1,745,670

     The Company intends to adopt the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" beginning in 1996.

NOTE 13.  CAPITAL STOCK

     The Company has authorized the issuance of 50 million shares of $.01 par value preferred stock. As of December 31, 1995 and 1994, the Company has outstanding 3,449,999 shares of $3.75 Series A Cumulative Convertible Preferred Stock (Series A preferred stock). The Series A preferred stock has an annual dividend of $3.75 per share, a stated value of $50 per share and a liquidation preference of $50 per share plus accrued and unpaid dividends. It is convertible into common stock at a price of $9.06 per common share, subject to adjustment in certain events. It is also redeemable, at the option of the Company, at any time after February 16, 1996, at $52.625 per share and thereafter at prices declining to $50 per share on or after February 16, 2003.

     Concurrently with the issuance of the Series A preferred stock, the Company converted a convertible debenture (which had an accreted value of $111.4 million) into common stock with a value of $141 million. This was treated as a non-cash item in the 1993 statement of cash flows. At the time, the Company incurred a non-recurring non-cash expense of $29.6 million ($28.3 million net of income tax benefit) representing the excess of the value of the common stock issued over the accreted value of the debenture at the date of conversion.

     The Company also has outstanding 3,000,000 shares $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock (Series B preferred stock). The Series B preferred stock has an annual dividend of $3.625 per share, a stated value of $50 per share and a liquidation preference of $50 per share plus accrued and unpaid dividends. It is convertible into the Company's common stock at a price of $9.80 per common share, subject to adjustment in certain events. The Series B preferred stock is exchangeable, at the Company's option, at any time after November 15, 1995, into 7.25% Convertible Subordinated Debentures due November 15, 2018, at a rate of $50 of debentures for each share of Series B preferred stock. It is also redeemable, at the option of the Company, at any time after November 15, 1996, at $52.5375 per share and thereafter at prices declining to $50 per share on or after November 15, 2003.

                       CATELLUS DEVELOPMENT CORPORATION

   The Company has authorized the issuance of 150 million shares of $.01 par value common stock. As of December 31, 1995 and 1994, the Company has 72,967,236 shares outstanding. The Company has reserved 19,040,000 and 15,306,000 shares of common stock for conversion of the Series A and Series B preferred stock, 8,875,000 shares pursuant to various compensation programs, and 2,000,000 shares for acquisitions.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

   In April 1991, a lawsuit was brought against the Company alleging breach of contract for a finder's fee in connection with an August 1990 sale of land in Fremont, California. On November 1, 1993, the jury returned a verdict in favor of the plaintiff and made an award of approximately $440,000 which, together with pre-judgment interest, totalled approximately $600,000. Additionally, the jury awarded approximately $7.7 million in punitive damages for what it found was the Company's bad faith denial of an alleged contract. While the Company was vigorously pursuing an appeal, it provided $8.3 million as an other expense in the 1993 consolidated statement of operations. In December 1995, the Company reached a settlement with the plaintiff and reversed $7.5 million of the expense in the 1995 consolidated statement of income.

   The Company has obtained standby letters of credit and surety bonds in favor of local municipalities or financial institutions to guarantee performance on real property improvements or financial obligations. As of December 31, 1995, $21.3 million was outstanding, including a $12.4 million surety bond related to the lawsuit described above.

   The Company, as a partner in certain joint ventures, has made certain financing guarantees (Note 6).

   The Company is a party to a number of legal actions arising in the ordinary course of business. While the Company cannot predict with certainty the final outcome of these proceedings, considering the substantial legal defenses available, management believes that none of these actions, when finally resolved, will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

                        CATELLUS DEVELOPMENT CORPORATION

   At December 31, 1995, management estimates that future costs for remediation of identified or suspected environmental contamination which will be treated as an expense will be approximately $13.8 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next ten years. Management also estimates that similar costs relating to the Company's properties to be developed or sold may range from $18 million to $59 million. These amounts will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years, or will be deferred and charged to cost of sales when the properties are sold. These estimates were developed based on extensive reviews which took place over several years based upon then prevailing law and identified site conditions. Because of the breadth of its portfolio, the Company is unable to review extensively each property on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies and the availability of other parties to pay some or all of such costs.

NOTE 15.  SUBSEQUENT EVENT

   In March 1996, the Company acquired The Akins Companies, a residential real estate company involved in home building, community development and project management services, primarily in Southern California. The acquisition price will be paid in the form of Catellus common stock with a market value of approximately $9 million, and is expected to be accounted for as a pooling of interests.

   The Company will form a new entity, Catellus Residential Group, that will develop the Company's residential land holdings, projects previously started by Akins, and new development activities on property owned by others.

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

                                                             1995                                             1994
                                      ---------------------------------------------   ---------------------------------------------

                                        FIRST      SECOND       THIRD       FOURTH       FIRST      SECOND       THIRD      FOURTH
                                      ---------   ---------   ---------   ----------   ---------   ---------   ---------   --------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Rental revenues....................   $ 26,898    $ 26,831    $ 27,181    $  27,158    $ 25,933    $ 26,899    $ 25,448    $ 26,152
Property operating costs...........      9,166       9,685       9,535       11,190      10,026       9,510       9,993      10,220
Gain on sales of property..........      5,574       1,626       1,702       24,840         155       4,929       7,280         943
Adjustment to carrying value of
 property..........................          -           -           -     (102,400)          -           -           -     (24,100)

Other income (expense).............    (14,360)    (13,498)    (14,687)     (11,809)    (13,511)    (10,837)    (14,872)    (18,476)

Net income (loss)..................      5,358       3,143       2,756      (44,259)      1,469       6,598       5,035     (15,549)

Net income (loss) per common share.   $   (.01)   $   (.04)   $   (.04)    $   (.69)   $   (.06)   $    .01    $   (.01)   $   (.30)



                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
and Stockholders of Catellus
Development Corporation


  Our audits of the consolidated financial statements referred to in our report dated February 12, 1996, appearing on page F-2 of this Form 10-K of Catellus Development Corporation, also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Price Waterhouse LLP
San Francisco, California
February 12, 1996

                        CATELLUS DEVELOPMENT CORPORATION

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                         ----------------------
                                            BALANCE AT   CHARGED TO  CHARGED TO
                                            BEGINNING    COSTS AND      OTHER                    BALANCE AT
                                             OF YEAR     EXPENSES     ACCOUNTS    DEDUCTIONS     END OF YEAR
                                           ----------   ----------   ----------   -----------    -----------
Year ended December 31, 1993:
 Allowance for doubtful receivables...       $3,349       $   50      $     -    $1,511/(1)/       $ 1,888
 Reserve for abandoned projects.......          404          732            -       852/(2)/           284
 Reserve for environmental costs......        3,836        2,272          143       632/(3)/         5,619
Year ended December 31, 1994..........
 Allowance for doubtful receivables...        1,888        1,001            -     1,026/(1)/         1,863
 Reserve for abandoned projects.......          284          732            -        39/(2)/           977
 Reserve for environmental costs......        5,619          890        1,886         -              8,395
Year ended December 31, 1995
 Allowance for doubtful receivables...        1,863          504            -       616/(1)/         1,751
 Reserve for abandoned projects.......          977          407            -        38/(2)/         1,346
 Reserve for environmental costs......        8,395        5,389            -         5/(3)/        13,779

- ---------------------
Notes:
(1)  Balances written off as uncollectible.
(2)  Costs of unsuccessful projects written off.
(3)  Environmental costs incurred.

                        CATELLUS DEVELOPMENT CORPORATION
            SCHEDULE III -  REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                                                COST CAPITALIZED
                                                      INITIAL COST TO               SUBSEQUENT
                                                         CATELLUS                TO ACQUISITION
                                                -------------------------   --------------------------
                                                              BUILDINGS &                    CARRYING
DESCRIPTION                      ENCUMBRANCES     LAND       IMPROVEMENTS   IMPROVEMENTS      COSTS
- -----------                      ------------   ---------    ------------   ------------   -----------
Income Producing Properties:
 Mission Bay, San Francisco,
  CA.........................       $      -    $ 80,587/(6)/   $ 3,952     $ (4,713)/(7)/   $ 59,282
 Other properties
  less than 5% of total......        456,565     150,018         43,191      502,133          144,422
                                    --------    --------       --------     --------         --------
                                     456,565     230,605         47,143      497,420          203,704
                                    --------    --------       --------     --------         --------
Land Holdings................         29,690     152,796         11,697       44,758           30,872
                                    --------    --------       --------     --------         --------
Total........................       $486,255    $383,401       $ 58,840     $542,178         $234,576
                                    ========    ========       ========     ========         ========


                                          GROSS AMOUNT AT WHICH
                                                 CARRIED                                                             LIFE ON WHICH
                                           AT CLOSE OF PERIOD                                                         DEPRECIATION
                                              (f)(2)(3)(4)                                                             IN LATEST
                                 --------------------------------------                     DATE OF                     INCOME
                                               BUILDINGS AND                ACCUMULATED   COMPLETION OF      DATE     STATEMENT IS
DESCRIPTION                          LAND      IMPROVEMENTS      TOTAL      DEPRECIATION  CONSTRUCTION     ACQUIRED     COMPUTED
- -----------                      ---------     ------------   ---------     ------------  ------------     --------   -----------
Income Producing Properties:
 Mission Bay, San Francisco,
  CA.........................     $ 80,587       $ 58,521     $  139,108       $  2,527        N/A          various       (5)
 Other properties
  less than 5% of total......      150,018        689,746        839,764        171,021       various       various       (5)
                                  --------       --------     ----------       --------
                                   230,605        748,267        978,872        173,548
                                  --------       --------     ----------       --------
Land Holdings................      152,796         87,327        240,123          3,764        N/A          various       (5)
                                  --------       --------     ----------       --------
Total........................     $383,401       $835,594     $1,218,995       $177,312
                                  ========       ========     ==========       ========

- ----------------------
Notes:
(1) A reserve of $1,346,000 against predevelopment has been established for projects to be abandoned.
(2) The aggregate cost for Federal income tax purposes is approximately $972,000,000.
(3) See Attachment A to Schedule III for reconciliation of beginning of period total to total at close of period.
(4)  Excludes investments in joint ventures and furniture and equipment.
(5) Reference is made to Note 2 to the Consolidated Financial Statements for information related to depreciation.
(6)  Reflects inclusion of an additional parcel into Mission Bay.
(7)  Net incremental revenues.

                        CATELLUS DEVELOPMENT CORPORATION
                          ATTACHMENT A TO SCHEDULE III
          RECONCILIATION OF COST OF REAL ESTATE AT BEGINNING OF PERIOD
                          WITH TOTAL AT END OF PERIOD
                                 (IN THOUSANDS)

                                                      1995          1994          1993
                                                   -----------   -----------   -----------
Balance at January 1............................    $1,276,955    $1,259,803    $1,276,334
                                                    ----------    ----------    ----------
 Additions during period:
   Acquisitions through foreclosure.............             -             -           523
   Other acquisitions...........................         9,326             -            15
   Improvements.................................        58,967        71,096        57,360
   Reclassification from other accounts.........           270           591             -
                                                    ----------    ----------    ----------
Total additions.................................        68,563        71,687        57,898
                                                    ----------    ----------    ----------
 Deductions during period:
   Cost of real estate sold.....................        23,716        39,883        34,554
   Other:
    Write-down of properties to estimated net
      realizable value..........................       102,400        11,800        32,500
    Direct write-off of costs...................             -             -         1,261
    Contribution to joint venture...............             -         2,120             -
    Write-down of property due to purchase
      price adjustments.........................             -             -         2,796
    Reclassification due to demolition..........             -             -         1,952
    Reclassification to personal property
     and other accounts.........................             -             -           217
    Increase reserve for abandoned projects.....           407           732           732
    Other.......................................             -             -           417
                                                    ----------    ----------    ----------
      Total deductions..........................       126,523        54,535        74,429
                                                    ----------    ----------    ----------
Balance at December 31..........................    $1,218,995    $1,276,955    $1,259,803
                                                    ==========    ==========    ==========

             RECONCILIATION OF REAL ESTATE ACCUMULATED DEPRECIATION
               AT BEGINNING OF PERIOD WITH TOTAL AT END OF PERIOD
                                 (IN THOUSANDS)

                                   1995        1994        1993
                                 ---------   ---------   ---------
Balance at January 1..........    $154,002    $133,923    $113,055
                                  --------    --------    --------
Additions during period:
   Charged to expense.........      24,342      24,706      26,850
                                  --------    --------    --------
 Deductions during period:
   Cost of real estate sold...         795       4,549       4,030
   Other......................         237          78       1,952
                                  --------    --------    --------
    Total deductions..........       1,032       4,627       5,982
                                  --------    --------    --------
Balance at December 31........    $177,312    $154,002    $133,923
                                  ========    ========    ========