Form 10-Q
period 1996-03-31
CATELLUS DEVELOPMENT CORP
filed 1996-05-15
CIK 865937

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


FOR THE QUARTER ENDED MARCH 31, 1996              COMMISSION FILE NUMBER 0-18694


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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [_]

   As of April 15, 1996, there were 74,498,921 issued and outstanding shares of the registrant's common stock, $.01 par value per share.

================================================================================

                       CATELLUS DEVELOPMENT CORPORATION


                                     INDEX


                                                                                     Page No.
                                                                                     --------
PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements
             Consolidated Balance Sheet at March 31, 1996 and December 31, 1995.....    2
             Consolidated Statement of Operations for the three months ended
                March 31, 1996 and 1995.............................................    3
             Consolidated Statement of Cash Flows for the three months ended
                March 31, 1996 and 1995.............................................    4
             Notes to Consolidated Financial Statements.............................    5

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.................................    8

PART II.  OTHER INFORMATION.........................................................   15

SIGNATURES..........................................................................   16

                       CATELLUS DEVELOPMENT CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                (In thousands)


                                                                               March 31,       December 31,
                                                                                 1996              1995
                                                                              -----------      ------------
                                                                              (Unaudited)

Assets
   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,201,695       $1,191,679
   Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . .       (191,244)        (184,228)
                                                                               ----------       ----------
                                                                                1,010,451        1,007,451

   Other assets and deferred charges   . . . . . . . . . . . . . . . . . .         46,802           44,530
   Notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,695            7,550
   Accounts receivable, less allowances  . . . . . . . . . . . . . . . . .         10,642           10,330
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .         23,574           27,743
                                                                               ----------       ----------
             Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,097,164       $1,097,604
                                                                               ==========       ==========

Liabilities and stockholders' equity
   Mortgage and other debt . . . . . . . . . . . . . . . . . . . . . . . .     $  491,131       $  496,180
   Accounts payable and accrued expenses . . . . . . . . . . . . . . . . .         34,756           33,913
   Deferred credits and other liabilities. . . . . . . . . . . . . . . . .         38,272           34,367
   Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . .         91,445           90,270
                                                                               ----------       ----------
            Total liabilities . . . . . . . . . . . .. . . . . . . . . . .        655,604          654,730
                                                                               ----------       ----------

   Commitments and contingencies (Note 8)

   Stockholders' equity
      Preferred stock  . . . . . . . . . . . . . . . . . . . . . . . . . .        322,500          322,500
      Common stock - 74,498 and 74,495 shares issued at
      March 31, 1996 and December 31, 1995 . . . . . . . . . . . . . . . .            745              745
      Paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .        198,410          196,510
      Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . .        (80,095)         (76,881)
                                                                               ----------       ----------
      Total stockholders' equity . . . . . . . . . . . . . . . . . . . . .        441,560          442,874
                                                                               ----------       ----------
             Total   . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,097,164       $1,097,604
                                                                               ==========       ==========


                See notes to consolidated financial statements.

                       CATELLUS DEVELOPMENT CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)


                                                                               Three months ended
                                                                                    March 31,
                                                                              --------------------
                                                                                1996        1995
                                                                              --------    --------
                                                                                  (Unaudited)
Rental revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 29,272    $ 26,898
                                                                              --------    --------
Property operating costs . . . . . . . . . . . . . . . . . . . . . . . . .      11,285       8,892
                                                                              --------    --------
Gain on sales of property  . . . . . . . . . . . . . . . . . . . . . . . .       3,087       5,574
                                                                              --------    --------
Other income (expense)
   Equity in earnings of joint ventures  . . . . . . . . . . . . . . . . .       1,390       1,943
   Management and development fee income . . . . . . . . . . . . . . . . .         403         407
   General and administrative expense  . . . . . . . . . . . . . . . . . .      (2,060)     (3,869)
   Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . .     (10,530)     (5,141)
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .      (7,672)     (7,053)
   Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         290        (921)
                                                                              --------    --------
                                                                               (18,179)    (14,634)
                                                                              --------    --------

Income before income taxes . . . . . . . . . . . . . . . . . . . . . . . .       2,895       8,946

Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,181       3,588
                                                                              --------    --------

Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,714       5,358

   Preferred stock dividends . . . . . . . . . . . . . . . . . . . . . . .       5,953       5,953
                                                                              --------    --------

   Net loss applicable to common stockholders  . . . . . . . . . . . . . .    $ (4,239)   $   (595)
                                                                              ========    ========

   Net loss per share of common stock  . . . . . . . . . . . . . . . . . .    $  (0.06)   $  (0.01)
                                                                              ========    ========

   Average number of common shares outstanding . . . . . . . . . . . . . .      74,497      74,495
                                                                              ========    ========

                See notes to consolidated financial statements.

                       CATELLUS DEVELOPMENT CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)


                                                                                             Three months ended
                                                                                                  March 31,
                                                                                            --------------------
                                                                                              1996        1995
                                                                                            --------    --------
                                                                                                 (Unaudited)
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,714    $  5,358
   Non-cash items included in net income:
      Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,672       7,053
      Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,175       3,276
      Amortization of deferred loan fees and other costs . .  . . . . . . . . . . . . . .        788         642
      Equity in earnings of joint ventures  . . . . . . . . . . . . . . . . . . . . . . .     (1,390)     (1,943)
      Cost of land sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,165         530
      Other--net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,588       1,082
   Changes in operating assets and liabilities. . . . . . . . . . . . . . . . . . . . . .        162      (1,637)
                                                                                            --------    --------
Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . . . . .     13,874      14,361
                                                                                            --------    --------
Cash flows from investing activities:
   Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (7,056)    (13,332)
   Distributions from/contributions to joint ventures, net  . . . . . . . . . . . . . . .        -         1,463
   Reduction in short-term investments and
      restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -        25,271
                                                                                            --------    --------
Net cash (used for) provided by investing activities . . . . . . . . . . . . . . . . . . .    (7,056)     13,402
                                                                                            --------    --------
Cash flows from financing activities:
   Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,894       1,603
   Repayment of borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (8,943)     (2,293)
   Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (5,953)     (5,953)
   Proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . .       15         -
                                                                                            --------    --------
Net cash used for financing activities . . . . . . . . . . . . . . . . . . . . . . . . . .   (10,987)     (6,643)
                                                                                            --------    --------

Net (decrease) increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . .    (4,169)     21,120
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . . . . .    27,743      16,920
                                                                                            --------    --------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . . . . .  $ 23,574    $ 38,040
                                                                                            ========    ========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (net of amount capitalized) . . . . . . . . . . . . . . . . . . . . . . . .  $ 10,101    $  5,744
      Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    225    $    -

                See notes to consolidated financial statements.

                       CATELLUS DEVELOPMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996



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

NOTE 2.   INTERIM FINANCIAL DATA

          The accompanying consolidated financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the interim periods.

NOTE 3.   EARNINGS PER SHARE

          Net income (loss) per share of common stock is computed by dividing net income (loss), after reduction for preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share amounts have not been presented because assumed conversion of the Series A and Series B preferred stock would be anti-dilutive for all relevant periods. Prior year shares outstanding have been adjusted for the acquisition discussed at Note 4.

NOTE 4.   ACQUISITION

          In March 1996, the Company acquired The Akins Companies (Akins), a residential real estate company involved in home building, community development and project management services, primarily in Southern California. Akins was acquired in exchange for 1,528,421 shares of the Company's common stock in a transaction that qualifies for the pooling of interest method of accounting. However, prior year financial statements have not been restated because Akins is not material to the financial position, results of operations or cash flows of the Company.

NOTE 5.   MORTGAGE AND OTHER DEBT

          Mortgage and other debt at March 31, 1996 and December 31, 1995 is summarized as follows (in thousands):

                                                       March 31,    December 31,
                                                         1996          1995
                                                     ------------   ------------
First mortgage loan - Prudential                        $265,277      $267,260
First mortgage loans                                      70,455        70,770
Intermediate term loans - secured                         71,800        71,800
Construction loans - secured                              50,528        52,851
Assessment district bonds                                 23,146        23,283
Term loan - unsecured                                      7,000         7,000
Other loans                                                2,925         3,216
                                                        --------      --------
     Total mortgage and other debt                      $491,131      $496,180
                                                        ========      ========

Due in one year                                         $ 82,727      $ 85,094
                                                        ========      ========

          Interest costs relating to mortgage and other debt for the three months ended March 31, 1996 and 1995 are summarized as follows (in thousands):

                                                         Three months ended
                                                             March 31,
                                                     --------------------------
                                                         1996          1995
                                                     ------------   -----------
Gross interest incurred                                 $11,204        $12,214
Interest capitalized                                       (265)        (5,761)
Interest income                                            (409)        (1,312)
                                                        -------       --------
     Interest expensed                                  $10,530        $ 5,141
                                                        =======        =======


NOTE 6.   PROPERTIES

          Net book value by property type at March 31, 1996 and December 31, 1995 consisted of the following (in thousands):

                                                       March 31,    December 31,
                                                         1996          1995
                                                      ----------    -----------
Income producing properties:
     Industrial buildings                             $  276,191     $  279,838
     Office buildings                                    112,022        113,095
     Retail buildings                                     83,740         84,595
     Land development                                    318,667        317,727
     Land leases                                          10,063         10,069
                                                      ----------    -----------
                                                         800,683        805,324
                                                      ----------    -----------
Land holdings:
     Developable properties                              155,587        150,339
     Natural resources                                     1,786          1,788
     Properties held for sale                             82,342         84,232
                                                      ----------    -----------
                                                         239,715        236,359
                                                      ----------    -----------

Other (including proportionate share of joint
     venture's net deficits of $37,540 and $41,066)      (29,947)       (34,232)
                                                      ----------    -----------
                                                      $1,010,451    $ 1,007,451
                                                      ==========    ===========

NOTE 7.   INCOME TAXES

          The Company's effective tax rate for the three months ended March 31, 1996 was 40.8%, a 0.7% increase over the Company's 40.1% rate for fiscal 1995 due to the effect of state income taxes.

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

          Costs of environmental remediation incurred in connection with operating properties and properties previously sold are expensed. At March 31, 1996, management estimates that future costs for remediation of identified or suspected environmental contamination which will be treated as an expense will be approximately $13.9 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next ten years. Management also estimates that similar costs relating to the Company's properties to be developed or sold may range from $18.3 million to $61.9 million. These amounts will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years, or will be deferred and charged to cost of sales when the properties are sold. These estimates were developed based on extensive reviews which took place over several years based upon then prevailing law and identified site conditions. Because of the breadth of its portfolio, the Company is unable to review extensively each property on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies and the availability of other parties to pay some or all of such costs.

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

The Company's short term financial goal is to eliminate the cash flow deficits resulting from interest and preferred stock dividends exceeding operating cash flow by the fourth quarter of 1996. To do this, the Company has taken the following steps:

 .    In October 1995, the Company began the process of substantially increasing its asset sales activity, with the primary focus on its non-strategic land assets. Sale proceeds will be applied to a combination of debt reduction, in order to reduce interest costs, and reinvestment in activities that could generate increased operating earnings. Sales totaling $6.2 million closed in the first quarter of 1996 and the Company has now sold $53.3 million of non-strategic land in the six months following the announcement of its goal. The Company expects to attain its goal to sell $100 million of non-strategic land assets over a 15-month period ending December 31, 1996.

 .    During the first quarter of 1996, the Company reduced its total debt by a net $5 million. This net reduction represents the difference between $8.9 million of principal reductions on existing borrowings and $3.9 million of new borrowings which funded the construction of pre-leased industrial buildings. It is expected that the debt service on the new borrowings will be covered by the cash flow from the completed buildings; therefore, the Company's future operations should be improved by the interest savings on the $8.9 million of principal reductions.

 .    The Company continues to place a greater emphasis on increasing its development and fee development businesses. During the first quarter of 1996, the Company commenced construction on approximately 345,000 square feet of new development, and signed leases for new development totaling 300,000 square feet for which construction will commence in the second quarter of 1996. The Company has established a goal of three million square feet of construction starts and/or signed leases for new industrial space by December 31, 1996. In March 1996, the Company acquired The Akins Companies to better position itself to pursue existing residential development opportunities on certain of its land holdings, as well as to pursue fee development opportunities on land not currently owned by the Company.

 .    The Company also continues to place a greater emphasis on increasing its third party management business. In January 1996, the Company announced a five-year contract to manage the non-railroad real estate assets for the Burlington Northern Santa Fe Corporation.

 .    The Company has an ongoing strategy to undertake a review of its major land development projects with the goal of increasing profitability, minimizing up front capital requirements and shortening the time required to develop the properties. As a result of this review, the decision was made to modify certain of the entitlements, abandon others and sell one property that management believed could not be developed in a reasonable time frame. It is management's expectation that these decisions will both accelerate the time frame in which the projects will be developed and minimize the up front cash requirements associated with development.

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


                                                                 March 31,
                                                          -----------------------
                                                            1996          1995
                                                          --------       --------
                                                                (Unaudited)
Operating income before depreciation
   Rental revenues                                        $ 29,272       $ 26,898
   Property operating costs                                (11,285)        (8,892)
   Equity in earnings of joint ventures                      1,390          1,943
   Management and development fee income                       403            407
   General and administrative expense                       (2,060)        (3,869)
   Gain on sale of development properties                      -              -
                                                          --------       --------
                                                            17,720         16,487
                                                          --------       --------
Fixed charges - interest and dividends
   Total interest costs, net of interest income            (10,795)       (10,902)
   Preferred dividends                                      (5,953)        (5,953)
   Add back non-cash components of interest expense            816            708
                                                          --------       --------
                                                           (15,932)       (16,147)
                                                          --------       --------
Leasing costs
   Depreciation on tenant improvements                      (1,854)        (1,870)
   Amortization of lease commissions                          (635)          (646)
                                                          --------       --------
                                                            (2,489)        (2,516)
                                                          --------       --------
Difference between earnings and net cash
   distributions from joint ventures                        (1,390)          (480)
                                                          --------       --------

Operating deficit after adjustment for fixed charges,
   leasing costs and joint venture cash flow              $ (2,091)      $ (2,656)
                                                          ========       ========

Comparison of three months ended March 31, 1996 and 1995

          The Company had first quarter 1996 operating income before depreciation of $17.7 million compared to $16.5 million for the first quarter of 1995. This improvement resulted primarily from increased rental revenue and lower general and administrative expense, partially offset by higher property operating costs.

          The more significant changes in rental revenue and property operating costs are summarized below ( in millions):

                                                                Change
                                                        -----------------------
                                                         Rental       Operating
                                                        revenue         costs
                                                        --------      ---------
Industrial buildings                                     $ 0.6          $ 0.6
Retail buildings                                           0.5            0.4
Office buildings                                          (0.3)           0.3
Other income producing properties                          1.8            1.2
Land holdings                                             (0.2)          (0.1)
                                                         -----          -----
     Total change                                        $ 2.4          $ 2.4
                                                         =====          =====

          The increase in revenue for industrial buildings was due to new buildings completed in 1995 partially offset by lower rental rates on certain lease rollovers. Operating costs for the industrial portfolio increased due to higher maintenance and repairs. The increase in revenue and costs for retail buildings was primarily due to the fact that the East Baybridge shopping center, completed in late 1994, was more fully leased in the first quarter of 1996 than in the first quarter of 1995. Rental revenue for the Company's office portfolio decreased primarily due to the expiration of an above market lease in one building. In addition, the Company's operating costs for its office portfolio increased $.3 million due to increased property taxes primarily resulting from the reassessment of a building.

          The increase in revenue and costs from other income producing properties resulted in a large part from the Company's December 31, 1995 announcement that it would discontinue the practice of capitalizing revenue and operating costs (as well as interest expense) for Mission Bay and certain other properties because the related entitlements are not complete and development has not commenced.

          The Company recognized $1.4 million in income from its joint ventures in the first quarter of 1996, however, no cash distributions related to this income were received during the quarter. It is expected that the primary joint venture which generates income will be making a cash distribution in the second quarter of 1996, pending the completion of a refinancing transaction. Joint venture earnings decreased $.6 million from the first quarter of 1995. The decrease consists principally of lower operating results from a hotel joint venture due to a decrease in occupancy.

          During 1995, the Company experienced significant staff reductions and realignment of responsibilities. In connection with these changes, the Company refined its overhead allocation to more closely align certain common costs with the underlying activity. This had the result of increasing property operating costs and reducing general and administrative expense in 1996 when compared to 1995.

          Interest expense increased $4.5 million primarily as a result of discontinuing the practice of capitalizing interest on Mission Bay and certain other properties as described above. During the first quarter of 1995, the Company capitalized $5.8 million of interest compared to $.3 million in the first quarter of 1996. However, total interest incurred was $1 million lower in the first quarter of 1996 compared to the same period in 1995 due to net debt reduction in the first quarter of 1996 and in 1995.

          The Company completed sales of non-strategic land assets totaling $6.2 million in the first quarter of 1996. The Company has now sold $53.3 million of non-strategic land during the six months following the announcement of its goal to sell $100 million of non-strategic land assets by December 31, 1996. In addition, at the end of the first quarter of 1996 the Company had contracts outstanding for the sale of an additional $30.4 million of non-strategic land assets and $21.1 million of other assets.

LIQUIDITY AND FINANCIAL RESOURCES

Cash flow from operating activities

          Cash provided by operating activities reflected in the statement of cash flows in the first three months of 1996 and 1995 was $13.9 million and $14.4 million. The decrease in 1996 is primarily attributable to the increase in interest expense partially offset by higher cash generated from land sales and lower general and administrative costs.

          Cash paid for interest, net of amount capitalized, increased from $5.7 million for the three month period in 1995 to $10.1 million for 1996. This resulted from the discontinuance of capitalizing interest on Mission Bay and certain other projects as described above. Cash generated from sales of land was $5.4 million and $1.2 million in the first three months of 1996 and 1995.

Cash flow from investing activities

          Net cash flow from investing activities reflected in the statement of cash flows decreased $20.5 million from 1995 to 1996. The decrease in 1996 is primarily attributable to a decrease in capital expenditures of $6.3 million and the fact that 1995 includes conversion of short-term commercial paper and government securities into cash and cash equivalents of $25.3 million. Capital expenditures totaling $7.1 million and $13.3 million in the first three months of 1996 and 1995 include capitalized interest and property taxes totaling $.3 million and $6.4 million. As of March 31, 1996, the Company has 985,000 square feet of new development under construction and 300,000 square feet under contract, but not yet started.

Cash flow from financing activities

          Net cash used by financing activities reflected in the statement of cash flows for the first three months of 1996 was $11 million compared to $6.6 million for the 1995 period. This net increase of $4.4 million is the result of principal reductions on existing borrowings above the recurring amortization repayments in accordance with the corporate goal of reducing debt, offset by borrowings attributable to increased development activity.

          At March 31, 1996, the Company had total outstanding debt of $491.1 million, of which 72% was non-recourse to the Company and secured by the underlying property, 26% was recourse to the Company and also secured by underlying property, and 2% was unsecured. During the next twelve months, $82.7 million of debt matures which consists of construction financing, term loans or first mortgage loans, which are expected to be extended, refinanced and converted into permanent loans or repaid.

Cash balances and available borrowings

          At March 31, 1996, cash and cash equivalents totaled $23.6 million. In addition, the Company had available $82.5 million under its construction facilities, $.5 million under its secured term loan facilities, and $48 million under its unsecured revolving facility.

ENVIRONMENTAL MATTERS

          Many of the Company's properties are in urban and industrial areas and may have been leased to commercial and industrial tenants who may have discharged hazardous materials. The Company incurs on-going environmental remediation costs, including clean-up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean-up, litigation defense and the pursuit of responsible third parties. Costs incurred in connection with operating properties and properties previously sold are expensed. At March 31, 1996, management has provided a reserve of $13.9 million for such costs. These costs are expected to be incurred over an estimated ten-year period, with a substantial portion incurred over the next five years.

          Costs incurred for properties to be sold are deferred and will be charged to cost of sales when the properties are sold. Costs relating to undeveloped properties are capitalized as part of development costs. At March 31, 1996, the Company's estimate of its potential liability for identified environmental costs relating to properties to be developed or sold ranged from $18 million to $62 million. These costs generally will be capitalized as they are incurred, over the course of the estimated development period of approximately 20 years. Environmental costs capitalized for the first three months of 1996 and 1995 totaled $.3 million and $.4 million.

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

RISK FACTORS

          This Quarterly Report on Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. All forward looking statements involve risks and uncertainties. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. Factors that most typically impact the Company's operating results include (i) changes in general economic conditions in regions in which the Company's projects are located, (ii) the availability and cost of capital and project financing, (iii) the receipt of government approvals and entitlements for development projects, (iv) land and building material costs, (v) supply and demand for office, industrial and residential space, (vi) competition from other property managers, (vii) liability for environmental remediation at the Company's properties, (viii) ability to sell non-strategic land assets, and (ix) ability to increase development fees. For discussions identifying other important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, see the Company's Securities and Exchange Commission filings; "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q, and the Company's Form 10-K for the year ended December 31, 1995, and Note 8 to the Consolidated Financial Statements included in Form 10-Q and Note 14 to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1995.

ADDITIONAL INFORMATION

          The Company believes that the following additional information is helpful in understanding its property operations, development and sales activities.


                                                         As of or for the three months ended
                                                                      March 31,
                                                                --------------------
                                                                  1996        1995
                                                                --------    --------
   Net operating income by Property Type (in thousands)
   ----------------------------------------------------
   Income producing properties
      Industrial buildings                                      $ 10,237    $ 10,243
      Office buildings                                             4,349       4,933
      Retail buildings                                             2,091       2,053
      Land development                                               794         341
      Ground leases                                                1,575       1,380
                                                                --------    --------
                                                                  19,046      18,950
                                                                --------    --------
   Land holding costs
      Developable properties                                        (419)        (70)
      Natural resources                                             (186)       (283)
      Properties held for sale                                      (454)       (591)
                                                                --------    --------
                                                                  (1,059)       (944)
                                                                --------    --------
   Total                                                        $ 17,987    $ 18,006
                                                                ========    ========
   Building owned and leasing statistics
   -------------------------------------
   (at quarter-end)
   ----------------
   (square feet in thousands)

   Industrial buildings
      Square feet owned                                           11,424      10,985
      Square feet leased                                          11,158      10,306
      Percent leased                                                97.7%       93.8%
   Office buildings
      Square feet owned                                            1,682       1,687
      Square feet leased                                           1,519       1,546
      Percent leased                                                90.3%       91.6%
   Retail buildings
      Square feet owned                                              928         840
      Square feet leased                                             865         837
      Percent leased                                                93.2%       99.6%
   Land development*
      Square feet owned                                            1,240         100
      Square feet leased                                           1,133         100
      Percent leased                                                91.4%        8.1%
   Total
      Square feet owned                                           15,274      13,612
      Square feet leased                                          14,675      12,789
      Percent leased                                                96.1%       94.0%

*Increase due to inclusion of Mission Bay which was previously excluded due to capitalization of revenue and expenses.

                                                         As of or for the three months ended
                                                                      March 31,
                                                                --------------------
                                                                  1996        1995
                                                                --------    --------
Additional Information (continued)
Development (square feet in thousands)
   Construction and completion
      Under construction, beginning of period                    640,028      337,136
      Construction starts                                        345,397      267,718
      Completion                                                    -            -
                                                                 -------      -------
      Under construction, end of period                          985,425      604,854
                                                                 =======      =======
   Development under contract, not started                       302,000         -
                                                                 =======      =======
Sales (in thousands)
   Closed sales
      Non-strategic land                                        $  6,220     $  8,215
      Development properties                                        -            -
      Buildings                                                     -            -
      Ground leases                                                 -            -
                                                                --------     --------
      Total                                                     $  6,220     $  8,215
                                                                ========     ========
                                                               March 31,   December 31,
   Backlog - sales under contract                                1996          1995
                                                               ---------   ------------
      Non-strategic land                                        $ 30,376     $ 23,585
      Developed properties                                        13,600       13,600
      Ground leases                                                7,500        7,500
                                                                --------     --------
      Total                                                     $ 51,476     $ 44,685
                                                                ========     ========
Interest cost (in thousands)
   Gross interest incurred                                      $ 11,204     $ 12,214
   Interest capitalized to construction                             (265)      (5,761)
   Interest income                                                  (409)      (1,312)
                                                                --------     --------
   Total expensed                                               $ 10,530     $  5,141
                                                                ========     ========

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



                       CATELLUS DEVELOPMENT CORPORATION



Date  May 14, 1996                      By  /s/ Stephen P. Wallace
     ----------------------                -----------------------------
                                           Stephen P. Wallace
                                           Senior Vice President and
                                            Chief Financial Officer



Date  May 14, 1996                      By  /s/ Paul A. Lockie
     ----------------------                -----------------------------
                                           Paul A. Lockie
                                           Vice President and Controller

                       CATELLUS DEVELOPMENT CORPORATION



                                 EXHIBIT INDEX



     Exhibit No.                                    Description
     -----------                                    -----------

         27                                Financial Data Schedule
                                           (Article 5 of Regulation S-X)