Form 10-K/A
period 1995-12-31
CATELLUS DEVELOPMENT CORP
filed 1996-08-02
CIK 865937

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------


                                  FORM 10-K/A



                                AMENDMENT NO. 1


                                       TO

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


                               201 MISSION STREET
                            SAN FRANCISCO, CALIFORNIA 94105
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (415) 974-4500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                     ON WHICH REGISTERED
- ---------------------------------------    ---------------------------------
Common Stock, $.01 par value per share     New York, Pacific, Chicago Stock
                                                       Exchanges
 $3.75 Series A Cumulative Convertible          New York Stock Exchange
            Preferred Stock

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes  _   No X

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

COMPANY STRATEGIES -- OVERVIEW

     During late 1994 and continuing in 1995, the Company undertook a comprehensive review of its operations and activities with the primary goals being to increase cash flow and return on stockholders' equity. In particular, the Company focused its efforts on reducing costs, selling non-strategic land assets, reducing debt, increasing development activity, increasing third party fee management revenue and minimizing the development costs and time frames for its major development projects. The Company has taken the following specific actions:

     - In November 1994, the Company implemented significant staff reductions to reduce costs and reorganized to focus on increasing operating earnings. These reductions, when combined with other cost-reduction measures, resulted in annual cost savings for 1995 of approximately $10.1 million. General and administrative costs declined by $3.7 million; overhead associated with operating the portfolio declined by $3.4 million and overhead associated with selling properties declined by $1.5 million. In addition, the Company has benefited by a $1.5 million reduction in overhead costs associated with the Company's development activities.

     - In October 1995, the Company began the process of substantially increasing its asset sales activity, with the primary focus on its non-strategic land assets. Sales proceeds will be applied to a combination of debt reduction, in order to reduce interest costs, and reinvestment in activities that could generate increased operating earnings. The Company's goal is to sell $100 million of non-strategic land assets over a 15-month period ending December 31, 1996. Sales totaling $47.1 million closed in the fourth quarter of 1995.

     - During 1995, the Company reduced its total debt by a net $34.5 million. This net reduction represents the difference between $68.5 million of principal reductions on existing borrowings and $34 million of new borrowings which funded the development of pre-leased industrial and retail buildings. It is expected that the debt service on the new borrowings will be covered by the cash flow from the completed buildings; therefore, the Company's future operations should be improved by the interest savings on the $68.5 million of principal reductions.

     - During 1995 and continuing into 1996, the Company has placed a greater emphasis on increasing its development and fee development businesses. During 1995, the Company commenced construction on 910,000 square feet of new development, compared to 381,000 in 1994. In addition, at December 31,

       1995, the Company had signed leases for new development totalling 648,000 square feet for which construction will commence in 1996. In March 1996, the Company acquired The Akins Companies to better position itself to pursue existing residential development opportunities on certain of its land holdings, as well as to pursue fee development opportunities on land not currently owned by the Company.

     - During 1995 and continuing into 1996, the Company has also placed a greater emphasis on increasing its third party management business. In January 1996, the Company announced a new five-year contract to manage the non railroad real estate assets for the Burlington Northern Santa Fe Corporation.

     - Beginning in 1994 and continuing throughout 1995, the Company undertook a review of its major land development projects with the goal of increasing profitability, minimizing up front capital requirements and shortening the time required to develop the properties. As a result of this review, the decision was made to modify certain of the entitlements, abandon others and sell one property that management believed could not be developed in a reasonable time frame. It is management's expectation that these decisions will both accelerate the time frame in which the projects will be developed and minimize the up front cash requirements associated with development.

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

PORTFOLIO SUMMARY


     The following tables provide information on the Company's income producing assets, land assets and joint venture investments. In addition, supplemental current value information is provided for the Company's land assets and joint venture investments. Current and net book value information is provided in recognition of the significance of the Company's land assets in relation to its total assets and the lack of traditional cash flow or earnings measures available to evaluate the land portfolio. Current value does not represent the net realizable value of the Company's portfolio as a whole, nor does it contemplate liquidation or a distressed sale of the Company's assets. Current value accounting continues to represent an experimental approach; authoritative criteria have not been established for its preparation and presentation. The Company engaged Landauer Associates to provide a concurring appraisers report on its estimate of values, which is included in an exhibit to this 10-K.


                          PORTFOLIO BY ASSET CATEGORY


INCOME PRODUCING PROPERTIES

                                               AS OF DECEMBER 31, 1995                     PROPERTY
                                     --------------------------------------------     OPERATING INCOME(1)
                                             NUMBER OF BUILDINGS       SQUARE         -------------------
                                     ACRES        OR LEASES             FEET           1995        1994
                                     -----   -------------------   --------------     -------     -------
                                                                   (IN THOUSANDS)       (IN THOUSANDS)
INDUSTRIAL
Buildings and associated land......    606           163               11,424         $39,704     $38,813
Land leases........................  5,239            17                   --           1,746       1,743

RETAIL
Buildings and associated land......     76            29                  957           8,423       5,024
Land leases........................     53            16                   --           1,721       2,018

OFFICE
Buildings and associated land......     76            32                1,687          16,483      18,399
Land leases........................    106            21                   --           2,707       2,616
                                     -----           ---               ------         -------     -------
          Total....................  6,156           278               14,068         $70,784     $68,613
                                     =====           ===               ======         =======     =======


JOINT VENTURES


                                         CATELLUS SHARE OF CURRENT
                                                  VALUE(3)                 CATELLUS NET BOOK VALUE
                                        ----------------------------       -----------------------
                                        12/31/95         12/31/94(2)       12/31/95       12/31/94
                                        --------         -----------       --------       --------
                                               (IN THOUSANDS)                  (IN THOUSANDS)
Hotels................................  $ 77,276           $65,430         $ (4,037)      $ (2,985)
Land..................................    26,157            17,760            7,108          7,688
Other.................................       850             3,165          (44,137)       (45,020)
                                        --------           -------         --------       --------
          Total.......................  $104,283           $86,355         $(41,066)      $(40,317)
                                        ========           =======         ========       ========

LAND DEVELOPMENT AND LAND HOLDINGS



                                                      CURRENT VALUE(3)            NET BOOK VALUE
                                                  ------------------------     ---------------------
                                       ACRES      12/31/95     12/31/94(2)     12/31/95     12/31/94
                                      -------     --------     -----------     --------     --------
                                                       (IN THOUSANDS)             (IN THOUSANDS)
Major mixed-use projects............    1,156     $310,040      $ 305,205      $317,727     $377,506
Industrial development..............    1,671      125,121        134,674        76,170       73,643
Retail and office development and
  other land........................    6,086      145,151        159,051        59,646       59,141
Residential development.............      550       45,986         48,847        14,522       12,960
Natural resource land...............  833,844      176,892        165,123         1,788        8,658
Held for sale.......................   11,863      131,211        137,243        84,233       92,048
                                      -------     --------       --------      --------     --------
          Total.....................  855,170     $934,401      $ 950,143      $554,086     $623,956
                                      =======     ========       ========      ========     ========



                                                        PROPERTY(1)
                                                      OPERATING INCOME
                                                  ------------------------
                                                    1995          1994
                                                  --------     -----------
                                                       (IN THOUSANDS)
Major mixed-use projects............              $  1,576      $     963
Industrial development..............                (1,111)        (1,350)
Retail and office development
  and other land....................                   393            656
Residential development.............                  (197)          (140)
Natural resource land...............                  (936)        (1,463)
Held for sale.......................                (2,017)        (2,596)
                                                  --------       --------
          Total.....................              $ (2,292)     $  (3,930)
                                                  ========       ========


- ---------------


Notes:



(1) Property operating income represents rental revenue less property operating costs.


(2) Current value at December 31, 1994 represents the value of those assets still owned at December 31, 1995.


(3) The Company estimates the current value of its land assets at each year end primarily using the direct sales comparison method. However, in cases where relevant comparable sales data is not available, current value is estimated using the residual land analysis method. Under the direct sales comparison approach, recent sales of similar properties are used as a basis for estimated current value. Current value estimates for large contiguous parcels include a discount to reflect current market absorption rates for undeveloped land. Under the residual land analysis approach, current value is derived based on anticipated future cash flows associated with the Company's intended development plan. Infrastructure costs, development costs (including costs to remediate known environmental contamination), operating cash flow and residual sales amounts are projected over an assumed period of development and operation. These amounts are discounted to the balance sheet date using a discount rate the Company believes is appropriate given the level of project risk. Current values for investments in joint ventures represent the Company's proportionate equity in the underlying net assets of the ventures. The current values of assets and liabilities of joint ventures were based on methods and assumptions similar to those used to estimate the current values of similar assets and liabilities of the Company. Current values calculated using the above methods are adjusted to reflect the estimated costs to remediate known environmental contamination.

     The following summarizes leasing statistics for the Company's operating properties (square feet in thousands).

                                                                 DECEMBER 31,
                                                        -------------------------------
                                                         1995        1994        1993
                                                        -------     -------     -------
        Industrial buildings
          Square feet owned...........................   11,424      10,985      10,809
          Square feet leased..........................   10,945      10,432      10,389
          Percent leased..............................     95.8%       95.0%       96.1%
        Office buildings
          Square feet owned...........................    1,687       1,687       1,806
          Square feet leased..........................    1,553       1,618       1,654
          Percent leased..............................     92.1%       95.9%       91.6%
        Retail buildings
          Square feet owned...........................      957         837         652
          Square feet leased..........................      883         777         540
          Percent leased..............................     92.3%       92.8%       82.8%
        Land development
          Square feet owned...........................      100         100         100
          Square feet leased..........................      100         100         100
          Percent leased..............................    100.0%      100.0%      100.0%
        Total *
          Square feet owned...........................   14,168      13,609      13,367
          Square feet leased..........................   13,481      12,927      12,683
          Percent leased..............................     95.1%       95.0%       94.9%

- ---------------

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


     Property Operating Income -- Property operating income for the industrial portfolio increased from $40.6 million in 1994 to $41.5 million in 1995. This increase resulted primarily from the addition of new industrial buildings. The decrease in 1994 compared to 1993 was due to the sale of 1.1 million square feet of properties near the end of 1993 and in 1994. The following table summarizes property operating income for the industrial portfolio (in thousands):


                                                          1995        1994        1993
                                                        --------    --------    --------
        Industrial buildings........................    $ 39,704    $ 38,813    $ 38,890
        Industrial land leases......................       1,746       1,743       2,227
                                                         -------     -------     -------
                                                        $ 41,450    $ 40,556    $ 41,117
                                                         =======     =======     =======

     Location -- The following table summarizes the Company's industrial buildings by region as of December 31, 1995.


                                                              NUMBER OF
                                                              BUILDINGS      SQUARE FEET
                                                              ---------     -------------
                                                                            (IN THOUSANDS)
        Metro Chicago.....................................         4               791
        Dallas............................................         5               555
        Phoenix...........................................         6               685
        Southern California...............................       117             7,088
        Northern California...............................        17             1,360
        Other.............................................        14               945
                                                                 ---            ------
                  Total...................................       163            11,424
                                                                 ===            ======


     Lease Expirations -- The following table summarizes the lease expirations in the industrial portfolio as of December 31, 1995.


                                      1996    1997   1998   1999    2000    2001   2002  2003  THEREAFTER
                                     ------  ------  ----  ------  ------  ------  ----  ----  ----------
          Percent..................   20%     13%     8%     9%     11%     11%     3%    3%      22%
          Square feet (in
            thousands).............  2,164   1,426   840   1,002   1,207   1,258   310   277     2,461

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


     Property Operating Income -- Property operating income for the Company's retail building portfolio rose from $5.0 million in 1994 to $8.4 million in 1995, due to the East Baybridge Center in Emeryville, California. The following table summarizes property operating income for the retail portfolio (in thousands):


                                                           1995        1994       1993
                                                          -------     ------     ------
        Retail buildings................................  $ 8,423     $5,024     $4,450
        Retail land leases..............................    1,721      2,019      2,037
                                                          -------     ------     ------
                                                          $10,144     $7,043     $6,487
                                                          =======     ======     ======

     Location -- The following table summarizes the Company's retail buildings by region as of December 31, 1995.


                                                                              SQUARE FEET
                                                            NUMBER OF       ---------------
                                                            BUILDINGS
                                                            ---------       (IN THOUSANDS)
        Southern California...............................      13                358
        Northern California...............................       9                461
        Colorado..........................................       5                100
        Oregon............................................       2                 38
                                                                --
                                                                                  ---
                  Totals..................................      29                957
                                                                ==                ===

     Lease expirations -- The following table summarizes the lease expirations in the retail portfolio as of December 31, 1995.

                                   1996    1997    1998    1999    2000    2001    2002    2003    THEREAFTER
                                   ----    ----    ----    ----    ----    ----    ----    ----    ----------
Percent..........................   18 %     6%      5%      8%      8%      1%      0%      4%         50%
Square feet (in thousands).......  160      50      46      69      69      11       0      35         443

     Development -- The following table summarizes the Company's retail development completed during the past three years.

                                                            1995        1994       1993
                                                           -------     -------     ----
        Completed projects (square feet).................  117,000     269,310      --

OFFICE INCOME PRODUCING PROPERTIES

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


     Property Operating Income -- The Company experienced a decline in property operating income from office buildings in 1995. This decline is related primarily to the Railway Exchange Building in Chicago, Illinois. An increase in property taxes in Chicago and the replacement of a major tenant with lower rent tenants caused the building to contribute less to office property operating income than in previous years. The following table summarizes property operating income for the office portfolio (in thousands):


                                                         1995        1994        1993
                                                        -------     -------     -------
        Office buildings..............................  $16,483     $18,399     $17,407
        Office land leases............................    2,707       2,616       2,717
                                                        -------     -------     -------
                                                        $19,190     $21,015     $20,124
                                                        =======     =======     =======

     Location -- The following table summarizes the Company's office property by region as of December 31, 1995.

                                                                             SQUARE FEET
                                                            NUMBER OF       --------------
                                                            BUILDINGS
                                                            ---------       (IN THOUSANDS)
        Southern California...............................      13                 578
        Northern California...............................      10                 521
        Metro Chicago.....................................       2                 473
        Other.............................................       7                 115
                                                                --
                                                                                ------
                  Totals..................................      32               1,687
                                                            ========        ===========

     Lease expirations -- The following table summarizes the lease expirations in the office portfolio as of December 31, 1995.

                                    1996    1997    1998    1999    2000    2001    2002    2003   THEREAFTER
                                    ----    ----    ----    ----    ----    ----    ----    ----   ----------
Percent...........................   25 %    27 %     7 %     7 %     5%     10 %     8 %     3%         8%
Square feet (in thousands)........  381     416     115     103      79     161     130      45        123

LAND DEVELOPMENT -- MIXED USE PROJECTS

     The Company's land portfolio includes four major mixed use development sites consisting of 1,156 acres which had a current value of $310 million at December 31, 1995. An additional site located in Santa Fe, New Mexico was sold to the City of Santa Fe in 1995.


     Mission Bay, San Francisco, CA. The Company owns 169.4 acres of property in San Francisco which is part of a 313-acre mixed-use development known as Mission Bay. The balance of the property is primarily owned by various public entities. The Catellus-owned property was the subject of a 1991 Development Agreement between the Company and the City and County of San Francisco that was recently terminated. It is subject to easements or other encumbrances in favor of public utilities or public entities, leases, exchange agreements between the Company and the various public entities and specific plan and zoning requirements regarding further development. This project is not currently security for borrowings of the Company.



     As of December 31, 1995, approximately one million square feet of industrial buildings were held for lease at Mission Bay and these buildings were approximately 91% occupied. Rental revenue from these buildings was $5.7 million during 1995, resulting in property operating income of $2.2 million. These operating assets represent interim uses of the property and are not expected to be part of any final project; through December 31, 1995 the related revenues and expenses were capitalized. After a thorough analysis of the 1991 Development Agreement in light of current and anticipated market conditions, management terminated the agreement and decided to seek a revised entitlement package. As a result of this decision, the Company took an $84.8 million charge against fourth quarter earnings. (See "Managements Discussion and Analysis of Financial Condition and Results of Operations," and Note 7 to the Consolidated Financial Statements).



     The revised plan for Mission Bay will include more housing and retail and less office space; a phased development approach which would include less upfront investment; and the use of tax increment financing, as provided by redevelopment law. It is difficult to estimate the cost of this development until entitlements have been obtained.


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

     Santa Fe Depot, San Diego, CA. The Company owns 17 acres on the waterfront in downtown San Diego, California. The site is currently entitled for a mixture of office, hotel, retail and housing development. Management is reevaluating the approved plan in light of current and projected market conditions.

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

     In 1995, the Company completed approximately 490,000 square feet of industrial construction. At December 31, 1995, Catellus had 642,000 square feet under construction and had signed leases for 648,000 square feet of new industrial development. This backlog will be enhanced during 1996 by the Company's efforts to obtain additional build-to-suit opportunities and limited speculative development, in order to take advantage of local market conditions.

     Property -- The following table summarizes selected industrial development properties, including some held for sale, at December 31, 1995:

                                                                           POTENTIAL
                                                                  SQUARE FEET OF ENTITLEMENTS
                          LOCATION                     ACRES             (IN MILLIONS)
        --------------------------------------------  -------     ---------------------------
        Phoenix, Arizona............................    214.3                  4.4
        Dallas, Texas
          Coppell...................................    215.8                  3.4
          Garland...................................    284.0                  4.5
        Chicago, Illinois
          International Centre......................    655.7                  9.6
          Romeoville................................    118.2                  1.4
        Northern California
          Fremont...................................     46.5                   .6
        Southern California
          Anaheim...................................     18.8                   .3
          City of Industry..........................     68.3                  1.0
          La Mirada.................................     40.8                   .6
          Ontario...................................    289.5                  4.5
          Rancho Cucamonga..........................     32.6                   .5
          Santa Ana.................................     32.6                   .5
          Santa Fe Springs..........................     12.5                   .2
          Vernon....................................     14.7                   .2
        Oklahoma City, Oklahoma.....................    281.7                  1.5
                                                      -------                 ----
             Total..................................  2,326.0                 33.2
                                                      =======                 ====

     Development -- The following table summarizes the Company's industrial development activities, in square feet, during the past three years.

                                                       1995         1994         1993
                                                     --------     --------     --------
        Under construction, beginning of period....   337,136      307,000      487,023
        Construction starts........................   792,818      381,136      363,420
        Completion.................................  (487,854)    (351,000)    (543,443)
                                                     ---------    ---------    ---------
        Under construction, end of period..........   642,100      337,136      307,000
                                                     =========    =========    =========

RESIDENTIAL DEVELOPMENT

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

     Property -- The following table summarizes the Company's residential properties, including those acquired as part of the Akins acquisition:

                                                                               POTENTIAL
                                   CITY                              ACRES     # OF UNITS
        -----------------------------------------------------------  -----     ----------
        Northern California
          Union City(1)............................................    108          600
          Tracy(1).................................................    680        1,800
          Stockton(1)..............................................    392        1,740
        Southern California
          Buena Park(1)............................................     70          350
          Oxnard(3)................................................     20          198
          Ridgemoor, Rowland Heights(2)............................    277          510
          Rancho San Pasquale, San Diego(2)........................    872          580
          Kentwood Collection, Westchester(3)......................     11           49
          Chino Hills(2)...........................................    278          350
          Ocean Ridge, Newport Beach(3)............................     11           30
                                                                     -----        -----
          Total....................................................  2,719        6,207
                                                                     =====        =====

- ---------------

Notes:

(1) Owned

(2) Managed

(3) Joint venture

JOINT VENTURES AND OTHER INVESTMENTS

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

            OPERATING PROPERTIES                           LOCATION                      TYPE
- ---------------------------------------------  ---------------------------------    ---------------
New Orleans Hilton...........................  New Orleans, Louisiana               Hotel
San Diego Embassy Suites.....................  San Diego, California                Hotel
Park del Amo.................................  Torrance, California                 Office
Seabridge Apartments.........................  San Diego, California                Residential
Pacific Design Center........................  West Hollywood, California           Furniture mart
Golden Gate Fields...........................  Albany, California                   Racetrack

                    LAND                                     TYPE
- ---------------------------------------------  ---------------------------------
Dallas, Texas................................  Industrial development
New Orleans, Louisiana.......................  Hotel development
La Mirada, California........................  Industrial development
Collinsville, California.....................  Dredge disposal
West Hollywood, California...................  Entertainment/retail development

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


DEBT SECURED BY PROPERTIES



     Of the Company's $496 million in outstanding debt at December 31, 1995, $414 million is secured by a majority of the Company's income producing properties and certain of its land under development. Approximately $338 million of the Company's debt secured by income producing properties has penalties if paid prior to maturity. Information regarding interest rates and principal maturities is provided in Note 4 to the consolidated financial statements.


REAL ESTATE SERVICES

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

                                                          1995        1994        1993
                                                        --------    --------    --------
        Non-strategic land
          Sales.....................................    $ 62,199    $ 32,298    $ 26,444
          Cost of sales.............................      29,410      22,024      15,993
                                                         -------     -------     -------
             Gain...................................    $ 32,789    $ 10,274    $ 10,451
                                                         =======     =======     =======
        Development properties
          Sales.....................................    $  3,224    $     --    $     --
          Cost of sales.............................       2,271          --          --
                                                         -------     -------     -------
             Gain...................................    $    953    $     --    $     --
                                                         =======     =======     =======
        Buildings
          Sales.....................................    $     --    $ 21,330    $ 30,157
          Cost of sales.............................          --      18,411      21,547
                                                         -------     -------     -------
             Gain...................................    $     --    $  2,919    $  8,610
                                                         =======     =======     =======
        Ground leases
          Sales.....................................    $     --    $    142    $ 15,968
          Cost of sales.............................          --          28       1,864
                                                         -------     -------     -------
             Gain...................................    $     --    $    114    $ 14,104
                                                         =======     =======     =======
        Total
          Sales.....................................    $ 65,423    $ 53,770    $ 72,569
          Cost of sales.............................      31,681      40,463      39,404
                                                         -------     -------     -------
             Gain...................................    $ 33,742    $ 13,307    $ 33,165
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

ENVIRONMENTAL MATTERS

     Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters." Such regulations can increase the cost of planning, designing, developing, managing and maintaining the Company's properties. The Company has expended and will continue to expend significant financial and managerial resources to comply with environmental regulations and local permitting requirements. While the Company or outside consultants have evaluated the environmental liabilities associated with most of the Company's properties, any evaluation necessarily is based upon then prevailing law and identified site conditions. In addition, many of the Company's properties are in the early stages of development and the environmental studies and investigations which have been performed are preliminary. It is possible that significant unknown costs and liabilities may arise in the future relating to these properties and that certain development projects may be significantly delayed, modified or cancelled as a result of associated remediation costs. In addition, other properties presently or formerly owned by the Company or its corporate predecessors have required or may require remediation. Although there can be no assurance, the Company does not believe that such costs will have a material adverse effect on its business, financial condition or results of operations.

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

RISK FACTORS


     It is the Company's belief that this Annual Report on Form 10-K may contain statements which, to the extent that they are not recitations of historical fact, may constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. All forward looking statements involve risks and uncertainties. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. Factors that most typically impact the Company's operating results include (i) changes in general economic conditions in regions in which the Company's projects are located, (ii) the availability and cost of capital and project financing, (iii) the receipt of government approvals and entitlements for development projects, (iv) land and building material costs, (v) supply and demand for office, industrial and residential space, (vi) competition from other property managers, (vii) liability for environmental remediation at the Company's properties, (viii) ability to sell non-strategic land assets, and (ix) ability to increase development fees. For discussions identifying other important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, see the Company's Securities and Exchange Commission filings, "Managements's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K and Note 15 to the Consolidated Financial Statements included in this Form 10-K.


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

ITEM 3. LEGAL PROCEEDINGS


     Catellus, its subsidiaries and other related companies are named defendants in several lawsuits arising from normal business activities, are named parties in certain governmental proceedings (including environmental actions) and are the subject of various environmental remediation orders of local governmental agencies arising in the ordinary course of its business. The matters described below may involve substantial claims for damages. While the outcome of these lawsuits or other proceedings against the Company and the cost of compliance with any governmental order cannot be predicted with certainty, management does not expect any of these matters to have a material adverse effect on the business, financial condition or liquidity of the Company.


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

     In 1992, plaintiffs also filed a related action regarding the same property, seeking similar relief on similar grounds from Kaiser: The City of Richmond, et al. v. Kaiser Aluminum & Chemical Corp., (United States District Court, Northern District of California). Again, all parties asserted indemnity claims against each other.

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

     The Atchison, Topeka & Santa Fe Railway Co. v. The Testate and Intestate Successors of Grace Richards, et al.(Superior Court of California, County of San Diego; filed May 1983) and Herbert Lincoln Hubbard, et al. v. The Atchison, Topeka & Santa Fe Railway Company, Santa Fe Land Improvement Company, et al. (Superior Court of California, County of San Diego; filed January 1988) are consolidated cases in which both the Company and the opposing litigants claim title to a 550 foot by 75 foot strip of property located on the Santa Fe Depot site in San Diego, CA. The opposing litigants also seek damages for alleged fraud, interference with prospective economic advantage, and inverse condemnation. The trial court ruled that the Company and some of the opposing litigants each own an undivided one-half fee interest in the property, subject to a perpetual railroad easement in favor of The Atchison, Topeka & Santa Fe Railway Company. The trial court also rejected all of the opposing litigants' damage claims.


     The Company appealed the portion of the trial court's judgment granting the opposing litigants a one-half undivided fee interest in the property and the opposing litigants appealed all other aspects of the judgment. In July, 1995 the California Court of Appeal ruled for the Company on every issue. Specifically, the Court of Appeals determined that the Company's predecessor-in-interest had acquired fee title to the property in the original condemnation proceeding (which occurred in 1886). This ruling eliminated the opposing litigants' claim that the Company's predecessor-in-interest had lost its right of way by abandonment or extinguishment and this had no interest left to convey to the Company. In July 1996, the California Supreme Court vacated this ruling and remanded the case to the Court of Appeal for reconsideration in light of a recent unrelated case decided by the California Supreme Court. Although an adverse ruling by the Court of Appeal could result in an impediment to development of property known as the Santa Fe Depot, the Company's management does not believe it would materially affect the development of this property.


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


EXECUTIVE OFFICERS OF THE COMPANY


     The following persons are the executive officers of Catellus.


                  NAME                      AGE                       POSITION
- ----------------------------------------    ----      ----------------------------------------
CORPORATE OFFICERS
Nelson C. Rising                              54      President and Chief Executive Officer
Stephen P. Wallace                            41      Senior Vice President and Chief
                                                      Financial Officer
Timothy J. Beaudin                            37      Senior Vice President Property
                                                      Operations
Maureen Sullivan                              41      Vice President Law, General Counsel and
                                                      Secretary
Paul A. Lockie                                36      Vice President and Controller



OPERATING OFFICERS WHO ARE CONSIDERED EXECUTIVE OFFICERS


Ted Antenucci                                 31      Vice President
David Friedman                                39      President Catellus Resources Group
Don Parker                                    51      Vice President Bay Area Development
Douglas B. Stimpson                           39      Vice President and Chief Financial
                                                      Officer Bay Area Development
Ira Yellin                                    55      Senior Vice President Southern
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

     Mr. Beaudin was elected Senior Vice President Property Operations in January 1996. Prior to this appointment, Mr. Beaudin served as Vice President Property Operations since February 1995. For more than five years prior to that, Mr. Beaudin served as Senior Vice President -- Managing Officer of the Financial Services Group at CB Commercial Real Estate Group, a national real estate brokerage firm.

     Ms. Sullivan was elected Vice President Law, General Counsel and Secretary in March 1990. For five years prior to that, Ms. Sullivan was a partner in the real estate department of the law firm of Brobeck, Phleger and Harrison.

     Mr. Lockie joined Catellus as Vice President and Controller in February 1996. Prior to joining Catellus, Mr. Lockie served as the Chief Financial Officer for Kimball Small Properties, Inc., a San Jose, California real estate development and management company.

     Mr. Antenucci was elected Vice President of Catellus in October 1995. Prior to joining Catellus, Mr. Antenucci served as Vice President at Omnitrax, a shortline rail carrier, for two years and as Vice President -- Industrial Sales for CB Commercial Real Estate Group, Inc. for more than seven years.

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

                                                                     HIGH        LOW
                                                                    ------      ------
        1990
          Fourth Quarter (from December 5, 1990)................   $10 3/4     $ 8 1/2
        1991
          First Quarter.........................................   $15         $ 8 3/4
          Second Quarter........................................    14 1/4      11 7/8
          Third Quarter.........................................    12 3/8      10
          Fourth Quarter........................................    10 1/4       7 3/4
        1992
          First Quarter.........................................   $11 3/4     $ 9 1/2
          Second Quarter........................................    10 3/4       7 7/8
          Third Quarter.........................................     8 3/8       6 1/8
          Fourth Quarter........................................     6 7/8       6 1/8
        1993
          First Quarter.........................................   $ 8 1/4     $ 6 3/8
          Second Quarter........................................     7 1/8       5 3/4
          Third Quarter.........................................     8 1/8       6 3/8
          Fourth Quarter........................................     9 1/8       7 3/8
        1994
          First Quarter.........................................   $ 8 1/2     $ 6 1/4
          Second Quarter........................................     7 5/8       6 1/8
          Third Quarter.........................................     7 7/8       6 1/4
          Fourth Quarter........................................     7 1/4       5 3/8
        1995
          First Quarter.........................................    $6 1/8      $5 1/8
          Second Quarter........................................     6 7/8       5 1/2
          Third Quarter.........................................     6 7/8       6 1/8
          Fourth Quarter........................................     6 5/8       5 3/8

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


                                                                                YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------------------------
                                                                1995         1994         1993         1992         1991
                                                             ----------   ----------   ----------   ----------   ----------
Rental revenue.............................................  $  108,068   $  104,432   $  109,544   $   99,471   $   88,096
Property operating costs...................................     (39,576)     (39,749)     (41,499)     (42,806)     (43,600)
Gain on sales of property..................................      33,742       13,307       33,165       40,204       43,661
Equity in earnings of joint ventures.......................       7,035        7,982        1,818       (2,016)        (539)
Management and development fee income......................       1,924        2,151        2,260        1,733        3,654
General and administrative expense.........................     (11,841)     (15,550)     (13,143)     (12,876)     (14,333)
Interest expense...........................................     (25,757)     (24,671)     (43,959)     (53,221)     (44,677)
Depreciation and amortization..............................     (27,990)     (28,577)     (31,117)     (29,437)     (24,540)
Adjustment to carrying value of property...................    (102,400)     (24,100)     (32,500)          --           --
Litigation, environmental and restructuring costs..........        (961)      (2,854)     (12,637)      (1,888)      (1,150)
Other, net.................................................       3,236        3,823      (25,292)       3,221        1,710
                                                              ---------     --------     --------     --------     --------
Income (loss) before taxes and extraordinary expense.......     (54,520)      (3,806)     (53,360)       2,385        8,282
Income taxes (benefit).....................................     (21,518)      (1,359)      (8,008)       1,208        3,259
                                                              ---------     --------     --------     --------     --------
Income (loss) before extraordinary expense.................     (33,002)      (2,447)     (45,352)       1,177        5,023
Extraordinary expense related to early retirement of debt,
  net of income tax benefits(1)............................          --           --       (7,401)          --           --
                                                              ---------     --------     --------     --------     --------
Net income (loss)(1).......................................  $  (33,002)  $   (2,447)  $  (52,753)  $    1,177   $    5,023
    Preferred stock dividends..............................     (23,813)     (23,813)     (16,132)          --           --
                                                              ---------     --------     --------     --------     --------
    Net income (loss) applicable to common stockholders....  $  (56,815)  $  (26,260)  $  (68,885)  $    1,177   $    5,023
                                                              =========     ========     ========     ========     ========
    Earnings (loss) per share of common stock:
      Before extraordinary expense.........................  $     (.78)  $     (.36)  $     (.87)  $      .02   $      .09
      Extraordinary expense(1).............................          --           --         (.10)          --           --
                                                              ---------     --------     --------     --------     --------
      Net income (loss)....................................  $     (.78)  $     (.36)  $     (.97)  $      .02   $      .09
                                                              =========     ========     ========     ========     ========
      Average number of common shares outstanding..........      72,967       72,967       70,834       53,976       53,973
                                                              =========     ========     ========     ========     ========


                                                                                   AS OF DECEMBER 31,
                                                             --------------------------------------------------------------
                                                                1995         1994         1993         1992         1991
                                                             ----------   ----------   ----------   ----------   ----------
Balance sheet data:
  Total properties.........................................  $1,007,451   $1,087,119   $1,091,832   $1,129,634   $1,108,263
  Total assets.............................................   1,097,604    1,207,363    1,373,827    1,208,887    1,189,029
  Mortgage and other debt..................................     496,180      530,641      663,764      887,185      862,557
  Stockholders' equity.....................................     442,874      499,689      525,949      145,923      144,686

                                                                        AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------------------------
                                                                1995         1994         1993         1992         1991
                                                             ----------   ----------   ----------   ----------   ----------
Cash flow data:
  Cash provided by (used for):
    Operating activities...................................  $   93,579   $   51,089   $   26,643   $   51,551   $   53,075
    Investing activities...................................     (22,072)     (80,389)     (14,981)     (55,612)    (150,422)
    Financing activities...................................     (60,684)    (100,384)     120,212        7,664      100,866
                                                             ----------   ----------   ----------   ----------   ----------
    Total..................................................  $   10,823   $ (129,684)  $  131,874   $    3,603   $    3,519
                                                              =========    =========    =========    =========    =========
  Capital expenditures:
    Financed...............................................  $   20,601   $   12,616   $    2,171   $   22,201   $   65,103
    Not financed...........................................      24,363       37,235       33,296       36,364       49,618
    Capitalized interest...................................      23,559       24,049       25,593       29,337       35,949
                                                             ----------   ----------   ----------   ----------   ----------
    Total..................................................  $   68,523   $   73,900   $   61,060   $   87,902   $  150,670
                                                              =========    =========    =========    =========    =========
Operating data:
  Buildings owned (square feet)(2).........................      14,168       13,609       13,367       14,183       13,190
  Leased percentage........................................        95.1%        95.0%        94.9%        90.4%        84.3%

- ---------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


     Historically, the aggregate costs of holding and operating the Company's real estate assets and paying preferred stock dividends have exceeded revenue from property operations, development and management activities. In addition, the Company's cash requirements have been increased by the funds necessary to support the predevelopment and entitlement efforts for its major land development projects. The resulting cash flow deficits have been funded by borrowings, the issuance of preferred stock and the sale of sufficient assets to meet the Company's overall cash requirements.



     As described further under Liquidity and Financial Resources, the Company's short term financial goal is to eliminate the deficits resulting from interest, preferred stock dividends and leasing costs exceeding income from property operations, development and management activities by the fourth quarter of 1996. To do this, the Company has taken the following steps:


     - In November 1994, the Company implemented significant staff reductions to reduce costs and reorganized to focus on increasing operating earnings. These reductions, when combined with other cost-reduction measures, resulted in annual cost savings for 1995 of approximately $10.1 million. General and administrative costs declined by $3.7 million; overhead associated with operating the portfolio declined by $3.4 million and overhead associated with selling properties declined by $1.5 million. In addition, the Company has benefited by a $1.5 million reduction in overhead costs associated with the Company's development activities.

     - In October 1995, the Company began the process of substantially increasing its asset sales activity, with the primary focus on its non-strategic land assets. Sale proceeds will be applied to a combination of debt reduction, in order to reduce interest costs, and reinvestment in activities that could generate increased operating earnings. The Company's goal is to sell $100 million of non-strategic land assets over a 15-month period ending December 31, 1996. Sales totaling $47.1 million closed in the fourth quarter of 1995.

     - During 1995, the Company reduced its total debt by a net $34.5 million. This net reduction represents the difference between $68.5 million of principal reductions on existing borrowings and $34 million of new borrowings which funded the development of pre-leased industrial and retail buildings. It is expected that the debt service on the new borrowings will be covered by the cash flow from the completed buildings; therefore, the Company's future operations should be improved by the interest savings on the $68.5 million of principal reductions.

     - During 1995 and continuing into 1996, the Company has placed a greater emphasis on increasing its development and fee development businesses. During 1995, the Company commenced construction on 910,000 square feet of new development, compared to 381,000 in 1994. In addition, at December 31, 1995, the Company had signed leases for new development totalling 648,000 square feet for which construction will commence in 1996. In March 1996, the Company acquired The Akins Companies to better position itself to pursue existing residential development opportunities on certain of its land holdings, as well as to pursue fee development opportunities on land not currently owned by the Company.

     - During 1995 and continuing into 1996, the Company has also placed a greater emphasis on increasing its third party management business. In January 1996, the Company announced a new five-year contract to manage the non-railroad real estate assets for the Burlington Northern Santa Fe Corporation.

     - Beginning in 1994 and continuing throughout 1995, the Company undertook a review of its major land development projects with the goal of increasing profitability, minimizing up front capital requirements and shortening the time required to develop the properties. As a result of this review, the decision was made to modify certain of the entitlements, abandon others and sell one property that management believed could not be developed in a reasonable time frame. It is management's expectation that these decisions will both accelerate the time frame in which the projects will be developed and minimize the up front cash requirements associated with development.

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

  Comparison of 1995 to 1994

     The more significant changes in rental revenue and property operating costs are summarized below (in millions):


                                                                          CHANGE
                                                              ------------------------------
                                                               RENTAL           PROPERTY
                                                              REVENUE        OPERATING COSTS
                                                              --------       ---------------
        Industrial buildings................................   $   .1             $ (.8)
        Retail buildings....................................      4.0                .6
        Office buildings....................................     (1.0)              1.0
        Other income producing properties...................       .5                --
        Land holdings.......................................       --              (1.0)
                                                                -----             -----
                  Total change..............................   $  3.6             $ (.2)
                                                                =====             =====



     The increase in revenue for industrial buildings was due to five new buildings totaling 481,000 square feet being completed in 1995 and the fourth quarter of 1994, and was partially offset by reduced rentals from existing properties. Operating costs for the industrial portfolio decreased due to the staff reductions described earlier. The increase in revenue and costs for retail buildings was primarily due to the completion of the East Baybridge shopping center in late 1994. Rental revenue for the Company's office portfolio decreased primarily due to the expiration of an above market lease in one building and a reduction in occupancy from 96% at the end of 1994 to 92% at the end of 1995. In addition, the Company's operating costs for its office portfolio increased $1 million due to increased property taxes resulting from the reassessment of an office building. Property operating costs associated with land holdings (primarily property taxes, overhead and insurance) decreased due to the sale of $62.2 million of non-strategic land assets and the overhead reduction program described above.



     Gain on sale of property increased $20.4 million from 1994 to 1995. In October 1995, the Company announced a goal of selling $100 million of non-strategic land assets over a 15 month period ending December 31, 1996. Sales totalling $47.1 million closed in the fourth quarter, and the Company had contracts for the sale of an additional $23.6 million at December 31, 1995. (One contract for $8 million was cancelled subsequent to year-end; however, the Company does not believe this will have a material impact on its ability to meet its sales goals). Total asset sales in 1995 were $65.4 million, consisting of $62.2 million of non-strategic land assets and $3.2 million of developed industrial property. In 1994, total asset sales were $53.8 million, and included $21.5 million of income producing properties. In addition to its non-strategic land assets, the Company had open contracts for the sale of $21.1 million of other properties at December 31, 1995.


     Joint venture earnings decreased $.9 million. The decrease consists principally of $2.5 million in land sales in 1994 from one joint venture, partially offset by significantly improved operating results from a hotel joint venture.


     General and administrative costs decreased $3.7 million in 1995 due to the staff reductions described earlier. Gross salaries, wages and benefits expense decreased $5.1 million and computer expenses decreased $1.0 million. These decreases were offset by a lower level of capitalization of overhead costs to development projects as described below.

     Interest expense increased $1.1 million, representing the net effect of additional borrowings which funded the Company's development activity offset by a reduction in interest rates in 1995 as compared to 1994. As described earlier, the Company's future operations should be improved in 1996 by the interest savings on $68.5 million of principal reductions, $58 million of which occurred at year-end.


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

  Comparison of 1994 to 1993


     The more significant changes in rental revenue and property operating costs are summarized below (in millions):


                                                                          CHANGE
                                                                 -------------------------
                                                                                 PROPERTY
                                                                  RENTAL        OPERATING
                                                                 REVENUE          COSTS
                                                                 --------       ----------
        Industrial buildings...................................   $  (.4)         $  (.3)
        Office buildings.......................................      1.1              .2
        Retail buildings.......................................       .6              --
        Land leases............................................      (.9)            (.3)
        Other income producing properties......................      (.8)             .2
        Land holdings..........................................     (4.7)           (1.6)
                                                                   -----           -----
                  Total change.................................   $ (5.1)         $ (1.8)
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

     The decrease in the gain on property sales of $19.9 million resulted from both lower sales and higher cost basis in properties sold. Property sales in 1994 included $21.5 million from sales of buildings and land leases, which generated gross profit of $3 million, and land sales of $32.3 million which generated gross profit of $10.3 million. For 1993, sales and gross profit for buildings and land leases were $46.1 million and $22.7 million; land sales of $26.4 million generated gross profit of $10.5 million.



     Joint venture earnings increased $6.2 million in 1994 as a result of property sales by one joint venture and improved operating results of a hotel joint venture. The $2.4 million increase in general and administrative expenses was caused by executive severance and search costs, as well as increased use of outside professional services. Interest expense decreased $19.3 million principally because of the refinancing of the Prudential loan at a lower interest rate, as well as paydown of other loans and the conversion of the debenture.



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


LIQUIDITY AND FINANCIAL RESOURCES


     Historically, the aggregate cash requirements associated with fixed charges and leasing costs have exceeded the Company's operating income from recurring sources. The Company has relied primarily on proceeds from asset sales to meet the resulting operating deficits. The Company is focused on improving operating income through the development and operation of new buildings, the reduction of property and administrative costs, and the expansion of management and development activities. Additionally, the Company intends to reduce the level of fixed charges by applying proceeds from planned asset sales to pay down debt.



     The following table summarizes the Company's deficit from property operations, development and management activities after adjustment for general and administrative expense, fixed charges and leasing costs. The Company believes that this presentation is meaningful in order to understand its progress in achieving its goal of eliminating the indicated deficits by the fourth quarter of 1996.



                                                                1995        1994        1993
                                                              ---------   ---------   ---------
Property operations, development and management activities
  Rental revenue............................................  $ 108,068   $ 104,432   $ 109,544
  Property operating costs..................................    (39,576)    (39,749)    (41,499)
  Distributions from joint ventures.........................      8,332         386       1,070
  Management and development fee income.....................      1,924       2,151       2,260
  Gain on sale of development properties....................        953          --          --
                                                               --------    --------    --------
                                                                 79,701      67,220      71,375
                                                               --------    --------    --------
General and administrative expense..........................    (11,841)    (15,550)    (13,143)
                                                               --------    --------    --------
Fixed charges -- interest and dividends
  Total interest costs, net of interest income..............    (45,547)    (44,981)    (65,432)
  Preferred dividends.......................................    (23,813)    (23,813)    (16,132)
  Add back non-cash components of interest expense..........      2,861       3,559       7,834
                                                               --------    --------    --------
                                                                (66,499)    (65,235)    (73,730)
                                                               --------    --------    --------
Leasing costs
  Depreciation on tenant improvements.......................     (7,146)     (8,198)     (9,373)
  Amortization of lease commissions.........................     (2,504)     (2,758)     (3,044)
                                                               --------    --------    --------
                                                                 (9,650)    (10,956)    (12,417)
                                                               --------    --------    --------
Deficit from property operations, development and management activities after adjustment for general and administrative expense, fixed charges and leasing costs..................  $  (8,289)  $ (24,521)  $ (27,915)
                                                               ========    ========    ========

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

  Cash flow from investing activities


     Net cash flow used for investing activities reflected in the statement of cash flows increased $58.3 million from 1994 to 1995 and decreased $65.4 million from 1993 to 1994. The increase in 1995 resulted primarily from the conversion of short-term commercial paper and government securities into cash, offset by lower cash generated by the sale of investment and other properties. The decrease in 1994 is primarily attributable to the investment of cash into short-term commercial paper and government securities, a reduction in proceeds from sales of operating properties and an increase in capital expenditures. Net cash used for investing activities included the following capital expenditures (in millions):


                                                                    1995       1994       1993
                                                                   ------     ------     ------
Construction and building improvements...........................  $ 16.5     $ 31.2     $ 16.6
Tenant improvements..............................................     2.4        4.0        3.5
Predevelopment, infrastructure, acquisitions and other...........    23.5       12.2       12.7
Capitalized interest and property taxes..........................    26.1       26.5       28.3
                                                                    -----      -----      -----
                                                                   $ 68.5     $ 73.9     $ 61.1
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


  Capital Commitments



     At December 31, 1995, the Company had approximately $6.0 million in capital expenditure commitments. This primarily consists of a $4.3 million construction contract for the Pacific Business Center Phase II and a licensing fee minimum commitment of $1.3 million associated with the Mission Bay development.


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


     The Company's short-term liquidity requirements will essentially be provided from three sources: ongoing operating income from rental properties, proceeds from asset sales, and development and management fee income. As noted above, a $48 million unsecured revolving line of credit and various construction lines of credit are available to the Company for meeting liquidity requirements. Additionally, the Company will utilize third-party borrowing for development projects to the extent practical.



     Long-term liquidity requirements will be met from the sources indicated above, with anticipated improved operating results from recurring sources due to planned debt reductions as discussed previously.


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

RISK FACTORS


     It is the Company's belief that this Annual Report on Form 10-K may contain statements which, to the extent they are not recitations of historical facts, may constitute forward-looking statements "(within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of

1934). Such forward-looking statements are based on economic forecasts, strategic plans and other factors which, by their nature, involve risk and uncertainties. In particular, among the factors that could cause actual results to differ materially are the following: business conditions and general economy; competitive factors; political decisions affecting land use permits, interest rates and other risks inherent in the real estate business. For further information on factors which could impact the Company and the statements, reference is made to the Company's filings with the Securities and Exchange Commission.


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

ITEM 11. EXECUTIVE COMPENSATION

     The information in the sections captioned "Election of Directors -- Directors' Compensation," "Employment Agreements" and "Compensation of Executive Officers" included in the 1996 Proxy Statement is incorporated herein by reference.

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

     (A)(3) EXHIBITS


    EXHIBIT
      NO.
    -------
     3.1       Form of Restated Certificate of Incorporation of the Registrant(1)
     3.1A      Amendment to Restated Certificate of Incorporation of the Registrant(8)
     3.3       Form of Certificate of Designations, Preferences and Rights of $3.25 Series A
               Cumulative Convertible Preferred Stock(2)
     3.4       By-Laws, as amended(11)
     3.5       Form of Certificate of Designations, Preferences and Rights of $3.625 Series B
               Cumulative Convertible Exchangeable Preferred Stock(8)
     4.1       Form of stock certificate representing Common Stock(1)
     4.9       Form of stock certificate representing $3.75 Series A Cumulative Convertible
               Preferred Stock(2)
     4.10      Form of stock certificate representing $3.625 Series B Cumulative Convertible
               Exchangeable Preferred Stock(8)
     4.11      Loan Agreement dated as of February 16, 1994 between the Registrant and The
               Prudential Insurance Company of America(9)
    10.1       Exploration Agreement and Option to Lease dated December 28, 1989 between the
               Registrant and Santa Fe Pacific Minerals Corporation(1)
    10.4       Registration Rights Agreement dated as of December 29, 1989 among the
               Registrant, BAREIA, O&Y and Itel(1)
    10.4A      Letter Agreement dated November 14, 1995 between the Registrant and California
               Public Employees' Retirement System(11)
    10.6       Restated Tax Allocation and Indemnity Agreement dated December 29, 1989 among the Registrant and certain of its subsidiaries and Santa Fe Pacific
               Corporation ("SFP")(1)
    10.7       State Tax Allocation and Indemnity Agreement dated December 29, 1989 among the
               Registrant and certain of its subsidiaries and SFP(1)
    10.13      Registrant's Incentive Stock Compensation Plan(3)
    10.14      Management Agreement between ATSF and Catellus Management Corporation dated
               October 15, 1994(10)
    10.15      Termination, Substitution and Guarantee Agreement between ATSF and the
               Registrant dated December 21, 1990(4)
    10.16      Registrant's Stock Option Plan(4)
    10.17      Development Agreement dated April 1, 1991 between the Registrant and the San
               Francisco Board of Supervisors(5)
    10.21      Amended and Restated Executive Stock Option Plan(8)
    10.26      Form of First Amendment to Registration Rights Agreement among the Registrant,
               BAREIA, O&Y and Itel(6)

    EXHIBIT
      NO.
    -------
    10.29      Amended and Restated Executive Employment Agreement dated as of November 29,
               1995 between the Registrant and Nelson C. Rising(11)
    10.30      Executive Employment Agreement dated February 10, 1995 between the Registrant and Timothy J. Beaudin(10)
    10.31      Amended and Restated Stock Option Agreement dated March 22, 1996 between the
               Registrant and Joseph R. Seiger(11)
    10.32      Special Severance Pay Plan and Summary Plan Description(10)
    10.33      Form of Memorandum Regarding Reduction-In-Force Program(10)
    10.34      Consulting Agreement dated December 23, 1994 between the Registrant and James
               G. O'Gara(10)
    10.35      Memorandum of Understanding dated December 22, 1994, addressed to James W.
               Augustino(10)
    10.36      Memorandum of Understanding dated December 19, 1994, addressed to Thomas W.
               Gille(10)
    10.37      Employment Agreement dated July 24, 1996 between the Registrant and Stephen P.
               Wallace(11)
    10.38      Letter Agreement dated March 24, 1995 between the Registrant and Donald M.
               Parker(11)
    10.39      Stock Option Award Agreement dated as of January 1, 1996 between the
               Registrant and Joseph R. Seiger(11)
    10.40      Revised Memorandum of Understanding dated November 15, 1995 between the
               Registrant and Theodore L. Tanner(11)
    10.41      Memorandum of Understanding dated February 16, 1996 between the Registrant and
               Jeffrey K. Gwin(11)
    10.42      Consulting Agreement dated February 25, 1996, between the Registrant and
               Jeffrey K. Gwin(11)
    21.1       Subsidiaries of the Registrant(11)
    23.1       Consent of Independent Accountants(11)
    23.2       Consent of Independent Real Estate Appraisers(11)
    23.3       Consent of Independent Accountants*
    24.1       Powers of Attorney from directors with respect to the filing of the Form
               10-K(11)
    27         Financial Data Schedule(11)
    99.1       Report of the Independent Real Estate Appraisers dated March 12, 1996(11)


     The Registrant has omitted instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10 percent of the assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of such instrument to the Commission upon request.

     (B) REPORTS ON FORM 8-K

     None.
- ---------------


 *  Filed with this report on Form 10-K/A.


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


(11) Incorporated by reference to Exhibit of the same number on the Form 10-K for the year ended December 31, 1995.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this Amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CATELLUS DEVELOPMENT CORPORATION


                                          By  /s/ NELSON C. RISING

                                            Nelson C. Rising
                                            President and Chief Executive
                                             Officer


Dated: August 1, 1996



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to report has been signed below by the following persons on behalf of Catellus Development Corporation and in the capacities and on the date indicated.



                   SIGNATURE                                 TITLE                   DATE
- -----------------------------------------------  ----------------------------------------------
/s/            NELSON C. RISING                  President, Chief Executive      August 1, 1996
               Nelson C. Rising                    Officer and Director
                                                   Principal Executive Officer
/s/           STEPHEN P. WALLACE                 Senior Vice President and       August 1, 1996
              Stephen P. Wallace                   Chief Financial Officer
                                                   Principal Financial Officer
/s/             PAUL A. LOCKIE                   Vice President and Controller   August 1, 1996
                Paul A. Lockie                     Principal Accounting Officer
                       *                         Director
              Joseph F. Alibrandi
                       *                         Director
                Daryl J. Carter
                       *                         Director
               Christine Garvey
                       *                         Chairman of the Board,
               Joseph R. Seiger                    Director
                       *                         Director
             Jacqueline R. Slater
                       *                         Director
              Thomas M. Steinberg
                       *                         Director
                Tom C. Stickel
                       *                         Director
            Beverly Benedict Thomas
*By /s/         PAUL A. LOCKIE                                                   August 1, 1996
                Paul A. Lockie
               Attorney-in-fact

                         INDEX TO FINANCIAL STATEMENTS
                            AND FINANCIAL STATEMENT

                     SCHEDULES (ITEMS 14(A)(1) AND (A)(2))


                                                                                        PAGE
                                                                                        -----
(A)(1) FINANCIAL STATEMENTS
Report of Independent Accountants dated February 12, 1996.............................    F-2
Consolidated Balance Sheet at December 31, 1995 and 1994..............................    F-3
Consolidated Statement of Operations for the years ended December 31, 1995, 1994 and
  1993................................................................................    F-4
Consolidated Statement of Stockholders' Equity for the years ended December 31, 1995,
  1994
  and 1993............................................................................    F-5
Consolidated Statement of Cash Flows for the years ended December 31, 1995, 1994 and
  1993................................................................................    F-6
Notes to Consolidated Financial Statements............................................    F-7
Summarized Quarterly Results (Unaudited)..............................................    F-20

(A)(2) FINANCIAL STATEMENT SCHEDULES
Report of Independent Accountants dated February 12, 1996.............................    S-1
Schedule II -- Valuation and Qualifying Accounts......................................    S-2
Schedule III -- Real Estate and Accumulated Depreciation..............................    S-3
Attachment A to Schedule III..........................................................    S-4

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



Price Waterhouse LLP
San Francisco, California
February 12, 1996

                        CATELLUS DEVELOPMENT CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                           DECEMBER 31,
                                                                    ---------------------------
                                                                       1995             1994
                                                                    ----------       ----------
ASSETS
Properties........................................................  $1,191,679       $1,248,398
Less accumulated depreciation.....................................    (184,228)        (161,279)
                                                                    ----------       ----------
                                                                     1,007,451        1,087,119
Other assets and deferred charges.................................      44,530           49,584
Notes receivable..................................................       7,550            7,961
Accounts receivable, less allowances..............................      10,330           10,712
Restricted cash and short-term investments........................          --           35,067
Cash and cash equivalents.........................................      27,743           16,920
                                                                    ----------       ----------
          Total...................................................  $1,097,604       $1,207,363
                                                                    ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage and other debt...........................................  $  496,180       $  530,641
Accounts payable and accrued expenses.............................      33,913           38,876
Deferred credits and other liabilities............................      34,367           25,495
Deferred income taxes.............................................      90,270          112,662
Commitments and contingencies (Note 15)
Stockholders' equity
  Preferred stock.................................................     322,500          322,500
  Common stock, 72,967,236 shares issued at December 31, 1995
     and 1994.....................................................         730              730
  Paid-in capital.................................................     196,525          220,338
  Accumulated deficit.............................................     (76,881)         (43,879)
                                                                    ----------       ----------
  Total stockholders' equity......................................     442,874          499,689
                                                                    ----------       ----------
          Total...................................................  $1,097,604       $1,207,363
                                                                    ==========       ==========


                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
RENTAL REVENUE...........................................    $108,068     $104,432     $109,544
PROPERTY OPERATING COSTS.................................     (39,576)     (39,749)     (41,499)
GAIN ON SALES OF PROPERTY................................      33,742       13,307       33,165
Equity in earnings of joint ventures.....................       7,035        7,982        1,818
Management and development fee income....................       1,924        2,151        2,260
General and administrative expense.......................     (11,841)     (15,550)     (13,143)
Interest expense.........................................     (25,757)     (24,671)     (43,959)
Depreciation and amortization............................     (27,990)     (28,577)     (31,117)
Adjustment to carrying value of property.................    (102,400)     (24,100)     (32,500)
Litigation, environmental and restructuring costs .......        (961)      (2,854)     (12,637)
Other, net...............................................       3,236        3,823      (25,292)
                                                             --------     --------     --------
LOSS BEFORE TAXES AND EXTRAORDINARY EXPENSE..............     (54,520)      (3,806)     (53,360)
Income taxes (benefit)
  Current................................................       1,014          186           42
  Deferred...............................................     (22,532)      (1,545)      (8,050)
                                                             --------     --------     --------
                                                              (21,518)      (1,359)      (8,008)
                                                             --------     --------     --------
Loss before extraordinary expense........................     (33,002)      (2,447)     (45,352)
Extraordinary expense related to early retirement of
  debt, net of income tax benefit of $4,535..............          --           --       (7,401)
                                                             --------     --------     --------
NET LOSS.................................................     (33,002)      (2,447)     (52,753)
     Preferred stock dividends...........................     (23,813)     (23,813)     (16,132)
                                                             --------     --------     --------
     Net loss applicable to common stockholders..........    $(56,815)    $(26,260)    $(68,885)
                                                             ========     ========     ========
     Loss per share of common stock:
     Loss before extraordinary expense...................    $   (.78)    $   (.36)    $   (.87)
     Extraordinary expense...............................          --           --         (.10)
                                                             --------     --------     --------
     Net loss............................................    $   (.78)    $   (.36)    $   (.97)
                                                             ========     ========     ========
  Average number of common shares outstanding............      72,967       72,967       70,834
                                                             ========     ========     ========


                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                            RETAINED
                                          PREFERRED STOCK     COMMON STOCK                  EARNINGS
                                          ----------------   ---------------   PAID-IN    (ACCUMULATED
                                          SHARES   AMOUNT    SHARES   AMOUNT   CAPITAL      DEFICIT)
                                          -----   --------   ------   ------   --------   ------------
Balance at December 31, 1992..........       --   $     --   53,977    $540    $117,930     $ 27,453
  Issuance of common stock............       --         --   18,990     190     140,810           --
  Issuance of Series A preferred          3,450    172,500       --      --      (8,089)          --
     stock............................
  Issuance of Series B preferred          3,000    150,000       --      --      (6,500)          --
     stock............................
  Series A preferred stock                   --         --       --      --          --      (13,081)
     dividends........................
  Series B preferred stock                   --         --       --      --          --       (3,051)
     dividends........................
  Net loss............................       --         --       --      --          --      (52,753)
                                          -----   --------   ------    ----    --------     --------
Balance at December 31, 1993..........    6,450    322,500   72,967     730     244,151      (41,432)
  Series A preferred stock                   --         --       --      --     (12,938)          --
     dividends........................
  Series B preferred stock                   --         --       --      --     (10,875)          --
     dividends........................
  Net loss............................       --         --       --      --          --       (2,447)
                                          -----   --------   ------    ----    --------     --------
Balance at December 31, 1994..........    6,450    322,500   72,967     730     220,338      (43,879)
  Series A preferred stock                   --         --       --      --     (12,938)          --
     dividends........................
  Series B preferred stock                   --         --       --      --     (10,875)          --
     dividends........................
  Net loss............................       --         --       --      --          --      (33,002)
                                          -----   --------   ------    ----    --------     --------
Balance at December 31, 1995..........    6,450   $322,500   72,967    $730    $196,525     $(76,881)
                                          =====   ========   ======    ====    ========     ========

                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                 YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            1995          1994          1993
                                                          ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss............................................    $ (33,002)    $  (2,447)    $ (52,753)
  Non-cash items included in net loss:
     Extraordinary expense related to early retirement           --            --        11,936
       of debt, before income tax benefit.............
     Expense related to conversion of debenture.......           --            --        29,552
     (Recovery) accrual related to litigation.........       (6,450)           --         8,300
     Adjustment to carrying value of property.........      102,400        24,100        32,500
     Depreciation and amortization....................       27,990        28,577        31,117
     Deferred income taxes............................      (22,392)       (1,667)      (12,584)
     Interest accrued on convertible debenture........           --            --         1,665
     Amortization of deferred loan fees and other
       costs..........................................        2,743         2,940         5,560
     Equity in earnings of joint ventures.............       (7,035)       (7,982)       (1,818)
     Cost of land sold................................       21,617        10,768         9,624
     Gain on sale of investment and other
       properties.....................................         (953)       (3,201)      (22,999
     Other -- net.....................................        8,674         3,963         2,925
  Changes in:
     Accounts and notes receivable....................        1,306        (2,248)       (2,534)
     Other assets and deferred charges................       (5,652)       (8,014)      (12,693)
     Accounts payable and accrued expenses............          850         3,145        (1,066)
     Other............................................        3,483         3,155           (89)
                                                            -------       -------       -------
Net cash provided by operating activities.............       93,579        51,089        26,643
                                                            -------       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures................................      (68,523)      (73,900)      (61,060)
  Net proceeds from sale of investment and other              3,052        28,192        45,009
     properties.......................................
  Distributions from joint ventures...................        9,906         7,114         1,324
  Contributions to joint ventures.....................       (1,574)       (6,728)         (254)
  Reduction (investment) in short-term investments and
     restricted cash..................................       35,067       (35,067)           --
                                                            -------       -------       -------
Net cash used for investing activities................      (22,072)      (80,389)      (14,981)
                                                            -------       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings..........................................       99,013       328,408        15,493
  Repayment of borrowings.............................     (135,884)     (462,002)     (126,533)
  Dividends paid......................................      (23,813)      (24,145)       (9,847)
  Proceeds from issuance of preferred stock...........           --            --       322,500
  Stock issuance costs................................           --           (55)      (13,991)
  Investment in restricted cash used for reduction of            --        67,410       (67,410)
     debt.............................................
  Redemption premium on early retirement of debt......           --       (10,000)           --
                                                            -------       -------       -------
Net cash provided by (used for) financing                   (60,684)     (100,384)      120,212
  activities..........................................
                                                            -------       -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH                     10,823      (129,684)      131,874
  EQUIVALENTS.........................................
Cash and cash equivalents at beginning of year........       16,920       146,604        14,730
                                                            -------       -------       -------
Cash and cash equivalents at end of year..............    $  27,743     $  16,920     $ 146,604
                                                            =======       =======       =======
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
  Interest (net of amount capitalized)................    $  23,208     $  22,895     $  36,901
  Income taxes........................................    $     444     $     324     $      38


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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation -- The accompanying financial statements include the accounts of the Company and investees over 50% owned which are controlled by the Company. All other investees are accounted for using the equity method.

     Revenue recognition -- Rental revenue, in general, is recognized when due from tenants; however, revenue from leases with rent concessions is recognized on a straight-line basis over the initial term of the lease. Direct costs of negotiating and consummating a lease are deferred and amortized over the initial term of the related lease.

     The Company recognizes revenue from the sale of properties using the accrual method. Sales not qualifying for full recognition at the time of sale are accounted for under the installment method. In general, specific identification is used to determine the cost of sales. Estimated future costs to be incurred by the Company after completion of each sale are included in cost of sales.

     Cash, restricted cash and short-term investments -- The Company considers all highly liquid investments with a maturity of three months or less at time of purchase to be cash equivalents. Restricted cash in 1994 represents amounts held in escrow in connection with a property transaction. Short-term investments in 1994 represent primarily commercial paper and government securities which mature within one year from time of purchase and had an average yield of 5.42%.

     Financial instruments -- The cost basis of the Company's notes receivable and debt approximate fair value, based upon current market rates for commercial real estate loans of similar risks and maturities.

     Property and deferred costs -- Real estate is stated at the lower of cost or estimated fair value. In cases where the Company determines that the carrying costs for properties held for sale exceeds estimated fair value, or that an impairment has been sustained, a write-down to estimated fair value is recorded. A property is considered impaired when the property's estimated undiscounted future cash flow, before interest charges, is less than its book value. This evaluation is made on a property by property basis. The evaluation of fair value and undiscounted cash flow requires significant judgement; it is reasonably possible that a change in the estimate could occur. The adoption of Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" had no impact on the Company's financial statements.

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

                        CATELLUS DEVELOPMENT CORPORATION

     Maintenance and repair costs are charged to operations as incurred, while significant improvements, replacements and major renovations are capitalized.

     Allowance for uncollectible accounts -- Accounts receivable are net of an allowance for uncollectible accounts totalling $1.8 million and $1.9 million at December 31, 1995 and 1994. The provision for uncollectible accounts in 1995, 1994 and 1993 totalled $.5 million, $1.0 million and $.1 million.

     Environmental costs -- The Company incurs on-going environmental remediation costs, including clean-up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean-up, litigation defense, and the pursuit of responsible third parties. Costs incurred in connection with operating properties and properties previously sold are expensed. Costs relating to undeveloped land are capitalized as part of development costs. Costs incurred for properties to be sold are deferred and will be charged to cost of sales when the properties are sold. Environmental costs charged to operations, including amounts charged to cost of sales, for 1995, 1994 and 1993 totalled $8.1 million, $4.6 million and $5.5 million. Environmental costs capitalized in 1995, 1994 and 1993 were $1.7 million, $1.2 million and $1.4 million. The Company maintains a reserve, included in the caption "deferred credits and other liabilities", for known, probable costs of environmental remediation to be incurred in connection with operating properties and properties previously sold. This reserve was $13.8 million and $8.4 million at December 31, 1995 and 1994. When there is a legal requirement for environmental remediation of developable land, the Company will accrue for the estimated cost of remediation and capitalize that amount. Where there is no legal requirement for remediation, costs will be capitalized, as incurred, as part of the project costs.

     Income taxes -- Income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting basis of the Company's assets and liabilities. In estimating future tax consequences, expected future events are considered except for potential income tax law or rate changes.

     Loss per share -- Net loss per share of common stock is computed by dividing net loss, after reduction for preferred stock dividends, by the weighted average number of shares of common stock outstanding during the year. Fully diluted earnings per share amounts have not been presented because assumed conversion of the Series A and Series B preferred stock would be anti-dilutive for all relevant periods. Assuming conversion of the Debenture on January 1, 1993, the net loss and loss before extraordinary item for 1993 would have been $.93 and $.84 per share.

     Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Actual results could differ from those estimates.

     Reclassifications -- Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

NOTE 3.  RESTRUCTURING OF OPERATIONS

     In November 1994, the Company announced a major restructuring to refocus the Company and to improve the Company's long-term cash position. This restructuring, which was implemented in 1995, resulted in a $3.1 million nonrecurring operating expense in 1994. Costs associated with the restructuring included $1.9 million related to employee termination benefits, $.8 million related to lease cancellation fees and costs attributable to permanently idle leased facilities, and $.4 million for the consolidation of operations. As of December 31, 1995, $3 million of the restructuring charges had been paid.

                        CATELLUS DEVELOPMENT CORPORATION

NOTE 4.  MORTGAGE AND OTHER DEBT

     Mortgage and other debt at December 31, 1995 and 1994 consisted of the following (in thousands):

                                                                           1995         1994
                                                                         --------     --------
First mortgage loan, interest at an average rate of 8.71%, due at
  various dates through March 1, 2004(a)...............................  $267,260     $274,776
First mortgage loans, interest at 7.625% to 10.05%, due at various
  dates through March 1, 2009(b).......................................    70,770      115,193
Intermediate secured term loans, interest variable (7.44% to 9.0% at
  December 31, 1995), due at various dates through June 1, 1997(c).....    71,800       64,378
Term loan, unsecured, interest variable (7.75% to 7.94% at December 31,
  1995), due December 31, 1996(d)......................................     7,000       22,000
Construction loans, interest variable (7.28% to 9.0% at December 31,
  1995), due at various dates through November 8, 1996(e)..............    52,851       29,425
Assessment district bonds, interest at 5.0% to 10.43%, due at various
  dates through April 10, 2021(f)......................................    23,283       24,492
Other loans, interest at 8.0% to 8.88%, due at various dates
  through August 1, 1998...............................................     3,216          377
                                                                         --------     --------
                                                                         $496,180     $530,641
                                                                         ========     ========

- ---------------

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

(e) The Company's construction loans are used to finance development projects and are secured by the related land and buildings and by an assignment of rents generated by the underlying properties. In January 1995, the Company entered into an $85 million revolving construction line of credit and in July 1995 increased the line an additional $15 million. This credit facility renews and increases a $75.5 million credit line. In July 1995, the Company entered into another $25 million revolving construction line of credit. The credit facility will be used to fund new Company development in twelve

                        CATELLUS DEVELOPMENT CORPORATION
    states in the Southwest. At December 31, 1995, $33.2 million was available for future borrowings under all construction lines.

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


     The maturities of mortgage and other debt outstanding as of December 31, 1995 are summarized as follows (in thousands):


                1996..............................................  $ 85,094
                1997..............................................    72,052
                1998..............................................    20,427
                1999..............................................     9,011
                2000..............................................    10,089
                Thereafter........................................   299,507
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

NOTE 5. INCOME TAXES

     Total income taxes (benefit) reflected in the consolidated statement of operations differs from the amounts computed by applying the federal statutory rate of 35% to income (loss) before extraordinary item as follows (in thousands):

                                                                1995      1994       1993
                                                              --------   -------   --------
    Federal income tax at statutory rate....................  $(19,082)  $(1,332)  $(18,676)
    Increase (decrease) in taxes resulting from:
      State income taxes, net of federal impact.............    (2,460)       72     (1,318)
      Non-recurring expense related to conversion of a
         debenture..........................................        --        --      9,013
      Increase in federal rate applied to prior years'
         temporary differences..............................        --        --      2,970
      Other.................................................        24       (99)         3
                                                              --------   -------   --------
                                                              $(21,518)  $(1,359)  $ (8,008)
                                                              ========   =======   ========

                        CATELLUS DEVELOPMENT CORPORATION

     Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and for operating loss and tax credit carryforwards. Significant components of the Company's net deferred tax liability as of December 31, 1995 and 1994 are as follows (in thousands):

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1995         1994
                                                                 --------     --------
        Deferred tax liabilities:
          Involuntary conversions (condemnations) of
             property..........................................  $ 91,226     $ 84,354
          Capitalized interest and taxes.......................    93,135       87,341
          Like-kind property exchanges.........................    20,169       20,319
          Investments in partnerships..........................    16,599       12,135
          Other................................................     5,219        5,038
                                                                 --------     --------
                                                                  226,348      209,187
                                                                 --------     --------
        Deferred tax assets:
          Operating loss carryforwards.........................    13,257       17,230
          Intercompany transactions (prior to spin-off)........    16,522       16,644
          Capitalized rent.....................................    23,194       20,543
          Adjustment to carrying value of property.............    63,376       22,692
          Depreciation and amortization........................     7,028        6,376
          Environmental reserve................................     4,687        2,560
          Other................................................     8,014       10,480
                                                                 --------     --------
                                                                  136,078       96,525
          Deferred tax assets valuation allowance..............        --           --
                                                                 --------     --------
                                                                  136,078       96,525
                                                                 --------     --------
          Net deferred tax liability...........................  $ 90,270     $112,662
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

                        CATELLUS DEVELOPMENT CORPORATION

     The Company guarantees a portion of the debt and interest of certain of its joint ventures. At December 31, 1995, these guarantees totalled $8.9 million.

     The condensed combined balance sheets and statements of income of the joint ventures, along with the Company's proportionate share, are summarized as follows (in thousands):

                                                      COMBINED               PROPORTIONATE SHARE
                                               ----------------------       ---------------------
                                                 1995          1994           1995         1994
                                               ---------     --------       --------     --------
Assets, primarily real estate................  $ 304,018     $320,270       $127,181     $130,669
                                               =========     ========       ========     ========
Liabilities, primarily debt..................  $ 415,775     $408,802       $168,247     $170,986
Venturers' deficit...........................   (111,757)     (88,532)       (41,066)     (40,317)
                                               ---------     --------       --------     --------
Total liabilities and venturers' deficit.....  $ 304,018     $320,270       $127,181     $130,669
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

                                                 COMBINED                    PROPORTIONATE SHARE
                                      ------------------------------     ---------------------------
                                        1995       1994       1993        1995      1994      1993
                                      --------   --------   --------     -------   -------   -------
Revenue.............................  $133,413   $138,810   $114,353     $35,410   $36,941   $30,561
Operating and interest expenses.....   109,401    113,487     95,337      24,629    25,067    24,823
Depreciation and amortization.......    14,287     15,583     15,595       3,746     3,892     3,920
                                      --------   --------   --------     -------   -------   -------
Net earnings before taxes...........  $  9,725   $  9,740   $  3,421     $ 7,035   $ 7,982   $ 1,818
                                      ========   ========   ========     =======   =======   =======

NOTE 7. PROPERTY

     Net book value by property type at December 31, 1995 and 1994 consisted of the following (in thousands):

                                                               1995             1994
                                                            ----------       ----------
        Income producing properties:
          Industrial buildings............................  $  279,838       $  281,891
          Office buildings................................     113,095          122,106
          Retail buildings................................      84,595           85,100
          Land development................................     317,727          377,506
          Land leases.....................................      10,069           10,123
                                                              --------         --------
                                                               805,324          876,726
        Land holdings:
          Developable properties..........................     150,339          145,744
          Natural resources...............................       1,788            8,658
          Properties held for sale........................      84,232           92,048
                                                              --------         --------
                                                               236,359          246,450
        Other (including proportionate share of joint
          ventures' net deficits of $41,066 and
          $40,317)........................................     (34,232)         (36,057)
                                                              --------         --------
                                                            $1,007,451       $1,087,119
                                                              ========         ========

                        CATELLUS DEVELOPMENT CORPORATION

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

                1996..............................................  $ 78,138
                1997..............................................    64,777
                1998..............................................    54,958
                1999..............................................    47,877
                2000..............................................    41,035
                Thereafter........................................   322,268
                                                                    --------
                                                                    $609,053
                                                                    ========

     The book value of the Company's properties under operating leases or held for rent are summarized as follows (in thousands):

                                                                    DECEMBER 31,
                                                               -----------------------
                                                                 1995          1994
                                                               ---------     ---------
        Buildings............................................  $ 501,030     $ 475,615
        Land and improvements................................    164,492       164,719
                                                               ---------     ---------
                                                                 665,522       640,334
        Less accumulated depreciation........................   (172,934)     (149,237)
                                                               ---------     ---------
                                                               $ 492,588     $ 491,097
                                                               =========     =========

                        CATELLUS DEVELOPMENT CORPORATION

     The Company, as lessee, has entered into noncancelable operating leases expiring at various dates through 2023. Rental expense under these leases totalled $1.7 million in 1995 and $2.8 million in 1994, rental expense and related sublease income totalled $4 million and $1.3 million in 1993. Future minimum lease payments as of December 31, 1995 are summarized as follows (in thousands):

                                                                    MINIMUM
                                                                    PAYMENTS
                                                                    --------
                1996..............................................   $1,051
                1997..............................................      939
                1998..............................................      772
                1999..............................................      694
                2000..............................................      687
                Thereafter........................................    3,638
                                                                     ------
                                                                     $7,781
                                                                     ======


NOTE 9.  RENTAL REVENUE AND PROPERTY OPERATING COSTS BY PROPERTY TYPE



     Rental revenue and property operating costs are summarized by property type as follows (in thousands):



                                                                            EXCESS OF RENTS
                                                 RENTAL       PROPERTY       OVER PROPERTY
                                                REVENUE    OPERATING COSTS  OPERATING COSTS
                                                --------   ---------------  ---------------
        1995
        Income producing properties
          Industrial buildings................  $ 50,716       $11,012          $39,704
          Office buildings....................    28,662        12,179           16,483
          Retail buildings....................    11,363         2,940            8,423
          Land development....................     4,886         3,310            1,576
          Land leases.........................     7,200         1,026            6,174
                                                --------       -------          -------
                                                 102,827        30,467           72,360
                                                --------       -------          -------
        Land holdings
          Developable properties..............     2,770         3,685             (915)
          Natural resources...................     1,320         2,256             (936)
          Properties held for sale............     1,151         3,168           (2,017)
                                                --------       -------          -------
                                                   5,241         9,109           (3,868)
                                                --------       -------          -------
                                                $108,068       $39,576          $68,492
                                                ========       =======          =======
        1994
        Income producing properties
          Industrial buildings................  $ 50,650       $11,837          $38,813
          Office buildings....................    29,619        11,220           18,399
          Retail buildings....................     7,339         2,315            5,024
          Land development....................     4,164         3,201              963
          Land leases.........................     7,414         1,037            6,377
                                                --------       -------          -------
                                                  99,186        29,610           69,576
                                                --------       -------          -------
        Land holdings
          Developable properties..............     3,133         3,967             (834)
          Natural resources...................       911         2,374           (1,463)
          Properties held for sale............     1,202         3,798           (2,596)
                                                --------       -------          -------
                                                   5,246        10,139           (4,893)
                                                --------       -------          -------
                                                $104,432       $39,749          $64,683
                                                ========       =======          =======

                        CATELLUS DEVELOPMENT CORPORATION

                                                                            EXCESS OF RENTS
                                                 RENTAL       PROPERTY       OVER PROPERTY
                                                REVENUE    OPERATING COSTS  OPERATING COSTS
                                                --------   ---------------  ---------------
        1993
        Income producing properties
          Industrial buildings................  $ 51,003       $12,113          $38,890
          Office buildings....................    28,470        11,063           17,407
          Retail buildings....................     6,748         2,298            4,450
          Land development....................     5,010         2,939            2,071
          Land leases.........................     8,362         1,381            6,981
                                                --------       -------          -------
                                                  99,593        29,794           69,799
                                                --------       -------          -------
        Land holdings
          Developable properties..............     3,493         3,916             (423)
          Natural resources...................     3,352         3,981             (629)
          Properties held for sale............     3,106         3,808             (702)
                                                --------       -------          -------
                                                   9,951        11,705           (1,754)
                                                --------       -------          -------
                                                $109,544       $41,499          $68,045
                                                ========       =======          =======


NOTE 10.  PROPERTY SALES

     The Company's sales consist of the following (in thousands):

                                                         1995        1994        1993
                                                        -------     -------     -------
        Non-strategic land
          Sales.......................................  $62,199     $32,298     $26,444
          Cost of sales...............................   29,410      22,024      15,993
                                                        -------     -------     -------
                  Gain................................  $32,789     $10,274     $10,451
                                                        =======     =======     =======
        Development properties
          Sales.......................................  $ 3,224     $    --     $    --
          Cost of sales...............................    2,271          --          --
                                                        -------     -------     -------
                  Gain................................  $   953     $    --     $    --
                                                        =======     =======     =======
        Buildings
          Sales.......................................  $    --     $21,330     $30,157
          Cost of sales...............................       --      18,411      21,547
                                                        -------     -------     -------
                  Gain................................  $    --     $ 2,919     $ 8,610
                                                        =======     =======     =======
        Ground leases
          Sales.......................................  $    --     $   142     $15,968
          Cost of sales...............................       --          28       1,864
                                                        -------     -------     -------
                  Gain................................  $    --     $   114     $14,104
                                                        =======     =======     =======
        Total
          Sales.......................................  $65,423     $53,770     $72,569
          Cost of sales...............................   31,681      40,463      39,404
                                                        -------     -------     -------
                  Gain................................  $33,742     $13,307     $33,165
                                                        =======     =======     =======

                        CATELLUS DEVELOPMENT CORPORATION

NOTE 11. LITIGATION, ENVIRONMENTAL AND RESTRUCTURING COSTS



     Litigation, environmental and restructuring costs are summarized as follows (in thousands):



                                                                1995        1994         1993
                                                               -------     -------     --------
Litigation recovery (accrual)................................  $ 6,450     $    --     $ (8,300)
Environmental (expense) recovery, net........................   (7,411)        246       (4,337)
Restructuring costs..........................................       --      (3,100)          --
                                                               -------     -------     --------
                                                               $  (961)    $(2,854)    $(12,637)
                                                               =======     =======     ========



     See further discussion regarding litigation and environmental matters at
Note 15.



NOTE 12. OTHER, NET



     Other income (expense) is summarized as follows (in thousands):



                                                                 1995        1994        1993
                                                                -------     ------     --------
Interest income...............................................  $ 3,769     $3,739     $  4,120
Conversion of debenture.......................................       --         --      (29,552)
All other.....................................................     (533)        84          140
                                                                 ------     ------      -------
                                                                $ 3,236     $3,823     $(25,292)
                                                                =======     ======     ========



NOTE 13. EMPLOYEE BENEFIT AND STOCK OPTION PLANS


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

                        CATELLUS DEVELOPMENT CORPORATION

     Transactions under these plans during 1994 and 1995 are summarized below:

                                                                                        EXECUTIVE
                                                                   STOCK OPTION           STOCK
                                              SUBSTITUTE PLAN          PLANS           OPTION PLAN
                                              ---------------     ---------------     --------------
Outstanding at December 31, 1993............          385,155              74,000          1,036,000
Granted.....................................               --              18,000          2,088,500
Expired.....................................         (257,435)             40,500          1,524,000
                                                    ---------           ---------        -----------
Outstanding at December 31, 1994............          127,720              51,500          1,600,500
Granted.....................................               --             205,886          1,099,330
Expired.....................................           (2,414)             (9,500)          (195,500)
                                                    ---------           ---------        -----------
Outstanding at December 31, 1995............          125,306             247,886          2,504,330
                                                    ---------           ---------        -----------
                                                    ---------           ---------        -----------
Exercise price range at December 31, 1995...  $10.70 - $19.18     $5.475 - $12.25     $5.58 - $13.78
Exercisable at December 31, 1995............          125,306              35,625            116,000
Available for grant at December 31, 1995....               --             252,114          1,745,670

     The Company intends to adopt the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" beginning in 1996.


NOTE 14. CAPITAL STOCK


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

                        CATELLUS DEVELOPMENT CORPORATION

NOTE 15. COMMITMENTS AND CONTINGENCIES


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

                        CATELLUS DEVELOPMENT CORPORATION

NOTE 16. SUBSEQUENT EVENT


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


                                                              1995                                     1994
                                             --------------------------------------   ---------------------------------------
                                              FIRST    SECOND     THIRD     FOURTH     FIRST     SECOND     THIRD     FOURTH
                                             -------   -------   -------   --------   --------   -------   -------   --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Rental revenues............................  $26,898   $26,831   $27,181   $ 27,158   $ 25,933   $26,899   $25,448   $ 26,152
Property operating costs...................   (9,166)   (9,685)   (9,535)   (11,190)   (10,026)   (9,510)   (9,993)   (10,220)
Gain on sales of property..................    5,574     1,626     1,702     24,840        155     4,929     7,280        943
General and administrative expense.........   (3,869)   (2,935)   (3,115)    (1,922)    (4,590)   (3,397)   (3,952)    (3,611)
Interest expense...........................   (6,453)   (6,687)   (6,413)    (6,204)    (6,483)   (6,020)   (5,499)    (6,669)
Depreciation and amortization..............   (7,053)   (6,810)   (6,766)    (7,361)    (7,240)   (7,202)   (7,046)    (7,089)
Adjustment to carrying value of property...       --        --        --   (102,400)        --        --        --    (24,100)
Litigation, environmental and restructuring
  costs....................................     (657)     (877)     (642)     1,215      2,274      (560)     (387)    (4,181)
Other, net.................................    3,672     3,811     2,249      2,463      2,528     6,342     2,012      3,074
Net income (loss)..........................    5,358     3,143     2,756    (44,259)     1,469     6,598     5,035    (15,549)
Net income (loss) per common share.........  $  (.01)  $  (.04)  $  (.04)  $   (.69)  $   (.06)  $   .01   $  (.01)  $   (.30)

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

PRICE WATERHOUSE LLP

San Francisco, California
February 12, 1996

                        CATELLUS DEVELOPMENT CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                         -----------------------
                                            BALANCE AT   CHARGED TO   CHARGED TO
                                            BEGINNING    COSTS AND      OTHER                   BALANCE AT
                                             OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS   END OF YEAR
                                            ----------   ----------   ----------   ----------   -----------
YEAR ENDED DECEMBER 31, 1993
  Allowance for doubtful receivables......    $3,349       $   50       $   --     $ 1,511(1)     $ 1,888
  Reserve for abandoned projects..........       404          732           --         852(2)         284
  Reserve for environmental costs.........     3,836        2,272          143         632(3)       5,619
YEAR ENDED DECEMBER 31, 1994
  Allowance for doubtful receivables......     1,888        1,001           --       1,026(1)       1,863
  Reserve for abandoned projects..........       284          732           --          39(2)         977
  Reserve for environmental costs.........     5,619          890        1,886             --       8,395
YEAR ENDED DECEMBER 31, 1995
  Allowance for doubtful receivables......     1,863          504           --         616(1)       1,751
  Reserve for abandoned projects..........       977          407           --          38(2)       1,346
  Reserve for environmental costs.........     8,395        5,389           --           5(3)      13,779

- ---------------

Notes:

(1) Balances written off as uncollectible.

(2) Costs of unsuccessful projects written off.

(3) Environmental costs incurred.

                        CATELLUS DEVELOPMENT CORPORATION

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                                                             GROSS AMOUNT AT WHICH
                                                                 COST CAPITALIZED                   CARRIED
                                         INITIAL COST TO            SUBSEQUENT                 AT CLOSE OF PERIOD
                                            CATELLUS              TO ACQUISITION                  (1)(2)(3)(4)
                                     -----------------------  -----------------------  ----------------------------------
                                                BUILDINGS &                  CARRYING            BUILDINGS &
     DESCRIPTION       ENCUMBRANCES    LAND     IMPROVEMENTS  IMPROVEMENTS    COSTS      LAND    IMPROVEMENTS    TOTAL
- ---------------------- ------------  --------   ------------  ------------   --------  --------  ------------  ----------
Income Producing
  Properties:
  Mission Bay, San
    Francisco, CA.....   $     --    $ 80,587(6)   $  3,952     $ (4,713)(7) $ 59,282  $ 80,587    $ 58,521    $  139,108
  Other properties
    less than 5% of
    total.............    456,565     150,018       43,191       502,133      144,422   150,018     689,746       839,764
                         --------    --------      -------      --------     --------  --------    --------    ----------
                          456,565     230,605       47,143       497,420      203,704   230,605     748,267       978,872
                         --------    --------      -------      --------     --------  --------    --------    ----------
Land Holdings.........     29,690     152,796       11,697        44,758       30,872   152,796      87,327       240,123
                         --------    --------      -------      --------     --------  --------    --------    ----------
Total.................   $486,255    $383,401     $ 58,840      $542,178     $234,576  $383,401    $835,594    $1,218,995
                         ========    ========      =======      ========     ========  ========    ========    ==========


                                                              LIFE ON WHICH
                                                               DEPRECIATION
                                                                IN LATEST
                                        DATE OF                   INCOME
                        ACCUMULATED  COMPLETION OF    DATE     STATEMENT IS
     DESCRIPTION        DEPRECIATION CONSTRUCTION   ACQUIRED     COMPUTED
- ----------------------  -----------  -------------  --------  --------------
Income Producing
  Properties:
  Mission Bay, San
    Francisco, CA.....   $   2,527      N/A         various         (5)
  Other properties
    less than 5% of
    total.............     171,021    various       various         (5)
                          --------
                           173,548
                          --------
Land Holdings.........       3,764      N/A         various         (5)
                          --------
Total.................   $ 177,312
                          ========

- ---------------

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

(7) Net incremental revenues.

                        CATELLUS DEVELOPMENT CORPORATION

                          ATTACHMENT A TO SCHEDULE III
          RECONCILIATION OF COST OF REAL ESTATE AT BEGINNING OF PERIOD
                          WITH TOTAL AT END OF PERIOD
                                 (IN THOUSANDS)

                                                           1995          1994          1993
                                                         ---------     ---------     ---------
Balance at January 1...................................  $1,276,955    $1,259,803    $1,276,334
                                                         ---------     ---------     ---------
  Additions during period:
     Acquisitions through foreclosure..................         --            --           523
     Other acquisitions................................      9,326            --            15
     Improvements......................................     58,967        71,096        57,360
     Reclassification from other accounts..............        270           591            --
                                                         ---------     ---------     ---------
          Total additions..............................     68,563        71,687        57,898
                                                         ---------     ---------     ---------
  Deductions during period:
     Cost of real estate sold..........................     23,716        39,883        34,554
     Other:
       Write-down of properties to estimated
          net realizable value.........................    102,400        11,800        32,500
       Direct write-off of costs.......................         --            --         1,261
       Contribution to joint venture...................         --         2,120            --
       Write-down of property due to purchase
          price adjustments............................         --            --         2,796
       Reclassification due to demolition..............         --            --         1,952
       Reclassification to personal property and other
          accounts.....................................         --            --           217
       Increase reserve for abandoned projects.........        407           732           732
       Other...........................................         --            --           417
                                                         ---------     ---------     ---------
          Total deductions.............................    126,523        54,535        74,429
                                                         ---------     ---------     ---------
Balance at December 31.................................  $1,218,995    $1,276,955    $1,259,803
                                                         =========     =========     =========

             RECONCILIATION OF REAL ESTATE ACCUMULATED DEPRECIATION
               AT BEGINNING OF PERIOD WITH TOTAL AT END OF PERIOD
                                 (IN THOUSANDS)

                                                               1995         1994         1993
                                                             --------     --------     --------
Balance at January 1.......................................  $154,002     $133,923     $113,055
                                                             --------     --------     --------
Additions during period:
  Charged to expense.......................................    24,342       24,706       26,850
                                                             --------     --------     --------
  Deductions during period:
     Cost of real estate sold..............................       795        4,549        4,030
     Other.................................................       237           78        1,952
                                                             --------     --------     --------
          Total deductions.................................     1,032        4,627        5,982
                                                             --------     --------     --------
Balance at December 31.....................................  $177,312     $154,002     $133,923
                                                             ========     ========     ========