Form 10-Q/A
period 1996-03-31
CATELLUS DEVELOPMENT CORP
filed 1996-08-02
CIK 865937

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-Q/A

                            ------------------------


                                AMENDMENT NO. 1


                                       TO

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996              Commission file number 0-18694

                              CATELLUS DEVELOPMENT
                                  CORPORATION
             (Exact name of registrant as specified in its charter)

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of April 15, 1996, there were 74,498,921 issued and outstanding shares of the registrant's common stock, $.01 par value per share.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        CATELLUS DEVELOPMENT CORPORATION

                                     INDEX

                                                                                     PAGE NO.
                                                                                     --------
 PART I.  FINANCIAL INFORMATION
  Item 1.   Financial Statements
            Consolidated Balance Sheet at March 31, 1996 and December 31, 1995.....      2
            Consolidated Statement of Operations for the three months ended March
            31, 1996 and 1995......................................................      3
            Consolidated Statement of Cash Flows for the three months ended March
            31, 1996 and 1995......................................................      4
            Notes to Consolidated Financial Statements.............................      5
  Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.............................................      8
PART II.   OTHER INFORMATION.......................................................     15
SIGNATURES.........................................................................     16

                        CATELLUS DEVELOPMENT CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                     MARCH 31,      DECEMBER 31,
                                                                        1996            1995
                                                                     ----------     ------------
                                                                             (UNAUDITED)
ASSETS
  Properties.......................................................  $1,201,695      $1,191,679
  Less accumulated depreciation....................................    (191,244)       (184,228)
                                                                     ----------      ----------
                                                                      1,010,451       1,007,451
  Other assets and deferred charges................................      46,802          44,530
  Notes receivable.................................................       5,695           7,550
  Accounts receivable, less allowances.............................      10,642          10,330
  Cash and cash equivalents........................................      23,574          27,743
                                                                     ----------      ----------
          Total....................................................  $1,097,164      $1,097,604
                                                                     ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Mortgage and other debt..........................................  $  491,131      $  496,180
  Accounts payable and accrued expenses............................      34,756          33,913
  Deferred credits and other liabilities...........................      38,272          34,367
  Deferred income taxes............................................      91,445          90,270
                                                                     ----------      ----------
          Total liabilities........................................     655,604         654,730
                                                                     ----------      ----------
  Commitments and contingencies (Note 8)
  Stockholders' equity
     Preferred stock...............................................     322,500         322,500
     Common stock -- 74,498 and 72,967 shares issued at March 31,
      1996 and December 31, 1995...................................         745             730
     Paid-in capital...............................................     198,410         196,525
     Accumulated deficit...........................................     (80,095)        (76,881)
                                                                     ----------      ----------
     Total stockholders' equity....................................     441,560         442,874
                                                                     ----------      ----------
          Total....................................................  $1,097,164      $1,097,604
                                                                     ==========      ==========


                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          --------------------
                                                                            1996        1995
                                                                          --------     -------
                                                                              (UNAUDITED)
Rental revenues.........................................................  $ 29,272     $26,898
Property operating costs................................................   (11,285)     (8,892)
Gain on sales of property...............................................     3,087       5,574
Equity in earnings of joint ventures....................................     1,390       1,943
Management and development fee income...................................       403         407
General and administrative expense......................................    (2,060)     (3,869)
Interest expense........................................................   (10,939)     (6,453)
Depreciation and amortization...........................................    (7,672)     (7,053)
Litigation, environmental and restructuring.............................       900        (931)
Other, net..............................................................      (201)      1,322
                                                                          --------     --------
Income before income taxes..............................................     2,895       8,946
Income taxes............................................................     1,181       3,588
                                                                          --------     --------
Net income..............................................................     1,714       5,358
  Preferred stock dividends.............................................     5,953       5,953
                                                                          --------     --------
  Net loss applicable to common stockholders............................  $ (4,239)    $  (595)
                                                                          ========     ========
  Net loss per share of common stock....................................  $  (0.06)    $ (0.01)
                                                                          ========     ========
  Average number of common shares outstanding...........................    73,254      72,967
                                                                          ========     ========


                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                            1996        1995
                                                                           -------     -------
                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................................  $ 1,714     $ 5,358
  Non-cash items included in net income:
  Depreciation and amortization..........................................    7,672       7,053
  Deferred income taxes..................................................    1,175       3,276
  Amortization of deferred loan fees and other costs.....................      788         642
  Equity in earnings of joint ventures...................................   (1,390)     (1,943)
  Cost of land sold......................................................    2,165         530
  Other -- net...........................................................    1,588       1,082
  Changes in operating assets and liabilities............................      162      (1,637)
                                                                           -------     -------
Net cash provided by operating activities................................   13,874      14,361
                                                                           -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...................................................   (7,056)    (13,332)
  Distributions from/contributions to joint ventures, net................       --       1,463
  Reduction in short-term investments and restricted cash................       --      25,271
                                                                           -------     -------
Net cash (used for) provided by investing activities.....................   (7,056)     13,402
                                                                           -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings.............................................................    3,894       1,603
  Repayment of borrowings................................................   (8,943)     (2,293)
  Dividends paid.........................................................   (5,953)     (5,953)
  Proceeds from issuance of common stock.................................       15          --
                                                                           -------     -------
Net cash used for financing activities...................................  (10,987)     (6,643)
                                                                           -------     -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.....................   (4,169)     21,120
Cash and cash equivalents at beginning of period.........................   27,743      16,920
                                                                           -------     -------
Cash and cash equivalents at end of period...............................  $23,574     $38,040
                                                                           =======     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest (net of amount capitalized)................................  $10,101     $ 5,744
     Income taxes........................................................  $   225     $    --


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

NOTE 5.  MORTGAGE AND OTHER DEBT

     Mortgage and other debt at March 31, 1996 and December 31, 1995 is summarized as follows (in thousands):

                                                                MARCH   31,      DECEMBER 31,
                                                                   1996             1995
                                                                 --------       ------------
    First mortgage loan -- Prudential..........................  $265,277        $  267,260
    First mortgage loans.......................................    70,455            70,770
    Intermediate term loans -- secured.........................    71,800            71,800
    Construction loans -- secured..............................    50,528            52,851
    Assessment district bonds..................................    23,146            23,283
    Term loan -- unsecured.....................................     7,000             7,000
    Other loans................................................     2,925             3,216
                                                                 --------          --------
              Total mortgage and other debt....................  $491,131        $  496,180
                                                                 ========          ========
    Due in one year............................................  $ 82,727        $   85,094
                                                                 ========          ========

                        CATELLUS DEVELOPMENT CORPORATION

     Interest costs relating to mortgage and other debt for the three months ended March 31, 1996 and 1995 are summarized as follows (in thousands):


                                                                  THREE MONTHS ENDED MARCH
                                                                             31,
                                                                 ---------------------------
                                                                   1996             1995
                                                                 --------       ------------
    Gross interest incurred....................................  $ 11,204        $   12,214
    Interest capitalized.......................................      (265)           (5,761)
                                                                 ----------      ----------
    Interest expense...........................................  $ 10,939        $    6,453
                                                                 ==========      ==========


NOTE 6.  PROPERTIES

     Net book value by property type at March 31, 1996 and December 31, 1995 consisted of the following (in thousands):


                                                               MARCH 31,        DECEMBER 31,
                                                                  1996              1995
                                                               ----------       ------------
    Income producing properties:
      Industrial buildings...................................  $  276,191        $  279,838
      Office buildings.......................................     112,022           113,095
      Retail buildings.......................................      83,740            84,595
      Land development.......................................     318,667           317,727
      Land leases............................................      10,063            10,069
                                                               ----------        ----------
                                                                  800,683           805,324
                                                               ----------        ----------
    Land holdings:
      Developable properties.................................     155,587           150,339
      Natural resources......................................       1,786             1,788
      Properties held for sale...............................      82,342            84,232
                                                               ----------        ----------
                                                                  239,715           236,359
                                                               ----------        ----------
    Other (including proportionate share of joint venture's
      net deficits of $37,540 and $41,066)...................    (29,947)           (34,232)
                                                               ----------        ----------
                                                               $1,010,451        $1,007,451
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

     Inherent in the operations of the real estate business is the possibility that environmental pollution conditions may relate to properties owned or previously owned. The Company may be required in the future to take action to correct or reduce the environmental effects of prior disposal or release of hazardous substances by third parties, the Company, or its corporate predecessors. Future environmental costs are difficult to

                        CATELLUS DEVELOPMENT CORPORATION
estimate due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent to which such costs are recoverable from insurance.

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

     - During the first quarter of 1996, the Company reduced its total debt by a net $5 million. This net reduction represents the difference between $8.9 million of principal reductions on existing borrowings and $3.9 million of new borrowings which funded the construction of pre-leased industrial buildings. It is expected that the debt service on the new borrowings will be covered by the cash flow from the completed buildings; therefore, the Company's future operations should be improved by the interest savings on the $8.9 million of principal reductions.

     - The Company continues to place a greater emphasis on increasing its development and fee development businesses. During the first quarter of 1996, the Company commenced construction on approximately 345,000 square feet of new development, and signed leases for new development totaling 300,000 square feet for which construction will commence in the second quarter of 1996. The Company has established a goal of three million square feet of construction starts and/or signed leases for new industrial space by December 31, 1996. In March 1996, the Company acquired The Akins Companies to better position itself to pursue existing residential development opportunities on certain of its land holdings, as well as to pursue fee development opportunities on land not currently owned by the Company.

     - The Company also continues to place a greater emphasis on increasing its third party management business. In January 1996, the Company announced a five-year contract to manage the non-railroad real estate assets for the Burlington Northern Santa Fe Corporation.

     - The Company has an ongoing strategy to undertake a review of its major land development projects with the goal of increasing profitability, minimizing up front capital requirements and shortening the time required to develop the properties. As a result of this review, the decision was made to modify certain of the entitlements, abandon others and sell one property that management believed could not be developed in a reasonable time frame. It is management's expectation that these decisions will both accelerate the time frame in which the projects will be developed and minimize the up front cash requirements associated with development.

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

RESULTS OF OPERATIONS


  Comparison of three months ended March 31, 1996 and 1995


     The more significant changes in rental revenue and property operating costs are summarized below ( in millions):


                                                                   CHANGE
                                                            ---------------------
                                                                        PROPERTY
                                                            RENTAL      OPERATING
                                                            REVENUE       COSTS
                                                            -------     ---------
Industrial buildings......................................   $ 0.6        $ 0.6
Retail buildings..........................................     0.5          0.4
Office buildings..........................................    (0.3)         0.3
Other income producing properties.........................     1.8          1.2
Land holdings.............................................    (0.2)        (0.1)
                                                             -----        -----
  Total change............................................   $ 2.4        $ 2.4
                                                             =====        =====



     The increase in revenue from industrial buildings was primarily attributable to five new buildings totaling 481,000 square feet that were completed in 1995 ($435,000). Operating costs for the industrial portfolio increased due to higher maintenance and repairs. The increase in revenue and costs for retail buildings was due to the fact that the East Baybridge shopping center, completed in late 1994, was more fully leased in the first quarter of 1996 than in the first quarter of 1995. Rental revenue for the Company's office portfolio decreased $261,000 due to the expiration of an above market lease in one building. In addition, the Company's operating costs for its office portfolio increased $300,000 due to increased property taxes primarily resulting from the reassessment of a building.



     The increase in revenue and costs from other income producing properties resulted in large part from the Company's December 31, 1995 announcement that it would discontinue the practice of capitalizing revenue and operating costs (as well as interest expense) for Mission Bay and certain other properties because the related entitlements are not complete and development has not commenced. Rental revenue and property operating cost increases attributable to these properties were $1.5 million and $1.2 million, respectively, in the first quarter of 1996.



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


     Litigation, environmental and restructuring improved $1.8 million. The $0.9 million income in the first quarter of 1996 represents monies received from settlement proceeds in an environmental matter, with no offsetting costs being incurred. The $0.9 million expense in the first quarter of 1995 represents actual costs incurred in regard to operating properties.



     Other, net decreased $1.5 million. This decrease was a result of lower interest income of $0.9 million and $0.6 million of costs incurred in regard to the acquisition of the Akins Companies on March 15, 1996 (see Note 4.)


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



     The following table (in thousands) summarizes the Company's deficit from property operations, development and management activities, after adjustment for general and administrative expense, fixed charges and leasing costs. The Company believes that this presentation is meaningful in order to understand its progress in achieving its goal of eliminating the indicated deficits by the fourth quarter of 1996.



                                                                               MARCH 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                                                              (UNAUDITED)
Property operations, development and management activities
  Rental revenues......................................................  $ 29,272     $ 26,898
  Property operating costs.............................................   (11,285)      (8,892)
  Distribution from joint ventures.....................................        --        1,463
  Management and development fee income................................       403          407
                                                                         --------     --------
                                                                           18,390       19,876
                                                                         --------     --------
General and administrative expense.....................................    (2,060)      (3,869)
                                                                         --------     --------
Fixed charges -- interest and dividends
  Total interest costs, net of interest income.........................   (10,795)     (10,902)
  Preferred dividends..................................................    (5,953)      (5,953)
  Add back non-cash components of interest expense.....................       816          708
                                                                         --------     --------
                                                                          (15,932)     (16,147)
                                                                         --------     --------
Leasing costs
  Depreciation on tenant improvements..................................    (1,854)      (1,870)
  Amortization of lease commissions....................................      (635)        (646)
                                                                         --------     --------
                                                                           (2,489)      (2,516)
                                                                         --------     --------
Deficit from property operations, development and management activities after adjustment for general and administrative expense, fixed
  charges and leasing costs............................................  $ (2,091)    $ (2,656)
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

  Cash flow from investing activities


     Net cash flow used for investing activities reflected in the statement of cash flows decreased $20.5 million from 1995 to 1996. The decrease in 1996 is primarily attributable to a decrease in capital expenditures of $6.3 million and the fact that 1995 includes conversion of short-term commercial paper and government securities into cash and cash equivalents of $25.3 million. Capital expenditures totaling $7.1 million and $13.3 million in the first three months of 1996 and 1995 include capitalized interest and property taxes totaling $.3 million and $6.4 million. As of March 31, 1996, the Company has 985,000 square feet of new development under construction and 300,000 square feet under contract, but not yet started.


  Cash flow from financing activities


     Net cash used for financing activities reflected in the statement of cash flows for the first three months of 1996 was $11 million compared to $6.6 million for the 1995 period. This net increase of $4.4 million is the result of principal reductions on existing borrowings above the recurring amortization repayments in accordance with the corporate goal of reducing debt, offset by borrowings attributable to increased development activity.


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


  Capital Commitments



     At March 31, 1996, the Company had $16.8 million in capital expenditure commitments. $11.6 million of these commitments relate to four build-to-suit construction contracts.


  Cash balances and available borrowings

     At March 31, 1996, cash and cash equivalents totaled $23.6 million. In addition, the Company had available $82.5 million under its construction facilities, $.5 million under its secured term loan facilities, and $48 million under its unsecured revolving facility.


     The Company's short-term liquidity requirements will essentially be provided from three sources: operating income from recurring sources, proceeds from land sales, and development and management fee income. As indicated above, the Company has available a $48 million unsecured revolving line of credit and various construction lines of credit. Additionally, the Company will utilize third party borrowing for development projects to the extent practical.



     Long-term liquidity requirements will be met from the sources indicated above, with anticipated improved operating results from recurring sources due to planned debt reductions, as discussed previously.

ENVIRONMENTAL MATTERS


     Many of the Company's properties are in urban and industrial areas and may have been leased to or previously owned by commercial and industrial tenants which may have discharged hazardous materials. The Company incurs on-going environmental remediation costs, including clean-up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean-up, litigation defense and the pursuit of responsible third parties. Costs incurred in connection with operating properties and properties previously sold are expensed. At March 31, 1996, management has provided a reserve of $13.9 million for such costs. These costs are expected to be incurred over an estimated ten-year period, with a substantial portion incurred over the next five years.


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

RISK FACTORS


     It is the Company's belief that this quarterly report on Form 10-Q may contain statements which, to the extent that they are not recitations of historical fact, may constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. All forward looking statements involve risks and uncertainties. Any forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. Factors that most typically impact the Company's operating results include (i) changes in general economic conditions in regions in which the Company's projects are located, (ii) the availability and cost of capital and project financing, (iii) the receipt of government approvals and entitlements for development projects, (iv) land and building material costs, (v) supply and demand for office, industrial and residential space, (vi) competition from other property managers, (vii) liability for environmental remediation at the Company's properties, (viii) ability to sell non-strategic land assets, and (ix) ability to increase development fees. For discussions identifying other important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, see the Company's Securities and Exchange Commission filings; "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q and the Company's Form 10-K for the year ended December 31, 1995, and Note 8 to the Consolidated Financial Statements included in Form 10-Q and Note 15 to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1995.

ADDITIONAL INFORMATION

     The Company believes that the following additional information is helpful in understanding its property operations, development and sales activities.


                                                                            AS OF OR FOR THE
                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
Property operating income by property type (in thousands)(1)
  Income producing properties
     Industrial buildings................................................  $10,237     $10,243
     Office buildings....................................................    4,349       4,933
     Retail buildings....................................................    2,091       2,053
     Land development....................................................      794         341
     Ground leases.......................................................    1,575       1,380
                                                                           -------     -------
                                                                            19,046      18,950
                                                                           -------     -------
  Land holding costs
     Developable properties..............................................     (419)        (70)
     Natural resources...................................................     (186)       (283)
     Properties held for sale............................................     (454)       (591)
                                                                           -------     -------
                                                                            (1,059)       (944)
                                                                           -------     -------
       Total.............................................................  $17,987     $18,006
                                                                           =======     =======

- ---------------

(1) Represents rental revenue less property operating costs.



Building owned and leasing statistics (at quarter-end)
(square feet in thousands)
  Industrial buildings
     Square feet owned.....................................................  11,424     10,985
     Square feet leased....................................................  11,158     10,306
     Percent leased........................................................    97.7%      93.8%
  Office buildings
     Square feet owned.....................................................   1,682      1,687
     Square feet leased....................................................   1,519      1,546
     Percent leased........................................................    90.3%      91.6%
  Retail buildings
     Square feet owned.....................................................     928        840
     Square feet leased....................................................     865        837
     Percent leased........................................................    93.2%      99.6%
  Land development(1)
     Square feet owned.....................................................   1,240        100
     Square feet leased....................................................   1,133        100
     Percent leased........................................................    91.4%     100.0%

  Total
     Square feet owned.....................................................  15,274     13,612
     Square feet leased....................................................  14,675     12,789
     Percent leased........................................................    96.1%      94.0%

- ---------------

(1) Increase due to the inclusion of Mission Bay which was previously excluded due to capitalization of revenue and expenses.



                                                                           AS OF OR FOR THE
                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
Development (square feet in thousands)
  Construction and completion
     Under construction, beginning of period...........................   640,028      337,136
     Construction starts...............................................   345,397      267,718
     Completion........................................................        --           --
                                                                         --------     --------
     Under construction, end of period.................................   985,425      604,854
                                                                         ========     ========
  Development under contract, not started..............................   302,000           --
                                                                         ========     ========
Sales (in thousands)
  Closed sales
     Non-strategic land................................................  $  6,220     $  8,215
     Development properties............................................        --           --
     Buildings.........................................................        --           --
     Ground leases.....................................................        --           --
                                                                           ------       ------
          Total........................................................  $  6,220     $  8,215
                                                                           ======       ======



                                                                         MARCH 31,   DECEMBER 31,
                                                                           1996         1995
                                                                         --------    -----------
Backlog -- sales under contract
     Non-strategic land................................................  $ 30,376     $ 23,585
     Developed properties..............................................    13,600       13,600
     Ground leases.....................................................     7,500        7,500
                                                                           ------       ------
          Total........................................................  $ 51,476     $ 44,685
                                                                           ======       ======

                          PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS


         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



         Exhibit No. 27 Financial Data Schedule(1)

- ---------------


(1) Incorporated by reference to Exhibit of the same number on the Form 10-Q for the quarter ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CATELLUS DEVELOPMENT CORPORATION


Date  August 1, 1996                         By /s/ STEPHEN P. WALLACE
                                                ---------------------------
                                                Stephen P. Wallace
                                                Senior Vice President and
                                                Chief Financial Officer


Date  August 1, 1996                         By /s/ PAUL A. LOCKIE
                                                ---------------------------
                                                Paul A. Lockie
                                                Vice President and Controller

                                 EXHIBIT INDEX


EXHIBIT
  NO.                                             DESCRIPTION
- -------       ------------------------------------------------------------------------------------
   27     --  Financial Data Schedule (Article 5 of Regulation S-X)(1)



(1) Incorporated by reference to Exhibit of the same number on the Form 10-Q for the quarter ended March 31, 1996.