Form 10-Q
period 1996-06-30
CATELLUS DEVELOPMENT CORP
filed 1996-08-14
CIK 865937

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                           -------------------------

                                 FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 1996        COMMISSION FILE NUMBER 0-18694


                             CATELLUS DEVELOPMENT
                                  CORPORATION
            (Exact name of registrant as specified in its charter)

          DELAWARE                                94-2953477
 (State or other jurisdiction of               (IRS Employer
  incorporation or organization)              Identification No.)


                              201 MISSION STREET
                        SAN FRANCISCO, CALIFORNIA 94105
             (Address of principal executive offices and zip code)

              Registrant's telephone number, including area code:
                                (415) 974-4500


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ----  ----

   As of July 15, 1996, there were 74,508,125 issued and outstanding shares of the registrant's common stock, $.01 par value per share.

================================================================================

                       CATELLUS DEVELOPMENT CORPORATION

                                 INDEX

                                                                                               PAGE NO.
                                                                                               --------
PART I.  FINANCIAL INFORMATION
     Item 1.    Financial Statements (unaudited)
                Consolidated Balance Sheet at June 30, 1996 and December 31, 1995...............   2
                Consolidated Statement of Operations for the three months  and
                 six months ended June 30, 1996 and 1995........................................   3
                Consolidated Statement of Cash Flows for the six months ended
                 June 30, 1996 and 1995.........................................................   4
                Notes to Consolidated Financial Statements......................................   5

     Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations............................................   8

PART II.  OTHER INFORMATION.....................................................................  18

SIGNATURES......................................................................................  19


PART I.  FINANCIAL INFORMATION


                       CATELLUS DEVELOPMENT CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)

                                                             JUNE 30,        DECEMBER 31,
                                                              1996              1995
                                                            ----------       ------------
                                                                    (Unaudited)
Assets
   Properties ..........................................     $1,196,676       $1,191,679
   Less accumulated depreciation .......................       (197,743)        (184,228)
                                                             ----------       ----------
                                                                998,933        1,007,451

   Other assets and deferred charges....................         46,763           44,530
   Notes receivable ....................................          5,196            7,550
   Accounts receivable, less allowances ................         10,930           10,330
   Cash and cash equivalents ...........................         17,891           27,743
                                                             ----------       ----------
             Total .....................................     $1,079,713       $1,097,604
                                                             ==========       ==========

Liabilities and stockholders' equity
   Mortgage and other debt .............................     $  463,503       $  496,180
   Accounts payable and accrued expenses ...............         36,944           33,913
   Deferred credits and other liabilities ..............         37,585           34,367
   Deferred income taxes ...............................         97,222           90,270
                                                             ----------       ----------
             Total liabilities .........................        635,254          654,730
                                                             ----------       ----------

   Commitments and contingencies (Note 9)

   Stockholders' equity
      Preferred stock ..................................        322,500          322,500
      Common stock - 74,504 and 72,967 shares issued at
        June 30, 1996 and December 31, 1995 ............            745              730
      Paid-in capital ..................................        198,445          196,525
      Accumulated deficit ..............................        (77,231)         (76,881)
                                                             ----------       ----------
      Total stockholders' equity .......................        444,459          442,874
                                                             ----------       ----------
             Total .....................................     $1,079,713       $1,097,604
                                                             ==========       ==========

                See notes to consolidated financial statements.

                       CATELLUS DEVELOPMENT CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                           JUNE 30,                 JUNE 30,
                                                                    ---------------------    ---------------------
                                                                      1996        1995         1996       1995
                                                                    ---------   ---------    ---------   ---------
                                                                         (Unaudited)              (Unaudited)
Rental revenues..................................................    $ 30,780    $ 26,833     $ 60,052    $ 53,731

Property operating costs.........................................     (12,074)     (9,956)     (23,359)    (18,848)

Gain on sales of property........................................      13,927       1,625       17,014       7,199


Equity in earnings of joint ventures.............................       1,856       2,409        3,246       4,352

Management and development fee income............................         410         576          813         983

General and administrative expense...............................      (1,997)     (2,570)      (4,057)     (6,439)

Interest expense.................................................     (10,841)     (6,687)     (21,780)    (13,140)

Depreciation and amortization....................................      (7,432)     (6,811)     (15,104)    (13,864)

Litigation, environmental and restructuring......................          -         (603)         900      (1,534)

Other, net.......................................................         265         458           64       1,780
                                                                      -------    --------     --------    --------
Income before income taxes.......................................      14,894       5,274       17,789      14,220

Income taxes.....................................................       6,077       2,131        7,258       5,719
                                                                      -------    --------     --------    --------
Net income.......................................................       8,817       3,143       10,531       8,501

    Preferred stock dividends....................................       5,953       5,953       11,906      11,906
                                                                      -------    --------     --------    --------
    Net income (loss) applicable to common stockholders..........     $ 2,864    $ (2,810)    $ (1,375)   $ (3,405)
                                                                      =======    ========     ========    ========
    Net income (loss) per share of common stock..................     $  0.04    $  (0.04)    $  (0.02)   $  (0.05)
                                                                      =======    ========     ========    ========
    Average number of common shares outstanding..................      74,501      72,967       73,877      72,967
                                                                      =======    ========     ========    ========

                See notes to consolidated financial statements.

                       CATELLUS DEVELOPMENT CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                             ---------------------
                                                                               1996         1995
                                                                             --------     --------
                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...............................................................  $10,531     $ 8,501
   Non-cash items included in net income:
      Depreciation and amortization.........................................   15,104      13,864
      Deferred income taxes.................................................    6,953       5,192
      Amortization of deferred loan fees and other costs....................    1,635       1,311
      Equity in earnings of joint ventures..................................   (3,246)     (4,352)
      Cost of land sold.....................................................   25,242       1,869
      Gain on sale of investment and other properties.......................   (4,706)         -
      Other--net............................................................    2,386       2,294
   Changes in operating assets and liabilities..............................   (2,803)     (2,861)
                                                                              -------     -------
Net cash provided by operating activities...................................   51,096      25,818
                                                                              -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.....................................................  (28,765)    (27,359)
   Distributions from/contributions to joint ventures, net..................    3,704       2,638
   Net proceeds from sale of investment and other properties................    7,459          -
   Reduction in short-term investments and
     restricted cash........................................................       -       35,067
                                                                              -------     -------
Net cash (used in) provided by investing activities........................   (17,602)     10,346
                                                                              -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings...............................................................   13,655      48,173
   Repayment of borrowings..................................................  (45,141)    (50,353)
   Dividends paid...........................................................  (11,906)    (11,906)
   Proceeds from issuance of common stock...................................       46          -
                                                                              -------     -------
Net cash used in financing activities......................................   (43,346)    (14,086)
                                                                              -------     -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........................   (9,852)     22,078
Cash and cash equivalents at beginning of period............................   27,743      16,920
                                                                              -------     -------
Cash and cash equivalents at end of period..................................  $17,891     $38,998
                                                                              =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest (net of amount capitalized)..................................  $20,324     $11,397
      Income taxes..........................................................  $   355       $ 245

                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996



NOTE 1.  DESCRIPTION OF BUSINESS

     Headquartered in San Francisco, Catellus Development Corporation (the Company) is a full service real estate company that manages and develops real estate for its own account and others. The Company's portfolio of industrial, retail, residential and office projects, undeveloped land and joint venture interests are located in major markets in California and 10 other states. The Company's operating properties consist primarily of industrial facilities, along with a number of office and retail buildings located in California, Arizona, Illinois, Texas, Colorado and Oregon. The Company also has substantial undeveloped land holdings primarily in these same states.

NOTE 2.  INTERIM FINANCIAL DATA

     The accompanying consolidated financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the interim periods.

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

NOTE 4.  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents includes $7.5 million of proceeds from a June 1996 ground lease sale. These funds are being held in a separate cash account at a title company in order to preserve the Company's option of reinvesting the proceeds on a tax deferred basis.

NOTE 5.  ACQUISITION

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

NOTE 6.  MORTGAGE AND OTHER DEBT

     Mortgage and other debt at June 30, 1996 and December 31, 1995 is summarized as follows (in thousands):

                                         JUNE 30,    DECEMBER 31,
                                          1996          1995
                                        ---------    ------------
First mortgage loan - Prudential         $263,250      $267,260
First mortgage loans                       71,551        70,770
Intermediate term loans - secured          55,473        71,800
Construction loans - secured               41,730        52,851
Assessment district bonds                  21,574        23,283
Term loan - unsecured                       7,000         7,000
Other loans                                 2,925         3,216
                                         --------      --------
     Total mortgage and other debt       $463,503      $496,180
                                         ========      ========
Due in one year                          $112,249      $ 85,094
                                         ========      ========

     Interest costs relating to mortgage and other debt for the three months ended June 30, 1996 and 1995 are summarized as follows (in thousands):

                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                             JUNE 30,                  JUNE 30,
                                        --------------------     -------------------
                                          1996       1995         1996        1995
                                        --------    --------     -------   ---------
 Gross interest incurred                 $11,140     $12,299     $22,344    $ 24,513
 Interest capitalized                       (299)     (5,612)       (564)    (11,373)
                                         -------     -------     -------    --------
      Interest expense                   $10,841     $ 6,687     $21,780    $ 13,140
                                         =======     =======     =======    ========

NOTE 7.  PROPERTIES

     Net book value by property type at June 30, 1996 and December 31, 1995 consisted of the following (in thousands):

                                            JUNE 30,     DECEMBER 31,
                                              1996          1995
                                           ---------     ------------
Income producing properties:
      Industrial buildings                  $273,031      $  279,838
      Office buildings                       111,259         113,095
      Retail buildings                        84,040          84,595
      Land development                       318,937         317,727
      Land leases                              6,648          10,069
                                            --------      ----------
                                             793,915         805,324
                                            --------      ----------
 Land holdings:
      Developable properties                 164,942         150,339
      Natural resources                        1,784           1,788
      Properties held for sale                70,172          84,232
                                            --------      ----------
                                             236,898         236,359
                                            --------      ----------
 Other (including proportionate share
  of joint venture's net deficits of
  $39,386 and $41,066)                       (31,880)        (34,232)
                                            --------      ----------
                                            $998,933      $1,007,451
                                            ========      ==========

NOTE 8.  INCOME TAXES

     The Company's effective tax rate for the six months ended June 30, 1996 was 40.8%, a 0.6% increase over the Company's 40.2% rate for 1995 due to the effect of state income taxes.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

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

     Costs of environmental remediation incurred in connection with operating properties and properties previously sold are expensed. At June 30, 1996, management estimates that future costs for remediation of identified or suspected environmental contamination which will be treated as an expense will be approximately $13.7 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next ten years. Management also estimates that similar costs relating to the Company's properties to be developed or sold may range from $14 million to $40 million. These amounts will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years, or will be deferred and charged to cost of sales when the properties are sold. These estimates were developed based on extensive reviews which took place over several years based upon then prevailing law and identified site conditions. Because of the breadth of its portfolio, the Company is unable to review extensively each property on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies and the availability of other parties to pay some or all of such costs.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Form 10-K/A.

OVERVIEW

     Historically, the aggregate costs of holding and operating the Company's real estate assets and paying preferred stock dividends have exceeded revenue from property operations, development and management activities. In addition, the Company's cash requirements have been increased by the funds necessary to support the predevelopment and entitlement efforts for its major land development projects. The resulting cash flow deficits have been funded by borrowings, the issuance of preferred stock and the sale of assets sufficient to meet the Company's overall cash requirements.

     As described further under Liquidity and Financial Resources, the Company's short term financial goal is to eliminate the deficits resulting from interest, preferred stock dividends and leasing costs exceeding income from property operations, development and management activities by the fourth quarter of 1996. To do this, the Company has taken the following steps:

 .    In October 1995, the Company began the process of substantially increasing its asset sales activity, with the primary focus on its non-strategic land assets. Sale proceeds will be applied to a combination of debt reduction, in order to reduce interest costs, and reinvestment in activities that could generate increased operating earnings. Sales totaling $22.9 million closed in the first half of 1996 and the Company has now sold $70 million of non-strategic land in the nine months following the announcement of its goal.

 .    The Company closed $20.7 million of development property land sales in the second quarter of 1996. This included the $13.2 million May 1996 sale of a four acre parcel at Los Angeles Union Station to the Metropolitan Water District.

 .    During the second quarter of 1996, the Company reduced its total debt by a net $27.6 million. This net reduction represents the difference between $37.4 million of principal reductions on existing borrowings and $9.8 million of new borrowings which funded the construction of pre-leased industrial buildings and other development. Total net debt reduction since the beginning of 1995 through the second quarter of 1996 is $67.1 million ($114.8 million in debt repayment less $47.7 million of new borrowings.) It is expected that the debt service on new borrowings will be covered by the cash flow from the completed buildings; therefore, the Company's future operations should be improved by the interest savings on these principal reductions.

 .    The Company continues to place a greater emphasis on increasing its development and fee development businesses. During the first six months of 1996, the Company commenced construction on approximately 1,123,000 square feet of new development, and signed leases for new development totaling 639,000 square feet for which construction will commence in the second half of 1996. In March 1996, the Company acquired The Akins Companies to better position itself to pursue existing residential development opportunities on certain of its land holdings, as well as to pursue fee development opportunities on land not currently owned by the Company.

 .    The Company also continues to place a greater emphasis on increasing its third party management business. In January 1996, the Company announced a five-year contract to manage the non-railroad real estate assets for the Burlington Northern Santa Fe Corporation.

 .    The Company has an ongoing strategy to undertake a review of its major land development projects with the goal of increasing profitability, minimizing up front capital requirements and shortening the time required to develop the properties. As a result of these reviews, decisions are made to attempt to modify certain of the entitlements or to abandon or sell properties that management believes can not be developed in a reasonable time frame. It is management's expectation that these decisions will both accelerate the time frame in which the projects will be developed and minimize the up front cash requirements associated with development.

     The Company's long-term financial goal is to increase its return on stockholders' equity. In order to accomplish this, the Company will continue with the revenue enhancement and cost reduction initiatives discussed above and will seek opportunities to reduce its capital commitment to projects through joint ventures, where the Company would seek financial partners to participate in some of its more capital intensive businesses. In addition, as the Company completes the above programs, it will evaluate opportunities to increase stockholder returns through strategic reinvestment and/or stock repurchases, including the redemption and/or conversion of outstanding preferred stock.

RESULTS OF OPERATIONS

Comparison of six months ended June 30, 1996 and 1995

     The more significant changes in rental revenue and property operating costs are summarized below (in millions):

                                               CHANGE
                                        --------------------
                                                    PROPERTY
                                         RENTAL    OPERATING
                                        REVENUE      COSTS
                                        -------    ---------
 Industrial buildings                    $ 1.7       $ 1.5
 Retail buildings                          1.4         1.1
 Office buildings                          0.1        (0.1)
 Other income producing properties         3.4         2.1
 Land holdings                            (0.3)       (0.1)
                                         -----       -----
      Total change                       $ 6.3       $ 4.5
                                         =====       =====

     Of the increase in revenue from industrial buildings, $1.1 million was attributable to five new buildings totaling 655,000 square feet that were completed in late 1995 and 1996. Operating costs for the industrial portfolio increased due, in part, to new buildings completed and higher overhead and maintenance and repairs. The increase in revenue and costs for retail buildings was due to the fact that the East Baybridge shopping center, completed in late 1994, was more fully leased in the first half of 1996 than in 1995. Rental revenue and costs for the Company's office portfolio was comparable to the same period in 1995.

     The increase in revenue and costs from other income producing properties resulted in large part from the Company's December 31, 1995 announcement that it would discontinue the practice of capitalizing revenue and operating costs (as well as interest expense) for Mission Bay and certain other properties because the related entitlements are not complete and development has not commenced. Rental revenue and property operating cost increases attributable to these properties were $3.0 million and $1.6 million, respectively, in the first half 1996.

     The Company completed sales of non-strategic land assets totaling $22.9 million in the first six months of 1996. The Company sold $70 million of non-strategic land during the nine months following the announcement of its goal to sell $100 million of non-strategic land assets by December 31, 1996. In addition, the Company sold $28.2 million of other assets during the first half of 1996. At June 30, 1996, the Company had contracts outstanding for the sale of an additional $32.4 million of non-strategic land assets and $11.7 million of other assets.

     The Company recognized $3.2 million in income from its joint ventures in the first six months of 1996, and received $3.7 million cash distributions related to income during the period. Joint venture earnings decreased $1.1 million from the first six months of 1995. The decrease consists principally of lower land sales in 1996 by a joint venture.

     During 1995, the Company experienced significant staff reductions and realignment of responsibilities. In connection with these changes, the Company refined its overhead allocation to more closely align certain common costs with the underlying activity. This had the result of increasing property operating costs and reducing general and administrative expense in 1996 when compared to 1995.

     Interest expense increased $8.6 million primarily as a result of discontinuing the practice of capitalizing interest on Mission Bay and certain other properties as described above. During the first half of 1995, the Company capitalized $11.4 million of interest compared to $.6 million in the first half of 1996. However, total interest incurred was $2.2 million lower in the first half of 1996 compared to the same period in 1995 due to net debt reduction in the first half of 1996 and late 1995.

     Litigation, environmental and restructuring costs decreased $2.4 million. The $.9 million income in the first half of 1996 represents monies received from settlement proceeds in an environmental matter, with no offsetting costs being incurred. The $1.5 million expense in the first half of 1995 represents actual costs incurred in regard to operating properties.

     Other, net decreased $1.7 million primarily as a result of lower interest income of $1.4 million and $.6 million of costs incurred in regard to the acquisition of the Akins Companies on March 15, 1996 (see Note 5.)

Comparison of three months ended June 30, 1996 and 1995

     The more significant changes in rental revenue and property operating costs are summarized below ( in millions):

                                               CHANGE
                                       ---------------------
                                                    PROPERTY
                                        RENTAL     OPERATING
                                       REVENUE       COSTS
                                       --------    ---------
 Industrial buildings                   $ 1.0        $ 0.8
 Retail buildings                         1.0          0.7
 Office buildings                         0.3         (0.5)
 Other income producing properties        1.7          1.1
 Land holdings                           (0.1)         -
                                        -----        -----
      Total change                      $ 3.9        $ 2.1
                                        =====        =====

     Of the increase in revenue from industrial buildings, $681,000 was attributable to four new buildings totaling 638,000 square feet that were completed during the last twelve months. Operating costs for the industrial portfolio increased due to new buildings completed and higher overhead and maintenance and repairs. The increase in revenue and costs for retail buildings was primarily due to the fact that the East Baybridge shopping center, completed in late 1994, was more fully leased in the second quarter of 1996 than in the second quarter of 1995. Rental revenue for the Company's office portfolio increased $339,000 due to increased occupancy. In addition, the Company's operating costs for its office portfolio decreased $452,000 due to a one-time $900,000 property tax reassessment in 1995 of a building.

     The increase in revenue and costs from other income producing properties resulted in large part from the Company's December 31, 1995 announcement that it would discontinue the practice of capitalizing revenue and operating costs (as well as interest expense) for Mission Bay and certain other properties because the related entitlements are not complete and development has not commenced. Rental revenue and property operating cost increases attributable to these properties were $1.5 million and $.8 million, respectively, in the second quarter 1996.

     The Company completed sales of non-strategic land assets totaling $16.6 million in the second quarter of 1996. In addition, the Company sold $28.2 million of other assets during the second quarter of 1996. At the end of the second quarter of 1996, the Company had contracts outstanding for the sale of an additional $32.4 million of non-strategic land assets and $11.7 million of other assets.

     The Company recognized $1.9 million in income from its joint ventures in the second quarter of 1996, and received $3.7 million cash distributions related to income during the quarter. Joint venture earnings decreased $.6 million from the second quarter of 1995. The decrease consists principally of lower land sales by a joint venture.

     During 1995, the Company experienced significant staff reductions and realignment of responsibilities. In connection with these changes, the Company refined its overhead allocation to more closely align certain common costs with the underlying activity. This had the result of increasing property operating costs and reducing general and administrative expense in 1996 when compared to 1995.

     Interest expense increased $4.2 million primarily as a result of discontinuing the practice of capitalizing interest on Mission Bay and certain other properties as described above. During the second quarter of 1995, the Company capitalized $5.6 million of interest compared to $.3 million in the second quarter of 1996. However, total interest incurred was $1.2 million lower in the second quarter of 1996 compared to the same period in 1995 due to net debt reduction in the first half of 1996 and late 1995.

     Litigation, environmental and restructuring improved $.6 million due to lower environmental costs incurred in regard to operating properties.

     Other, net decreased $.2 million primarily as a result of lower interest income.


LIQUIDITY AND FINANCIAL RESOURCES

     Historically, the aggregate cash requirements associated with fixed charges and leasing costs have exceeded the Company's operating income from recurring sources. The Company has relied primarily on proceeds from asset sales to meet the resulting operating deficits. The Company is focused on improving operating income through the development and operation of new buildings, the reduction of property and administrative costs, and the expansion of management and development activities. Additionally, the Company intends to reduce the level of fixed charges by applying proceeds from planned asset sales to pay down debt and the conversion of preferred stock to common stock.

     The following table (in thousands) summarizes the Company's income (deficit) from property operations, development and management activities after adjustment for general and administrative expense, fixed charges and leasing costs. The Company believes that this presentation is meaningful in order to understand its progress in achieving its goal of eliminating the indicated deficits by the fourth quarter of 1996.

                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        JUNE 30,                         JUNE 30,
                                                  ----------------------         ---------------------
                                                    1996         1995              1996          1995
                                                  ---------   ----------         --------     --------
                                                      (Unaudited)                     (Unaudited)
Property operations, development and
     management activities
   Rental revenues                                 $ 30,780    $ 26,833           $ 60,052    $ 53,731
   Property operating costs                         (12,074)     (9,956)           (23,359)    (18,848)
   Distributions from joint ventures, net             3,704       1,174              3,704       2,637
   Management and development fee income                410         576                813         983
   Gain on sale of development properties             6,568         -                6,568         -
                                                   --------    --------           --------    --------
                                                     29,388      18,627             47,778      38,503
                                                   --------    --------           --------    --------

General and administrative expenses                  (1,997)     (2,570)            (4,057)     (6,439)
                                                   --------    --------           --------    --------
Fixed charges - interest and dividends
   Total interest costs, net of
    interest income                                 (10,785)    (11,460)           (21,580)    (22,362)
   Preferred dividends                               (5,953)     (5,953)           (11,906)    (11,906)
   Add back non-cash components of
     interest expense                                   930         748              1,746       1,456
                                                   --------    --------           --------    --------
                                                    (15,808)    (16,665)           (31,740)    (32,812)
                                                   --------    --------           --------    --------
Leasing costs
   Depreciation on tenant improvements               (1,636)     (1,670)            (3,490)     (3,540)
   Amortization of lease commissions                   (774)       (617)            (1,409)     (1,263)
                                                   --------    --------           --------    --------
                                                     (2,410)     (2,287)            (4,899)     (4,803)
                                                   --------    --------           --------    --------
Income (deficit) from property
 operations, development and management
 activities after adjustment for general
 and administrative expense, fixed
 charges and leasing costs                         $  9,173    $ (2,895)          $  7,082    $ (5,551)
                                                   ========    ========           ========    ========

Cash flow from operating activities

     Cash provided by operating activities reflected in the statement of cash flows in the first six months of 1996 and 1995 was $51.1 million and $25.8 million. The increase in 1996 is primarily attributable to higher cash generated from land sales and lower general and administrative costs partially offset by the increase in interest expense.

     Cash generated from sales of non-strategic land was $17.4 million and $8.8 million in the first six months of 1996 and 1995. In addition, cash from sales of development properties was $20.4 million during the first six months of 1996.

     Cash paid for interest, net of amount capitalized, increased from $11.4 million for the six month period in 1995 to $20.3 million for 1996. This increase resulted from the discontinuance of capitalizing interest on Mission Bay and certain other projects as described above. It is anticipated that the level of sales (and the related gain or loss) realized by the Company will vary significantly from quarter to quarter, depending on market conditions, book value of assets sold and other factors.

Cash flow from investing activities

     Net cash flow used for investing activities reflected in the statement of cash flows decreased $27.9 million from 1995 to 1996. The decrease in 1996 is primarily attributable to the fact that 1995 includes a conversion of short-term commercial paper and government securities into cash and cash equivalents of $35.1 million and an increase in capital expenditures of $1.4 million. This was partially offset by $7.5 million in proceeds from the sale of investment and other properties and a $1.1 million increase in net distributions from joint ventures. Capital expenditures totaling $28.8 million and $27.4 million in the first six months of 1996 and 1995 include capitalized interest and property taxes totaling $.6 million and $12.6 million. As of June 30, 1996, the Company has 1,562,000 square feet of development under construction and 639,000 square feet under contract, but not yet started.

Cash flow from financing activities

     Net cash used for financing activities reflected in the statement of cash flows for the first six months of 1996 was $43.3 million compared to $14.1 million for the 1995 period. This net increase of $29.2 million is the result of principal reductions on existing borrowings above the recurring amortization repayments in accordance with the corporate goal of reducing debt, offset by borrowings attributable to increased development activity.

     At June 30, 1996, the Company had total outstanding debt of $463.5 million, of which 76% was non-recourse to the Company and secured by the underlying property, 22% was recourse to the Company and also secured by underlying property, and 2% was unsecured. During the next twelve months, $112.2 million of debt matures consisting of construction financing, term loans or first mortgage loans. All such debt is expected to be extended, refinanced, converted into permanent loans or repaid.

Capital Commitments

     At June 30, 1996, the Company had $14.5 million in capital expenditure commitments.

Cash balances and available borrowings

     At June 30, 1996, cash and cash equivalents totaled $17.9 million, $7.5 million of which is on deposit with a title company (see Note 4 to Financial Statements). On July 25, 1996, the Company executed two new secured term loan lines of credit totaling $44 million. The Company is also in the process of negotiating a single, larger credit line that will allow more flexible and simplified construction funding, liquidity funding and administration than the currently existing five credit lines. It is expected that this credit line will be in place by the end of 1996. Consequently, on July 1 and July 10, 1996 the Company did not renew the revolving portion of two of its construction facilities available for new projects. Funds are available for the completion of existing development projects. At June 30, 1996, the Company had available $91.6 million under its construction facilities ($18.3 million after July 10, 1996), $.5 million under its secured term loan facilities ($44.5 million after July 25, 1996), and $48 million under its unsecured revolving facility.

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

     On July 29, 1996 the Company announced a call for partial redemption of its $3.75 Series A Cumulative Convertible Preferred Stock. A total of 950,000 shares of the Series A Preferred Stock have been called out of the 3,449,999 shares outstanding as of July 15, 1996. The date fixed for redemption is September 13, 1996. The redemption price will be $52.625 per share of Preferred Stock plus accrued and unpaid dividends to the redemption date. Maximum cash needed to fund a full redemption of all shares called is approximately $50 million. The Company would fund this requirement from a combination of the following sources; (1) monies available, as noted above, from its $44.5 million secured term loan facilities; (2) cash proceeds from recent non-strategic land sales, and; (3) monies available, as noted above, from the $48 million unsecured line of credit.

     Long-term liquidity requirements will be met from the sources indicated above, with anticipated improved operating results from recurring sources due to planned debt reductions, as discussed previously.


ENVIRONMENTAL MATTERS

     Many of the Company's properties are in urban and industrial areas and may have been leased to or previously owned by commercial and industrial tenants which may have discharged hazardous materials. The Company incurs on-going environmental remediation costs, including clean-up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean-up, litigation defense and the pursuit of responsible third parties. Costs incurred in connection with operating properties and properties previously sold are expensed. At June 30, 1996, management has provided a reserve of $13.7 million for such costs. These costs are expected to be incurred over an estimated ten-year period, with a substantial portion incurred over the next five years.

     Costs incurred for properties to be sold are deferred and will be charged to cost of sales when the properties are sold. Costs relating to undeveloped properties are capitalized as part of development costs. At June 30, 1996, the Company's estimate of its potential liability for identified environmental costs relating to properties to be developed or sold ranged from $14 million to $40 million. These costs generally will be capitalized as they are incurred, over the course of the estimated development period of approximately 20 years. Environmental costs capitalized for the first six months of 1996 and 1995 totaled $1.1 million and $.7 million.

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

RISK FACTORS

     It is the Company's belief that this quarterly report on Form 10-Q may contain statements which, to the extent that they are not recitations of historical fact, may constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. All forward looking statements involve risks and uncertainties. Any forward looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A and 21E. Factors that most typically impact the Company's operating results include (i) changes in general economic conditions in regions in which the Company's projects are located, (ii) the availability and cost of capital and project financing, (iii) the receipt of government approvals and entitlements for development projects, (iv) land and building material costs, (v) supply and demand for office, industrial and residential space, (vi) competition from other property managers, (vii) liability for environmental remediation at the Company's properties, (viii) ability to sell non-strategic land assets, and (ix) ability to increase development fees. For discussions identifying other important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, see the Company's Securities and Exchange Commission filings; "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q and the Company's Form 10-K/A for the year ended December 31, 1995, and Note 9 to the Consolidated Financial Statements included in Form 10-Q and Note 15 to the Consolidated Financial Statements included in the Company's Form 10-K/A for the year ended December 31, 1995.

ADDITIONAL INFORMATION

     The Company believes that the following additional information is helpful in understanding its property operations, development and sales activities.

                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                            JUNE 30,                 JUNE 30,
                                                   ----------------------   -----------------------
                                                      1996         1995       1996          1995
                                                   ----------    --------   ---------     ---------
                                                         (Unaudited)             (Unaudited)
   PROPERTY OPERATING INCOME BY PROPERTY TYPE/(1)/
   (IN THOUSANDS)

   Income producing properties
       Industrial buildings                         $10,206     $10,032      $20,443        $20,275
       Office buildings                               4,273       3,481        8,622          8,414
       Retail buildings                               2,364       2,091        4,455          4,144
       Land development                                 774         456        1,568            797
       Ground leases                                  1,836       1,484        3,411          2,864
                                                    -------     -------      -------        -------
                                                     19,453      17,544       38,499         36,494
                                                    -------     -------      -------        -------

    Land holding costs
       Developable properties                          (156)          2         (575)           (67)
       Natural resources                               (134)       (207)        (319)          (490)
       Properties held for sale                        (457)       (462)        (912)        (1,054)
                                                    -------     -------      -------        -------
                                                       (747)       (667)      (1,806)        (1,611)
                                                    -------     -------      -------        -------
Total                                               $18,706     $16,877      $36,693        $34,883
                                                    =======     =======      =======        =======

(/1)/  Represents rental revenue less property operating costs.

                                                                              NET DEBT
                                                     DEBT           NEW      (REDUCTION)    END OF
DEBT REDUCTION (IN MILLIONS)                       REPAYMENT    BORROWINGS    ADDITION    PERIOD DEBT
                                                   ---------    ----------   ----------   -----------
Debt at January 1, 1995                                                                     $530.6
1995                                                $  68.5        $34.0      $(34.5)        496.1
First quarter 1996                                      8.9          3.9        (5.0)        491.1
Second quarter 1996                                    37.4          9.8       (27.6)        463.5
                                                    -------        -----      ------
Program to date                                     $ 114.8        $47.7      $(67.1)
                                                    =======        =====      ======

                                                                            AS OF OR FOR THE
                                                     --------------------------------------------------------------
                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             JUNE 30,                            JUNE 30,
                                                     ----------------------------      ----------------------------
                                                        1996              1995             1996            1995
                                                     ----------        ----------      ------------      ----------
                                                              (Unaudited)                      (Unaudited)
DEVELOPMENT (IN SQUARE FEET)
   Construction and completion
      Under construction, beginning of period           985,425          604,854           640,028        337,136
      Construction starts                               777,711              -           1,123,108*       267,718
      Completion                                       (201,000)         (37,000)         (201,000)       (37,000)
                                                     ----------         --------        ----------       --------
      Under construction, end of period               1,562,136          567,854         1,562,136        567,854
                                                     ==========         ========        ==========       ========
   Development under contract, not started              639,000              -             639,000*           -
                                                     ==========         ========        ==========       ========
* 1996 Development (signed leases and construction
  starts)                                                                                1,762,108
                                                                                        ==========
SALES (IN THOUSANDS)
   Closed sales
      Non-strategic land                             $   16,646          $ 3,507        $   22,866       $ 11,722
      Development properties                             20,678              -              20,678            -
      Ground leases                                       7,500              -               7,500            -
                                                     ----------          -------        ----------       --------
      Total                                          $   44,824          $ 3,507        $   51,044       $ 11,722
                                                     ==========          =======        ==========       ========

                                                                        June 30,                      December 31,
                                                                          1996                            1995
                                                                       ----------                     ------------
BACKLOG - SALES UNDER CONTRACT
      Non-strategic land                                                 $32,417                          $23,585
      Developed properties /(1)/                                          11,678                           13,600
      Ground leases                                                           -                             7,500
                                                                         -------                          -------
      Total                                                              $44,095                          $44,685
                                                                         =======                          =======

/(1)/ Represents a 343,000 square foot industrial building currently under construction.

                                                          JUNE 30,
                                                ----------------------------
                                                   1996              1995
                                                ----------        ----------
                                                         (Unaudited)
   BUILDINGS OWNED AND LEASING STATISTICS
   (IN THOUSANDS)
   (AT QUARTER-END)

   Industrial buildings
      Square feet owned                           11,625            11,022
      Square feet leased                          11,288            10,549
      Percent leased                                97.1%             95.7%
   Office buildings
      Square feet owned                            1,682             1,687
      Square feet leased                           1,532             1,537
      Percent leased                                91.1%             91.1%
   Retail buildings
      Square feet owned                              928               840
      Square feet leased                             868               742
      Percent leased                                93.5%             88.3%
   Land development /(1)/
      Square feet owned                            1,240               100
      Square feet leased                           1,093               100
      Percent leased                                88.1%            100.0%
   Total
      Square feet owned                           15,476            13,649
      Square feet leased                          14,781            12,928
      Percent leased                                95.5%             94.7%

/(1)/ Increase due to the inclusion of Mission Bay which was previously excluded due to capitalization of revenue and expenses.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on May 22, 1996, stockholders voted with respect to the election of directors and the 1996 Performance Award Plan:


                                         FOR        AGAINST    ABSTAINED
                                    ------------  ----------  ----------
1.   Election of Directors
     ---------------------
     Joseph F. Alibrandi              68,618,473        -        408,297
     Daryl J. Carter                  68,607,310        -        419,460
     Christine Garvey                 68,600,194        -        426,576
     Nelson C. Rising                 68,635,561        -        391,209
     Joseph R. Seiger                 68,634,309        -        392,461
     Jacqueline R. Slater             68,634,557        -        392,213
     Thomas M. Steinberg              64,316,545        -      4,710,225
     Tom C. Stickel                   68,632,516        -        394,254
     Beverly Benedict Thomas          68,609,784        -        416,986

2.   1996 Performance Award Plan      51,038,407   9,206,873     957,465
     ---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit No. 10.43  1996 Performance Award Plan
     Exhibit No. 27  Financial Data Schedule

(b)  Reports on Form 8-K

     Current Report on Form 8-K filed July 31, 1996; Report filed under Item 5 to describe partial redemption of the Company's Series A Cumulative Convertible Preferred Stock.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 CATELLUS DEVELOPMENT CORPORATION



Date: 8/14/96                              By:    /s/ Stephen P. Wallace
      -------                              ---------------------------
                                           Stephen P. Wallace
                                           Senior Vice President and
                                            Chief Financial Officer



Date: 8/14/96                              By:    /s/ Paul A. Lockie
      -------                              --------------------------
                                           Paul A. Lockie
                                           Vice President and Controller

                       CATELLUS DEVELOPMENT CORPORATION



                                 EXHIBIT INDEX

     Exhibit No.                           Description
     -----------                           -----------
       10.43                           1996 Performance Award Plan
       27                              Financial Data Schedule
                                         (Article 5 of Regulation S-X)