Form 10-Q
period 1996-09-30
CATELLUS DEVELOPMENT CORP
filed 1996-11-14
CIK 865937

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                               ----------------

                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1996          COMMISSION FILE NUMBER 0-18694


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

   As of October 15, 1996, there were 76,986,486 issued and outstanding shares of the registrant's common stock, $.01 par value per share.

================================================================================

                       CATELLUS DEVELOPMENT CORPORATION

                                 INDEX


                                                                   PAGE NO.
                                                                   --------
PART I.  FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
           Consolidated Balance Sheet at September 30, 1996
            and December 31, 1995..................................    2
           Consolidated Statement of Operations for the
            three months and nine months ended
            September 30, 1996 and 1995............................    3
           Consolidated Statement of Cash Flows for the nine
            months ended September 30, 1996 and 1995...............    4
           Notes to Consolidated Financial Statements..............    5

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................    8

PART II.  OTHER INFORMATION........................................   18

SIGNATURES.........................................................   19

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

                       CATELLUS DEVELOPMENT CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                (In thousands)

                                                        September 30,          December 31,
                                                             1996                  1995
                                                        -------------          ------------
                                                                   (Unaudited)
Assets
   Properties .......................................     $1,215,892           $1,191,679
   Less accumulated depreciation ....................       (204,377)            (184,228)
                                                          ----------           ----------
                                                           1,011,515            1,007,451

   Other assets and deferred charges ................         48,058               44,530
   Notes receivable .................................          4,462                7,550
   Accounts receivable, less allowances..............         11,077               10,330
   Cash and cash equivalents.........................         21,632               27,743
                                                          ----------           ----------
          Total......................................     $1,096,744           $1,097,604
                                                          ==========           ==========

Liabilities and stockholders' equity
   Mortgage and other debt...........................     $  500,862           $  496,180
   Accounts payable and accrued expenses.............         42,119               33,913
   Deferred credits and other liabilities............         39,371               34,367
   Deferred income taxes.............................         99,033               90,270
                                                          ----------           ----------
          Total liabilities..........................        681,385              654,730
                                                          ----------           ----------

Commitments and contingencies (Note 8)

Stockholders' equity
   Preferred stock...................................        275,000              322,500
   Common stock - 76,959 and 72,967 shares issued at
     September 30, 1996 and December 31, 1995........            769                  730
   Paid-in capital...................................        219,285              196,525
   Accumulated deficit...............................        (79,695)             (76,881)
                                                          ----------           ----------
   Total stockholders' equity........................        415,359              442,874
                                                          ----------           ----------
            Total....................................     $1,096,744           $1,097,604
                                                          ==========           ==========

                See notes to consolidated financial statements.

                       CATELLUS DEVELOPMENT CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)


                                                            Three months ended      Nine months ended
                                                               September 30,           September 30,
                                                            --------------------    -------------------
                                                               1996        1995       1996      1995
                                                            --------------------    -------------------
                                                                 (Unaudited)             (Unaudited)
 Rental revenues .......................................... $ 29,619    $ 27,179    $ 89,671   $ 80,910

 Property operating costs .................................  (12,078)     (9,683)    (35,437)   (28,531)

 Gain on sales of property ................................    4,076       1,703      21,090      8,902


 Equity in earnings of joint ventures .....................    1,172         565       4,418      4,917

 Management and development fee income ....................    1,182         589       1,995      1,572

 General and administrative expense .......................   (1,661)     (2,783)     (5,718)    (9,222)

 Interest expense .........................................  (10,536)     (6,414)    (32,316)   (19,554)

 Depreciation and amortization ............................   (7,550)     (6,765)    (22,654)   (20,629)

 Litigation, environmental and restructuring ..............       50        (643)        950     (2,177)

 Other, net ...............................................      375         913         439      2,693
                                                            --------    --------    --------   --------

 Income before income taxes ...............................    4,649       4,661      22,438     18,881

 Income taxes .............................................   (1,897)     (1,905)     (9,155)    (7,624)
                                                            --------    --------    --------   --------

 Net income ...............................................    2,752       2,756      13,283     11,257

      Preferred stock dividends ...........................   (5,215)     (5,953)    (17,121)   (17,859)

      Premium on redemption of preferred stock ............   (1,334)         -       (1,334)         -
                                                            --------    --------    --------   --------

      Net loss applicable to common stockholders .......... $ (3,797)   $ (3,197)   $ (5,172)  $ (6,602)
                                                            ========    ========    ========   ========

      Net loss per share of common stock .................. $  (0.05)   $  (0.04)   $  (0.07)  $  (0.09)
                                                            ========    ========    ========   ========

      Average number of common shares outstanding .........   75,002      72,967      74,251     72,967
                                                            ========    ========    ========   ========

               See notes to consolidated financial statements.

                       CATELLUS DEVELOPMENT CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)

                                                                       Nine months ended
                                                                         September 30,
                                                                     ----------------------
                                                                        1996        1995
                                                                     ----------  ----------
                                                                          (Unaudited)
Cash flows from operating activities:
   Net income...................................................       $ 13,283    $ 11,257
   Non-cash items included in net income:
      Depreciation and amortization.............................         22,654      20,629
      Deferred income taxes.....................................          8,764       6,989
      Amortization of deferred loan fees and other costs........          2,562       1,812
      Equity in earnings of joint ventures......................         (4,418)     (4,917)
      Cost of land and development properties sold..............         35,986       3,063
      Gain on sale of investment and other properties...........         (4,706)         -
      Other--net................................................          2,123       3,727
   Changes in operating assets and liabilities..................          2,911        (466)
                                                                       --------    --------
Net cash provided by operating activities.......................         79,159      42,094
                                                                       --------    --------

Cash flows from investing activities:
   Capital expenditures.........................................        (62,049)    (44,541)
   Distributions from joint ventures, net.......................          7,941       4,000
   Net proceeds from sale of investment and other properties....          7,459           -
   Reduction in short-term investments and
     restricted cash............................................              -      35,067
                                                                       --------    --------
Net cash used in investing activities...........................        (46,649)     (5,474)
                                                                       --------    --------

Cash flows from financing activities:
   Borrowings...................................................         58,200      61,120
   Repayment of borrowings......................................        (52,220)    (54,911)
   Dividends paid...............................................        (18,011)    (17,859)
   Redemption of preferred stock................................        (26,739)          -
   Proceeds from issuance of common stock.......................            149           -
                                                                       --------    --------
Net cash used in financing activities...........................        (38,621)    (11,650)
                                                                       --------    --------

Net (decrease) increase in cash and cash equivalents............         (6,111)     24,970
Cash and cash equivalents at beginning of period................         27,743      16,920
                                                                       --------    --------
Cash and cash equivalents at end of period......................       $ 21,632    $ 41,890
                                                                       ========    ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (net of amount capitalized)......................       $ 29,819    $ 17,294
      Income taxes..............................................       $    868    $    245

                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996



NOTE 1.  DESCRIPTION OF BUSINESS

     Headquartered in San Francisco, Catellus Development Corporation (the Company) is a full service real estate company that manages and develops real estate for its own account and others. The Company's portfolio of industrial, retail, residential and office projects, undeveloped land and joint venture interests are located in major markets in California and 10 other states. The Company's operating properties consist of industrial facilities, office and retail buildings located in California, Arizona, Illinois, Texas, Colorado and Oregon. The Company also has substantial undeveloped land holdings primarily in these same states.

NOTE 2.  INTERIM FINANCIAL DATA

     The accompanying consolidated financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Certain prior period financial data has been reclassified to conform with the current period presentation.

NOTE 3.  EARNINGS PER SHARE

     Net income (loss) per share of common stock is computed by dividing net income (loss), after reduction for preferred stock dividends and premium on redemption of preferred stock, by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share amounts have not been presented because assumed conversion of the Series A and Series B preferred stock would be anti-dilutive for all relevant periods.

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

NOTE 5.  MORTGAGE AND OTHER DEBT

     Mortgage and other debt at September 30, 1996 and December 31, 1995 is summarized as follows (in thousands):

                                               September 30,  December 31,
                                                   1996          1995
                                               -------------  -----------
First mortgage loan - Prudential                  $261,179     $267,260
First mortgage loans                                67,581       70,770
Intermediate term loans - secured                   66,400       71,800
Construction loans - secured                        58,884       52,851
Assessment district bonds                           21,413       23,283
Term loan - unsecured                               23,000        7,000
Other loans                                          2,405        3,216
                                                  --------     --------
     Total mortgage and other debt                $500,862     $496,180
                                                  ========     ========
Due in one year                                   $157,285     $ 85,094
                                                  ========     ========

     On October 28, 1996, the Company entered into an agreement for a new $240 million credit line (Note 10).

     Interest costs relating to mortgage and other debt for the three and nine months ended September 30, 1996 and 1995 are summarized as follows (in thousands):

                          Three months ended         Nine months ended
                             September 30,              September 30,
                         -----------------------    -----------------------
                            1996        1995           1996        1995
                         ----------- -----------    ----------- -----------
Gross interest incurred    $10,790     $12,351        $33,134     $ 36,863
Interest capitalized          (254)     (5,937)          (818)     (17,309)
                           -------     -------        -------     --------
     Interest expense      $10,536     $ 6,414        $32,316     $ 19,554
                           =======     =======        =======     ========

NOTE 6.  PROPERTIES

     Net book value by property type at September 30, 1996 and December 31, 1995 consisted of the following (in thousands):

                                          September 30,    December 31,
                                               1996            1995
                                          -------------    ------------
Income producing properties:
     Industrial buildings                   $  291,916       $  279,838
     Office buildings                          110,597          113,095
     Retail buildings                           86,304           84,595
     Land development                          318,104          317,727
     Land leases                                 6,638           10,069
                                            ----------       ----------
                                               813,559          805,324
                                            ----------       ----------
Land holdings:
     Developable properties                    166,655          150,339
     Natural resources                           1,926            1,788
     Properties held for sale                   62,993           84,232
                                            ----------       ----------
                                               231,574          236,359
                                            ----------       ----------
Other (including proportionate
     share of joint ventures' net
     deficits of $41,218 and $41,066)          (33,618)         (34,232)
                                            ----------       ----------
                                            $1,011,515       $1,007,451
                                            ==========       ==========

NOTE 7.  INCOME TAXES

     The Company's effective tax rate for the nine months ended September 30, 1996 was 40.8%, a .6% increase over the Company's 40.2% rate for 1995 due to the effect of state income taxes.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

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

     Costs of environmental remediation incurred in connection with operating properties and properties previously sold are expensed. At September 30, 1996, management estimates that future costs for remediation of identified or suspected environmental contamination which will be treated as an expense will be approximately $13.8 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next ten years. Management also estimates that similar costs relating to the Company's properties to be developed or sold may range from $14 million to $41 million. These amounts will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years, or will be deferred and charged to cost of sales when the properties are sold. These estimates were developed based on extensive reviews which took place over several years based upon then prevailing law and identified site conditions. Because of the breadth of its portfolio, the Company is unable to review extensively each property on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies and the availability of other parties to pay some or all of such costs.

NOTE 9.  PREFERRED STOCK CONVERSION/REDEMPTION

     In July 1996, the Company called for redemption approximately $50 million of its $3.75 Series A Cumulative Preferred Stock. In September 1996, of the 950,000 preferred shares called, 441,887 shares were converted into 2,438,641 common shares and 508,113 shares were redeemed at $52.625 per share plus accrued and unpaid dividends at a cost of approximately $26.7 million. This preferred stock redemption led to a $.7 million decrease in preferred dividends for the third quarter 1996.

NOTE 10. SUBSEQUENT EVENTS

     On October 28, 1996, the Company entered into an agreement for a new $240 million credit line which replaces six existing credit lines or term facilities. On the date of funding, $134.6 million was drawn to pay loan fees and repay and terminate the six credit lines and term facilities. As of October 28, 1996, the Company had $86 million available on this new credit line after fees and repayments. The interest rate structure on the new credit line is on a floating rate basis. The maturity date of this new credit line is November 1, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Form 10-K/A.

OVERVIEW

     Prior to 1996, the aggregate costs of holding and operating the Company's real estate assets and paying preferred stock dividends exceeded revenue from property operations, development and management activities. In addition, the Company's cash requirements were increased by the funds necessary to support the predevelopment and entitlement efforts for its major land development projects. The resulting cash flow deficits were funded by borrowings, the issuance of preferred stock and the sale of assets sufficient to meet the Company's overall cash requirements. In order to eliminate these historical deficits, the Company has initiated the following:

 . In October 1995, the Company began the process of substantially increasing its asset sales activity, with the primary focus on its non-strategic land assets. Sale proceeds were applied to a combination of debt reduction, in order to reduce interest costs, and reinvestment in activities that could generate increased operating earnings. Sales of non-strategic land totaling $35.8 million closed in the first nine months of 1996 and the Company has now sold $82.9 million of non-strategic land in the twelve months following the announcement of its goal.

 . The Company closed $27.4 million of development property sales in the first nine months of 1996, including $6.7 million in the third quarter.

 . Total net debt reduction since the beginning of 1995 through the third quarter of 1996 is $29.7 million ($122 million in debt repayment less $92.3 million of new borrowings.) During the first nine months of 1996, the Company increased its total debt by a net $4.8 million. This net increase represents the difference between $53.5 million of principal reductions on existing borrowings, $58.3 million of new borrowings which funded the construction of pre-leased industrial buildings, other development and the redemption of preferred stock. It is expected that the debt service on new borrowings will be covered by the cash flow from the completed buildings and/or reduced dividend requirements on outstanding preferred shares; therefore, the Company's future operations should be improved by the interest savings on principal reductions.

 . In July 1996, the Company called for redemption approximately $50 million or 950,000 shares of its Series A Preferred Stock. The results were the conversion of 441,887 shares into 2,438,641 of common stock and the redemption of 508,113 shares at a cost of approximately $26.7 million. As a result, the Company's annual preferred dividend requirement will decrease by approximately $3.6 million.

 . The Company continues to place a greater emphasis on increasing its development and fee development businesses. During the first nine months of 1996, the Company commenced construction on approximately 1,812,300 square feet of new development, and signed leases for new development totaling 844,600 square feet for which construction will commence in the latter part of 1996 or in early 1997. In March 1996, the Company acquired The Akins Companies to better position itself to pursue existing residential development opportunities on certain of its land holdings, as well as to pursue fee development opportunities on land not currently owned by the Company.

 . The Company also continues to place a greater emphasis on increasing its third party management business. Management and fee income for the first nine months of 1996 increased to $2.0 million from $1.6 million for the first nine months of 1995. This increase was due largely to income from the contract to manage the non-railroad real estate assets for the Burlington Northern Santa Fe Corporation combined with "design-build" fees from the Metropolitan Water Districts corporate headquarters at Los Angeles Union Station.

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

     The Company's long-term financial goal is to increase its return on stockholders' equity. In order to accomplish this, the Company will continue with the revenue enhancement and cost reduction initiatives discussed above and will seek opportunities to reduce its capital commitment to projects through joint ventures, where the Company would seek financial partners to participate in some of its more capital intensive businesses. In addition, as the Company completes the above programs, it will evaluate opportunities to increase stockholder returns through strategic reinvestment and/or stock repurchases, including the redemption and/or conversion of additional outstanding preferred stock.

RESULTS OF OPERATIONS

Comparison of nine months ended September 30, 1996 and 1995

     The more significant changes in rental revenue and property operating costs are summarized below ( in millions):

                                                               Change
                                                       ----------------------
                                                                    Property
                                                       Rental       operating
                                                       revenue        costs
                                                       --------     ---------
Industrial buildings                                    $ 3.1         $ 2.4
Office buildings                                         (0.2)          0.1
Retail buildings                                          1.6           1.4
Land holdings                                            (0.3)         (0.2)
Other income producing properties                         4.6           3.2
                                                        -----         -----
     Total change                                       $ 8.8         $ 6.9
                                                        =====         =====

     Of the increase in revenue from industrial buildings, $2.1 million was attributable to seven new buildings totaling 1,287,000 square feet that were completed in 1995 and 1996. Operating costs for the industrial portfolio increased due, in part, to new buildings completed and higher overhead and maintenance and repairs. The increase in revenue and costs for retail buildings was due to the fact that the East Baybridge shopping center, completed in late 1994, was more fully leased in the nine months of 1996 than in 1995. Rental revenue for the Company's office portfolio decreased $.2 million due to a decrease in occupancy compared to the same period in 1995.

     The increase in revenue and costs from other income producing properties resulted in large part from the Company's December 31, 1995 announcement that it would discontinue the practice of capitalizing revenue and operating costs (as well as interest expense) for Mission Bay and certain other properties because the related entitlements are not complete and development has not commenced. Rental revenue and property operating cost increases attributable to these properties were $4.5 million and $2.5 million, respectively, in the first nine months of 1996.

     The Company completed sales of non-strategic land assets totaling $35.8 million in the first nine months of 1996 compared to $15.1 million in the comparable period in 1995. This increase is attributable to one of the primary goals of the Company which is to sell $100 million of non-strategic land assets over a 15 month period ending December 31, 1996. The Company sold $82.9 million of non-strategic land during the twelve months following the announcement of this goal. Additionally, the Company sold $34.9 million of other assets and development properties during the first nine months of 1996. There were no sales of other assets or development properties for the comparable period in 1995. At September 30, 1996, the Company had contracts outstanding for the sale of an additional $16.7 million of non-strategic land assets and $11.7 million of development properties.

     The Company recognized $4.4 million in income from its joint ventures in the first nine months of 1996, and received $6.2 million cash distributions related to income during the period. Joint venture earnings decreased $.5 million from the first nine months of 1995. The decrease consists principally of lower land sales in 1996 by a joint venture.

     During 1995, the Company experienced significant staff reductions and realignment of responsibilities. In connection with these changes, the Company refined its overhead allocation to more closely align certain common costs with the underlying activity. This had the result of increasing property operating costs and reducing general and administrative expense in 1996 when compared to 1995.

     Interest expense increased $12.8 million primarily as a result of discontinuing the practice of capitalizing interest on Mission Bay and certain other properties as described above. During the first nine months of 1995, the Company capitalized $17.3 million of interest compared to $.8 million in the first nine months of 1996. However, total interest incurred was $3.7 million lower in the first nine months of 1996 compared to the same period in 1995 due to net debt reduction in the first nine months of 1996 and late 1995.

     Litigation, environmental and restructuring costs decreased $3.1 million. The $.9 million income in the first nine months of 1996 represents monies received from settlement proceeds in an environmental matter, with no offsetting costs being incurred. The $2.2 million expense in the first nine months of 1995 represents actual costs incurred in regard to operating properties.

     Other, net decreased $2.3 million primarily as a result of lower interest income of $1.7 million and $.6 million of costs incurred in regard to the acquisition of the Akins Companies on March 15, 1996.

     In July 1996, the Company called for redemption 950,000 shares or approximately $50 million of its $3.75 Series A Cumulative Convertible Preferred Stock. On the redemption date, September 13, 1995, 508,113 shares were redeemed at $52.625 per share plus accrued and unpaid dividends and 441,887 shares were converted into 2,438,641 common shares. Earnings applicable to common stockholders were reduced by $1.3 million for the first nine months of 1996 as a result of the premium paid on the redemption of the preferred stock. Additionally, the preferred stock redemption led to a $.7 million decrease in preferred dividends paid for the first nine months of 1996.

Comparison of three months ended September 30, 1996 and 1995

     The more significant changes in rental revenue and property operating costs are summarized below ( in millions):

                                                      Change
                                              ----------------------
                                                           Property
                                              Rental       operating
                                              revenue        costs
                                              --------     ---------
Industrial buildings                           $ 1.4         $ 0.9
Office buildings                                (0.3)          0.2
Retail buildings                                 0.2           0.3
Land holdings                                      -          (0.1)
Other income producing properties                1.1           1.1
                                               -----         -----
     Total change                              $ 2.4         $ 2.4

     Of the increase in revenue from industrial buildings, $.9 million was attributable to seven new buildings totaling 1,287,000 square feet that were completed during the last twelve months. Operating costs for the industrial portfolio increased due to new buildings completed and higher overhead and maintenance and repairs. The increase in revenue and costs for retail buildings was primarily due to the fact that the East Baybridge shopping center, completed in late 1994, was more fully leased in the third quarter of 1996 than in the third quarter of 1995. Rental revenue for the Company's office portfolio decreased $.3 million due to decreased occupancy.

     The increase in revenue and costs from other income producing properties resulted in large part from the Company's December 31, 1995 announcement that it would discontinue the practice of capitalizing revenue and operating costs (as well as interest expense) for Mission Bay and certain other properties because the related entitlements are not complete and development has not commenced. Rental revenue and property operating cost increases attributable to these properties were $1.5 million and $.9 million, respectively, in the third quarter 1996.

     The Company completed sales of non-strategic land assets totaling $12.9 million in the third quarter of 1996 compared to sales of $3.3 million for the same period in 1995. The increase in sales of non-strategic land and development properties is primarily attributable to the $100 million non-strategic land sales program. Additionally, the Company sold $6.8 million of development properties during the third quarter of 1996. There were no development property sales for the third quarter of 1995.

     The Company recognized $1.2 million in income from its joint ventures in the third quarter of 1996, and received $2.5 million cash distributions related to income during the quarter. Joint venture earnings increased $.6 million from the third quarter of 1995. The increase consists of higher overall results for each of the Company's joint venture investments.

     Interest expense increased $4.1 million primarily as a result of discontinuing the practice of capitalizing interest on Mission Bay and certain other properties as described above. During the third quarter of 1995, the Company capitalized $5.9 million of interest compared to $.3 million in the third quarter of 1996. However, total interest incurred was $1.6 million lower in the third quarter of 1996 compared to the same period in 1995 due to net debt reduction in the first nine months of 1996 and late 1995.

     Litigation, environmental and restructuring improved $.7 million due to lower environmental costs incurred in regard to operating properties.

     Other, net decreased $.5 million primarily as a result of lower interest income.

     As a result of the redemption of preferred stock discussed above, earnings applicable to common stockholders were reduced by $1.3 million for the third quarter of 1996. Additionally, the preferred stock redemption led to a $.7 million decrease in preferred stock dividends paid for the third quarter of 1996.

LIQUIDITY AND FINANCIAL RESOURCES

     Historically, the aggregate cash requirements associated with fixed charges and leasing costs have exceeded the Company's operating income from recurring sources. The Company has relied primarily on proceeds from asset sales to meet the resulting operating deficits. During 1996, the Company has focused on improving operating income through the development and operation of new buildings, the reduction of property and administrative costs, the expansion of management and development activities, and reducing interest cost through debt reduction.

     The following table (in thousands) summarizes the Company's income (deficit) from property operations, development and management activities after adjustment for general and administrative expense, fixed charges and leasing costs. The Company believes that this presentation is meaningful in understanding the improvement the Company has made in reducing its historical deficits.

                                                      Three months ended     Nine months ended
                                                         September 30,          September 30,
                                                      ---------------------  ---------------------
                                                         1996       1995        1996       1995
                                                      ---------- ----------  ---------- ----------
                                                           (Unaudited)            (Unaudited)
PROPERTY OPERATIONS, DEVELOPMENT AND
   MANAGEMENT ACTIVITIES
  Rental revenues                                      $ 29,619   $ 27,179     $ 89,671   $ 80,910
   Property operating costs                             (12,078)    (9,683)     (35,437)   (28,531)
   Distributions from joint ventures, net                 2,491      1,363        6,195      4,000
   Management and development fee income                  1,182        589        1,995      1,572
   Gain on sale of development properties                 2,747          -        9,315          -
                                                       --------   --------     --------   --------
                                                         23,961     19,448       71,739     57,951
                                                       --------   --------     --------   --------

GENERAL AND ADMINISTRATIVE EXPENSES                      (1,661)    (2,783)      (5,718)    (9,222)
                                                       --------   --------     --------   --------

FIXED CHARGES - INTEREST AND DIVIDENDS
   Total interest costs, net of interest income         (10,436)   (11,597)     (32,016)   (33,959)
   Preferred dividends                                   (5,215)    (5,953)     (17,121)   (17,859)
   Add back non-cash components of
       interest expense                                   1,093        717        2,839      2,173
                                                       --------   --------     --------   --------
                                                        (14,558)   (16,833)     (46,298)   (49,645)
                                                       --------   --------     --------   --------

LEASING COSTS
   Depreciation on tenant improvements                   (1,637)    (1,639)      (5,127)    (5,179)
   Amortization of lease commissions                       (785)      (609)      (2,194)    (1,872)
                                                       --------   --------     --------   --------
                                                         (2,422)    (2,248)      (7,321)    (7,051)
                                                       --------   --------     --------   --------
                                                       $  5,320   $ (2,416)    $ 12,402   $ (7,967)
                                                       ========   ========     ========   ========

Cash flow from operating activities

     Cash provided by operating activities reflected in the statement of cash flows in the first nine months of 1996 and 1995 was $79.2 million and $42.1 million, respectively. The increase in 1996 is primarily attributable to higher cash generated from land sales and lower general and administrative costs partially offset by the increase in interest expense.

     Cash generated from sales of non-strategic land was $27.1 million and $12.8 million in the first nine months of 1996 and 1995. In addition, cash from sales of development properties was $26.4 million during the first nine months of 1996. It is anticipated that the level of sales (and the related gain or loss) realized by the Company will vary significantly from quarter to quarter, depending on market conditions, book value of assets sold and other factors.

     Cash paid for interest, net of amount capitalized, increased from $17.3 million for the nine month period in 1995 to $29.8 million for 1996. This increase resulted from the discontinuance of capitalizing interest on Mission Bay and certain other projects as described above.

Cash flow from investing activities

     Net cash flow used in investing activities reflected in the statement of cash flows increased $41.2 million from 1995 to 1996. The increase in 1996 is primarily attributable to the fact that 1995 includes a conversion of short-term commercial paper and government securities into cash and cash equivalents of $35.1 million and an increase in capital expenditures of $17.5 million. This was partially offset by $7.5 million in proceeds from the sale of investment and other properties and a $3.9 million increase in net distributions from joint ventures. Capital expenditures totaling $62.0 million and $44.5 million in the first nine months of 1996 and 1995 include capitalized interest and property taxes totaling $1.1 million and $19.2 million.

Cash flow from financing activities

     Net cash used in financing activities reflected in the statement of cash flows for the first nine months of 1996 was $38.6 million compared to $11.7 million for the 1995 period. This net increase of $26.9 million is the result of principal reductions on existing borrowings above the recurring amortization repayments in accordance with the corporate goal of reducing debt, and the redemption of preferred stock, offset by borrowings attributable to increased development activity.

     At September 30, 1996, the Company had total outstanding debt of $500.9 million, of which 70% was non-recourse to the Company and secured by the underlying property, 25% was recourse to the Company and also secured by underlying property, and 5% was unsecured. During the next twelve months, $157.3 million of debt matures consisting of construction financing, term loans or first mortgage loans. On October 28, 1996, as a result of receiving a new $240 million line of credit, the Company repaid $132 million of the $157.3 million of debt maturing in the 12 months subsequent to September 30, 1996. All remaining debt is expected to be extended, refinanced, converted into permanent loans or repaid.

Capital Commitments

     At September 30, 1996, the Company had $20.4 million in capital expenditure commitments. As of September 30, 1996, the Company had 1,466,900 square feet of new development under construction and 844,600 square feet under contract, but not yet started.

Cash balances and available borrowings

     At September 30, 1996, cash and cash equivalents totaled $21.6 million. On October 28, 1996, the Company entered into an agreement for a new $240 million credit line which replaces six existing credit lines or term facilities. On the date of funding, $134.6 million was drawn to pay loan fees and repay and terminate the six credit lines and term facilities. The interest rate structure on the new credit line is tiered with the majority of the loan balance at 7.125% and the remaining portion at prime rate. The maturity date of this credit line is November 1, 1998.

     At September 30, 1996, the Company had available $23.6 million under its construction facilities and $32 million under its unsecured revolving facility. However, on October 28, 1996, the Company entered into a new $240 million credit line. As a result, on October 28, 1996, after repayment and termination of the six previously existing credit lines or term facilities, the Company had $86 million available under secured revolving credit facilities and $8.3 million under its construction facilities.

     The Company's short-term and long-term liquidity requirements will essentially be provided from four sources: operating income, proceeds from land and development property sales, development and management fee income, and available borrowing capacity. As indicated above, as of October 28, 1996, the Company had $86 million in a secured revolving line of credit. Additionally, the Company will utilize third party borrowing for development projects to the extent practical.

ENVIRONMENTAL MATTERS

     Many of the Company's properties are in urban and industrial areas and may have been leased to or previously owned by commercial and industrial tenants which may have discharged hazardous materials. The Company incurs on-going environmental remediation costs, including clean-up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean-up, litigation defense and the pursuit of responsible third parties. Costs incurred in connection with operating properties and properties previously sold are expensed. At September 30, 1996, management has provided a reserve of $13.8 million for such costs. These costs are expected to be incurred over an estimated ten-year period, with a substantial portion incurred over the next five years.

     Costs incurred for properties to be sold are deferred and will be charged to cost of sales when the properties are sold. Costs relating to undeveloped properties are capitalized as part of development costs. At September 30, 1996, the Company's estimate of its potential liability for identified environmental costs relating to properties to be developed or sold ranged from $14 million to $41 million. These costs generally will be capitalized as they are incurred, over the course of the estimated development period of approximately 20 years. Environmental costs capitalized for the first nine months of 1996 and 1995 totaled $2.0 million and $1.0 million.

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

RISK FACTORS

     It is the Company's belief that this quarterly report on Form 10-Q may contain statements which, to the extent that they are not recitations of historical fact, may constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. All forward looking statements involve risks and uncertainties. Any forward looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A and 21E. Factors that most typically impact the Company's operating results include (i) changes in general economic conditions in regions in which the Company's projects are located, (ii) supply and demand for office, industrial and residential space, (iii) the receipt of government approvals and entitlements for development projects, (iv) land and building material costs, (v) the availability and cost of capital and project financing, (vi) competition from other property managers, (vii) liability for environmental remediation at the Company's properties, (viii) ability to increase development fees, and (ix) ability to sell non-strategic land assets. For discussions identifying other important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, see the Company's Securities and Exchange Commission filings; "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q and the Company's Form 10-K/A for the year ended December 31, 1995, and Note 8 to the Consolidated Financial Statements included in Form 10-Q and Note 15 to the Consolidated Financial Statements included in the Company's Form 10-K/A for the year ended December 31, 1995.

ADDITIONAL INFORMATION

     The Company believes that the following additional information is helpful in understanding its property operations, development and sales activities.

                                                        Three months ended         Nine months ended
                                                           September 30,             September 30,
                                                     ---------------------       --------------------
                                                       1996          1995          1996         1995
                                                     -------       -------       -------      -------
                                                           (Unaudited)                 (Unaudited)
PROPERTY OPERATING INCOME BY PROPERTY TYPE/(1)/
(IN THOUSANDS)

Income producing properties
     Industrial buildings                            $10,406       $ 9,854       $30,849      $30,135
     Office buildings                                  3,644         4,187        12,266       12,601
     Retail buildings                                  2,238         2,313         6,693        6,458
     Land development                                    743           661         2,311        1,458
     Ground leases                                     1,623         1,646         5,034        4,510
                                                     -------       -------       -------      -------
                                                      18,654        18,661        57,153       55,162
                                                     -------       -------       -------      -------
Land holding costs
     Developable properties                             (591)         (372)       (1,167)        (440)
     Natural resources                                  (170)         (369)         (490)        (859)
     Properties held for sale                           (352)         (424)       (1,262)      (1,484)
                                                     -------       -------       -------      -------
                                                      (1,113)       (1,165)       (2,919)      (2,783)
                                                     -------       -------       -------      -------
Total                                                $17,541       $17,496       $54,234      $52,379
                                                     =======       =======       =======      =======

(1) Represents rental revenue less property operating costs.

                                                                         Net Debt      End of
                                               Debt          New       (Reduction)     Period
Debt reduction program (in millions)        Repayment     Borrowings     Addition       Debt
                                           ------------- ------------- --------------------------
Debt at 01/01/95                                                                       $530.6
1995                                         $ 68.5          $34.0        $(34.5)       496.1
First quarter 1996                              8.9            3.9          (5.0)       491.1
Second quarter 1996                            37.4            9.8         (27.6)       463.5
Third quarter 1996                              7.2           44.6          37.4       $500.9
                                             ------          -----        ------       ------
Program to date                              $122.0          $92.3        $(29.7)
                                             ======          =====        ======

                                                                                           As of or for the
                                                                      ---------------------------------------------------------
                                                                          Three months ended             Nine months ended
                                                                             September 30,                  September 30,
                                                                      --------------------------       ------------------------
                                                                         1996             1995            1996           1995
                                                                      ----------        --------       ---------      ---------
                                                                               (Unaudited)                   (Unaudited)
DEVELOPMENT (IN SQUARE FEET)
  Construction and completion
    Under construction, beginning of period                           1,562,636          567,854         641,128       337,136
    Construction starts                                                 689,200          201,600       1,812,308*      469,318
    Completion                                                         (784,925)        (450,854)       (986,525)     (487,854)
                                                                     ----------        ---------      ----------     ---------
    Under construction, end of period                                 1,466,911          318,600       1,466,911       318,600
                                                                     ==========        =========      ==========     =========

   Development under contract, not started                              844,600                          844,600*
                                                                     ==========                       ==========

  *1996 Development Goal (3 million square feet)                                                       2,656,908
                                                                                                      ==========

SALES (IN THOUSANDS)
  Closed sales
    Non-strategic land                                               $   12,934        $   3,349      $   35,800     $  15,070
    Development properties                                                6,750                -          27,428             -
    Ground leases                                                             -                -           7,500             -
                                                                     ----------        ---------      ----------     ---------
    Total                                                            $   19,684        $   3,349      $   70,728     $  15,070
                                                                     ==========        =========      ==========     =========

                                                                       September 30,                December 31,
BACKLOG - SALES UNDER CONTRACT (IN THOUSANDS)                              1996                        1995
                                                                       -------------                ------------
      Non-strategic land                                                  $16,687                      $23,585
      Development properties                                               11,678                       13,600
      Ground leases                                                             -                        7,500
                                                                          -------                      -------
      Total                                                               $28,365                      $44,685
                                                                          =======                      =======

                                                            September 30,
                                                        -------------------
                                                         1996         1995
                                                        ------       ------
                                                             (Unaudited)
BUILDINGS OWNED AND LEASING STATISTICS
(IN THOUSANDS, EXCEPT PERCENTAGES)
(AT QUARTER-END)

Industrial buildings
   Square feet owned                                    12,411       11,022
   Square feet leased                                   11,998       10,549
   Percent leased                                        96.7%        95.7%
Office buildings
   Square feet owned                                     1,682        1,687
   Square feet leased                                    1,484        1,537
   Percent leased                                        88.2%        91.1%
Retail buildings
   Square feet owned                                       928          840
   Square feet leased                                      871          742
   Percent leased                                        93.8%        88.3%
Land development(1)
   Square feet owned                                     1,232          100
   Square feet leased                                    1,127          100
   Percent leased                                        91.5%       100.0%
Total
   Square feet owned                                    16,253       13,649
   Square feet leased                                   15,480       12,928
   Percent leased                                        95.2%        94.7%

(1) Increase due to the inclusion of Mission Bay which was previously excluded due to capitalization of revenue and expenses.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS
              Exhibit No. 27       Financial Data Schedule
         (b)  REPORT ON FORM 8-K
              Current report on Form 8-K filed July 31, 1996, report filed under
              Item 5 to describe partial redemption of the Company's Series A Cumulative Convertible Preferred Stock.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       CATELLUS DEVELOPMENT CORPORATION



Date: _______________________         By: /s/ Stephen P. Wallace
                                          ------------------------------
                                          Stephen P. Wallace
                                          Senior Vice President and
                                          Chief Financial Officer




Date: _______________________         By: /s/ Paul A. Lockie
                                          ------------------------------
                                           Paul A. Lockie
                                           Vice President and Controller

                       CATELLUS DEVELOPMENT CORPORATION



                                 EXHIBIT INDEX


     Exhibit No.                           Description
     -----------                           -----------

        27                         Financial Data Schedule
                                   (Article 5 of Regulation S-X)