Form 10-K
period 1996-12-31
CATELLUS DEVELOPMENT CORP
filed 1997-03-31
CIK 865937

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    ---------
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1996    Commission file number 0-18694

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

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange

       Title of each class                            on which registered
       -------------------                            -------------------
Common Stock, $.01 par value per share          New York, Pacific, Chicago Stock
                                                           Exchanges
  $3.75 Series A Cumulative Convertible              New York Stock Exchange
            Preferred Stock

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No _

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $846 million on March 24, 1997.

     As of March 24, 1997, there were 89,500,428 issued and outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III.

===============================================================================

                                     PART I


ITEM 1.  BUSINESS

     Catellus Development Corporation (the "Company") is a diversified real estate operating company that owns, manages and develops real estate for its account and others. As of December 31, 1996 its portfolio included approximately 837,000 acres of land, 16.4 million square feet of income-producing property, 5,300 acres of land leases and interests in twelve joint ventures. Approximately 76% (by square feet) of the Company's industrial property, 85% of its retail property and 65% of its office property are located in California, with the balance mainly concentrated in metropolitan Texas, Illinois and Arizona. In addition, 30% of the Company's industrial land holdings, and all of its resource group portfolio and major mixed-use projects are located in California.

     The Company was originally organized in the state of Delaware in 1984 as an indirect, wholly-owned subsidiary of Santa Fe Pacific Corporation to conduct the non-railroad real estate activities of Santa Fe Industries and Southern Pacific Company. The largest single shareholder of the Company is the California Public Employees' Retirement System ("CALPERS"), which, as of December 31, 1996, owned approximately 41.7% of the common stock.

     The Company's principal office is located at 201 Mission Street, San Francisco, California 94105; its telephone number is (415) 974-4500.


COMPANY STRATEGIES -- OVERVIEW

     Prior to 1996, the aggregate cash requirements associated with fixed charges and leasing costs exceeded the Company's operating income from recurring sources. The Company relied primarily on proceeds from asset sales and the issuances of debt and preferred stock to meet its operating deficits. During 1995 and 1996, the Company focused on improving operating income, and, as a result, the deficits were eliminated in 1996 (see detailed financial results under Liquidity and Capital Resources section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K). The more significant steps taken were as follows:

o In October 1995, the Company established a goal to sell $100 million of non-strategic land assets over the 15-month period ended December 31, 1996. Total program sales for the 15 months equaled $123.7 million, exceeding the goal by $23.7 million. In addition, $9.1 million in other non-strategic property sales occurred in 1996. Proceeds from these sales were used primarily for debt reduction and to fund the Company's development activities.

o The Company continued to place a greater emphasis on increasing its development activity:
         - During 1996, the Company commenced construction on 3.3 million square feet of new development, compared to 900,000 square feet in 1995, and completed 1.6 million square feet compared to 600,000 for 1995.
         - In March 1996, the Company acquired The Akins Companies (now the Catellus Residential Group), a residential developer based in Southern California, to place the Company in a better position to pursue residential opportunities on certain existing land holdings. In addition, the Company intends to grow this business to opportunities on land not currently owned.
         - In addition to non-strategic land sales, the Company closed $62.5 million in property sales related to industrial, residential and mixed-use land development. These sales contributed $15.6 million to 1996 earnings compared to $1.0 million in 1995.

 o The Company continued to grow its fee businesses. Development and management fee income (net) increased to $3.4 million during 1996 from $1.9 million in 1995. This increase was primarily from "design build" fee income for the 500,000-square-foot Metropolitan Water District's headquarters at Los Angeles Union Station, residential development fee income and management fees from the Burlington Northern Santa Fe management contract.

o During 1996, the Company applied $83.3 million of the proceeds from non-strategic land sales to debt reduction in order to reduce interest expense. In addition, debt increased by $83.9 million which financed the construction of primarily pre-leased industrial buildings, residential development and the redemption of preferred stock. It is expected that future cash flow will be improved by the interest savings on the $83.3 million of debt reduction, reduced dividend requirements, cash flow from completed buildings and residential development, less the interest related to the $83.9 million of debt incurred to fund these activities.

o In order to reduce its preferred dividends, the Company issued two calls in 1996 and two calls in early 1997 for the redemption of preferred stock:
         - In July 1996, the Company called for redemption of 950,000 shares or approximately $50 million of its $3.75 Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock). The redemption date was September 13, 1996. The results were the conversion of 441,887 shares into 2,438,641 shares of common stock and the redemption of 508,113 shares at a cost of approximately $26.7 million.
         - In December 1996, the Company called for redemption an additional 475,000 shares or approximately $25 million of its Series A Preferred Stock. The redemption date was January 31, 1997. The results were the conversion of 471,730 shares into 2,603,168 shares of common stock and the redemption of the remaining shares at a cost of $175,000.
         - On February 5, 1997, the Company called for redemption an additional 1,720,000 shares or approximately $90 million of its Series A Preferred Stock. The redemption date was March 24, 1997. The results were the conversion of 99.8% of the shares into 9,469,015 shares of common stock and the redemption of the remaining 4,163 shares at a cost of $220,000.
         - On March 24, 1997, the Company called for redemption of the remaining outstanding 250,000 shares, or approximately $13 million, of its Series A Preferred Stock and 1,470,000 shares, or approximately $75 million, of its $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock. The redemption date on this call is May 1, 1997.
     As a result of these four calls, the Company's annual preferred dividend requirement will be decreased by approximately $18.1 million. Assuming the market conditions remain favorable, the Company expects to make additional redemption calls in 1997.

o The Company has an ongoing strategy to review its major land development projects with the goal of increasing profitability, minimizing up-front capital requirements and shortening the time required to develop the properties. As a result of these reviews, decisions have been and continue to be made to modify certain of the entitlements or abandon or sell properties that management believes cannot be developed in a reasonable time frame. For a discussion of specific projects, see Portfolio Summary.

     The combination of the above actions and other operating results resulted in the Company reporting $19.9 million in "Income from property operations, development and management activities after adjustment for general and administrative expense, fixed charges and leasing costs" compared to a deficit of $8.3 million in 1995 and a deficit of $24.5 million in 1994 (see Liquidity and Capital Resources section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K).

     With the elimination of its historic operating deficits, the Company expects to aggressively pursue development activities beyond those associated with its current land holdings, as well as other opportunities to increase cash flow.


PORTFOLIO SUMMARY

     The following tables provide information on the Company's income-producing assets, land assets, and joint venture investments:

                          PORTFOLIO BY ASSET CATEGORY

INCOME-PRODUCING PROPERTIES

                           AS OF DECEMBER 31,
              -------------------------------------------           PROPERTY
              NUMBER OF PROPERTIES    SQUARE FEET OWNED       OPERATING INCOME(1)
              -------------------    --------------------   -----------------------
                      1996               1996       1995        1996        1995
                      ----               ----       ----        ----        ----
                                          (IN THOUSANDS)          (IN THOUSANDS)
Industrial.......      53               12,606     11,424     $ 41,851    $ 39,523
Retail...........      12                  928        957        8,839       8,423
Office...........      14                1,683      1,687       15,746      16,483
Land leases......      54                  N/A        N/A        6,705       6,171
                      ---               ------     ------     --------    --------
     Total.......     133               15,217*    14,068     $ 73,141    $ 70,600
                      ===               ======     ======     ========    ========

     * Does not include approximately 1,200,000 square feet of buildings located on major mixed-use projects.


LAND DEVELOPMENT AND LAND HOLDINGS

                                                   AS OF DECEMBER 31,
                                  -----------------------------------------------------        Property
                                           Acres              Catellus Net Book Value      Operating Income (1)
                                  ------------------------  ---------------------------  -------------------------
                                        1996         1995         1996           1995          1996         1995
                                  -----------  -----------  ------------  -------------  ------------ ------------
                                                                  (IN THOUSANDS)              (IN THOUSANDS)
Major mixed use projects........       1,171        1,156      $323,134       $317,727        $3,337       $1,578
Industrial development..........       1,838        1,671        93,783         76,170         (964)      (1,111)
Retail and office development
  and other land................       1,209        6,086        61,902         59,647         (459)          391
Residential properties..........       1,955          550        44,939         14,522          (86)        (197)
Resource group portfolio........     789,899      833,844         2,299          1,788         (615)        (936)
Properties held for sale........      41,323       11,863        37,223         84,232       (1,600)      (2,018)
                                     -------      -------      --------       --------       -------    --------
          Total.................     837,395      855,170      $563,280       $554,086        $(387)    $ (2,293)
                                     =======      =======      ========       ========       =======    ========

JOINT VENTURES

                                    COMPANY
                                SHARE OF INCOME
                                ---------------
                                 1996      1995
                                 ----      ----
                                 (IN THOUSANDS)
Hotels................         $6,571    $6,355
Land..................            130     1,373
Residential...........            797        --
Office and apartments.          (747)     (693)
                               ------    ------
          Total.......        $6,751    $7,035
                               ======    ======


Notes:

     (1) Property operating income represents rental revenue less property operating costs.

     The following summarizes leasing statistics for the Company's operating properties (square feet in thousands):

                                         DECEMBER 31,
                                   ---------------------
                                   1996    1995     1994
                                   ----    ----     ----
Industrial buildings
  Square feet owned..........    12,606  11,424   10,985
  Square feet leased.........    12,345  10,945   10,432
  Percent leased.............     97.9%   95.8%    95.0%
Office buildings
  Square feet owned..........     1,683   1,687    1,687
  Square feet leased.........     1,460   1,553    1,618
  Percent leased.............     86.7%   92.1%    95.9%
Retail buildings
  Square feet owned..........       928     957      837
  Square feet leased.........       874     883      777
  Percent leased.............     94.2%   92.3%    92.8%
Land development*
  Square feet owned..........     1,231     100      100
  Square feet leased.........     1,129     100      100
  Percent leased.............     91.7%  100.0%   100.0%
Total
  Square feet owned..........    16,448  14,168   13,609
  Square feet leased.........    15,808  13,481   12,927
  Percent leased.............     96.1%   95.1%    95.0%

----------
     * 1996 increase reflects the inclusion of income from Mission Bay which was previously excluded because of capitalization of revenues and expenses.

     Lease Expiration -- The following table summarizes the lease expirations in the total portfolio as of December 31, 1996:

                               1997    1998   1999   2000    2001   2002   2003  2004  2005  THEREAFTER
                               ----    ----   ----   ----    ----   ----   ----  ----  ----  ----------

Percent.....................  19.1%    8.3%  10.0%  10.1%   17.4%   5.9%   4.2%  5.6%  6.3%    13.1%
Square feet (in thousands)..  3,026   1,312  1,584  1,602   2,746    930    665   889   991    2,063

     Of the 3.0 million of leased square feet that is scheduled to expire in 1997, approximately 385,000 square feet represent month-to-month leases.

INDUSTRIAL INCOME-PRODUCING PROPERTIES

     At the end of 1996, the Company's industrial income-producing portfolio included 12.6 million square feet in 53 properties. At the year-end, these buildings were 97.9% leased.

     At the end of 1996, the Company also had 2.3 million square feet under construction and leases signed for an additional 43,000 square feet to be constructed in 1997.

     Property Operating Income -- Property operating income for the industrial portfolio increased from $39.5 million in 1995 to $41.9 million in 1996. This increase resulted primarily from the addition of new industrial buildings totaling 1.7 million square feet that were completed in late 1995 and 1996. The increase in 1995 compared to 1994 was due to the completion of six new buildings totaling 532,000 square feet in 1995 and the fourth quarter of 1994, and was partially offset by reduced rentals from existing properties. The following table summarizes property operating income for the industrial portfolio (in thousands):


                                1996        1995       1994
                                ----        ----       ----

Industrial buildings.......   $ 41,851    $ 39,523   $ 38,813
                              ========    ========   ========


     Location -- The following table summarizes the Company's industrial buildings by region as of December 31, 1996:

                              NUMBER OF   NUMBER OF
                              BUILDINGS   PROPERTIES   SQUARE FEET
                            ------------  ----------  --------------
                                                      (IN THOUSANDS)
Arizona..................         12           5            1,194
Northern California......         20           4            1,727
Southern California......        125          34            7,868
Illinois.................          4           1              791
Oklahoma & Kansas........          4           4              406
Texas....................          7           5              620
                                 ---         ---           ------
          Total..........        172          53           12,606
                                 ===         ===           ======


     Lease Expiration -- The following table summarizes the lease expirations in the industrial portfolio as of December 31, 1996:

                                 1997   1998    1999   2000    2001   2002    2003   2004    2005   THEREAFTER
                                 ----   ----    ----   ----    ----   ----    ----   ----    ----   ----------
Percent.......................  17.8%   6.8%   10.6%   11.0%  18.6%   4.8%    4.3%   6.3%    7.3%    12.5%
Square feet (in thousands)....  2,194    836   1,313   1,358  2,301   598     527    776     899     1,543

     Leases totaling 2.2 million square feet of the Company's total industrial square footage expire in 1997. Of this, 52% are located in Southern California, where economic conditions have improved, 16% are located in Arizona, and the balance is spread throughout the portfolio. Of the 2.2 million of leased square feet that is scheduled to expire in 1997, approximately 133,000 square feet represent month-to-month leases.

INDUSTRIAL DEVELOPMENT

     The Company's plans call for continuing to expand industrial development activity. Approximately 1,866 acres of the Company's industrial land in 15 separate locations would support the development of approximately 26 million square feet of industrial development.

     In 1996, the Company commenced construction on 3.3 million square feet of new industrial development and completed approximately 1.6 million square feet of industrial construction. As of December 31, 1996, the Company had 2.3 million square feet under construction and had signed leases for 43,000 square feet of new industrial development. In 1997, the Company intends to seek additional build-to-suit opportunities and will engage in speculative development, in order to take advantage of local market conditions.

     Property -- The following table summarizes selected industrial development properties:

                                                       POTENTIAL
                                                     Square Feet of
                                                      ENTITLEMENTS
LOCATION                                  ACRES       (IN MILLIONS)
                                          -----       -------------
Phoenix, Arizona...................       214.3           3.6
Dallas, Texas
  Coppell..........................       171.6           3.0
  Garland..........................        72.8           1.4
Chicago, Illinois
  International Centre, Woodridge..       436.1           5.5
  Romeoville.......................       140.5           2.0
Northern California
  Richmond.........................        50.9           0.6
  Fremont*.........................       134.1           2.3
Southern California
  Anaheim..........................        11.5           0.2
  City of Industry.................        36.2           0.7
  La Mirada (held in joint venture)        30.4           0.6
  Ontario..........................       248.6           4.0
  Rancho Cucamonga.................        32.6           0.6
  Santa Fe Springs.................        12.5           0.2
Oklahoma City, Oklahoma............       274.5           1.2
                                        -------          ----
          Total....................     1,866.6          25.9
                                        =======          ====

     * Includes estimated industrial development on 127.5 acres of the Company's 840-acre mixed-use project, Pacific Commons in Fremont. The remainder of the developable acreage at Pacific Commons will be R&D, flex-tech, office and retail.

     Development -- The following table summarizes the Company's industrial development activities, in square feet, during the past three years:

                                                       1996        1995        1994
                                                       ----        ----        ----
Under construction, beginning of period......         641,128     337,136     307,000
Construction starts..........................       3,259,308     791,846     381,136
Completion...................................      (1,613,475)   (487,854)   (351,000)
                                                    ---------     -------     -------
Under construction, end of period............       2,286,961     641,128     337,136
                                                    =========     =======     =======

     Sales -- The following table summarizes the Company's sales of industrial development property:

                                       1996        1995  1994
                                       ----        ----  ----
Industrial Development Property:          (in thousands)
     Sales............             $ 27,375     $ 3,224  $ --
     Cost of sales....               18,596       2,271    --
                                   --------     -------  ----
          Gain........             $  8,779     $   953  $ --
                                   ========     =======  ====

RETAIL INCOME-PRODUCING PROPERTIES

     As of the end of 1996, the Company's retail income-producing portfolio totalled 928,000 square feet consisting of 24 buildings at 12 locations, which were 94.2% leased as of December 31, 1996.

     The Company's retail properties are located primarily in Northern and Southern California, with one complex in each of Colorado and Oregon. The largest retail project, East Baybridge Center, is located on 40 acres near San Francisco in the cities of Emeryville and Oakland. The 269,000-square-foot Phase I of this project opened in mid-1994 and was pre-leased to such national retailers as Home Depot, Sportmart, OfficeMax, Safeway's Pak 'n Save, and CompUSA. A 117,000-square-foot building for Kmart was added to the center in late 1995.

     Property Operating Income -- Property operating income for the Company's retail building portfolio rose from $8.4 million in 1995 to $8.8 million in 1996, because of the addition of the Kmart building to East Baybridge Center. Operating income increased by $3.4 million from 1994 to 1995 primarily because of the completion of the East Baybridge Center in late 1994. The following table summarizes property operating income for the retail portfolio (in thousands):

                              1996     1995     1994
                              ----     ----     ----
Retail buildings....        $8,839   $8,423   $5,024
                            ======   ======   ======

     Location -- The following table summarizes the Company's retail buildings by region as of December 31, 1996:

                            NUMBER OF  NUMBER OF
                            BUILDINGS  PROPERTIES  SQUARE FEET
                            ---------  ----------  -----------
                                                  (IN THOUSANDS)
Northern California.....         9           3           460
Southern California.....        12           7           330
Colorado................         1           1           100
Oregon..................         2           1            38
                                --          --           ---
          Total                 24          12           928
                                ==          ==           ===

     Lease expirations -- The following table summarizes the lease expirations in the retail portfolio as of December 31, 1996:


                              1997    1998   1999    2000   2001    2002   2003    2004   2005       THEREAFTER
                              ----    ----   ----    ----   ----    ----   ----    ----   ----       ----------
Percent...................    11.9%   6.8%   4.0%   10.8%   6.8%    0.1%   4.0%   10.3%   0.6%        44.7%
Square feet (in thousands)     104     59     35      95     59       1     35      90      5          391

     Development -- The following table summarizes the Company's retail development completed during the past three years:

                                    1996      1995     1994
                                    ----      ----     ----
Completed projects (square feet).     --   117,000  269,310
                                    ====   =======  =======

OFFICE INCOME-PRODUCING PROPERTIES

     At the end of 1996, the Company's office income-producing portfolio consisted of approximately 1.7 million square feet of office buildings. At year-end 1996, this portfolio of 34 office buildings was 86.7% leased. The most significant office projects owned by the Company are the South Bay Center in San Jose, California (424,192 square feet) and the Railway Exchange Building in Chicago, Illinois (374,929 square feet).

     Property Operating Income -- The Company experienced a decrease in property operating income from office buildings in 1996. This decrease is related to an increase in vacancy primarily in one building. The decrease from 1994 to 1995 is related primarily to the Railway Exchange Building in Chicago, Illinois. An increase in property taxes in Chicago and the replacement of a major tenant with tenants paying lower rates caused the building to contribute less to office property operating income than in 1994. The following table summarizes property operating income for the office portfolio (in thousands):

                         1996      1995      1994
                         ----      ----      ----
Office buildings...   $15,746   $16,483   $18,399
                      =======   =======   =======

     Location -- The following table summarizes the Company's office property by region as of December 31, 1996:

                            Number of   Number of
                            BUILDINGS   PROPERTIES   SQUARE FEET
                            ---------   ----------   -----------
                                                     (IN THOUSANDS)
Northern California.....        11            3           521
Southern California.....        14            7           573
Illinois................         2            2           473
Oregon..................         1            1            56
Texas...................         6            1            60
                                --           --         -----
          Totals........        34           14         1,683
                                ===          ==         =====

     Lease Expirations -- The following table summarizes the lease expirations in the office portfolio as of December 31, 1996:

                              1997    1998   1999    2000   2001    2002   2003    2004   2005      THEREAFTER
                              ----    ----   ----    ----   ----    ----   ----    ----   ----      ----------
Percent...................    14.6%   8.5%   12.1%   6.0%   20.3%  21.2%   7.0%    1.5%   0.0%        8.8%
Square feet (in thousands)     213    124     177     87     296    309     102     23      0         129

     Of the 213,000 square feet of leased space that is scheduled to expire in 1997, approximately 2,400 square feet represent month-to-month leases.

LAND LEASES

     As of the end of 1996, the Company's land lease income-producing portfolio included 54 leases on 5,339 acres.

     Property Operating Income -- Property operating income for the land lease portfolio has remained stable since 1994. The following table summarizes operating income for the land lease portfolio (in thousands):

                             1996    1995    1994
                             ----    ----    ----
Land leases...........      6,705   6,171   6,377
                            =====   =====   =====

     Location -- The following table summarizes the Company's land leases by region as of December 31, 1996:


                                    NUMBER OF
                                     LEASES      ACRES
                                     ------      -----
Arizona.........................         4          16
Northern California.............         5          24
Southern California.............        44       5,294
Texas...........................         1           5
                                        --       -----
          Total.................        54       5,339
                                        ==       =====

LAND DEVELOPMENT -- MIXED USE PROJECTS

         The Company's land portfolio includes four major mixed-use development sites.

         Mission Bay, San Francisco, CA. The Company owns 166.9 acres of property in San Francisco which is part of a 313-acre mixed-use development known as Mission Bay. The balance of the property is primarily owned by various public entities. The property is subject to easements or other encumbrances in favor of public utilities or public entities, leases, exchange agreements between the Company and the various public entities and specific plan and zoning requirements regarding further development. The Company's property was the subject of a 1991 Development Agreement between the Company and the City and County of San Francisco that was terminated by the Company in February 1996. As a result of this decision, the Company took an $84.8 million charge against fourth quarter earnings in 1995. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 6 to the Consolidated Financial Statements).

         During 1996, the Company reached an agreement in principle with the City of San Francisco for a 65-acre portion of the 313-acre project. The entitlement process to implement that agreement in principle is underway and will continue into 1998. The revised plan for this project will include 2,400 market-rate units, up to 350,000 square feet of entertainment retail and up to 250,000 square feet of neighborhood and community-serving retail. Under this agreement in principle, incremental tax revenue generated by the project will be available to finance infrastructure. It is not feasible to estimate the cost of this development until entitlements have been obtained.

         In March 1997, the University of California at San Francisco ("UCSF") entered into an exclusive negotiation period with the Company to pursue an agreement, subject to the receipt of the necessary entitlements and other conditions, to locate a planned expansion of UCSF's campus on the Mission Bay project. There can be no assurances, however, that the necessary entitlements will be obtained, that the timing of entitlements, if obtained, will meet marketing needs, or that the other conditions will be met. Negotiations are expected to continue throughout much, if not all, of 1997.

         As of December 31, 1996, approximately one million square feet of buildings and approximately 20 land leases were held for lease at Mission Bay and the buildings were approximately 92% occupied. These operating assets represent interim uses of the property and are not expected to be part of any final project. Rental revenue from the buildings was $4.5 million during 1996, resulting in property operating income of $3.2 million. Rental revenue from these land leases was approximately $1.6 million during 1996, resulting in property operating income of $600,000. This project is not currently security for borrowings of the Company.

         Pacific Commons, Fremont, CA. Pacific Commons Business Park is located on an 840-acre site bordering Interstate 880 in Fremont, California, a part of the San Jose/Silicon Valley area.

         In September 1996, the Company received entitlements from the City of Fremont for 8.5 million square feet of development, upon compliance with the certified environmental impact report and applicable laws. The development would include 7.8 million square feet of research and development, light industrial, warehouse-distribution and corporate campus space and 700,000 square feet of retail. In accordance with the environmental impact report and applicable law, the Company is working with the City, state and federal government agencies to address the impact of the park on wetlands and special status species. There can be no assurances that the necessary government approvals will be obtained, or that the timing of approvals, if obtained, will meet marketing needs.

         In the fourth quarter of 1996, the Company began construction on its first build-to-suit development at Pacific Commons. The 375,000-square-foot warehouse/distribution facility is expected to be completed by the end of 1997.

         Union Station, Los Angeles, CA. The Company owns approximately 47 acres which surround and include the historic Los Angeles Union Station. The Company completed acquisition of the site in 1990. In 1996, the City awarded the Company a flexible entitlement package permitting seven million square feet of development which could include office, hotel, housing, sports and entertainment facilities.

         In 1996, the Company sold a 4.2-acre portion of the Union Station property to Metropolitan Water District ("MWD") as the site of MWD's new headquarters facility. This sale generated proceeds of $13.2 million and a gain of $5.0 million. The Company has commenced construction of the 500,000-square-foot, 12-story headquarters facility on behalf of MWD. Completion is scheduled for late 1998, with occupancy to occur in 1999.

         Santa Fe Depot, San Diego, CA. The Company owns approximately 17 acres near the waterfront in downtown San Diego, California. The Depot is served daily by intercity rail lines (Amtrak), a commuter rail line (Coaster), and the City's growing trolley system. The site is currently entitled for a mixture of office, hotel, retail and housing development. Management is reevaluating the approved specific plan in light of current and projected market conditions, and is working with the U.S. Navy, Port Commission, and City and County agencies on a master plan for the entire North Embarcadero portion of the waterfront, which would require additional entitlements. The site is also one of three in the greater San Diego area under consideration for a new San Diego Padres baseball stadium, which would require reevaluation of the specific plan, which in turn would require additional entitlements. There can be no assurances that any necessary entitlements will be obtained, or that the timing of entitlements, if obtained, will meet marketing needs.

RESIDENTIAL DEVELOPMENT

         In March 1996, the Company concluded the acquisition of The Akins Companies, a residential real estate company, consisting of a diversified group of entities involved in home-building, community development and project management services. Since 1950, the Akins Companies have developed more than 10,000 homes throughout Southern California.

         The acquired business, now called the Catellus Residential Group ("CRG"), develops the Company's residential land, as well as projects previously started by Akins, and will undertake new development activities. In addition, Catellus Residential Group includes an urban housing division formed by the Company in 1995 to develop rental housing with an affordable component on urban in-fill locations in California.

         Property -- The following table summarizes the Company's residential properties, including those acquired as part of the Akins acquisition:

                                                                    POTENTIAL LOTS OR UNITS
                                                                -------------------------------
                                                                COMMUNITY     MERCHANT    URBAN
                                                                DEVELOPMENT   HOUSING    HOUSING    ESTIMATED
                                                                 DIVISION     DIVISION   DIVISION     START
LOCATION                                              ACRES       (LOTS)       (UNITS)    (UNITS)      DATE
--------                                              -----       ------       -------   ---------   --------
Owned Projects
    Texas
       Oak Cliff/Dallas, TX......................       113         400                             After 1998
       Clodine, TX...............................       877       2,100                             After 1998
     Northern California
       Bear Creek/Stockton, CA...................       392         800                             After 1998
       Tracy, CA.................................       445       2,400                             After 1998
       Mission Bay/San Francisco, CA*............        22                               2,400     Mid 1998-Early 1999
       Union City, CA............................        58          86          100                Under development
    Southern California
       Lakeside/Buena Park, CA...................        70         258           92                Late 1997
Joint Venture Projects
       Bridgecourt Apts/Emeryville, CA...........         4                                 220     Under development
       Kentwood Collection/Los Angeles, CA.......        11                       23                Under development
       Signature Collection/Newport Coast, CA....        25                       30                Under development
       Stevenson Ranch/Santa Clarita, CA.........        11                       55                Under development
Management Projects
       University Hills/Irvine, CA...............        22                                 150     Under development
       Canyon Hills/Orange, CA...................         4                       74                Under development
       Ridgemoor/Rowland Heights, CA.............       123                      228                Under development
       Marabella Golf Villas/San Juan
       Capistrano, CA............................         2                       24                Under development
                                                      -----       -----          ---       ----
TOTALS . . . . . . . . . . . . . . . . . . . . .      2,179       6,044          626      2,770
                                                      =====       =====          ===      =====

* Represents 21.9 acres in the 65-acre portion of Mission Bay located north of the channel, which the CRG's Urban Housing Division will develop in conjunction with the Bay Area Development Group.

         Sales - The following table summarizes the Company's sales of residential development property:

                                               1996     1995      1994
                                               ----     ----      ----
                                                   (IN THOUSANDS)
Residential Development Property:
     Sales..............................   $ 21,945    $  --     $  --
     Cost of sales......................     20,138       --        --
                                           --------    -----     -----
        Gain............................   $  1,807    $  --     $  --
                                           ========    =====     =====

JOINT VENTURES

         The Company's joint venture interests provided net distributions to the Company of $10.2 million in 1996. The Company owns an interest in the following properties:

OPERATING PROPERTIES         LOCATION                           TYPE
--------------------         --------                           ----

New Orleans Hilton           New Orleans, LA                    Hotel
San Diego Embassy Suites     San Diego, CA                      Hotel
Park del Amo                 Torrance, CA                       Office
Seabridge Apartments         San Diego, CA                      Residential
Pacific Design Center        West Hollywood, CA                 Furniture mart

LAND                         TYPE
----                         ----

Dallas, Texas                Industrial development
New Orleans, Louisiana       Hotel development
La Mirada, California        Industrial development
West Hollywood, California   Entertainment/retail development

RESIDENTIAL PROPERTIES       LOCATION                           TYPE
----------------------       --------                           ----

Kentwood Collection          Los Angeles, CA                    Residential
Signature Collection         Newport Coast, CA                  Residential
Stevenson Ranch              Santa Clarita, CA                  Residential
Bridgecourt Apts.            Emeryville, CA                     Residential

         The Company is engaged in discussions concerning the possible sale of certain interests. The Company expects to participate in additional joint ventures in connection with future development opportunities.

CATELLUS RESOURCES GROUP PORTFOLIO

         The Company owns more than 790,000 acres of land in the Southern California desert regions of Los Angeles, Kern, San Bernardino, Riverside and Imperial Counties and the state's Central Valley. Because of its location, lack of contiguity among parcels and other factors, this land is not currently suitable for traditional development activities. As a result, a new division of the Company, the Catellus Resources Group, was created in 1995 to explore the potential for agricultural, minerals, water, telecommunications, energy, and waste management uses for this property. In addition, Catellus Resources
Group will explore possible exchanges with various governmental agencies. There can be no assurances that any of these prospects or opportunities will be realized by the Company.

DEBT SECURED BY PROPERTIES

         Of the Company's $496.7 million in outstanding debt at December 31, 1996, $496.2 million represents loans secured by a majority of the Company's income-producing properties and certain of its land under development. Approximately $347 million of the Company's debt secured by income-producing properties has penalties if paid before maturity. Information regarding interest rates and principal maturities is provided in Note 3 to the consolidated financial statements.

DEVELOPMENT AND MANAGEMENT SERVICES

  Development Services

         The Company is currently the developer on a "design build" basis, in partnership with Charles Pankow Builders, for the Metropolitan Water District headquarters facility. The Company intends to pursue additional design build opportunities in order to increase recurring earnings.

  Management Services

         The Company's wholly-owned subsidiary Catellus Management Corporation ("CMC") has entered into a contract with the Burlington Northern Santa Fe Corporation ("BNSF"), which owns one of the nation's largest railroads, to provide management and disposition services for BNSF's real property assets. The assets include approximately 17,000 leases and are located in 27 states and two Canadian provinces. In November 1996, CMC executed a new contract with BNSF to provide management services for BNSF's existing portfolio of approximately 115,000 permits and to handle BNSF's issuance of new permits. The Catellus Residential Group also generates management fees in regard to its joint venture developments and third party arrangements.

         The Company intends to pursue additional management service agreements aggressively to increase recurring earnings.

PROPERTY SALES

         Before 1996, the Company sold land to provide cash for costs associated with pre-development, operating and holding the Company's substantial real estate assets and paying interest on debt and dividends on preferred stock. Sales included mountain, desert, agricultural and other non-strategic lands, as well as lands that the Company might develop in the future. The Company also sold income-producing properties to cover such costs. In October 1995, the Company announced a goal of selling $200 million of non-strategic land assets by March 1998, including $100 million by December 31, 1996. After announcing this goal, the Company sold $47.1 million in the fourth quarter of 1995 and $76.6 million in 1996, bringing the total sales to $123.7 million through December 31, 1996. In addition, during 1996 the Company determined that approximately $30 million of assets had residential and other development potential and, therefore, reduced the goal of $200 million to $170 million. The Company expects the remaining $46.3 million of non-strategic land assets to be sold during 1997 and 1998. Over the past three years, the Company's sales (in thousands) consisted of the following:

                                               1996       1995     1994
                                               ----       ----     ----
NON-STRATEGIC LAND AND OTHER ASSETS:
  Non-strategic land:
  Sales....................................   $76,553   $62,199   $32,298
  Cost of sales............................    56,894    29,410    22,024
                                              -------   -------   -------
    Gain...................................    19,659    32,789    10,274
                                              -------   -------   -------
  Other:
  Sales....................................     9,125      --      21,472
  Cost of sales............................     4,379      --      18,439
                                              -------   -------   -------
    Gain...................................     4,746      --       3,033
                                              -------   -------   -------
Total non-strategic land and other assets
  Sales....................................    85,678    62,199    53,770
  Cost of sales............................    61,273    29,410    40,463
                                              -------   -------   -------
    Gain...................................   $24,405   $32,789   $13,307
                                              =======   =======   =======


ENVIRONMENTAL MATTERS

         Various federal, state, and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters." Such regulations can increase the cost of planning, designing, developing, managing and maintaining the Company's properties. The Company has expended and will continue to expend significant financial and managerial resources to comply with environmental regulations and local permitting requirements. While the Company or outside consultants have evaluated the environmental liabilities associated with most of the Company's properties, any evaluation necessarily is based upon then-prevailing law and identified site conditions. In addition, many of the Company's properties are in the early stages of development, and the environmental studies and investigations which have been performed are preliminary. It is possible that significant unknown costs and liabilities may arise in the future relating to these properties and that certain development projects may be significantly delayed, modified, or canceled as a result of associated remediation costs. In addition, other properties presently or formerly owned by the Company or its corporate predecessors have required or may require remediation. Although there can be no assurance, the Company does not believe that such costs will have a material adverse effect on its business, financial condition or results of operations.

         The Company has been or may be named a defendant or a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), or analogous state statutes. With respect to a site in Livermore, California, the Regional Water Quality Control Board has issued a Tentative Site Cleanup Order naming the Company as one of eleven responsible parties. In February 1994, the Company reached a settlement with plaintiffs and all of the other potentially responsible parties pursuant to which the Company paid $67,650 into a fund covering certain past and future remediation costs in exchange for a qualified release of liability. The Company has been named a PRP with respect to several additional sites. Remediation of those sites has been completed by the Company or is being completed by third parties at their expense. The Company does not expect to incur material additional costs with respect to those sites.

COMPETITION

         Real estate markets are regional, and levels of competition vary by market. The Company encounters significant competition for leasing and sales of real estate in each of its market areas, but no one competitor is dominant. The Company is not dependent on any one customer for a significant portion of its revenues.

EMPLOYEES

         At December 31, 1996, the Company had 304 employees, including 56 employees of the management subsidiary which now manages certain BNSF properties, and 106 employees of the residential subsidiary.

         The Company engages third parties to manage multi-tenant properties and properties in locations which are not in close proximity to the Company's regional or field offices. In addition, the Company engages outside consultants such as architects and design firms in connection with its pre-development activities. The Company also employs third party contractors on development projects for infrastructure and building construction.

RISK FACTORS

         It is the Company's belief that this Annual Report on Form 10-K may contain statements which, to the extent that they are not recitations of historical fact, may constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. All forward looking statements involve risks and uncertainties. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. Factors that most typically affect the Company's operating results and financial condition include (i) changes in general economic conditions in regions in which the Company's projects are located, (ii) supply and demand for office, industrial, and residential space, (iii) the delay in receipt of or the denial of government approvals and entitlements for development projects, (iv) other public and private development activity in the areas in which the Company owns property, (v) land and building material costs, (vi) the availability and cost of project financing, (vii) competition from other property owners, (viii) liability for environmental remediation at the Company's properties, (ix) the Company's ability to increase development fees, (x) the Company's ability to sell non-strategic assets, (xi) changes in the capital markets affecting the ability of the Company to minimize its interest and preferred dividends, (xii) the Company's ability to control the timing of the recognition of deferred tax liability, (xiii) the impact of discretionary government actions, (xiv) the exposure of the Company's assets to natural occurrences, such as earthquakes, tornadoes, and similar events, and (xv) changes in the legal and regulatory environment, including the tax treatment of the Company's activities and assets. For discussions identifying other important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, see the Company's Securities and Exchange Commission filings, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K and Note 14 to the Consolidated Financial Statements included in this Form 10-K.

ITEM 2.  PROPERTIES

         The Company's real estate projects are generally described in Item 1 above, which descriptions are incorporated in this Item by reference. The Company's principal executive office is located in San Francisco, California, and it has regional or field offices in seven other locations in the United States. The Company believes that its property and equipment are generally well maintained, in good condition, and adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

         The Company, its subsidiaries and other related companies are named defendants in several lawsuits arising from normal business activities, are named parties in certain governmental proceedings (including environmental actions) and are the subject of various environmental remediation orders of local governmental agencies arising in the ordinary course of its business. The matters described below may involve substantial claims for damages for which the Company could be liable. While the outcome of these lawsuits or other proceedings against the Company and the cost of compliance with any governmental order cannot be predicted with certainty, management does not expect any of these matters to have a material adverse effect on the business, financial condition or liquidity of the Company.

         The Atchison, Topeka, & Santa Fe Railway Co. v. The Testate and Intestate Successors of Grace Richards, et al. (Superior Court of California, County of San Diego; filed May 1983) and Herbert Lincoln Hubbard et al. v. The Atchison, Topeka & Santa Fe Railway Co., Santa Fe Land Improvement Company, et al. (Superior Court of California, County of San Diego; filed January 1988) are consolidated cases in which both the Company and the opposing litigants claim title to a 550 foot by 75 foot strip of property located on the Santa Fe Depot site in San Diego, CA. The opposing litigants also seek damages for alleged fraud, interference with prospective economic advantage, and inverse condemnation.

         After trial and several appellate proceedings, the courts have rejected the damages claims of the opposing litigants and held that the Company on the one hand and the opposing litigants on the other each own an undivided one-half fee interest in the disputed strip of property. The opposing litigants have filed a petition for review with the California Superior Court, and the outcome of this petition and any further appeals cannot be predicted.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company are listed below. There were no family relationships among any executive officers and directors of the Company. All officers serve at the pleasure of the Board of Directors of the Company, subject to compliance with various employment agreements to which the Company and the officers are parties.

Name                 Age  Position
----                 ---  --------
CORPORATE OFFICERS

Nelson C. Rising     55   President and Chief Executive Officer
Stephen P. Wallace   42   Senior Vice President and Chief Financial Officer
Timothy J. Beaudin   38   Senior Vice President Property Operations
Kathleen Smalley     39   Senior Vice President, General Counsel and Secretary
Paul A. Lockie       38   Vice President and Controller

OPERATING OFFICERS WHO ARE CONSIDERED EXECUTIVE OFFICERS

Ted R. Antenucci     32   Vice President
David B. Friedman    40   President Catellus Resources Group
Don M. Parker        52   Vice President Bay Area Development
Ira E. Yellin        56   Senior Vice President Southern California Development

         Additional information concerning the business background of each executive officer of the Company is set forth below:

         MR. RISING has served as President and Chief Executive Officer and a Director of the Company since September 1994. For more than five years prior to joining the Company, Mr. Rising was a Senior Partner with Maguire Thomas Partners, a Los Angeles-based commercial developer with projects in Southern California, Dallas and Philadelphia.

         MR. WALLACE was elected as Senior Vice President and Chief Financial Officer in July 1995. Mr. Wallace was previously the Senior Vice President and Chief Financial Officer at Castle & Cooke Homes, Inc. from May 1993. Before that Mr. Wallace served as the Chief Financial Officer at A.M. Homes in Newport Beach, California.

         MR. BEAUDIN was elected Senior Vice President Property Operations in January 1996. Before this appointment, Mr. Beaudin served as Vice President Property Operations since February 1995. For more than five years before that, Mr. Beaudin served as Senior Vice President -- Managing Officer of the Financial Services Group at CB Commercial Real Estate Group, a national real estate brokerage firm.

         MS. SMALLEY joined the Company as Senior Vice President, General Counsel, and Secretary on January 1, 1997. For more than five years before joining the Company, Ms. Smalley was General Counsel and Investment Manager of Crow Family Holdings ("CFH"), an investment management company that manages assets, including real estate and related businesses, throughout the United States and abroad. Ms. Smalley also currently holds an appointment to Harvard Law School, where she lectures in the real estate field.

         CFH, during Ms. Smalley's employment, managed investments in thousands of entities holding real estate. In connection with her duties as General Counsel and Investment Manager for CFH, Ms. Smalley managed both legal functions and a number of special assignments. Among those special assignments was the management of the bankruptcy of approximately 55 affiliated entities in two jointly administered proceedings. Ms. Smalley was not involved in the ownership or management (other than as described below) of the properties owned by the affected debtors before the debt restructuring negotiations and related filing of bankruptcy petitions. In addition, there were approximately 35 other entities affiliated with CFH that filed for protection under federal bankruptcy laws. In connection with her employment by CFH, Ms. Smalley served as an officer of the direct or indirect general partner of some of these entities.

     MR. LOCKIE joined the Company as Vice President and Controller in February 1996. Before joining the Company, Mr. Lockie served as the Chief Financial Officer for Kimball Small Properties, Inc. ("KSP"), a San Jose, California real estate development and management company.

         Mr. Lockie, in connection with his duties as Chief Financial Officer for KSP, also served as Cheif Financial Officer of several companies affiliated with KSP, including Techmart Properties, Inc., the indirect general partner of a real estate partnership that filed for protection under federal bankruptcy laws in September , 1992. In September, 1995, a final decree was entered closing the case.

     MR. ANTENUCCI was elected Vice President of the Company in October 1995. Before joining the Company, Mr. Antenucci served as Vice President at Omnitrax, a shortline rail carrier, for two years and as Vice President -- Industrial Sales for CB Commercial Real Estate Group, Inc. for more than seven years.

         DR. FRIEDMAN has served as President of Catellus Resources Group since February 1996. For more than five years before joining the Company, Dr. Friedman was an Associate Attorney and Partner in the Los Angeles law firm of Tuttle & Taylor representing, among other clients, major agriculture and resource interests and was a consultant specializing in California economic development research.

     MR. PARKER was elected Vice President Bay Area Development in March 1995. From January 1994 to March 1995, Mr. Parker was the Executive Director of the Alameda Reuse and Redevelopment Authority for the conversion of the naval air station. For more than five years before that, Mr. Parker was a partner and project director of the Marina Village Mixed-Use Community in Alameda, California.

         MR. YELLIN joined the Company in February 1996, as the Senior Vice President, Southern California Development. For more than five years before joining the Company, Mr. Yellin served as President of the Yellin Company, a Los Angeles real estate investment, development and management company involved primarily in the acquisition, restoration and redevelopment of historic buildings in the Historic Core of Downtown Los Angeles.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock commenced trading on December 5, 1990 and is traded on the New York Stock Exchange, the Chicago Stock Exchange, and the Pacific Stock Exchange under the symbol "CDX." The following table sets forth the high and low sale prices of the common stock, as reported on the New York Stock Exchange Composite Tape, during the periods indicated:

                                        High           Low
  1995
   First Quarter................      $ 6 1/8        $ 5 1/8
   Second Quarter...............        6 7/8          5 1/2
   Third Quarter................        6 7/8          6 1/8
   Fourth Quarter...............        6 5/8          5 3/8

  1996
   First Quarter................      $ 8 1/4        $ 6 1/8
   Second Quarter...............        9 3/4          7 7/8
   Third Quarter................        9 7/8          8 1/4
   Fourth Quarter...............       11 3/8          9 3/4


         No cash dividends have been paid on the Company's common stock and the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future.

         On March 14, 1996, there were approximately 35,080 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

         The following income statement and selected balance sheet data with respect to each of the years in the five-year period ended December 31, 1996 have been derived from the annual Consolidated Financial Statements. The operating data have been derived from the Company's underlying financial and management records and are unaudited. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of results of operations for 1996, 1995 and 1994.


                                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------------
                                                       1996          1995          1994        1993        1992
                                                       ----          ----          ----         ----       ----
INCOME PRODUCING PROPERTIES
   Rental revenue.................................   $ 115,886    $ 102,828    $  99,183    $ 107,625    $  96,496
   Property operating costs.......................     (39,408)     (30,650)     (29,609)     (38,708)     (37,670)
   Equity in earnings of joint ventures...........       5,993        5,826        4,240        1,878       (1,991)
                                                     ---------    ---------    ---------    ---------    ---------
                                                        82,471       78,004       73,814       70,795       56,835
                                                     ---------    ---------    ---------    ---------    ---------

DEVELOPMENT ACTIVITIES AND FEE SERVICES
   Gain on development property sales.............      15,623          953         --           --           --
   Development and management fee income, net.....       3,432        1,924        2,151        2,260        1,733
   Equity in earnings of joint ventures...........         758        1,209        3,742          (60)         (25)
   Land holding costs, net........................      (3,724)      (3,871)      (4,891)        (872)      (2,161)
                                                     ---------    ---------    ---------    ---------    ---------
                                                        16,089          215        1,002        1,328         (453)
                                                     ---------    ---------    ---------    ---------    ---------

Interest expense..................................     (42,521)     (25,757)     (24,671)     (43,959)     (53,221)
Depreciation and amortization.....................     (30,561)     (27,990)     (28,577)     (31,117)     (29,437)
General and administrative expense................      (8,019)     (10,924)     (14,818)     (13,143)     (12,876)
Gain on non-strategic land and other asset sales..      24,405       32,789       13,307       33,165       40,204
Adjustment to carrying value of property..........         --       (102,400)     (24,100)    (32,500)        --
Litigation, environmental and restructuring costs.       1,093         (961)      (2,854)     (12,637)      (1,888)
Other, net........................................         (19)       2,504        3,091      (25,292)       3,221
                                                     ---------    ---------    ---------    ---------    ---------
EARNINGS (LOSS) BEFORE INCOME TAXES
                AND EXTRAORDINARY EXPENSE.........      42,938      (54,520)      (3,806)     (53,360)       2,385

Income tax (expense) benefit                           (17,537)      21,518        1,359        8,008       (1,208)
                                                     ---------    ---------    ---------    ---------    ---------

   NET EARNINGS (LOSS) BEFORE
              EXTRAORDINARY EXPENSE...............      25,401      (33,002)      (2,447)     (45,352)       1,177

     Extraordinary expense related to early
       retirement of debt, net of income tax
       benefit (1)................................        --           --           --         (7,401)        --
                                                       ---------    ---------    ---------    ---------    ---------
   NET EARNINGS (LOSS)............................      25,401      (33,002)      (2,447)     (52,753)       1,177

     Preferred stock dividends....................     (22,173)     (23,813)     (23,813)     (16,132)        --
     Premium on redemption of preferred stock.....      (1,334)        --           --           --           --
                                                      ---------    ---------    ---------    ---------    ---------
   NET EARNINGS (LOSS) APPLICABLE TO
               COMMON STOCKHOLDERS................   $   1,894    $ (56,815)   $ (26,260)   $ (68,885)   $   1,177
                                                     =========    =========    =========    =========    =========

   Net earnings (loss) per share of common stock:
     Before extraordinary expense................       $ 0.03      $ (0.78)      $(0.36)     $ (0.87)      $ 0.02

     Extraordinary expense (1)...................         --            --            --        (0.10)          --
                                                     ---------     ---------    ---------   ---------     ---------
   Net earnings (loss) after extraordinary expense       $ 0.03      $ (0.78)       $(0.36)   $ (0.97)       $ 0.02
                                                     ==========    =========    ==========   ========     =========

   Average number of common shares outstanding           74,947       72,967        72,967     70,834        53,976
                                                     ==========     ========     =========   ========      ========



                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                            1996          1995          1994          1993          1992
                                            ----          ----          ----          ----          ----
Earnings before depreciation and
   deferred taxes (EBDDT)............   $  25,852     $  18,254     $  19,665    $  <16,931>     $  <9,466>

NOTE: The Company uses a supplemental performance measure called Earnings Before Depreciation and Deferred Taxes (EBDDT) in order to better understand its operating results. EBDDT is calculated by taking net earnings (loss) and making various adjustments.
Depreciation, amortization and provision for deferred income taxes are excluded as they represent non-cash charges. In addition, gains on sale of non-strategic and other assets, adjustments to carrying value of property, and premiums on the redemption of preferred stock more closely reflect investment activities, not operating activities, and are also excluded from the EBDDT calculation.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                            1996          1995          1994          1993          1992
                                            ----          ----          ----          ----          ----
Balance sheet data:
   Total properties..................   $1,024,102    $1,007,451    $1,087,119    $1,091,832     $1,129,634
   Total assets......................    1,123,118     1,097,604     1,207,363     1,373,827      1,208,887
   Mortgage and other debt...........      496,742       496,180       530,641       663,764        887,185
   Stockholders' equity..............      422,453       442,874       499,689       525,949        145,923

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                             1996       1995       1994      1993      1992
                                             ----       ----       ----      ----      ----
Operating Data:
     Buildings owned (square feet)(2)..       16,449     14,168     13,609    13,367     14,183
     Leased percentage.................        96.1%      95.1%      95.0%     94.9%      90.4%

----------
(1) Net income in 1993 reflects extraordinary expense relating to a redemption premium paid to a lender and write-off of deferred financing costs on the Company's $388.2 million first mortgage loan.
(2) Prior to 1996, square feet owned excludes approximately 1.2 million square feet of existing buildings, primarily at Mission Bay.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Prior to 1996, the aggregate cash requirements associated with fixed charges and leasing costs exceeded the Company's operating income from recurring sources. The Company relied primarily on proceeds from asset sales and the issuances of debt and preferred stock to meet its operating deficits. During 1995 and 1996, the Company focused on improving operating income, and, as a result, the deficits were eliminated in 1996 (see detailed financial results under Liquidity and Capital Resources). The more significant steps taken were as follows:

 .    In October 1995, the Company established a goal to sell $100 million of non-strategic land assets over the 15-month period ended December 31, 1996. Total program sales for the 15 months equaled $123.7 million, exceeding the goal by $23.7 million. In addition, $9.1 million in other non-strategic property sales occurred in 1996. Proceeds from these sales were used primarily for debt reduction and to fund the Company's development activities.

 .    The Company continued to place a greater emphasis on increasing its development activity:

         - During 1996, the Company commenced construction on 3.3 million square feet of new development, compared to 900,000 square feet in 1995, and completed 1.6 million square feet compared to 600,000 for 1995.
         - In March 1996, the Company acquired The Akins Companies (now the Catellus Residential Group), a residential developer based in Southern California, to place the Company in a better position to pursue residential opportunities on certain existing land holdings. In addition, the Company intends to grow this business to opportunities on land not currently owned.
         - In addition to non-strategic land sales, the Company closed $62.5 million in property sales related to industrial, residential and mixed-use land development. These sales contributed $15.6 million to 1996 earnings compared to $1.0 million in 1995.

 .    The Company continued to grow its fee businesses. Development and management fee income (net) increased to $3.4 million during 1996 from $1.9 million in 1995. This increase was primarily from "design build" fee income for the 500,000-square-foot Metropolitan Water District's headquarters at Los Angeles Union Station, residential development fee income and management fees from the Burlington Northern Santa Fe management contract.

 . During 1996, the Company applied $83.3 million of the proceeds from non-strategic land sales to debt reduction in order to reduce interest expense. In addition, debt increased by $83.9 million which financed the construction of primarily pre-leased industrial buildings, residential development and the redemption of preferred stock. It is expected that future cash flow will be improved by the interest savings on the $83.3 million of debt reduction, reduced dividend requirements, cash flow from completed buildings and residential development, less the interest related to the $83.9 million of debt incurred to fund these activities.

  . In order to reduce its preferred dividends, the Company issued two calls in 1996 and two calls in early 1997 for the redemption of preferred stock:

      - In July 1996, the Company called for redemption of 950,000 shares or approximately $50 million of its $3.75 Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock). The redemption date was September 13, 1996. The results were the conversion of 441,887 shares into 2,438,641 shares of common stock and the redemption of 508,113 shares at a cost of approximately $26.7 million.
         - In December 1996, the Company called for redemption an additional 475,000 shares or approximately $25 million of its Series A Preferred Stock. The redemption date was

              January 31, 1997. The results were the conversion of 471,730 shares into 2,603,168 shares of common stock and the redemption of the remaining shares at a cost of $175,000.
         - On February 5, 1997, the Company called for redemption an additional 1,720,000 shares or approximately $90 million of its Series A Preferred Stock. The redemption date was March 24, 1997. The results were the conversion of 99.8% of the shares into 9,469,015 shares of common stock and the redemption of the remaining 4,163 shares at a cost of $220,000.
         - On March 24, 1997, the Company called for redemption of the remaining outstanding 250,000 shares, or approximately $13 million, of its Series A Preferred Stock and 1,470,000 shares, or approximately $75 million, of its $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock. The redemption date on this call is May 1, 1997.
     As a result of these four calls, the Company's annual preferred dividend requirement will be decreased by approximately $18.1 million. Assuming the market conditions remain favorable, the Company expects to make additional redemption calls in 1997.

 . The Company has an ongoing strategy to review its major land development projects with the goal of increasing profitability, minimizing up-front capital requirements and shortening the time required to develop the properties. As a result of these reviews, decisions have been and continue to be made to modify certain of the entitlements or abandon or sell properties that management believes cannot be developed in a reasonable time frame. Significant entitlement accomplishments in 1996 included:

         - In the second quarter of 1996, the Company received final approval from the City of Los Angeles for its seven million square foot mixed-use development at Los Angeles Union Station.
         - In September 1996, the Company reached an agreement in principle with the City of San Francisco on a development proposal for a 65-acre portion of the Company's Mission Bay project. The development proposal contains up to 3,000 housing units, a 350,000-square-foot retail/entertainment complex adjacent to the future San Francisco Giants ball park and neighborhood and community-serving retail of up to 250,000 square feet. In March 1997, the University of California Board of Regents entered into an agreement with the Company for a two-month period to negotiate exclusively with the Company to locate the proposed expansion campus of the University of California at San Francisco on a 43-acre portion of the project located south of the Mission Creek channel. The Company is working with the City and other government agencies to obtain final plan approvals, however, there can be no assurances that the necessary government approvals will be obtained, or that the timing of approvals, if obtained, will meet marketing needs.
         - In September 1996, the Company received approvals from the City of Fremont for its 840-acre Pacific Commons Business Park, including a general plan amendment, development agreement, tentative tract map and a certified environmental impact report. These approvals are for 8.5 million square feet of development upon compliance with the certified environmental impact report and applicable laws. The development would include 7.8 million square feet of research and development, light industrial, warehouse, distribution and corporate campus space and 700,000 square feet of retail. In accordance with the environmental impact report and applicable law, the Company is working with the City and federal government agencies to address the impact of Pacific Commons on wetlands and special status species. There can be no assurances that the necessary government approvals will be obtained, or that the timing of approvals, if obtained, will meet marketing needs .

         The combination of the above actions and other operating results resulted in the Company reporting $19.9 million in "Income from property operations, development and management activities after adjustment for general and administrative expense, fixed charges and leasing costs" compared to a deficit of $8.3 million in 1995 and a deficit of $24.5 million in 1994 (see Liquidity and Capital Resources section).

         With the elimination of its historic operating deficits, the Company expects to aggressively pursue development activities beyond those associated with its current land holdings, as well as other opportunities to increase cash flow.

RESULTS OF OPERATIONS

Comparison of 1996 to 1995

Income Producing Properties
---------------------------

         The changes in rental revenue and property operating costs from 1995 to 1996 are summarized below:

                                                        Increase (Decrease)
                                                     -------------------------
                                                                     Property
                                                       Rental        operating
                                                      Revenue          costs
                                                     ---------       ---------

                                                           (in millions)
Industrial buildings................................  $  5.1          $  2.8
Office buildings....................................    (0.2)            0.5
Retail buildings....................................     1.9             1.5
Land development....................................     5.7             3.9
Land leases.........................................     0.6             0.1
                                                      ------          ------
  Total change......................................  $ 13.1          $  8.8
                                                      ======          ======

         Of the increase in revenue from industrial buildings, $3.3 million was attributable to eleven new buildings totaling 1.7 million square feet that were completed in late 1995 and 1996. Revenues also increased $1.2 million as a result of higher tenant pass-through charges associated with the new construction and higher operating costs. Operating costs for the industrial portfolio increased, in part, because of new buildings completed and higher overhead, maintenance and repairs.

         Rental revenue for the Company's office portfolio decreased $0.2 million because of a decrease in occupancy, primarily in one building, compared to the same period in 1995. As of the end of 1996, a majority of this office space has been leased. Revenue and costs for retail buildings increased primarily because a 117,000-square-foot building leased to Kmart was acquired in December 1995 at the East Baybridge shopping center.

         The increase in revenue and costs from land development properties resulted, in large part, from determination by the Company at the end of 1995, that Mission Bay and certain other properties no longer qualify for the capitalization of interest expense. As a result, incremental revenue and operating costs from interim uses, which had previously also been capitalized to the project, were included in the consolidated statement of operations effective January 1, 1996. Rental revenue and property operating cost increases attributable to Mission Bay and other such properties were $6.1 million and $3.3 million, respectively, in 1996.

Development Activities and Fee Services
---------------------------------------

         The increase in the Company's gain on development property sales from 1995 to 1996 is summarized as follows:

                                                          1996           1995        Difference
                                                      ------------   -----------   --------------
                                                                    (in thousands)
Development property:
     Sales............................................ $  62,470      $  3,224        $  59,246
     Cost of sales....................................    46,847         2,271           44,576
                                                       ---------      ---------        --------
          Gain. . .................................... $  15,623      $    953        $  14,670
                                                       =========       =======        =========

         The significant increase in development property sales is attributable to improved industrial development activity ($24.1 million), residential sales activity resulting from the acquisition of Akins ($21.9 million) and the sale of the Metropolitan Water District site at the Company's Los Angeles Union Station project ($13.2 million).

         Development and management fee income (net) increased to $3.4 million during 1996 from $1.9 million in 1995. This increase was primarily from "design build" fee income for the 500,000 square foot Metropolitan Water District's corporate headquarters at Los Angeles Union Station, residential development fee income and management fees from the Burlington Northern Santa Fe management contract.

Other Items on the Statement of Operations
------------------------------------------

         During 1996, the Company capitalized $2.9 million of interest compared to $23.6 million in 1995 because Mission Bay and certain other properties no longer qualified for interest capitalization. However, total interest incurred was $3.9 million lower in 1996 compared to the same period in 1995 because of debt reduction in 1996 and late 1995. As a result, interest expense increased $16.8 million.

         In late 1994, the Company experienced significant staff reductions and realignment of responsibilities. In connection with these changes, the Company refined its general and administrative expense allocation to align certain common costs more closely with the underlying activities. This change in allocations had the result of increasing property operating costs and decreasing general and administrative expense in 1996 when compared to 1995.

         In October 1995, the Company announced a goal to sell $200 million of non-strategic land assets by March 1998, including $100 million by December 31, 1996. Since announcing this goal, the Company sold $47.1 million in the fourth quarter of 1995 and $76.6 million in 1996, bringing the total sales to $123.7 million through December 31, 1996. In addition, during 1996 the Company determined that approximately $30 million of assets had residential and other development potential and, therefore, reduced the $200 million goal to $170 million. The Company expects the remaining $46.3 million of non-strategic land assets to be sold during 1997 and 1998.

         In 1995, the Company took a $102.4 million charge to adjust the carrying value of certain properties, where the carrying costs exceeded what management expected to recover through future operations and ultimate sale of such properties. This charge included $84.8 million resulting from the Company's decision to terminate the 1991 Development Agreement for its Mission Bay project in San Francisco.

         Litigation, environmental and restructuring costs decreased $2.1 million. The $1.1 million income in 1996 represents monies received from settlement proceeds in environmental matters, with no offsetting costs being incurred. The $1.0 million expense in 1995 represents actual environmental costs incurred in regard to operating properties, partly offset by income resulting from the settlement of litigation in favor of the Company.

         Other, net decreased by $2.5 million in 1996 as a result of lower interest income.

         As discussed above, the Company completed a preferred stock call in September 1996. As a result, a charge of $1.3 million for the premium on that redemption, was recognized in 1996. No preferred stock calls occurred in 1995.

Comparison of 1995 to 1994

Income Producing Properties
---------------------------

    The more significant changes in rental revenue and property operating costs are summarized below:

                                                   INCREASE (DECREASE)
                                                ---------------------------
                                                                 PROPERTY
                                                  RENTAL        OPERATING
                                                  REVENUE         COSTS
                                                ------------   ------------
                                                       (in millions)
Industrial buildings.....................         $ $0.1         $ (0.7)
Office buildings.........................           (1.0)           1.0
Retail buildings.........................            4.0            0.6
Land development.........................            0.7            0.1
Land leases..............................           (0.2)            --
                                                   -----          -----
   Total change..........................          $ 3.6          $ 1.0
                                                   =====          =====

         The increase in revenue for industrial buildings was due to six new buildings totaling 532,000 square feet which were completed in 1995 and in the fourth quarter of 1994; this increase was partially offset by reduced rentals from existing properties. Operating costs for the industrial portfolio decreased because of the overhead reductions described below. Rental revenue for the Company's office portfolio decreased primarily because of the expiration of an above-market lease in one building and a reduction in occupancy from 96% at the end of 1994 to 92% at the end of 1995. In addition, the Company's operating costs for its office portfolio increased $1 million because of increased property taxes resulting from the reassessment of a building. The increase in revenue and costs for retail buildings was primarily due to the completion of the East Baybridge shopping center in late 1994.

         Income-producing joint venture earnings increased $1.6 million. The increase consists principally of significantly improved operating results from a hotel joint venture.

Development Activities and Fee Services
---------------------------------------

         The Company sold $3.2 million of development property in 1995, compared to none in 1994, which resulted in a gain of $1.0 million in 1995. Activity was zero in 1994 as the Company had a major reorganization.

         Equity in earnings of development joint ventures decreased $2.5 million in 1995, primarily because of decreased land sales from one joint venture.

         Property operating costs associated with land holdings (primarily property taxes and overhead) decreased because of the sale of $62.2 million of non-strategic land assets and lower overhead.

Other Items on the Statement of Operations
------------------------------------------

         Interest expense increased $1.1 million, representing the net effect of additional borrowings to fund the Company's development activity, offset by a reduction in interest rates in 1995 as compared to 1994.

         General and administrative costs decreased $3.9 million in 1995 because of staff reductions. Gross salaries, wages and benefits expense decreased $5.1 million and computer expenses decreased $1.0 million. These decreases were offset by a lower level of capitalization of overhead costs to development projects.

         The Company completed sales of non-strategic land and other assets totaling $62.2 million in 1995 compared to $53.8 million in 1994. Related gains increased to $32.8 million in 1995 versus $13.3 million in 1994. This increase was attributable to the Company's 1995 announcement of its goal of selling $100 million of non-strategic land over a fifteen-month period ending December 31, 1996. Non-strategic land sales in the amount of $47.1 million closed in the fourth quarter of 1995.

         Adjustment to carrying value of property in 1995 was $102.4 million compared to $24.1 million in 1994. In 1995, the Company took a $102.4 million charge to adjust the carrying value of certain properties for which the carrying costs exceeded what management expected to recover through the future operations and ultimate sale of such properties. This included $84.8 million resulting from the Company's decision to terminate the 1991 Development Agreement for its Mission Bay project in San Francisco.

         Litigation, environmental and restructuring costs decreased $1.9 million from 1994 to 1995. This was primarily attributable to the recognition of $3.1 million in restructuring charges in 1994 with no comparable amount in 1995, offset by higher charges for environmental costs in 1995.

Variability in Results

         The timing of development sales and non-strategic asset sales have resulted in significant variability in the Company's historic operating results, particularly on a quarterly basis. Many of the Company's projects require a lengthy process to complete the development cycle before they are sold. Non-strategic asset sales are generally subject to lengthy negotiations and contingencies that need to be resolved prior to closing. These factors tend to "bunch" income in particular periods rather than a more even pattern throughout a year. In addition, gross margins vary significantly as the mix of properties varies. The cost basis of the properties sold varies because a) a number of properties have been owned for many decades; b) some properties were acquired within the last ten to fifteen years; and c) properties are owned in various geographical locations.

Earnings Before Depreciation and Deferred Taxes

         The Company uses a supplemental performance measure along with net earnings (loss) to report its operating results. This measure, Earnings Before Depreciation and Deferred Taxes (EBDDT), is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Additionally, EBDDT is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. However, the Company believes that EBDDT provides relevant information about its operations and is necessary, along with net earnings (loss), for an understanding of its operating results.

         Depreciation, amortization and deferred income taxes are excluded from EBDDT as they represent non-cash charges. Gains on the sale of non-strategic land and other assets, adjustments to the carrying value of property, premiums on the redemption of preferred stock and restructuring costs represent non-operating, unusual and/or nonrecurring items and are therefore excluded from EBDDT. EBDDT is reconciled to net earnings (loss) in the Three Year Summary of Earnings Before Depreciation and Deferred Taxes from Operations and Net Earnings
(Loss) as follows:


                                                                            Year ended December 31,
                                                                        ------------------------------
                                                                          1996      1995        1994
                                                                       --------  ----------  ----------
                                                                              (In thousands)
NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCKHOLDERS..........        $  1,894  $ (56,815)  $ (26,260)

        Depreciation and amortization..........................          30,561     27,990      28,577
        Deferred income taxes..................................          16,468    (22,532)     (1,545)
        Gain on non-strategic land and other asset sales.......         (24,405)   (32,789)    (13,307)
        Adjustment to carrying value of property...............              --    102,400      24,100
        Premium on redemption of preferred stock...............           1,334         --          --
        Restructuring costs....................................              --         --       3,100
                                                                       --------  ----------  ----------
EARNINGS BEFORE DEPRECIATION AND DEFERRED TAXES................        $ 25,852  $  18,254   $  14,665
                                                                       ========  ==========  ==========
EARNINGS BEFORE DEPRECIATION AND DEFERRED TAXES
        PER SHARE OF COMMON STOCK..............................        $   0.34  $    0.25   $    0.20
                                                                       ========  ==========  ==========
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING....................          74,947     72,967      72,967
                                                                       ========  ==========  ==========

         The increase in EBDDT in 1996 was primarily due to improved results from the Company's income-producing properties and gains on sales of development property.


LIQUIDITY AND CAPITAL RESOURCES

         Before 1996, the aggregate amount of the Company's general and administrative expense, interest paid, preferred stock dividend payments and leasing costs exceeded revenue from property operations, development and management activities. In addition, the Company's cash requirements were increased by the funds necessary to support the predevelopment and entitlement efforts for its major land development projects. The resulting cash flow deficits were funded by borrowings, the issuance of preferred stock and the sale of assets in sufficient amount to meet the Company's overall cash requirements. Through the development and operation of new buildings, reduction of property and administrative costs, expansion of management and development activities, preferred stock calls and lower interest cost through debt reduction, as noted above, the deficits were eliminated in 1996.

         The following table summarizes the Company's "Income (deficit) from property operations, development and management activities after adjustment for general and administrative expense, fixed charges and leasing costs". The Company believes this presentation is meaningful in understanding the improvement the Company has made in reducing its historical deficits.

                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1996        1995        1994
                                                                --------    --------    --------
                                                                          (in thousands)
PROPERTY OPERATIONS, DEVELOPMENT AND MANAGEMENT ACTIVITIES
        Income-producing properties...........................  $ 82,471    $ 78,004    $ 73,814
        Development activities and fee services...............    16,089         215       1,002
        Less: equity in earnings of joint ventures............    (6,751)     (7,035)     (7,982)
        Add: distributions from joint ventures................     8,488       8,332         386
                                                                --------    --------    --------
                                                                 100,297      79,516      67,220
                                                                --------    --------    --------
GENERAL AND ADMINISTRATIVE EXPENSE............................    (8,019)    (10,924)    (14,818)
                                                                --------    --------    --------

FIXED CHARGES - INTEREST AND DIVIDENDS
        Total interest costs, net of interest income..........   (44,165)    (45,547)    (44,981)
        Preferred dividends...................................   (22,173)    (23,813)    (23,813)
        Add: non-cash components of interest expense..........     3,935       2,861       3,559
                                                                --------    --------    --------
                                                                 (62,403)    (66,499)    (65,235)
                                                                --------    --------    --------
LEASING COSTS
        Depreciation on tenant improvements...................    (7,048)     (7,878)     (8,930)
        Amortization of lease commissions.....................    (2,962)     (2,504)     (2,758)
                                                                --------    --------    --------
                                                                 (10,010)    (10,382)    (11,688)
                                                                --------    --------    --------
INCOME (DEFICIT) FROM PROPERTY OPERATIONS, DEVELOPMENT AND
        MANAGEMENT ACTIVITIES AFTER ADJUSTMENT FOR GENERAL
        AND ADMINISTRATIVE EXPENSE, FIXED CHARGES AND
        LEASING COSTS.........................................  $ 19,865    $ (8,289)   $(24,521)
                                                                ========    ========    ========

         Other factors which may affect liquidity are discussed below. See `Risk Factors'.

Cash flow from operating activities

         Cash provided by operating activities reflected in the statement of cash flows in 1996, 1995 and 1994 was $111.1 million, $102.2 million and $60.4 million, respectively. The increase in 1996 is primarily the result of a significant increase in development property and non-strategic land sales, offset by an increase in interest expense and increased capital expenditures for development properties. The increase in 1995 from 1994 is primarily because of a higher level of non-strategic land sales and lower general and administrative costs.

         Cash generated from sales of non-strategic land and development property was $113.1 million, $58.4 million and $28.0 million in 1996, 1995 and 1994, respectively. Cash generated from rental operations increased principally because of new buildings.

Cash flow from investing activities

         Net cash flow used in investing activities reflected in the statement of cash flows increased $33.7 million from 1995 to 1996 and decreased $59.0 million from 1994 to 1995. The increase in 1996 resulted primarily from the decrease in short-term investments and restricted cash. The decrease in 1995 resulted primarily from the conversion of short-term commercial paper and government securities into cash, offset by lower cash generated by the sale of other assets. Net cash used in investing activities included the following capital expenditures:

                                                          1996        1995        1994
                                                        --------    --------    --------
                                                               (in millions)
Construction and building improvements................  $   32.8    $   14.8    $   31.2
Acquisitions..........................................      12.3         9.3         1.2
Predevelopment........................................      11.1         3.7        (0.9)
Infrastructure and other..............................      11.4         9.6        12.0
Capitalized interest and property taxes...............       2.2        26.1        26.5
                                                        --------    --------    --------
                                                        $   69.8    $   63.5    $   70.0
                                                        ========    ========    ========

Cash flow from financing activities

         Net cash used in financing activities reflected in the statement of cash flows in 1996, 1995 and 1994 was $50.8 million, $60.7 million and $100.4 million, respectively. The amount for 1996 is primarily preferred stock dividends paid and the redemption of preferred stock. The 1995 amount reflects borrowing and repayment activity relating to operating properties (including principal amortization) and capital expenditures and preferred stock dividends paid. The 1994 amount reflects principally the net proceeds from the Series A and B Preferred Stock offerings and the use of a part of those proceeds to repay debt.

         At December 31, 1996, the Company had total outstanding debt of $496.7 million, of which 73.2% was non-recourse to the Company and secured by certain property of the Company, 26.7% was recourse to the Company and also secured by certain property, and 0.1% was unsecured. During the next twelve months, $24.2 million of debt matures, consisting of construction financing, term loans or first mortgage loans. All maturing debt is expected to be repaid upon sale of the property securing it, extended, refinanced, converted into permanent loans or repaid.

Debt covenants

         Certain loan agreements contain restrictive financial covenants, the most restrictive of which allow for a maximum funded debt to net worth not exceed 75%, require stockholders' equity to be no less than $400 million, and require that the Company maintain certain specified financial ratios. In addition, certain agreements restrict the level of total leverage for the Company. The Company was in compliance with all such covenants at December 31, 1996.

Capital Commitments

         At December 31, 1996, the Company had approximately $24.6 million in capital expenditure commitments. These commitments are primarily to fund the construction of industrial development projects, predevelopment costs and re-leasing costs. See comments below regarding the sources of funding for capital requirements.

Lease Expirations

         For the five years from 1997 through 2001, leases for 19%, 8%, 10%, 10% and 17% of total square footage are scheduled to expire. The 1997 lease expirations of 19% includes 2% attributable to month-to-month leases.

Cash balances, available borrowings and capital resources

         At December 31, 1996, cash and cash equivalents totaled $23.6 million. In addition, the Company had available $121.4 million under its secured revolving credit facilities, $4.5 million under its development construction facilities and $25.1 million under its residential construction facilities.

         On October 28, 1996, the Company entered into an agreement for a $240 million secured credit line which replaced six existing credit lines or term facilities. This credit line is used to fund the Company's development projects, interim capital requirements and to provide working capital for general corporate purposes. At December 31, 1996, $121.4 million was available for future borrowings. The maturity date of this credit line is November 1, 1998.

         In July 1995, the Company entered into a $25 million revolving construction line of credit which was available to fund new development in twelve states in the Southwest. In July 1996, the Company elected not to renew the revolving function of this facility in anticipation of closing the $240 million credit facility (described above). As of December 31,1996, one construction project was financed under the line and $4.5 million was available for future borrowings under this facility.

         At December 31, 1996, Catellus Residential Group had six residential construction loans and mortgage loans outstanding totaling $16.3 million. The borrowing capacity of these loans totaled $41.4 million, leaving a balance available for future borrowing of $25.1 million. The maturity dates of these loans vary between 1997 and 1998.

         The Company's short-and long-term liquidity and capital resources requirements will essentially be provided from three sources: ongoing operating income from rental properties, proceeds from asset sales, and fee services income. As noted above, a $240 million secured revolving line of credit, a construction line of credit and residential construction loan facilities are available to the Company for meeting liquidity requirements. Additionally, the Company will use third-party borrowing for development projects to the extent practical.

Income Taxes

         At December 31, 1996, the Company's deferred tax liability consisted of deferred tax assets totaling $121.4 million and deferred tax liabilities of $228.1 million. Deferred tax assets included $14.3 million relating to net operating loss carryforwards (NOLs) of $40.2 million. The Company has NOLs of $16.3 million, $16.9 million, $6.5 million, $.3 million and $.2 million which expire in 2006, 2007, 2008, 2009 and 2011. The Company's other deferred tax assets of $107.1 million relate primarily to differences between book and tax basis of properties. These deferred tax assets are not subject to expiration and will likely be realized at the time of taxable dispositions of the properties. Deferred tax liabilities in excess of deferred tax assets are often associated with the same property, with the result that the deferred tax asset will likely be realized in a taxable disposition, without regard to other taxable income. The Company believes it is more likely than not that it will realize the benefit of its deferred tax assets, and that no valuation allowance is required. In making this determination, the Company considered: the nature of its deferred tax assets (and liabilities); the amounts and expiration dates of its NOLs; the historical levels of taxable income; the significant unrealized appreciation of its properties, including properties likely to be sold during the NOL carryforward periods; and its ability in many cases to control the timing of property sales in order to assure that deferred tax assets will be offset by deferred tax liabilities or realized appreciation.


ENVIRONMENTAL MATTERS

         Many of the Company's properties are in urban and industrial areas and may have been leased to or previously owned by commercial and industrial tenants that may have discharged hazardous materials. The Company incurs on-going environmental remediation costs, including clean-up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean-up, litigation defense and the pursuit of responsible third parties. Costs incurred in connection with operating properties and properties previously sold are expensed. As of December 31, 1996, management has provided a reserve of $13.6 million for such costs. These costs are expected to be incurred over an estimated ten-year period, with a substantial portion incurred over the next five years.

         Costs incurred for properties to be sold are deferred and will be charged to cost of sales when the properties are sold. Costs relating to undeveloped properties are capitalized as part of development costs. At December 31, 1996, the Company's estimate of its potential liability for identified environmental costs relating to properties to be developed or sold ranged from $14 million to $40 million. These costs generally will be capitalized as they are incurred over the course of the estimated development period of approximately 20 years. Environmental costs capitalized for 1996 and 1995 totaled $2.8 million and $1.7 million, respectively.

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


SUPPLEMENTAL CURRENT VALUE

         In 1996, because of the significant cost and limitations involved in estimating the current value of its real estate assets, the Company decided to discontinue the voluntary practice of preparing a supplemental current value balance sheet.


RISK FACTORS

         It is the Company's belief that this annual report on Form 10-K may contain statements which, to the extent that they are not recitations of historical fact, may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. All forward-looking statements involve risks and uncertainties. Any forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A and 21E. Factors that most typically affect the Company's operating results and financial condition include (i) changes in general economic conditions in regions in which the Company's projects are located, (ii) supply and demand for office, industrial, and residential space, (iii) the delay in receipt of or the denial of government approvals and entitlements for development projects, (iv) other public and private development activity in the areas in which the Company owns property, (v) land and building material costs, (vi) the availability and cost of project financing, (vii) competition from other property owners, (viii) liability for environmental remediation at the Company's properties, (ix) the Company's ability to increase development fees, (x) the Company's ability to sell non-strategic assets, (xi) changes in the capital markets affecting the ability of the Company to minimize its interest and preferred dividends, (xii) the Company's ability to control the timing of the recognition of deferred tax liability, (xiii) the impact of discretionary government actions, (xiv) the exposure of the Company's assets to natural occurrences, such as earthquakes, tornadoes, and similar events, and (xv) changes in the legal and regulatory environment, including the tax treatment of the Company's activities and assets.

         For discussions identifying other important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see the Company's Securities and Exchange Commission filings, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K, and Note 14 to the Consolidated Financial Statements included in this Form 10-K. The Company cautions that the foregoing list of risk factors is not exclusive. Further, the Company does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and schedules required under Regulation S-X promulgated under the Securities Act of 1933 are identified in Item 14 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                   PART III

        Except for the information relating to the executive officers of the Company set forth in Part I of this Annual Report on Form 10-K, the information required by the following items in this Part III is hereby incorporated by reference to the relevant sections contained in the Company's definitive Proxy Statement ("1997 Proxy Statement") which will be filed with the Securities and Exchange Commission in connection with the 1997 Annual Meeting of Stockholders.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information in the section caption "Election of Directors" in the 1997 Proxy Statement is incorporated herein by reference. Information concerning executive officers required by this Item 10 is located under Part I, Item 4 and pages 15 through page 17 of this Form 10-K.

         The information in the section captioned "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information in the sections captioned "Election of Directors -- Directors' Compensation," "Employment Agreements" and "Compensation Agreements" and "Compensation of Executive Officers" included in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information in the sections captioned "Security Ownership of Directors, Nominees and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information in the section captioned "Certain Transactions" in the 1997 Proxy Statement is incorporated herein by reference.



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

      3.1A        Amendment to Restated Certificate of Incorporation of the Registrant(7)

      3.3         Form of  Certificate  of  Designations,  Preferences  and  Rights  of $3.25  Series A  Cumulative
                  Convertible Preferred Stock(2)

      3.4         By-Laws, as amended(10)

      3.5         Form of  Certificate  of  Designations,  Preferences  and  Rights of $3.625  Series B  Cumulative
                  Convertible Exchangeable Preferred Stock(7)

      4.1         Form of stock certificate representing Common Stock(1)

      4.9         Form of stock certificate representing $3.75 Series A Cumulative Convertible Preferred Stock(2)

      4.10        Form of stock  certificate  representing  $3.625  Series B  Cumulative  Convertible  Exchangeable
                  Preferred Stock(7)

      4.11        Loan  Agreement  dated  as of  February  16,  1994  between  the  Registrant  and The  Prudential
                  Insurance Company of America(8)

      4.12        Loan Agreement  dated as of October 28, 1996 between the Registrant and Bank of America  National
                  Trust and Savings Association*

      10.1        Exploration  Agreement  and Option to Lease dated  December 28, 1989 between the  Registrant  and
                  Santa Fe Pacific Minerals Corporation(1)

      10.4        Registration  Rights  Agreement dated as of December 29, 1989 among the Registrant,  BAREIA,  O&Y and Itel(1)

      10.4A       Letter  Agreement  dated  November  14,  1995  between  the  Registrant  and  California   Public
                  Employees' Retirement System(10)

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

      10.7        State Tax  Allocation  and Indemnity  Agreement  dated December 29, 1989 among the Registrant and certain of its subsidiaries and SFP(1)

      10.13       Registrant's Incentive Stock Compensation Plan(3)

      10.15       Termination,  Substitution  and  Guarantee  Agreement  between  ATSF  and  the  Registrant  dated
                  December 21, 1990(4)

      10.16       Registrant's Stock Option Plan(4)

      10.21       Amended and Restated Executive Stock Option Plan(7)

      10.21A      First Amendment to Amended and Restated Executive
                  Stock Option Plan*

      10.26 Form of First Amendment to Registration Rights Agreement among the Registrant, BAREIA, O&Y and Itel(5)

      10.29 Amended and Restated Executive Employment Agreement dated as of November 29, 1995 between the Registrant and Nelson C.
                  Rising(10)

      10.30       Executive Employment Agreement dated February
                  10, 1995 between the Registrant and Timothy J. Beaudin(9)

      10.31       Amended and Restated Stock Option Agreement dated March
                  22, 1996 between the Registrant and Joseph R. Seiger(10)

      10.37       Employment Agreement dated July 24, 1996 between the
                  Registrant and Stephen P. Wallace(10)

      10.38       Letter Agreement dated March 24, 1995 between the
                  Registrant and Donald M. Parker(10)

      10.39       Stock Option Award Agreement dated as of
                  January 1, 1996 between the Registrant and Joseph R.
                  Seiger(10)

      10.40       Revised Memorandum of Understanding dated
                  November 15, 1995 between the Registrant and Theodore L.
                  Tanner(10)

      10.41       Memorandum of Understanding dated February
                  16, 1996 between the Registrant and Jeffrey K. Gwin(10)

      10.42       Consulting Agreement dated February 25, 1996, between the
                  Registrant and Jeffrey K. Gwin(10)

      10.43       1995 Stock Option Plan (11)

      10.44       1996 Performance Award Plan (12)

      10.44A      First Amendment to 1996 Performance Award Plan*

      10.45       Employment Agreement dated February 1, 1996 between the
                  Registrant and David Friedman*

      10.46       Employment Agreement dated February 1, 1996 between the
                  Registrant and Ira Yellin*

      10.47 Letter Agreement dated February 1, 1996 between the Registrant and Ira Yellin*

      10.48       Employment Agreement dated December 3, 1996 between the
                  Registrant and Kathleen Smalley*

      10.49       Letter Agreement dated November 16, 1996 between the
                  Registrant and Steve Wallace*

      10.50       Letter Agreement dated November 16, 1996 between the
                  Registrant and Timothy Beaudin*

      10.51       Office lease dated November 22, 1996 between Bradbury
                  Associated, L.P. and the Registrant*

      21.1        Subsidiaries of the Registrant*

      23.1        Consent of Independent Accountants*

-----------------------------------
   *Filed with this report on Form 10-K.

      24.1 Powers of Attorney from directors with respect to the filing of the Form 10-K*

      27           Financial Data Schedule*

      99.1         Report of the Independent Real Estate Appraisers dated March
                   12, 1996(10)

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

      (5) Incorporated by reference to Exhibit of the same number of Amendment No. 2 to Form S-3 as filed with the Commission on February 4, 1993.

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

      (11) Incorporated by reference to Exhibit 4.1 of Form S-8 as filed with the Commission on February 26, 1996.

      (12) Incorporated by reference to Exhibit 4.1 of Form S-8 as filed with the Commission on May 22, 1996.

--------------------------------------------------------------------------------

      (1) Incorporated by reference to Exhibit of the same number of the Registration Statement on Form 10 (Commissiom File No.0-18694) as filed with the Commission on July 18, 1990 ("Form 10")

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CATELLUS DEVELOPMENT CORPORATION

                                    By *
                                      ---------------------------
                                              Nelson C. Rising
                                              President and Chief Executive
                                              Officer

Dated: March 31, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Catellus Development Corporation and in the capacities and on the date indicated.

    Signature                               Title                                            Date
    ---------                               -----                                            ----
/s/  *                                       President, Chief Executive                      March 31, 1997
---------------------------
     Nelson C. Rising                        Officer and Director
                                             Principal Executive Officer


/s/STEPHEN P. WALLACE                        Senior Vice President and                       March 31, 1997
------------------------
     Stephen P. Wallace                      Chief Financial Officer
                                             Principal Financial Officer

/s/PAUL A. LOCKIE                            Vice President and Controller                   March 31, 1997
------------------------------
     Paul A. Lockie                          Principal Accounting Officer


      *                                    Director
  ----------------------------
     Joseph F. Alibrandi



      *                                    Director
  ----------------------------
     Daryl J. Carter



     *                                     Director
   ----------------------------
     Christine Garvey



     *                                     Chairman of the
   ----------------------------             Board, Director
     Joseph R. Seiger



     *                                     Director
   ----------------------------
     Jacqueline R. Slater



     *                                     Director
   ----------------------------
     Thomas M. Steinberg




    *                                      Director
   ----------------------------
     Beverly Benedict Thomas



By /s/ PAUL A. LOCKIE
  -----------------------------
     Paul A. Lockie
     Attorney-in-fact
     March 31, 1997

                       CATELLUS DEVELOPMENT CORPORATION
                         INDEX TO FINANCIAL STATEMENTS



                                                                                                   PAGE
                                                                                                   ----
FINANCIAL STATEMENTS

  Report of Independent Accountants dated February 12, 1997, except for Note 15, as to which the date is March 24, 1997................................. F-2
  Consolidated Balance Sheet at December 31, 1996 and 1995......................................... F-3
  Consolidated Statement of Operations for the years ended December 31, 1996, 1995 and 1994........ F-4
  Consolidated Statement of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.................................................................................... F-5
  Consolidated Statement of Cash Flows for the years ended December 31, 1996, 1995 and 1994........ F-6
  Notes to Consolidated Financial Statements....................................................... F-7
  Summarized Quarterly Results (Unaudited)......................................................... F-21


  (a)(2) FINANCIAL STATEMENT SCHEDULES

  Report of Independent Accountants dated February 12, 1997........................................ S-1
  Schedule II -- Valuation and Qualifying Accounts................................................. S-2
  Schedule III -- Real Estate and Accumulated Depreciation......................................... S-3
  Attachment A to Schedule III..................................................................... S-4


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Catellus Development Corporation

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Catellus Development Corporation and its subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. The financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
San Francisco, California
February 12, 1997, except for Note 15,
     as to which the date is March 24, 1997

                        CATELLUS DEVELOPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                                                              December 31,
                                                                      --------------------------
                                                                         1996            1995
                                                                      ---------      -----------
Assets
   Properties.....................................................    $ 1,235,440    $ 1,191,679
   Less accumulated depreciation..................................       (211,338)      (184,228)
                                                                      -----------    -----------
                                                                        1,024,102      1,007,451

   Other assets and deferred charges..............................         50,547         44,530
   Notes receivable...............................................         11,924          7,550
   Accounts receivable, less allowance............................         12,965         10,330
   Cash and cash equivalents......................................         23,580         27,743
                                                                      -----------    -----------
           Total..................................................    $ 1,123,118    $ 1,097,604
                                                                      ===========    ===========

Liabilities and stockholders' equity
   Mortgage and other debt........................................    $   496,742    $   496,180
   Accounts payable and accrued expenses..........................         54,178         33,913
   Deferred credits and other liabilities.........................         43,007         34,367
   Deferred income taxes..........................................        106,738         90,270
                                                                      -----------    -----------
           Total liabilities......................................        700,665        654,730
                                                                      -----------    -----------

   Commitments and contingencies (Note 14)

   Stockholders' equity
    Preferred stock...............................................        274,428        322,500
    Common stock - 77,028,099 and 72,967,236 shares issued at
      December 31, 1996 and 1995..................................            770            730
    Paid-in capital...............................................        197,709        196,525
    Accumulated deficit...........................................        (50,454)       (76,881)
                                                                      -----------    -----------
           Total stockholders' equity.............................        422,453        442,874
                                                                      -----------    -----------
              Total...............................................    $ 1,123,118    $ 1,097,604
                                                                      ===========    ===========

                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)

                                                                            Year ended December 31,
                                                                    -----------------------------------
                                                                      l996          l995         l994
                                                                    ---------     ---------    ---------
Income producing properties
    Rental revenue..............................................    $ 115,886     $ 102,828    $  99,183
    Property operating costs....................................      (39,408)      (30,650)     (29,609)
    Equity in earnings of joint ventures........................        5,993         5,826        4,240
                                                                    ---------     ---------    ---------
                                                                       82,471        78,004       73,814
                                                                    ---------     ---------    ---------

Development activities and fee services
    Gain on development property sales..........................       15,623           953           --
    Development and management fee income, net..................        3,432         1,924        2,151
    Equity in earnings of joint ventures........................          758         1,209        3,742
    Land holding costs, net.....................................       (3,724)       (3,871)      (4,891)
                                                                    ---------     ---------    ---------
                                                                       16,089           215        1,002
                                                                    ---------     ---------    ---------

Interest expense................................................      (42,521)      (25,757)     (24,671)
Depreciation and amortization...................................      (30,561)      (27,990)     (28,577)
General and administrative expense..............................       (8,019)      (10,924)     (14,818)
Gain on non-strategic land and other asset sales................       24,405        32,789       13,307
Adjustment to carrying value of property........................           --      (102,400)     (24,100)
Litigation, environmental and restructuring costs...............        1,093          (961)      (2,854)
Other, net......................................................          (19)        2,504        3,091
                                                                    ---------     ---------    ---------

Earnings (loss) before income taxes.............................       42,938       (54,520)      (3,806)
                                                                    ---------     ---------    ---------

Income tax (expense) benefit
    Current.....................................................       (1,069)       (1,014)        (186)
    Deferred....................................................      (16,468)       22,532        1,545
                                                                    ---------     ---------    ---------
                                                                      (17,537)       21,518        1,359
                                                                    ---------     ---------    ---------

    Net earnings (loss).........................................       25,401       (33,002)      (2,447)

      Preferred stock dividends.................................      (22,173)      (23,813)     (23,813)
      Premium on redemption of preferred stock..................       (1,334)           --           --
                                                                    ---------     ---------    ---------

    Net earnings (loss) applicable to common stockholders.......    $   1,894     $ (56,815)   $ (26,260)
                                                                    =========     =========    =========
    Net earnings (loss) per share of common stock...............    $    0.03     $   (0.78)   $   (0.36)
                                                                    =========     =========    =========
    Average number of common shares outstanding.................       74,947        72,967       72,967
                                                                    =========     =========    =========


                 See notes to consolidated financial statements.

               CATELLUS DEVELOPMENT CORPORATION
        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (In thousands)


                                                   Preferred Stock              Common Stock
                                               -------------------------  -------------------------     Paid-In    Accumulated
                                                  Shares       Amount        Shares       Amount        Capital      Deficit
                                               ------------ ------------  ------------ ------------  ------------ ------------
Balance at December 31, 1993................        6,450      $ 322,500        72,967         $730     $244,151      $(41,432)
  Series A preferred stock dividends........           --             --            --           --      (12,938)           --
  Series B preferred stock dividends........           --             --            --           --      (10,875)           --
Net loss....................................           --             --            --           --           --        (2,447)
                                               ------------ ------------  ------------ ------------  ------------ ------------
Balance at December 31, 1994................        6,450        322,500        72,967          730      220,338       (43,879)
  Series A preferred stock dividends........           --             --            --           --      (12,938)           --
  Series B preferred stock dividends........           --             --            --           --      (10,875)           --
  Net loss..................................           --             --            --           --           --       (33,002)
                                               ------------ ------------  ------------ ------------  ------------ ------------
Balance at December 31, 1995................        6,450        322,500        72,967          730      196,525       (76,881)
  Redemption of Series A preferred stock....         (508)       (25,406)           --           --       (1,334)           --
  Conversion of Series A preferred stock....         (453)       (22,666)        2,502           25       22,641            --
  Series A preferred stock dividends........           --             --            --           --      (11,298)           --
  Series B preferred stock dividends........           --             --            --           --      (10,875)           --
  Exercise of stock options and other.......           --             --         1,559           15        2,050         1,026
  Net earnings..............................           --             --            --           --           --        25,401
                                               ============ ============  ============ ============  ============ ============
Balance at December 31, 1996................        5,489      $ 274,428        77,028         $770     $197,709      $(50,454)
                                               ============ ============  ============ ============  ============ ============













                 See notes to consolidated financial statements.

                       CATELLUS DEVELOPMENT CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)

                                                                                       Year Ended December 31,
                                                                              -------------------------------------------
                                                                                  1996           1995           1994
                                                                              -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss).....................................................        $  25,401       $(33,002)     $  (2,447)
  Adjustments to reconcile net earnings (loss) to net
   cash provided by operating activities:
     Depreciation and amortization........................................           30,561         27,990         28,577
     Deferred income taxes................................................           16,468        (22,392)        (1,667)
     Amortization of deferred loan fees and other costs...................            4,799          2,743          2,940
     Equity in earnings of joint ventures.................................           (6,751)        (7,035)        (7,982)
     Operating contributions/distributions of joint ventures, net.........           10,235          8,332          2,193
     Cost of non-strategic land and development properties sold...........           84,276         23,716         17,683
     Gain on sales of other assets........................................           (4,746)            --         (3,033)
     Expenditures for development properties..............................          (41,978)        (2,761)            --
     Litigation recovery..................................................               --         (6,450)            --
     Adjustment to carrying value of property.............................               --        102,400         24,100
     Other, net...........................................................            2,842          8,674          3,963
   Change in assets and liabilities:
     Accounts and notes receivable........................................           (9,681)         1,306         (2,248)
     Other assets and deferred charges....................................          (13,444)        (5,652)        (8,014)
     Accounts payable and accrued expenses................................           12,341            850          3,145
     Other................................................................              754          3,483          3,155
                                                                              -------------  -------------  -------------
Net cash provided by operating activities.................................          111,077        102,202         60,365
                                                                              -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................................          (69,747)       (63,516)       (69,998)
  Tenant improvements.....................................................           (3,613)        (2,246)        (3,902)
  Net proceeds from sale of other assets..................................            8,969             --         21,109
  Contributions to joint ventures.........................................               --             --         (1,807)
  Reduction (investment) in short-term investments and
   restricted cash........................................................               --         35,067        (35,067)
                                                                              -------------  -------------  -------------
Net cash used in investing activities.....................................          (64,391)       (30,695)       (89,665)
                                                                              -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings..............................................................          222,052         99,013        328,408
  Repayment of borrowings.................................................         (224,470)      (135,884)      (462,002)
  Dividends paid..........................................................          (23,067)       (23,813)       (24,145)
  Redemption of preferred stock...........................................          (26,739)            --             --
  Contributions/distributions of minority partners........................            1,201             --             --
  Proceeds from issuance of common stock..................................              174             --             --
  Stock issuance costs....................................................               --             --            (55)
  Investment in restricted cash used for reduction of debt................               --             --         67,410
  Redemption premium on early retirement of debt..........................               --             --        (10,000)
                                                                              -------------  -------------  -------------
Net cash used in financing activities.....................................          (50,849)       (60,684)      (100,384)
                                                                              -------------  -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................           (4,163)        10,823       (129,684)
Cash and cash equivalents at beginning of year............................           27,743         16,920        146,604
                                                                              =============  =============  =============
Cash and cash equivalents at end of year..................................        $  23,580     $   27,743     $   16,920
                                                                              =============  =============  =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest (net of amount capitalized).................................        $  39,144      $  23,208     $   22,895
     Income taxes.........................................................        $   1,009      $     444     $      324


                 See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

         Catellus Development Corporation (the Company) is a diversified real estate operating company that manages and develops real estate for its own account and others. The Company's portfolio of industrial, residential, retail and office projects, undeveloped land and joint venture interests are located in major markets in California and 10 other states. The Company's operating properties consist primarily of industrial facilities, along with a number of office and retail buildings located in California, Arizona, Illinois, Texas, Colorado and Oregon. The Company also has substantial undeveloped land holdings primarily in these same states.

         In March 1996, the Company acquired The Akins Companies (Akins), a residential real estate company involved in home building, community development and project management services, primarily in Southern California. Akins was acquired in exchange for 1,528,421 shares of the Company's common stock in a transaction that qualifies for the pooling of interest method of accounting. However, prior year financial statements have not been restated because Akins was not material to the financial position, results of operations or cash flows of the Company. Concurrent with this acquisition, Akins changed its legal name to Catellus Residential Group (Residential Group) and commenced development of certain of the Company's residential land holdings, projects previously started by Akins and new development activities on properties owned by others.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation -- The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and investees over 50% owned which are controlled by the Company.
All other investees are accounted for using the equity method.

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

         Cash and cash equivalents -- The Company considers all highly liquid investments with a maturity of three months or less at time of purchase to be cash equivalents.

         Financial instruments -- The cost bases of the Company's notes receivable and debt approximate fair value, based upon current market rates for commercial real estate loans of similar risks and maturities.

         Property and deferred costs -- Real estate is stated at the lower of cost or estimated fair value. For operating properties and properties held for long-term investment, a write-down to estimated fair value is recognized when a property's estimated undiscounted future cash flow, before interest charges, is less than its book value. For properties held for sale, a write-down to estimated fair value is recorded when the Company determines that the carrying cost exceeds the estimated selling price, less cost to sell. This evaluation is made by management on a property by property basis. The evaluation of fair value and future cash flows from individual properties requires significant judgment; it is reasonably possible that a change in estimate could occur.

         The Company capitalizes construction and development costs. Costs associated with financing or leasing projects are also capitalized and amortized over the period benefited by those expenditures.

         Depreciation is computed using the straight-line method. Buildings and improvements are depreciated using lives of between 20 and 40 years. Tenant improvements are depreciated over the primary terms of the leases (generally 3-15 years), while furniture and equipment are depreciated using lives ranging between 3 and 10 years.

         Maintenance and repair costs are charged to expense as incurred, while significant improvements, replacements and major renovations are capitalized.

         Allowance for uncollectible accounts -- Accounts receivable are net of an allowance for uncollectible accounts totaling $2.4 million and $1.8 million at December 31, 1996 and 1995.

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

         The Company maintains a reserve, included in the caption "deferred credits and other liabilities", for known, probable costs of environmental remediation to be incurred in connection with operating properties and properties previously sold. This reserve was $13.6 million and $13.8 million at December 31, 1996 and 1995, respectively. When there is a legal requirement for environmental remediation of developable land, the Company will accrue for the estimated cost of remediation and capitalize that amount. Where there is no legal requirement for remediation, costs will be capitalized, as incurred, as part of the project costs.

         Restructuring Costs -- The Company implemented a major restructuring in November 1994 to refocus the Company and to improve the Company's long-term cash position. This restructuring, which was implemented in 1995, resulted in a $3.1 million nonrecurring operating expense in 1994.

         Income taxes -- Income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company's assets and liabilities. In estimating future tax consequences, expected future events are considered except for potential income tax law or rate changes.

         Net earnings (loss) per share -- Net earnings (loss) per share of common stock is computed by dividing net earnings (loss), after reduction for preferred stock dividends and premium on redemption of preferred stock, by the weighted average number of shares of common stock outstanding during the year. Fully diluted earnings per share amounts have not been presented because assumed conversion of the Series A and Series B preferred stock would be anti-dilutive for all relevant periods.

         Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Actual results could differ from those estimates.

         Reclassifications - Rental revenue and certain other prior year amounts have been reclassified to conform with the current year financial statement presentation.

NOTE 3.  MORTGAGE AND OTHER DEBT

         Mortgage and other debt at December 31, 1996 and 1995 consisted of the following (in thousands):

                                                                                             1996            1995
                                                                                          ----------      ----------
First mortgage loan, interest at an average rate of 8.71%, due at
  various dates through March 1, 2004 (a)...............................................  $  259,063      $  267,260
Secured revolving credit line, interest variable (7.313% at December 31, 1996),
   due November 1, 1998 (b).............................................................     118,600              --
First mortgage loans, interest at 7.625% to 10.05%, due at various
  dates through March 1, 2009 (c).......................................................      67,249          70,770
Assessment district bonds, interest at 5.0% to 10.43%, due at various
  dates through April 10, 2021 (d)......................................................      21,012          23,283
Residential construction loans, interest variable (9.25% to 9.5%
  at December 31, 1996), due at various dates through May 22, 1998 (e)..................      10,105              --
Term loan, secured, interest variable (7.75% at December 31, 1996),
   due May 1, 1997 (f)..................................................................       9,000          14,400
Secured promissory note, interest at prime plus 1.0% (9.0% at December 31, 1996),
   due December 1, 1998 (g).............................................................       6,160              --
Construction loans, interest variable (7.465% at December 31,
  1996), due May 20, 1998 (h)...........................................................       5,028          52,851
Intermediate secured term loans (i).....................................................          --          57,400
Term loan, unsecured, interest variable.................................................          --           7,000
Other loan, interest at 8.0%, due July 15, 1997.........................................         525           3,216
                                                                                          ==========      ==========
                                                                                          $  496,742      $  496,180
                                                                                          ==========      ==========

-----------

(a) This loan with The Prudential Insurance Company of America is collateralized by certain of the Company's operating properties and by an assignment of rents generated by the underlying properties. This loan has a penalty if paid prior to maturity.

(b) On October 28, 1996, the Company entered into an agreement for a $240 million credit line which replaced six existing credit lines or term facilities. This credit line is used to fund the Company's development projects, interim capital requirements and to provide working capital for general corporate purposes. At December 31, 1996, $121.4 million was available for future borrowings. The credit line is collateralized by certain of the Company's operating properties, an assignment of rents generated by the underlying properties and certain land holdings.

(c) These first mortgage loans are collateralized by certain of the Company's operating properties and by an assignment of rents generated by the underlying properties. A majority of these loans have penalties if paid prior to maturity.

(d) The assessment district bonds are issued through local municipalities to fund the construction of public infrastructure and improvements which benefit the Company's properties. These bonds are secured by certain of the Company's properties.

(e) The Company's residential construction loans are used to finance development projects and are secured by the related land and improvements. The Residential Group and certain joint venture partners have guaranteed $6.1 million of these borrowings. At December 31, 1996, $25.1 million was available for future borrowings under these residential construction loans.

(f) This secured term loan is collateralized by an operating property and by an assignment of rents generated by the underlying property.

(g) This promissory note was used to finance a land purchase for a residential development project and is secured by a deed of trust.

(h) In July 1995, the Company entered into a $25 million revolving construction line of credit which was available to fund new development in twelve states in the Southwest. In July 1996, the Company opted not to renew the revolving function of this facility in anticipation of closing the credit facility discussed in (b) above. As of December 31, 1996, one construction project was financed under the line which is secured by the related land and improvements and by an assignment of rents generated by the underlying property. At December 31, 1996 $4.5 million was available for future borrowings under this facility.

(i) These secured term loans were repaid in full in October 1996 with proceeds from a secured revolving credit line (see (b) above).

         Certain loan agreements contain restrictive financial covenants. The most restrictive of which allows for a maximum funded debt to net worth not to exceed 75%, require stockholders' equity to be no less than $400 million, and that the Company maintain certain specified financial ratios. In addition, certain agreements restrict the level of total leverage for the Company. The Company was in compliance with all such covenants at December 31, 1996.

         The maturities of mortgage and other debt outstanding as of December 31, 1996 are summarized as follows (in thousands):

            1997...........................  $ 24,221
            1998...........................   154,876
            1999...........................     8,773
            2000...........................     9,540
            2001...........................    10,414
            Thereafter.....................   288,918
                                             --------
                                             $496,742
                                             ========

         Interest costs incurred during 1996, 1995 and 1994 relating to mortgage and other debt totaled $41.8 million, $46.5 million and $45.8 million. Total interest costs, which also includes loan fee amortization and other interest costs, amounted to $45.4 million, $49.3 million and $48.7 million in 1996, 1995 and 1994. Of these amounts, $2.9 million, $23.6 million and $24 million were capitalized during 1996, 1995 and 1994.

NOTE 4. INCOME TAXES

         Total income taxes (benefit) reflected in the consolidated statement of operations differs from the amounts computed by applying the federal statutory rate of 35% to earnings (loss) before income taxes as follows (in thousands):

                                                                    1996       1995        1994
                                                                  -------    --------     -------
Federal income tax at statutory rate............................  $15,028    $(19,082)    $(1,332)
Increase (decrease) in taxes resulting from:
   State income taxes, net of federal impact....................    2,441      (2,460)         72
   Other........................................................       68          24         (99)
                                                                  -------    --------     -------
                                                                  $17,537    $(21,518)    $(1,359)
                                                                  =======    ========     =======

         Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and for operating loss and tax credit carryforwards. Significant components of the Company's net deferred tax liability as of December 31, 1996 and 1995 are as follows (in thousands):

                                                                                December 31,
                                                                          -----------------------
                                                                            1996           1995
                                                                          --------       --------
Deferred tax liability:
   Involuntary conversions (condemnations) of property..................  $ 90,074       $ 91,226
   Capitalized interest and taxes.......................................    89,119         93,135
   Like-kind property exchanges.........................................    22,392         20,169
   Investments in partnerships..........................................    20,544         16,599
   Other................................................................     5,999          5,219
                                                                          --------       --------
                                                                           228,128        226,348
                                                                          --------       --------
Deferred tax assets:
   Operating loss carryforwards.........................................    14,345         13,257
   Intercompany transaction (prior to spin-off).........................    16,332         16,522
   Capitalized rent.....................................................    23,469         23,194
   Adjustment to carrying value of property.............................    46,026         63,376
   Depreciation and amortization........................................     8,897          7,028
   Environmental reserve................................................     4,633          4,687
   Other................................................................     7,688          8,014
                                                                          --------       --------
                                                                           121,390        136,078
   Deferred tax assets valuation allowance..............................        --             --
                                                                          --------       --------
                                                                           121,390        136,078
                                                                          --------       --------
   Net deferred tax liability...........................................  $106,738       $ 90,270
                                                                          ========       ========

         During 1996 and 1994, the Company generated net operating loss carryforwards of $.2 million and $.3 million for tax purposes which expire in 2011 and 2009. Deferred income tax expense was reduced to reflect the benefit of these amounts.

NOTE 5. JOINT VENTURE INVESTMENTS

         The Company has investments in a variety of unconsolidated real estate-oriented joint ventures that are involved in both operation of income producing properties and development of various other projects. At December 31, 1996, these joint venture investments included two hotels, one office building, a 900,000 square foot trade mart center for the contract and home furnishing industries, an apartment complex and other projects in the early stages of development.

         The Company guarantees a portion of the debt and interest of certain of its joint ventures. At December 31, 1996, these guarantees totaled $11.9 million.

        The condensed combined balance sheets and statements of operations of these unconsolidated joint ventures, along with the Company's proportionate share, are summarized as follows (in thousands):

                                                                 Combined                   Proportionate Share
                                                        ----------------------------     --------------------------
                                                            1996           1995             1996          1995
                                                        -------------  -------------     ------------  ------------
Assets:
  Income producing properties:
     Property.........................................     $ 233,150      $  240,797        $ 107,656     $ 110,610
     Other............................................        26,506          23,828           13,134        10,700
  Development projects:
     Property.........................................        62,720          18,679            4,461         1,860
     Other............................................        15,647          20,714            1,627         4,011
                                                        ------------   -------------     ------------  ------------
        Total.........................................     $ 338,023      $  304,018        $ 126,878     $ 127,181
                                                        ============   =============     ============  ============

Liabilities and venturers' deficit:
  Income producing properties:
     Notes Payable....................................     $ 401,266      $  396,090        $ 161,748     $ 161,940
     Other............................................        18,984          18,952            5,957         6,116
  Development projects:
     Notes Payable....................................         8,525              --              144            --
     Other............................................           376             733               87           191
                                                        ------------   -------------     ------------  ------------
        Total liabilities.............................       429,151         415,775          167,936       168,247
                                                        ------------   -------------     ------------  ------------
  Venturers' deficit
    Income producing properties.......................      (160,594)       (150,417)         (46,915)      (46,746)
    Development projects..............................        69,466          38,660            5,857         5,680
                                                        ------------   -------------     ------------  ------------
                                                             (91,128)       (111,757)         (41,058)      (41,066)
                                                        ------------   -------------     ------------  ------------
        Total liabilities and venturers' deficit.....      $ 338,023      $  304,018        $ 126,878      $127,181
                                                        ============   =============     ============  ============

         The Company's proportionate share of venturers' deficit is an aggregate amount for all ventures. Because the Company's ownership percentage differs from venture to venture, and certain ventures have accumulated deficits while others have accumulated equity, the Company's percentage of venturers' deficit is not reflective of the Company's ownership percentage of the ventures.

                                                     Combined                            Proportionate Share
                                     ------------------------------------       -----------------------------------
                                       1996          1995         1994            1996          1995          1994
                                     --------      --------      --------       -------       -------       -------
Revenue
   Income producing properites.....  $134,144      $127,678      $123,509       $35,527       $33,356       $31,275
   Development projects............    49,235         5,735        15,301         9,516         2,054         5,666
                                     --------      --------      --------       -------       -------       -------
                                      183,379       133,413       138,810        45,043        35,410        36,941
                                     --------      --------      --------       -------       -------       -------
Expenses
  Income producing properties......   122,964       118,670       115,708        29,534        27,530        27,035
  Development projects.............    45,256         5,018        13,362         8,758           845         1,924
                                     --------      --------      --------       -------       -------       -------
                                      168,220       123,688       129,070        38,292        28,375        28,959
                                     --------      --------      --------       -------       -------       -------
Net earnings before income tax.....  $ 15,159      $  9,725      $  9,740       $ 6,751       $ 7,035       $ 7,982
                                     ========      ========      ========       =======       =======       =======

         The Company had a loan outstanding to one of its joint ventures in the amount of $1.7 million at December 31, 1995. During 1996, the Company converted this note to equity in the joint venture.

NOTE 6. PROPERTY

         Net book value by property type at December 31, 1996 and 1995 consisted of the following (in thousands):

                                                               1996           1995
                                                           ------------   ------------
Income producing properties:
  Industrial buildings....................................  $   291,608    $   279,838
  Office buildings........................................      108,184        113,095
  Retail buildings........................................       86,070         84,595
  Land development........................................      323,134        317,727
  Land leases.............................................        6,627         10,069
                                                            -----------    -----------
                                                                815,623        805,324
                                                            -----------    -----------
Land holdings:
  Developable properties..................................      200,624        150,339
  Natural resources.......................................        2,299          1,788
  Properties held for sale................................       37,223         84,232
                                                            -----------    -----------
                                                                240,146        236,359
                                                            -----------    -----------
Other (including proportionate share of joint ventures'
  net deficits of $41,058 and $41,066)....................      (31,667)       (34,232)
                                                            -----------    -----------
                                                            $ 1,024,102    $ 1,007,451
                                                            ===========    ===========

         During 1995 and 1994, the Company took charges of $102.4 million and $24.1 million to adjust the carrying value of certain properties. The 1995 charge included $84.8 million resulting from the Company's decision to terminate the 1991 Development Agreement for its Mission Bay project in San Francisco. The revised carrying value of the Mission Bay project represents management's best estimate of its fair value, assuming the Company is successful in re-entitling the property. During 1996, the Company took a charge of $9.9 million to cost of sales relating to non-strategic land assets identified for sale.

NOTE 7. LEASES

         The Company, as lessor, has entered into noncancelable operating leases expiring at various dates through 2052. Rental revenue under these leases totaled $118.7 million in 1996, $106.8 million in 1995 and $102.3 million in 1994. Included in this revenue are rentals contingent on lease operations of $2.7 million in 1996, $2.1 million in 1995 and $2.8 million in 1994. Future minimum rental revenue under existing noncancelable operating leases as of December 31, 1996 are summarized as follows (in thousands):

 1997.........................................................   $ 76,461
 1998.........................................................     67,903
 1999.........................................................     59,401
 2000.........................................................     51,965
 2001.........................................................     41,462
 Thereafter ..................................................    294,172
                                                                 --------
                                                                 $591,364
                                                                 ========


    The book value of the Company's properties under operating leases or held for rent are summarized as follows (in thousands):

                                                             December 31,
                                                      ------------------------
                                                        1996            1995
                                                      --------       ---------
Buildings............................................. $ 527,190      $ 501,030
Land and improvements.................................   173,828        164,492
                                                       ---------      ---------
                                                         701,018        665,522
Less accumulated depreciation.........................  (197,586)      (172,934)
                                                       ---------      ---------
                                                       $ 503,432      $ 492,588
                                                       =========      =========

         The Company, as lessee, has entered into noncancelable operating leases expiring at various dates through 2023. Rental expense under these leases totaled $1.6 million in 1996, $1.7 million in 1995, and $2.8 million in 1994. Future minimum lease payments as of December 31, 1996 are summarized as follows (in thousands):

 1997...........................................  $ 2,056
 1998...........................................    2,029
 1999...........................................    1,787
 2000...........................................    1,361
 2001...........................................    1,046
 Thereafter.....................................    2,911
                                                  -------
                                                  $11,190
                                                  =======

NOTE 8.  REVENUES AND DIRECT COSTS BY ACTIVITY

         Revenues and related costs exclusive of depreciation and amortization, are summarized by activity as follows (in thousands):

                                                                  Property             Excess
                                                                 Operating          (deficit) of
                                                                  Costs or            Revenues
                                                 Revenues       Cost of Sales        over Costs
                                                 --------       -------------       --------------
 1996
 Income producing properties:
   Industrial buildings.........................  $ 55,865       $ 14,014            $ 41,851
   Office buildings.............................    28,407         12,661              15,746
   Retail buildings.............................    13,215          4,376               8,839
   Land development.............................    10,589          7,252               3,337
   Land leases..................................     7,810          1,105               6,705
   Equity in earnings of joint ventures.........     5,993             --               5,993
                                                  --------       --------            --------
                                                   121,879         39,408              82,471
                                                  --------       --------            --------
 Development activites and fee services:
   Commercial property sales....................    40,525         26,708              13,817
   Residential property sales...................    21,945         20,139               1,806
   Development and management fees..............    11,945          8,513               3,432
   Equity in earnings of joint ventures.........       758             --                 758
   Land holdings................................     4,874          8,598              (3,724)
                                                  --------       --------            --------
                                                    80,047         63,958              16,089
                                                  --------       --------            --------
                                                  $201,926       $103,366            $ 98,560
                                                  ========       ========            ========
 1995
 Income producing properties:
   Industrial buildings.........................  $ 50,716       $ 11,193            $ 39,523
   Office buildings.............................    28,662         12,179              16,483
   Retail buildings.............................    11,364          2,941               8,423
   Land development.............................     4,886          3,308               1,578
   Land leases..................................     7,200          1,029               6,171
   Equity in earnings of joint ventures.........     5,826             --               5,826
                                                  --------       --------            --------
                                                   108,654         30,650              78,004
                                                  --------       --------            --------
 Development activites and fee services:
   Commercial property sales....................     3,224          2,271                 953
   Development and management fees..............     4,674          2,750               1,924
   Equity in earnings of joint ventures.........     1,209             --               1,209
   Land holdings................................     5,240          9,111              (3,871)
                                                  --------       --------            --------
                                                    14,347         14,132                 215
                                                  --------       --------            --------
                                                  $123,001       $ 44,782            $ 78,219
                                                  ========       ========            ========
1994
Income producing properties:
   Industrial buildings.........................  $ 50,650       $ 11,837            $ 38,813
   Office buildings.............................    29,619         11,220              18,399
   Retail buildings.............................     7,339          2,315               5,024
   Land development.............................     4,161          3,200                 961
   Land leases..................................     7,414          1,037               6,377
   Equity in earnings of joint ventures.........     4,240             --               4,240
                                                  --------       --------            --------
                                                   103,423         29,609              73,814
                                                  --------       --------            --------
 Development activities and fee services:
   Development and management fees..............     5,705          3,554               2,151
   Equity in earnings of joint ventures.........     3,742             --               3,742
   Land holdings................................     5,249         10,140              (4,891)
                                                  --------       --------            --------
                                                    14,696         13,694               1,002
                                                  --------       --------            --------
                                                  $118,119       $ 43,303            $ 74,816
                                                  ========       ========            ========

NOTE 9. SALES

         As part of its development actitivies, the Company constructs and sells commercial and residential properties. In addition, based on management's assessment of the maximum value to be derived from its various real estate holdings, the Company sells certain operating properties, land parcels and other assets.

         The Company's asset sales consist of the following (in thousands):

                                                             1996           1995           1994
                                                           --------       --------       --------
DEVELOPMENT PROPERTIES:
     Sales................................................  $ 62,470       $ 3,224        $    --
     Cost of sales........................................    46,847         2,271             --
                                                            --------       -------        -------
       Gain...............................................    15,623           953             --
                                                            --------       -------        -------
NON-STRATEGIC LAND AND OTHER ASSETS:
     Non-strategic land:
     Sales................................................    76,553        62,199         32,298
     Cost of sales........................................    56,894        29,410         22,024
                                                            --------       -------        -------
       Gain...............................................    19,659        32,789         10,274
                                                            --------       -------        -------
     Other:
     Sales................................................     9,125            --         21,472
     Cost of sales........................................     4,379            --         18,439
                                                            --------       -------        -------
       Gain...............................................     4,746            --          3,033
                                                            --------       -------        -------
Total non-strategic land and other assets
     Sales................................................    85,678        62,199         53,770
     Cost of sales........................................    61,273        29,410         40,463
                                                            --------       -------        -------
       Gain...............................................    24,405        32,789         13,307
                                                            --------       -------        -------
Total
     Sales................................................   148,148        65,423         53,770
     Cost of sales........................................   108,120        31,681         40,463
                                                            --------       -------        -------
       Gain...............................................  $ 40,028       $33,742        $13,307
                                                            ========       =======        =======

NOTE 10. LITIGATION, ENVIRONMENTAL AND RESTRUCTURING COSTS

         Litigation, environmental and restructuring costs are summarized as follows (in thousands):

                                                   1996           1995           1994
                                                 --------       --------       --------
 Litigation recovery............................  $    --        $ 6,450        $    --
 Environmental (expense) recovery, net..........    1,093         (7,411)           246
 Restructuring costs............................       --             --        (3, l00)
                                                  -------        -------        -------
                                                  $ 1,093        $  (961)       $(2,854)
                                                  =======        =======        =======

         Environmental costs charged to operations, including amounts charged to cost of sales, for 1996, 1995 and 1994 totaled $1.1 million, $8.1 million and $4.6 million. Environmental costs capitalized in 1996, 1995 and 1994 were $2.8 million, $1.7 million and $1.2 million.

         See further discussion regarding litigation and environmental matters at Note 14.

NOTE 11. OTHER, NET

          Other income (expense) is summarized as follows (in thousands):

                                    1996      1995      1994
                                  --------  --------  --------
Interest income................... $ 1,212   $ 3,769   $ 3,739
All other, net....................  (1,231)   (1,265)     (648)
                                   -------   -------   -------
                                   $   (19)  $ 2,504   $ 3,091
                                   =======   =======   =======

NOTE 12. EMPLOYEE BENEFIT AND STOCK OPTION PLANS

         The Company has a profit sharing and savings plan for all employees. Funding consists of employee contributions along with matching and discretionary contributions by the Company. Total expense for the Company under this plan was $0.4 million, $0.2 million and $0.6 million in 1996, 1995 and 1994.

         The Company has various plans through which employees may purchase common stock of the Company.

         The Incentive Stock Compensation Plan (Substitute Plan) was adopted to provide substitute awards to employees whose awards under certain plans of the former parent company, Santa Fe Pacific Corporation (SFP), were forfeited as a result of the Company's spin-off from SFP in 1990. The number of shares, exercise price and expiration dates of these awards were set so the participant retained the full unrealized potential value of the original SFP grant. Options became exercisable after March 5, 1992 and expire from 1996 through 1999.

         The Company also has four stock option plans under which the Board of Directors may grant options to purchase up to 8,750,000 shares of common stock (Stock Option Plan, 1995 Stock Option Plan, Amended and Restated Executive Stock Option Plan and 1996 Performance Award Plan). The exercise price of options granted under these plans is generally the fair market value of the common stock on the date of grant. Options generally are exercisable no earlier than six months from the date of grant and expire ten years after the date of grant. All options granted to date are exercisable (a) in installments on a cumulative basis at a rate of 25% each year commencing on the first anniversary of the date of grant, (b) in increments based on stock price performance benchmarks, or (c) in increments based on a combination of stock price performance benchmarks and time vesting requirements.

         The Company also has various plans through which non-employee directors may purchase common stock of the Company.

         Under the Amended and Restated Executive Stock Option Plan, each non-employee director was automatically granted an option, upon initial election to the Board of Directors, to purchase 5,000 shares of common stock at a price of 127.63% of the fair market value on the date of grant, increasing 5% on each anniversary of the grant date commencing on the sixth anniversary. These options are exercisable in installments on a cumulative basis at a rate of 20% each year. No further options may be granted to non-employee directors under this plan.

         Under the 1996 Performance Award Plan, each non-employee director is automatically granted an option to purchase 5,000 shares of common stock upon initial election to the Board of Directors and annually thereafter during his or her term of service. The exercise price of these options is the fair market value of the common stock on the date of grant and the options are exercisable based upon stock price performance benchmarks.

         In addition, under the 1996 Performance Award Plan, each non-employee director may elect to defer receipt of his or her annual retainer fee until termination of board service and to acquire stock rather than receive the cash retainer at a purchase price equal to 90% of the fair market value of the common stock on the date of deferral.

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123) requires use of option valuation models that were developed for use in valuing publicly traded stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net earnings(loss) and earnings(loss) per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The weighted-average fair value of options granted during 1996 and 1995 were $3.30 and $2.34. The fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 6.11% and 5.82%; zero percent dividend yields; volatility factors of the expected market price of the Company's common stock of 30.77% and 29.56%, and a weighted-average expected life of the options of five years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except earnings (loss) per share information):

                                                                  1996          1995
                                                               ---------      ---------
Pro forma net earnings (loss) applicable to
  common stockholders.......................................   $     671       $(57,074)
                                                               =========       =========
Pro forma earnings (loss) per share.........................   $    0.01       $  (0.78)
                                                               =========       =========

         A summary of the Company's stock option activity, and related information for the years ended December 31 is as follows (in thousands, except exercise price information):

                                                 1996                      1995                       1994
                                    ---------------------------   ------------------------  -------------------------
                                             Weighted-Average              Weighted-Average          Weighted-Average
                                    Options   Exercise Price     Options    Exercise Price  Options   Exercise Price
                                    -------  ------------------  --------  ---------------  --------  --------------
Outstanding-beginning of year...     2,877         $ 9.84          1,779       $ 10.69        1,495       $ 11.69
Granted.........................     4,189         $ 8.85          1,305       $  6.04        2,106       $  7.25
Exercised.......................       (68)        $ 7.15             --            --           --            --
Expired.........................        --             --           (207)      $ 14.51       (1,822)      $ 12.25
Forfeited.......................      (637)        $10.81             --            --           --            --
                                  --------                       -------                    -------
Outstanding-end of year.........     6,361         $ 8.13          2,877       $  9.84        1,779       $ 10.69
                                  ========                       =======                    =======
Exercisable at end of year......       404         $ 7.32            277       $  9.08          169       $ 10.15

         Exercise prices for options outstanding as of December 31, 1996 ranged from $5.58 to $16.53. The weighted-average remaining contractual life of those options is 8.78 years.

NOTE 13. CAPITAL STOCK

         The Company has authorized the issuance of 150 million shares of $.01 par value common stock. As of December 31, 1996 and 1995, the Company has 77,028,099 and 72,967,236 shares outstanding. The Company has reserved 12,697,000 and 16,556,000 shares of common stock for conversion of the Series A and Series B preferred stock and 8,875,000 shares pursuant to various compensation programs.

         The Company has authorized the issuance of 50 million shares of $.01 par value preferred stock. As of December 31, 1996 and 1995, the Company has outstanding 2,488,560 and 3,449,999 shares of $3.75 Series A Cumulative Convertible Preferred Stock (Series A preferred stock). The Series A preferred stock has an annual dividend of $3.75 per share, a stated value of $50 per share and a liquidation preference of $50 per share plus accrued and unpaid dividends. It is convertible into common stock at a price of $9.06 per common share, subject to adjustment in certain events. It is also redeemable, at the option of the Company, at any time after February 16, 1996, at $52.625 per share and thereafter at prices declining to $50 per share on or after February 16, 2003.

         In July 1996, the Company called for redemption of approximately $50 million of its Series A preferred stock. In September 1996, of the 950,000 preferred shares called, 441,887 shares were converted into 2,438,641 common shares and 508,113 shares were redeemed at $52.625 per share plus accrued and unpaid dividends at a cost of approximately $26.7 million. In October 1996, an additional 11,439 shares were converted into 63,142 common shares. These preferred stock conversions and redemptions led to a $1.2 million decrease in preferred dividends in 1996.

         In December 1996, the Company called for redemption of approximately $25 million of its Series A preferred stock. In January 1997, of the 475,000 preferred shares called, 471,730 shares were converted into 2,603,168 common shares and 3,270 shares were redeemed at $52.625 per share plus accrued and unpaid dividends at a cost of approximately $175,000.

         The Company also has outstanding 3,000,000 shares of $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock (Series B preferred stock). The Series B preferred stock has an annual dividend of $3.625 per share, a stated value of $50 per share and a liquidation preference of $50 per share plus accrued and unpaid dividends. It is convertible into the Company's common stock at a price of $9.80 per common share, subject to adjustment in certain events. The Series B preferred stock is exchangeable, at the Company's option, at any time after November 15, 1995, into 7.25% Convertible Subordinated Debentures due November 15, 2018, at a rate of $50 of debentures for each share of Series B preferred stock. It is also redeemable, at the option of the Company, at any time after November 15, 1996, at $52.5375 per share and thereafter at prices declining to $50 per share on or after November 15, 2003.


NOTE 14. COMMITMENTS AND CONTINGENCIES

         As of December 31, 1996, the Company has outstanding standby letters of credit and surety bonds in the amount of $10.5 million in favor of local municipalities or financial institutions to guarantee performance on real property improvements or financial obligations.

         The Company, as a partner in certain joint ventures, has made certain financing guarantees (Note 5).

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

        Inherent in the operations of the real estate business is the possibility that environmental liability may arise from the ownership, or previous ownership, of real properties owned. The Company may be required in the future to take action to correct or reduce the environmental effects of prior disposal or release substances by third parties, the Company, or its corporate predecessors. Future environmental costs are difficult to estimate because of such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's liability in proportion to that of responsible parties, and the extent to which such costs are recoverable from insurance.

         At December 31, 1996, management estimates that future costs for remediation of identified or suspected environmental contamination on operating properties and properties previously sold approximate $13.6 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next ten years with a substantial portion incurred over the next five years. Management also estimates that similar costs relating to the Company's properties to be developed or sold may range from $14 million to $40 million. These amounts will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years, or will be deferred and charged to cost of sales when the properties are sold. The Company's estimates were developed based on extensive reviews which took place over several years based upon then prevailing law and identified site conditions. Because of the breadth of its portfolio, the Company is unable to review extensively each property on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies and the availability of other parties to pay some or all of such costs.

         In April 1991, a lawsuit was brought against the Company alleging breach of contract for a finder's fee in connection with an August 1990 sale of land in Fremont, California. On November 1, 1993, the jury returned a verdict in favor of the plaintiff and made an award of approximately $440,000 which, together with pre-judgment interest, totaled approximately $600,000. Additionally, the jury awarded approximately $7.7 million in punitive damages for what it found was the Company's bad faith denial of an alleged contract. While the Company was vigorously pursuing an appeal, it recognized an expense of $8.3 million in the 1993 consolidated statement of operations. In December 1995, the Company reached a settlement with the plaintiff and $7.5 million of the expense was reversed in the 1995 consolidated statement of operations.


NOTE 15.  SUBSEQUENT EVENTS

         On February 5, 1997, the Company called for redemption of approximately $90 million of its Series A preferred stock. On March 24, 1997, of the 1,720,000 preferred shares called, 1,715,837 shares were converted into 9,469,015 common shares and the remaining shares were redeemed at $52.25 per share plus accrued and unpaid dividends at a cost of approximately $220,000.

         On March 24, 1997, the Company called for redemption of the remaining outstanding 250,000 shares, or approximately $13.0 million, of it Series A preferred stock and 1,470,000 shares, or approximately $75 million, of its Series B preferred stock. The redemption date on this call is May 1, 1997.

SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

         The Company's earnings(loss) and cash flow are determined to a large extent by property sales. Sales and net earnings have fluctuated significantly from quarter to quarter, as evidenced by the following summary of unaudited quarterly consolidated results of operations. Property sales fluctuate from quarter to quarter, reflecting general market conditions and the Company's intent to sell property when it can obtain attractive prices. Cost of sales may also vary widely because it is determined by the Company's historical cost basis in the underlying land.

                                                            1996                                        1995
                                          -----------------------------------------   -----------------------------------------
                                           FIRST      SECOND     THIRD      FOURTH     FIRST      SECOND      THIRD     FOURTH
                                          --------   --------   --------   --------   --------   --------    --------  --------
                                                                  (In thousands, except per share data)
Income producing properties:
  Rental revenue........................  $ 28,034   $ 29,380   $ 28,606    $ 29,866   $ 25,408   $ 25,360   $ 26,139  $ 25,921

  Property operating costs..............    (8,987)    (9,928)    (9,953)    (10,540)    (6,458)    (7,810)    (7,478)   (8,904)

Development activities and fee services:
  Gain on development property sales....        --      6,569      2,746       6,308         --         --         --       953

Development and management fee
 income, net............................       403        410      1,182       1,437        407        576        589       352

Gain on non-strategic land and other
 asset sales............................     3,087      7,358      1,330      12,630      5,574      1,626      1,702    23,887

Interest expense........................   (10,939)   (10,841)   (10,536)    (10,205)    (6,453)    (6,687)    (6,413)   (6,204)

General and administrative expense......    (2,060)    (1,997)    (l,66l)     (2,301)    (3,869)    (2,570)    (2,783)   (1,702)

Depreciation and amortiztion............    (7,672)    (7,432)    (7,550)     (7,907)    (7,053)    (6,810)    (6,766)   (7,361)

Net earnings (loss).....................  $  1,714   $  8,817   $  2,752   $  12,118  $   5,358  $   3,143   $  2,756  $(44,259)
                                          ========   ========   ========   =========  =========  =========   ========  ========
Net earnings (1oss) per common share....  $  (0.06)  $   0.04   $  (0.05)  $    0.09  $   (0.01) $   (0.04)  $  (0.04) $  (0.69)
                                          ========   ========   ========   =========  =========  =========   ========  ========


                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

The Board of Directors
and Stockholders of Catellus
Development Corporation

         Our audits of the consolidated financial statements referred to in our report dated February 12, 1997, appearing on page F-2 of this Form 10-K of Catellus Development Corporation, also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse LLP
San Francisco, California
February 12, 1997

                       CATELLUS DEVELOPMENT CORPORATION

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1996
                                (IN THOUSANDS)

                                                                  ADDITIONS
                                                         ------------------------
                                           BALANCE AT    CHARGED TO    CHARGED TO    DEDUCTIONS       BALANCE AT
                                           BEGINNING     COSTS AND       OTHER                        END OF YEAR
                                            OF YEAR       EXPENSES      ACCOUNTS
                                          -----------   -----------   -----------    ----------       -----------
Year ended December 31, 1994
  Allowance for doubtful receivables..... $    1,888    $    1,001    $       --     $    1,026 (1)   $    1,863
  Reserve for abandoned projects.........        284           732            --             39 (2)          977
  Reserve for environmental costs........      5,619           890         1,886             --            8,395
Year ended December 31, 1995
  Allowance for doubtful receivables.....      1,863           504            --            616 (1)        1,751
  Reserve for abandoned projects.........        977           407            --             38 (2)        1,346
  Reserve for environmental costs........      8,395         5,389            --              5 (3)       13,779
Year ended December 31, 1996
  Allowance for doubtful receivables.....      1,751         1,053            81            533 (1)        2,352
  Reserve for abandoned projects.........      1,346            --            --             30 (2)        1,316
  Reserve for environmental costs........     13,779            --           200            386 (3)       13,593

------------

Notes:
(1)  Balances written off as uncollectible.
(2)  Costs of unsuccessful projects written off.
(3)  Environmental costs incurred.

                       CATELLUS DEVELOPMENT CORPORATION

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1996
                            (Dollars in thousands)



                                                            Cost Capitalized         Gross Amount at Which Carried
                                       Initial Cost to        Subsequent                  at Close of Period
                                          Catellus           to Acquisition                  (1)(2)(3)(4)
                                      -------------------  ----------------------    ---------------------------------
                                                  Build-                                        Build-
                                                  ings &                  Car-                  ings &
                          Encumb-                Improve-   Improve-     rying                  Improve-
Description               rances        Land      ments      ments       Costs        Land      ments          Total
-----------               --------    --------    -------    -------     --------    --------   --------    ----------
Income producing
   properties:
  Mission Bay,
    San Francisco, CA...  $     --    $ 80,587    $ 3,952    $ (2,050)(6)$ 59,764    $ 80,587   $ 61,666    $  142,253
  Other properties
  less than 5% of total.   453,940     160,137     35,492     544,723     131,225     160,137    711,440       871,577
                          --------    --------    -------    --------    --------    --------   --------    ----------
                           453,940     240,724     39,444     542,673     190,989     240,724    773,106     1,013,830
                          --------    --------    -------    --------    --------    --------   --------    ----------
Land holdings...........    42,277     113,396     11,697      88,893      30,305     113,396    130,895       244,291
                          --------    --------    -------    --------    --------    --------   --------    ----------
Total...................  $496,217    $354,120    $51,141    $631,566    $221,294    $354,120   $904,001    $1,258,121
                          ========    ========    =======    ========    ========    ========   ========    ==========

                                                                          Life on Which
                                                                          Depreciation
                                                                           in Latest
                                              Date of                       Income
                            Accumulated      Completion of       Date      Statement is
Depreciation                Depreciation    Construction      Acquired     Computed
-----------                 ------------    -------------     --------    -------------
Income producing
   properties:
  Mission Bay,
    San Francisco, CA...    $  2,916             N/A            various          (5)
  Other properties
  less than 5% of total.     195,291             N/A            various          (5)
                            --------
                             198,207
                            --------
Land holdings...........       4,145             N/A            various          (5)
                            --------
Total...................    $202,352
                            ========

--------------------------
Notes:

(1) A reserve of $1,316,000 against predevelopment costs has been established for projects to be abandoned.

(2) The aggregate cost for Federal income tax purpose is approximately $957,000,000.

(3) See Attachment A to Schedule III for reconciliation of beginning of period total to total at close of period.

(4) Excludes investments in joint ventures and furniture and equipment.

(5) Reference is made to Note 2 to the Consolidated Financial Statements for information related to depreciation.

(6) Net incremental revenue.

                         CATELLUS DEVELOPMENT CORPORATION

                            ATTACHMENT A TO SCHEDULE III
           RECONCILIATION OF COST OF REAL ESTATE AT BEGINNING OF PERIOD
                           WITH TOTAL AT END OF PERIOD
                                  (In thousands)

                                                                       1996         1995          1994
                                                                    ----------   ----------   ----------
Balance at January 1............................................... $1,218,995   $1,276,955   $1,259,803
                                                                    ----------   ----------   ----------
  Additions during period:
     Acquisitions..................................................     10,987        9,326           --
     Improvements..................................................    104,646       58,967       71,096
     Reclassification from other accounts..........................         30          270          591
                                                                    ----------   ----------   ----------
          Total additions..........................................    115,663       68,563       71,687
                                                                    ----------   ----------   ----------
   Deductions during period:
     Cost of real estate sold......................................     75,364       23,716       39,883
     Other
       Write-down of properties to estimated net realizable value..         --      102,400       11,800
       Contribution to joint venture...............................         --           --        2,120
       Reclassification to personal property
            and other accounts.....................................      1,173           --           --
       Increase reserve for abandoned projects.....................         --          407          732
                                                                    ----------   ----------   ----------
          Total deductions.........................................     76,537      126,523       54,535
                                                                    ----------   ----------   ----------
Balance at December 31............................................. $1,258,121   $1,218,995   $1,276,955
                                                                    ==========   ==========   ==========

            RECONCILIATION OF REAL ESTATE ACCUMULATED DEPRECIATION
              AT BEGINNING OF PERIOD WITH TOTAL AT END OF PERIOD
                                (In thousands)

                                                                       1996         1995          1994
                                                                    ----------   ----------   ----------
Balance at January 1............................................... $  177,312   $  154,002   $  133,923
                                                                    ----------   ----------   ----------
   Additions during period:
     Charged to expense............................................     25,994       24,342       24,706
                                                                    ----------   ----------   ----------
   Deductions during period:
     Cost of real estate sold......................................      1,190          795        4,549
     Other.........................................................       (236)         237           78
                                                                    ----------   ----------   ----------
           Total deductions........................................        954        1,032        4,627
                                                                    ----------   ----------   ----------
Balance at December 31............................................. $  202,352   $  177,312   $  154,002
                                                                    ==========   ==========   ==========