Form 10-Q
period 1997-03-31
CATELLUS DEVELOPMENT CORP
filed 1997-05-15
CIK 865937

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


      FOR THE QUARTER ENDED MARCH 31, 1997  COMMISSION FILE NUMBER 0-18694


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                               ---

     As of May 1, 1997, there were 98,366,628 issued and outstanding shares of the registrant's common stock, $.01 par value per share.

================================================================================

                         CATELLUS DEVELOPMENT CORPORATION

                                      INDEX


                                                                                                PAGE NO.

PART I.  FINANCIAL INFORMATION
         Item 1.   Financial Statements (Unaudited)
                   Consolidated Balance Sheet as of March 31, 1997 and December 31, 1996.........     2
                   Consolidated Statement of Operations for the three months ended
                    March 31, 1997 and 1996......................................................     3
                   Consolidated Statement of Cash Flows for the three months ended
                    March 31, 1997 and 1996......................................................     4
                   Notes to Consolidated Financial Statements....................................     5

         Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..........................................     8

PART II.  OTHER INFORMATION......................................................................    17

SIGNATURES.......................................................................................    18


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  CATELLUS DEVELOPMENT CORPORATION
                     CONSOLIDATED BALANCE SHEET
                  (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    MARCH 31,    DECEMBER 31,
                                                       1997          1996
                                                  ------------   ------------
                                                          (UNAUDITED)
ASSETS
      Properties..............................      $1,253,754     $1,235,440
      Less accumulated depreciation...........        (215,488)      (211,338)
                                                  ------------   ------------
                                                     1,038,266      1,024,102

     Other assets and deferred charges........          48,906         50,547
     Notes receivable.........................          12,009         11,924
     Accounts receivable, less allowance......          11,616         12,965
     Cash and cash equivalents................          14,587         23,580
                                                  ------------   ------------
                    Total.....................      $1,125,384     $1,123,118
                                                  ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
     Mortgage and other debt..................      $  510,285     $  496,742
     Accounts payable and accrued expenses....          41,384         54,178
     Deferred credits and other liabilities...          37,468         43,007
     Deferred income taxes....................         109,708        106,738
                                                  ------------   ------------
               Total liabilities..............         698,845        700,665
                                                  ------------   ------------

    Commitments and contingencies (Note 6)

    Stockholders' equity
          Preferred stock.....................         161,432        274,428
          Common stock - 89,546,160 and
           77,028,099 shares issued at
            March 31, 1997 and
            December 31, 1996 ................             895            770
           Paid-in capital....................         309,557        197,709
           Accumulated deficit................         (45,345)       (50,454)
                                                  ------------   ------------
              Total stockholders' equity......         426,539        422,453
                                                  ------------   ------------
                    Total.....................      $1,125,384     $1,123,118
                                                  ============   ============





                 See notes to consolidated financial statements.


                         CATELLUS DEVELOPMENT CORPORATION
                       CONSOLIDATED STATEMENT OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  --------------------
                                                                    1997       1996
                                                                  ---------   --------
                                                                       (UNAUDITED)
INCOME-PRODUCING PROPERTIES
       Rental revenue...........................................  $  30,805   $ 28,034
       Property operating costs.................................     (9,056)    (8,987)
       Equity in earnings of joint ventures.....................      1,983      1,473
                                                                  ---------   --------
                                                                     23,732     20,520
                                                                  ---------   --------

DEVELOPMENT ACTIVITIES AND FEE SERVICES
       Gain on development property sales.......................        484         --
       Development and management fee income, net...............        719        403
       Equity in earnings of joint ventures.....................         58        (83)
       Land holding costs, net..................................       (173)    (1,060)
                                                                  ---------   --------
                                                                      1,088       (740)
                                                                  ---------   --------

Interest expense................................................     (9,794)   (10,939)
Depreciation and amortization...................................     (7,476)    (7,672)
General and administrative expense..............................     (2,615)    (2,060)
Gain on non-strategic land and other asset sales................      3,640      3,087
Litigation and environmental, net...............................         42        900
Other, net......................................................         --       (201)
                                                                  ---------   --------

EARNINGS BEFORE INCOME TAXES....................................      8,617      2,895
                                                                  ---------   --------

Income tax expense
       Current..................................................       (537)        (6)
       Deferred.................................................     (2,971)    (1,175)
                                                                  ---------   --------
                                                                     (3,508)    (1,181)
                                                                  ---------   --------

       NET EARNINGS.............................................      5,109      1,714

            Preferred stock dividends...........................     (1,353)    (5,953)
                                                                  ---------   --------
       NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCKHOLDERS....  $   3,756   $ (4,239)
                                                                  =========   ========

       Net earnings (loss) per share of common stock............      $0.05     $(0.06)
                                                                  =========   ========

       Average number of c ommon shares outstanding.............     79,776     73,254
                                                                  =========   ========



                 See notes to consolidated financial statements.


               CATELLUS DEVELOPMENT CORPORATION
             CONSOLIDATED STATEMENT OF CASH FLOWS
                        (IN THOUSANDS)
                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    -------------------
                                                        1997       1996
                                                    --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:.............      (UNAUDITED)
     Net earnings.................................  $  5,109   $  1,714
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization...........     7,476      7,672
          Deferred income taxes...................     2,971      1,175
          Amortization of deferred loan
           fees and other costs ..................       711        788
          Equity in earnings of joint
           ventures ..............................    (2,041)    (1,390)
          Operating distributions from
           joint ventures ........................     1,423         --
          Cost of non-strategic land
           and development properties sold .......     4,170      2,165
          Gain on sales of other assets...........    (1,600)        --
          Expenditures for development
           properties ............................    (7,792)        --
          Other, net..............................       358      1,588
          Change in operating assets and
           liabilities............................    (5,182)       162
                                                    --------   --------
Net cash provided by operating
 activities ......................................     5,603     13,874
                                                    --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures.........................   (23,114)    (6,247)
     Tenant improvements..........................      (483)      (809)
     Net proceeds from sale of other
      assets......................................     2,623         --
                                                    --------   --------
Net cash used in investing activities.............   (20,974)    (7,056)
                                                    --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings...................................    30,061      3,894
     Repayment of borrowings......................   (16,518)    (8,943)
     Dividends paid...............................    (4,603)    (5,953)
     Redemption of preferred stock................      (395)        --
     Distributions to minority partners...........    (2,893)        --
     Proceeds from issuance of common
      stock ......................................       726         15
                                                    --------   --------
Net cash provided by (used in)
 financing activities ............................     6,378    (10,987)
                                                    --------   --------
NET DECREASE IN CASH AND CASH
 EQUIVALENTS .....................................    (8,993)    (4,169)
Cash and cash equivalents at beginning
 of period .......................................    23,580     27,743
                                                    --------   --------
Cash and cash equivalents at end of period........  $ 14,587   $ 23,574
                                                    ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
     Cash paid during the period for:
          Interest (net of amount
           capitalized) ..........................  $  9,202   $ 10,101
          Income taxes............................  $     15   $    225




                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (Unaudited)


NOTE 1.  DESCRIPTION OF BUSINESS

     Catellus Development Corporation (the Company) is a diversified real estate operating company that manages and develops real estate for its own account and others. The Company's portfolio of industrial, residential, retail and office projects, undeveloped land and joint venture interests are located in major markets in California and 10 other states.

NOTE 2.  INTERIM FINANCIAL DATA

     The accompanying consolidated financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Certain prior period financial data has been reclassified to conform with the current period presentation.

NOTE 3.  EARNINGS PER SHARE

     Net earnings (loss) per share of common stock is computed by dividing net earnings (loss), after reduction for preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share amounts have not been presented because assumed conversion of the Series A and Series B preferred stock would be anti-dilutive for all relevant periods.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (Statement 128). Statement 128 is effective for financial statements issued after December 15, 1997 and simplifies the current standards for computing earnings per share. The Company anticipates that adoption of Statement 128 will not result in disclosures that are materially different than those contained in this quarterly report. The Company plans to adopt Statement 128 in the fourth quarter of 1997.

NOTE 4.  MORTGAGE AND OTHER DEBT

     Mortgage and other debt at March 31, 1997 and December 31, 1996 is summarized as follows (in thousands):

                                                  MARCH 31,  DECEMBER 31,
                                                    1997         1996
                                                -----------  ------------
First mortgage loan - Prudential.............      $256,900      $259,063
Secured revolving credit line................       127,100       118,600
First mortgage loans.........................        66,910        67,249
Assessment district bonds....................        20,909        21,012
Residential construction loans...............        15,169        10,105
Term loan - secured..........................         9,000         9,000
Construction loans - secured.................         7,612         5,028
Secured promissory note......................         6,160         6,160
Other loans..................................           525           525
                                                -----------  ------------
     Total mortgage and other debt...........      $510,285      $496,742
                                                ===========      ========

Due in one year..............................      $ 25,987      $ 24,221
                                                ===========      ========


     Interest costs relating to mortgage and other debt for the three months ended March 31, 1997 and 1996 are summarized as follows (in thousands):

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                        ----------------------------
                                              1997          1996
                                        -------------   ------------
Total interest incurred.............       $   11,274     $   11,204
Interest capitalized................           (1,480)          (265)
                                        -------------   ------------
     Interest expensed..............       $    9,794     $   10,939
                                        =============   ============

NOTE 5.  PROPERTIES

          Net book value by property type at March 31, 1997 and December 31, 1996 consisted of the following (in thousands):

                                                    MARCH 31,    DECEMBER 31,
                                                      1997           1996
                                                 -------------   ------------
Income producing properties:
     Industrial buildings.....................      $  315,290     $  291,608
     Office buildings.........................         104,404        108,184
     Retail buildings.........................          83,605         86,070
     Land development.........................         329,396        323,134
     Land leases..............................           8,320          6,627
                                                 -------------   ------------
                                                       841,015        815,623
                                                 -------------   ------------
Land holdings:
     Developable properties...................         189,308        200,624
     Natural resources........................           2,549          2,299
     Properties held for sale.................          37,068         37,223
                                                 -------------   ------------
                                                       228,925        240,146
                                                 -------------   ------------
Other (including proportionate share of
 joint venture's net deficits of $41,300
 and $41,058).................................         (31,674)       (31,667)

                                                 -------------   ------------
                                                    $1,038,266     $1,024,102
                                                 =============   ============

NOTE 6.  COMMITMENTS AND CONTINGENCIES

     The Company is a party to a number of legal actions arising in the ordinary course of business. While the Company cannot predict with certainty the final outcome of these proceedings, management believes that none of these actions, when finally resolved, will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

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

     At March 31, 1997, management estimates that future costs for remediation of identified or suspected environmental contamination on operating properties and properties previously sold approximate $13.4 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next ten years with a substantial portion incurred over the next five years. Management also estimates that similar costs relating to the Company's properties to be developed or sold may range from $14 million to $38.6 million. These amounts will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years, or will be deferred and charged to cost of sales when the properties are sold. The Company's estimates were developed based on extensive reviews which took place over several years based upon then prevailing law and identified site conditions. Because of the breadth of its portfolio, the Company is unable to review each property extensively on a regular basis. Also, such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies and the availability of other parties to pay some or all of such costs.

NOTE 7.   PREFERRED STOCK CONVERSION/REDEMPTION

     In December 1996, the Company called for redemption of approximately $25 million of its $3.75 Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock). In January 1997, of the 475,000 preferred shares called, 471,730 shares were converted into 2,603,168 common shares and 3,270 shares were redeemed at $52.625 per share plus accrued and unpaid dividends at a cost of approximately $175,000.

     On February 5, 1997, the Company called for redemption of approximately $90 million of its Series A Preferred Stock. On March 24, 1997, of the 1,720,000 preferred shares called, 1,715,837 shares were converted into 9,469,015 common shares and the remaining shares were redeemed at $52.25 per share plus accrued and unpaid dividends at a cost of approximately $220,000.

NOTE 8.   SUBSEQUENT EVENTS

     On March 24, 1997, the Company called for redemption of the remaining outstanding 250,000 shares, or approximately $13 million, of its Series A Preferred Stock and 1,470,000 shares, or approximately $75 million, of its $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock (Series B Preferred Stock). On May 1, 1997, 99.7% of the Series A Preferred Stock shares were converted into 1,376,742 shares of common stock and the remaining shares were redeemed at $52.25 per share plus accrued and unpaid dividends at a cost of approximately $45,000; additionally, 99.7% of the Series B Preferred Stock shares were converted into 7,474,377 shares of common stock and the remaining shares were redeemed at $52.54 per share plus accrued and unpaid dividends at a cost of approximately $268,000.

     On May 1, 1997, the Company called for redemption of the remaining outstanding 1,520,000 shares, or approximately $80 million, of its Series B Preferred Stock. The redemption date on this call is June 19, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1996 Form 10-K.


RESULTS OF OPERATIONS

Comparison of three months ended March 31, 1997 and 1996
--------------------------------------------------------

Income-Producing Properties
---------------------------

     Rental revenue and property operating costs for the Company's income-producing properties are summarized below:

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                               1997        1996    Difference
                                               ----        ----    ----------
                                                      (in thousands)

                                                        REVENUES
                                                        --------

Industrial buildings ....................    $15,591    $13,319    $ 2,272

Office buildings ........................      7,075      7,202       (127)

Retail buildings ........................      3,456      3,111        345

Land development ........................      2,767      2,454        313

Land leases .............................      1,916      1,948        (32)
                                             -------    -------    -------
                                             $30,805    $28,034    $ 2,771
                                             =======    =======    =======


                                                PROPERTY OPERATING COSTS
                                                ------------------------

Industrial buildings ....................    $ 3,267    $ 3,082    $   185

Office buildings ........................      2,879      2,852         27

Retail buildings ........................        957      1,020        (63)

Land development ........................      1,719      1,660         59

Land leases .............................        234        373       (139)
                                             -------    -------    -------
                                             $ 9,056    $ 8,987    $    69
                                             =======    =======    =======

     Building square footage owned, leased, and percentage of occupancy for industrial, office, retail, and land development are as follows:


                                                         MARCH 31,
                                                         ---------
                                                 1997                1996
                                                 ----                ----
                                                 (in thousands, except
                                                       percentages)

   Industrial buildings
      Square feet owned ............           12,821              11,424
      Square feet leased ...........           12,370              11,158
      Percent leased ...............            96.5%               97.7%
   Office buildings
      Square feet owned ............            1,683               1,682
      Square feet leased ...........            1,477               1,519
      Percent leased ...............            87.8%               90.3%
  Retail buildings
      Square feet owned ............              928                 928
      Square feet leased ...........              837                 865
      Percent leased ...............            90.2%               93.2%
  Land development
      Square feet owned ............            1,143               1,240
      Square feet leased ...........            1,124               1,133
      Percent leased ...............            98.3%               91.4%
   Total
      Square feet owned ............           16,575              15,274
      Square feet leased ...........           15,808              14,675
      Percent leased ...............            95.4%               96.1%


     Of the increase in revenue from industrial buildings, approximately $1.5 million was attributable to base rent for nine new buildings totaling approximately 1.4 million square feet that were added to the portfolio during the last twelve months, approximately $.5 million was attributable to higher tenant pass-through charges associated with the new construction and higher operating costs, and approximately $.3 million was a result of increases in rental rates under existing leases. Property operating costs for the industrial portfolio increased by approximately $.2 million primarily because of the increase in property taxes associated with the new buildings.

     Rental revenue for the Company's office portfolio declined in the first three months of 1997, compared to the first three months of 1996, primarily because of a decline in occupancy. The decline in occupancy was partially offset by higher rental rates in the first three months of 1997 compared to the first three months of 1996 because of an increase in market rents.

     Rental revenue for the Company's retail portfolio increased approximately $.3 million because of an increase in tenant pass-through charges. The decrease in property operating costs for the retail buildings was primarily due to a reduction in property assessments at the East Baybridge shopping center.

     The increase in revenue and costs from land development resulted from higher occupancies at these properties.

     The decrease in revenues and expenses from land leases between the first three months of 1996 and the first three months of 1997 is primarily because of the sale of a land lease in mid-1996.

     Income-producing joint venture earnings increased by $.5 million because of higher room rates and revenues in a hotel joint venture, higher occupancy in an office building joint venture, and lower interest expense in an apartment building joint venture.

Development Activities and Fee Services
---------------------------------------

     The increase in development property sales in the first three months of 1997 compared to the first three months of 1996 is attributable to the fact that there were no sales of development property in the first quarter of 1996.

     The activity in the Company's sales of development property is summarized as follows:


                                        THREE MONTHS ENDED MARCH 31,
                                        ----------------------------
                                    1997            1996         Difference
                                    ----            ----         ----------
                                                (in thousands)

     Sales ....................... $ 3,652        $   --         $ 3,652
     Cost of sales ...............   3,168            --           3,168
                                   -------        ------         -------
          Gain ................... $   484        $   --         $   484
                                   =======        ======         =======


     Following is a summary of development property sales under contract but not closed:

                                                 MARCH 31,     DECEMBER 31,
                                                   1997            1996
                                                   ----            ----
                                                     (in thousands)

       Commercial .......................       $ 13,157        $    --
                                                ========        =======
       Residential ......................
             Joint venture (A)(1) .......       $ 33,540        $   343
                                                ========        =======
             Managed (A)(2) .............       $ 16,052        $ 8,667
                                                ========        =======



(A) The amounts shown are 100% of the gross sales price.
(1) The Company is entitled to receive 50% of the net profits from these joint ventures
(2) The Company receives a fee based on the sales of these units, which averages 5% of revenues


     Development and management fee income (net) increased by $.3 million. This increase was primarily from an increase in management fees from management contracts signed in January 1996, and higher development fees from the Metropolitan Water District construction project offset by lower residential joint venture management fees.

     Equity in earnings of development joint ventures increased by $141,000 in the first three months of 1997 compared to the first three months of 1996. The increase is primarily attributable to the acquisition of The Akins

Company, now called Catellus Residential Group ("CRG") in March 1996. No equity in earnings of development joint ventures was recorded for CRG in the first quarter of 1996.

     The reduction in losses from land holding costs, (net) is primarily attributable to a reduction in property taxes of "for sale properties" as a result of property sales, and property tax refunds. Additional factors were a reduction in operating and maintenance costs and overhead costs.

Other Items on the Statement of Operations
------------------------------------------

     Interest expense was $1.1 million lower in the first three months of 1997 compared to the first three months of 1996 primarily as a result of the increase in capitalized interest.

         Following is a summary of interest costs:

                                               THREE MONTHS ENDED
                                                   MARCH 31,
                                                  ---------
                                              1997          1996
                                              ----          ----
                                                (in thousands)

  Total interest costs .............        $ 11,274      $ 11,204
  Interest capitalized..............          (1,480)         (265)
                                            --------      --------
                                               9,794        10,939
  Interest expensed ................           (190)          (409)
                                            --------      --------
  Interest income ..................        $  9,604      $ 10,530
                                            ========      ========

     General and administrative expense increased by $.6 million primarily because of higher staffing levels associated with increased operating and development activities.

     The increase from 1996 to 1997 in the Company's gain on sales of non-strategic land and other assets is summarized as follows

                                    THREE MONTHS ENDED MARCH 31,
                                    ----------------------------
                                1997           1996         Difference
                                ----           ----         ----------
                                           (in thousands)

Sales .....................   $ 7,481        $ 6,220        $ 1,261
Cost of sales .............     3,841          3,133            708
                              -------        -------        -------
     Gain .................   $ 3,640        $ 3,087        $   553
                              =======        =======        =======


     Following is a summary of non-strategic land and other asset sales under contract but not closed:

                                                 MARCH 31,     DECEMBER 31,
                                                    1997           1996
                                                -------------  -------------
                                                      (in thousands)

Non-strategic land and other assets ........    $ 33,691          $ 6,089
                                                ========          =======


     Litigation and environmental, (net) decreased $.9 million between 1997 and 1996. The income in 1996 represented proceeds resulting from the settlement of litigation in an environmental matter in favor of the Company. No similar recoveries were made in 1997.

     Other, net increased by $.2 million as a result of a combination of factors, the most significant of which was an increase in insurance recoveries offset by lower interest income.

Variability in results
----------------------

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

Preferred Stock
---------------

     The Company completed a series of preferred stock calls during 1996 and the first three months of 1997. The result has been a significant reduction in the dividend requirement between the first three months of 1997 compared to the first three months of 1996. The following is a summary of the calls completed and issued in 1997:
- In December 1996, the Company called for redemption of approximately $25 million of its $3.75 Cumulative Convertible Series A Preferred Stock (Series A Preferred Stock). In January 1997, of the 475,000 preferred shares called, 471,730 shares were converted into 2,603,168 common shares and 3,270 shares were redeemed at $52.625 per share plus accrued and unpaid dividends at a cost of approximately $175,000.
- On February 5, 1997, the Company called for redemption of approximately $90 million of its Series A Preferred Stock. On March 24, 1997, of the 1,720,000 preferred shares called, 1,715,837 shares were converted into 9,469,015 common shares and the remaining shares were redeemed at $52.25 per share plus accrued and unpaid dividends at a cost of approximately $220,000.
- On March 24, 1997, the Company called for redemption of the remaining outstanding 250,000 shares, or approximately $13 million, of its Series A Preferred Stock and 1,470,000 shares, or approximately $75 million, of its $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock (Series B Preferred Stock). The redemption date was May 1, 1997. The results were the conversion of 99.7% of the Series A Preferred Stock shares into 1,376,742 shares of common stock and the redemption of the remaining shares at $52.25 per share plus accrued and unpaid dividends at a cost of approximately $45,000; additionally, 99.7% of the Series B Preferred Stock shares were converted into 7,474,377 shares of common stock and the remaining shares were redeemed at $52.54 per share plus accrued and unpaid dividends at a cost of approximately $268,000.
- On May 1, 1997, the Company called for redemption of the remaining outstanding 1,520,000 shares, or approximately $80 million, of its Series B Preferred Stock. The redemption date on this call is June 19, 1997.

     Upon completion of the May 1, 1997 call, the Company will have no remaining outstanding preferred stock and, accordingly, will have eliminated its preferred dividend requirement.

Earnings Before Depreciation and Deferred Taxes
-----------------------------------------------

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

     Depreciation, amortization and deferred income taxes are excluded from EBDDT as they represent non-cash charges. Gains on the sale of non-strategic land and other assets represent non-operating, unusual and/or nonrecurring items and are therefore excluded from EBDDT. EBDDT is reconciled to net earnings
(loss) in the quarter to quarter comparison of Earnings Before Depreciation and Deferred Taxes from Operations and Net Earnings (Loss) as follows:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                      ---------
                                                                1997            1996
                                                                ----            ----
                                                                   (in thousands)
NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCKHOLDERS        $  3,756         $ (4,239)
     Depreciation and amortization ..................           7,476            7,672
     Deferred income taxes ..........................           2,971            1,175
     Gain on non-strategic land and other asset sales          (3,640)          (3,087)
                                                             --------         --------
EARNINGS BEFORE DEPRECIATION AND DEFERRED TAXES .....        $ 10,563         $  1,521
                                                             ========         ========

EARNINGS BEFORE DEPRECIATION AND DEFERRED TAXES
     PER SHARE OF COMMON STOCK ......................        $   0.13         $   0.02
                                                             ========         ========
AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING .............................        $ 79,776         $ 73,254
                                                             ========         ========

     The increase in EBDDT in the first three months of 1997 compared to the first three months of 1996 was primarily due to improved results from the Company's income-producing properties and the reduction in preferred stock dividends as a result of the redemption and conversion of preferred shares to common shares.


LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities
-----------------------------------

     Cash provided by operating activities reflected in the statement of cash flows in the first three months of 1997 and 1996 were $5.6 million and $13.9 million, respectively. The lower level in 1997 was primarily attributable to higher capital expenditures for residential development property.

Cash flow from investing activities
-----------------------------------

     Net cash flow used in investing activities reflected in the statement of cash flows increased $13.9 million from 1996 to 1997. The increase in 1997 is primarily attributable to an increase in capital expenditures. Capital expenditures totaling $23.1 million and $6.2 million in the first three months of 1997 and 1996 include capitalized interest and property taxes totaling $3.6 million and $1.9 million, respectively. Net cash used in investing activities included the following capital expenditures:

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                             ---------
                                                         1997          1996
                                                         ----          ----
                                                           (in thousands)

  Construction and building improvements ........     $ 15,136       $ 5,371
  Acquisitions ..................................           --           --
  Predevelopment ................................        1,976           663
  Infrastructure and other ......................        2,280        (1,640)
  Capitalized interest and property taxes .......        3,722         1,853
                                                      --------       -------
                                                      $ 23,114       $ 6,247
                                                      ========       =======


     Industrial development activity is summarized below:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                              ---------
                                                        1997            1996
                                                        ----            ----
                                                           (in square feet)
Construction and completion
    Under construction, beginning of period ....       2,286,961       641,128
    Construction starts ........................          43,000       345,397
    Completion .................................        (308,761)           --
                                                       ---------       -------
    Under construction, end of period ..........       2,021,200       986,525
                                                       =========       =======

         Predevelopment relates to entitlements of the major mixed-use projects which are primarily Mission Bay and Pacific Commons in Fremont. Significant developments during the first quarter include:
     - In March 1997 the University of California Board of Regents entered into an agreement to negotiate exclusively with the Company for a two-month period to locate the proposed expansion of the University of California at San Francisco (UCSF) in Mission Bay. The negotiations are ongoing for a conditional agreement with UCSF regarding a transfer of land to the University for a new campus.
     - The Company is continuing its discussions with the City of Fremont and various federal, state and local agencies to address the impact of the approved Pacific Commons development on wetlands and special status species. It is anticipated that a determination of the amount of property available for development in 1997 (and the associated mitigation requirements) will be reached in the next few months. Discussions to determine the mitigation requirements for the remainder of the property are ongoing; however, it is too early in the process to estimate accurately the time required to reach agreement on the mitigation package or the impact on the development of the remainder of the property.

Cash flow from financing activities
-----------------------------------

     Net cash provided by financing activities reflected in the statement of cash flows for the first three months of 1997 was $6.4 million compared to $11.0 million in cash used in financing activities for the first three months of 1996. The amount for 1997 is primarily from net borrowings of $13.5 million offset by $4.6 million of preferred stock dividends paid and $2.9 million in contributions to joint ventures. The 1996 amount reflects borrowing and repayment activity relating to operating properties (including principal amortization) and preferred stock dividends paid.

     As of March 31, 1997, the Company had total outstanding debt of $510.3 million, of which 69.4% was non-recourse to the Company and secured by certain property of the Company, 30.5% was recourse to the

Company and also secured by certain property, and 0.1% was unsecured. During the next twelve months, $26.0 million of debt matures, consisting of construction financing, term loans or first mortgage loans. All maturing debt is expected to be repaid upon sale of the property securing it, extended, refinanced or repaid.

Capital commitments
-------------------

     As of March 31, 1997, the Company had approximately $25 million in capital expenditure commitments. These commitments are primarily to fund the construction of industrial development projects, predevelopment costs and re-leasing costs. See comments below regarding the sources of funding for capital requirements.

Cash balances, available borrowings and capital resources
---------------------------------------------------------

     As of March 31, 1997, cash and cash equivalents totaled $14.6 million. In addition, the Company had available $112.9 million under its secured revolving credit facilities, $1.9 million under its development construction facilities, $20.1 million under its residential construction facilities, and a commitment for a $25 million unsecured line of credit.

     The Company's short- and long-term liquidity and capital resources requirements will essentially be provided from three sources: ongoing operating income from rental properties, proceeds from development, non-strategic and other asset sales, and fee services income. As noted above, a secured revolving line of credit, an unsecured line of credit, a construction line of credit, and residential construction loan facilities are available to the Company for meeting liquidity requirements. Additionally, the Company will use third-party borrowing for development projects to the extent practical.


ENVIRONMENTAL MATTERS

     Many of the Company's properties are in urban and industrial areas and may have been leased to or previously owned by commercial and industrial tenants that may have discharged hazardous materials. The Company incurs on-going environmental remediation costs, including clean-up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean-up, litigation defense and the pursuit of responsible third parties. Such costs incurred in connection with operating properties and properties previously sold are expensed. As of March 31, 1997, management has provided a reserve of $13.4 million for such costs. These costs are expected to be incurred over an estimated ten-year period, with a substantial portion incurred over the next five years.

     Environmental costs incurred for properties to be sold are deferred and will be charged to cost of sales when the properties are sold. Such costs relating to undeveloped properties are capitalized as part of development costs. At March 31, 1997, the Company's estimate of its potential liability for identified environmental costs relating to properties to be developed or sold ranged from $14 million to $38.6 million. These costs generally will be capitalized as they are incurred over the course of the estimated development period of approximately 20 years. Environmental costs capitalized for the first three months of 1997 and 1996 totaled $.2 million and $.3 million, respectively.

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

         For discussions identifying other important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see the Company's Securities and Exchange Commission filings, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q and the Company's Form 10-K for the year ended December 31, 1996, Note 6 to the Consolidated Financial Statements included in this Form 10-Q and Note 15 to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1996. The Company cautions that the foregoing list of risk factors is not exclusive. Further, the Company does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of the Company.

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



                        CATELLUS DEVELOPMENT CORPORATION




Date:                         By:  /s/ Stephen P. Wallace
         ------------------        ------------------------
                                   Stephen P. Wallace
                                   Senior Vice President and
                                   Chief Financial Officer






Date:                          By: /s/ Paul A. Lockie
         ------------------        --------------------
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