Form 10-Q
period 1997-06-30
CATELLUS DEVELOPMENT CORP
filed 1997-08-14
CIK 865937

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                           -------------------------

                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


      For the quarter ended June 30, 1997  Commission file number 0-18694


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

     As of July 28, 1997, there were 106,345,567 issued and outstanding shares of the registrant's common stock, $.01 par value per share.


================================================================================

                         CATELLUS DEVELOPMENT CORPORATION

                                      INDEX

                                                                                                       PAGE NO.

PART I.  FINANCIAL INFORMATION
      Item 1. Financial Statements (Unaudited)
              Consolidated Balance Sheet as of June 30, 1997 and December 31, 1996............          2
              Consolidated Statement of Operations for the three months and six months ended
               June 30, 1997 and 1996.........................................................          3
              Consolidated Statement of Cash Flows for the six months ended
               June 30, 1997 and 1996.........................................................          4
              Notes to Consolidated Financial Statements......................................          5

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................................          8

PART II.  OTHER INFORMATION...................................................................          21

SIGNATURES....................................................................................          22


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

                       CATELLUS DEVELOPMENT CORPORATION
                          CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)


                                                                          June 30,          December 31,
                                                                            1997                1996
                                                                       ------------       ------------
                                                                                 (Unaudited)
Assets
     Properties...............................................         $  1,287,613       $  1,235,440
     Less accumulated depreciation............................             (222,278)          (211,338)
                                                                       ------------       ------------
                                                                          1,065,335          1,024,102

     Other assets and deferred charges......................                 50,284             50,547
     Notes receivable.......................................                  8,461             11,924
     Accounts receivable, less allowance...................                  11,659             12,965
     Restricted cash........................................                 11,902                 --
     Cash and cash equivalents..............................                 18,608             23,580
                                                                       ------------       ------------
                    Total...................................           $  1,166,249       $  1,123,118
                                                                       ============       ============

 Liabilities and stockholders' equitY
     Mortgage and other debt................................           $    541,463       $    496,742
     Accounts payable and accrued expenses..................                 41,760             54,178
     Deferred credits and other liabilities.................                 35,949             43,007
     Deferred income taxes..................................                113,016            106,738
                                                                       ------------       ------------
                    Total liabilities.......................                732,188            700,665
                                                                       ------------       ------------

     Commitments and contingencies (Note 7)

     Stockholders' equity
     Preferred stock........................................                     --            274,428
     Common stock - 106,332,238 and 77,028,099 shares issued
            at June 30, 1997 and December 31, 1996..........                  1,063                770
     Paid-in capital........................................                472,658            197,709
     Accumulated deficit....................................                (39,660)           (50,454)
                                                                       ------------       ------------
                    Total stockholders' equity..............                434,061            422,453
                                                                       ------------       ------------
                    Total...................................           $  1,166,249       $  1,123,118
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

                                                 CATELLUS DEVELOPMENT CORPORATION
                                               CONSOLIDATED STATEMENT OF OPERATIONS
                                               (in thousands, except per share data)

                                                                          Three months ended      Six months ended
                                                                               June 30,               June 30,
                                                                        =====================     ====================
                                                                           1997       1996          1997        1996
                                                                        ---------   ---------     ---------  ---------
                                                                               (Unaudited)            (Unaudited)

Income producing properties
    Rental revenue..............................................        $  31,421   $  29,380     $  62,226  $  57,414
    Property operating costs....................................          (10,045)     (9,928)      (19,101)   (18,915)
    Equity in earnings of joint ventures........................            2,884       1,819         4,867      3,292
                                                                        ---------    --------     ---------  ---------
                                                                           24,260      21,271        47,992     41,791
                                                                        ---------    --------     ---------  ---------
 Development activities and fee services
    Gain on development property sales..........................            3,154       6,568         3,638      6,568
    Development and management fee income, net..................            1,435         410         2,154        813
    Equity in earnings of joint ventures........................            1,167          37         1,225        (46)
    Land holding costs, net.....................................             (169)       (745)         (342)    (1,805)
                                                                        ---------    --------     ---------  ---------
                                                                            5,587       6,270         6,675      5,530
                                                                        ---------    --------     ---------  ---------
Interest expense................................................          (10,205)    (10,841)      (19,999)   (21,780)
Depreciation and amortization...................................           (7,723)     (7,432)      (15,199)   (15,104)
General and administrative expense..............................           (2,701)     (1,997)       (5,316)    (4,057)
Gain on non-strategic land and other property sales.............              418       7,358         4,058     10,445
Litigation and environmental costs, net                                        --          --            42        900
Other, net......................................................              (45)        265           (45)        64
                                                                        ---------    --------     ---------  ---------

Earnings before income taxes....................................            9,591      14,894        18,208     17,789

Income tax expense..............................................           (3,906)     (6,077)       (7,414)    (7,258)
                                                                        ---------    --------     ---------  ---------
    Net earnings................................................            5,685       8,817        10,794     10,531

       Preferred stock dividends                                              --       (5,953)       (1,353)   (11,906)
                                                                         --------    --------     ---------  ---------
    Net earnings(loss) applicable to common stockholders........         $  5,685    $  2,864     $   9,441  $  (1,375)
                                                                         ========    ========     =========  =========
    Net earnings (loss) per share of common stock...............         $   0.06    $   0.04     $    0.10  $   (0.02)
                                                                         ========    ========     =========  =========
    Average number of common shares outstanding.................          100,327      74,501        91,493     73,877
                                                                         ========    ========     =========  =========

                See notes to consolidated financial statements.


                                                 CATELLUS DEVELOPMENT CORPORATION
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         (In thousands)

                                                                                             Six Months Ended
                                                                                                June 30,
                                                                                        -------------------------
                                                                                           1997           1996
                                                                                        ----------    ----------
Cash flows from operating activities:                                                          (Unaudited)
  Net earnings.......................................................                   $   10,794    $   10,531
  Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization.................................                       15,199        15,104
       Deferred income taxes.........................................                        6,278         6,953
       Amortization of deferred loan fees and other costs............                        1,536         1,635
       Equity in earnings of joint ventures..........................                       (6,092)       (3,246)
       Operating distributions from joint ventures...................                        4,895         3,704
       Cost of development properties sold...........................                       23,429        13,913
       Cost of non-strategic land sold...............................                        2,601        11,329
       Gain on sales of other property...............................                       (1,600)       (4,706)
       Expenditures for development properties.......................                      (20,806)       (6,663)
       Other, net....................................................                        1,839         2,386
       Change in operating assets and liabilities....................                       (1,344)       (2,803)
                                                                                        ----------    ----------
Net cash provided by operating activities...............................                    36,729        48,137
                                                                                        ----------    ----------
Cash flows from investing activities:
  Capital expenditures..................................................                   (54,951)      (19,939)
  Tenant improvements...................................................                    (3,737)       (2,163)
  Net proceeds from sale of other property..............................                     2,623         7,459
  Contributions to joint ventures.......................................                   (11,295)           --
  Restricted cash for future investment.................................                   (11,902)           --
                                                                                        ----------    ----------
Net cash used in investing activities...................................                   (79,262)      (14,643)
                                                                                        ----------    ----------
Cash flows from financing activities:
  Borrowings............................................................                    72,128        13,655
  Repayment of borrowings...............................................                   (26,548)      (45,141)
  Dividends paid........................................................                    (5,975)      (11,906)
  Redemption of preferred stock.........................................                      (471)           --
  Distributions to minority partners....................................                    (3,771)           --
  Proceeds from issuance of common stock................................                     2,198            46
                                                                                        ----------    ----------
Net cash provided by (used in) financing activities.....................                    37,561       (43,346)
                                                                                        -----------   ----------
Net decrease in cash and cash equivalents                                                   (4,972)       (9,852)
Cash and cash equivalents at beginning of period........................                    23,580        27,743
                                                                                        ----------    ----------
Cash and cash equivalents at end of period..............................                $   18,608    $   17,891
                                                                                        ==========    ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
       Interest (net of amount capitalized)..............................               $   18,379    $   20,324
       Income taxes......................................................               $      647    $      355

                See notes to consolidated financial statements.

                       CATELLUS DEVELOPMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

NOTE 1.  DESCRIPTION OF BUSINESS

          Catellus Development Corporation (the Company) is a diversified real estate operating company that manages and develops real estate for its own account and others. The Company's portfolio of industrial, residential, retail and office projects, undeveloped land, and joint venture interests are located in major markets in California and 10 other states.

NOTE 2.  INTERIM FINANCIAL DATA

          The accompanying consolidated financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Certain prior period financial data has been reclassified to conform with the current period presentation.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement 128). Statement 128 is effective for financial statements issued after December 15, 1997 and simplifies the current standards for computing earnings per share. The Company anticipates that adoption of Statement 128 will not result in disclosures that are materially different than those contained in this quarterly report. The Company plans to adopt Statement 128 in the fourth quarter of 1997.

          During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and No. 131, "Segment Reporting". Both standards are effective for fiscal years beginning after December 15, 1997. The Company plans to adopt these standards in the first quarter of 1998 and does not expect that they will have a material effect on its financial position or results of operations.

NOTE 3.  CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

     The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Restricted cash at June 30, 1997 represents proceeds from a June 1997 development property sale. The restricted cash is being held in a separate cash account at a title company in order to preserve the Company's options of reinvesting the proceeds on a tax deferred basis.

NOTE 4.  EARNINGS PER SHARE

     Net earnings (loss) per share of common stock is computed by dividing net earnings (loss), after reduction for preferred stock dividends, by the weighted average number of shares of common stock equivalents outstanding during the period. Fully diluted earnings per share amounts have not been presented because assumed conversion of the Series A and Series B preferred stock would be anti-dilutive for all relevant periods. Net earnings per share of common stock would have been $0.05 and $0.10 for the three and six month periods ended June 30, 1997 had the conversions discussed in Note 8 occurred at the beginning of each period.

NOTE 5.  MORTGAGE AND OTHER DEBT

     Mortgage and other debt at June 30, 1997 and December 31, 1996 is summarized as follows (in thousands):

                                                                                            June 30,          December 31,
                                                                                              1997               1996
                                                                                        ------------       -------------
First mortgage loan - Prudential...............................................         $    254,690       $     259,063
Secured revolving credit line..................................................              160,100             118,600
First mortgage loans...........................................................               66,563              67,249
Residential construction loans.................................................               22,624              10,105
Assessment district bonds......................................................               19,854              21,012
Term loan - secured............................................................                9,000               9,000
Construction loans - secured...................................................                7,612               5,028
Secured promissory note........................................................                    -               6,160
Other loans....................................................................                1,020                 525
                                                                                        ------------       -------------
   Total mortgage and other debt...............................................         $    541,463       $     496,742
                                                                                        ============       =============
Due in one year................................................................         $     40,046       $      24,221
                                                                                        ============       =============

     Interest costs relating to mortgage and other debt for the three and six month periods ended June 30, 1997 and 1996 are summarized as follows (in thousands):

                                                       Three Months Ended                        Six Months Ended
                                                            June 30,                                 June 30,
                                                ---------------------------------       -------------------------------
                                                     1997               1996                 1997             1996
                                                --------------     --------------       --------------    -------------
Total interest incurred......................     $     11,331       $     11,140       $       22,605    $      22,344
Interest capitalized.........................           (1,126)              (299)              (2,606)            (564)
                                                  ------------       ------------       --------------    -------------
     Interest expensed.......................     $     10,205       $     10,841       $       19,999    $      21,780
                                                  ============       ============       ==============    =============

NOTE 6.  PROPERTIES

     Net book value by property type at June 30, 1997 and December 31, 1996 consisted of the following (in thousands):

                                                                                          June 30,         December 31,
                                                                                            1997               1996
                                                                                        ------------      ------------
Income-producing properties:
   Industrial buildings.............................................................     $   314,822      $    291,608
   Office buildings.................................................................         105,498           108,184
   Retail buildings.................................................................          83,315            86,070
   Land development.................................................................         335,534           323,134
   Land leases......................................................................           8,309             6,627
                                                                                         -----------      ------------
                                                                                             847,478           815,623
                                                                                         -----------      ------------
Land holdings:
   Developable properties...........................................................         198,292           200,624
   Natural resources................................................................           2,992             2,299
   Properties held for sale.........................................................          35,373            37,223
                                                                                         -----------      ------------
                                                                                             236,657           240,146
                                                                                         -----------      ------------
   Other (including proportionate share of joint venture's
    net deficits of $29,321 and $41,058)............................................         (18,800)          (31,667)
                                                                                         -----------      ------------
                                                                                         $ 1,065,335      $  1,024,102
                                                                                         ===========      ============

NOTE 7.  COMMITMENTS AND CONTINGENCIES

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

     At June 30, 1997, management estimates that future costs for remediation of identified or suspected environmental contamination on operating properties and properties previously sold approximate $13.2 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next ten years with a substantial portion incurred over the next five years. Management also estimates that similar costs relating to the Company's properties to be developed or sold may range from $12.6 million to $38.6 million. These amounts will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years, or will be deferred and charged to cost of sales when the properties are sold. The Company's estimates were developed based on extensive reviews which took place over several years based upon then prevailing law and identified site conditions. Because of the breadth of its portfolio, the Company is unable to review each property extensively on a regular basis. Also, such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies and the availability of other parties to pay some or all of such costs.

NOTE 8.   PREFERRED STOCK CONVERSION/REDEMPTION

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

     On February 5, 1997, the Company called for redemption of approximately $90 million of its Series A Preferred Stock. In March 1997, of the 1,720,000 preferred shares called, 1,715,837 shares were converted into 9,469,015 common shares and the remaining shares were redeemed at $52.25 per share plus accrued and unpaid dividends at a cost of approximately $220,000.

     On March 24, 1997, the Company called for redemption of the remaining outstanding 250,000 shares, or approximately $13 million, of its Series A Preferred Stock and 1,470,000 shares, or approximately $75 million, of its $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock (Series B Preferred Stock). In May 1997, 99.7% of the Series A Preferred Stock shares were converted into 1,376,742 shares of common stock and the remaining shares were redeemed at $52.25 per share plus accrued and unpaid dividends at a cost of approximately $45,000; additionally, the Series B Preferred Stock shares were converted into approximately 7,500,000 shares of common stock.

     On May 1, 1997, the Company called for redemption of the remaining outstanding 1,521,000 shares, or approximately $80 million, of its Series B Preferred Stock. In June 1997, all of the remaining Series B Preferred Stock shares were converted into 7,758,201 shares of common stock.

     With the completion of the May 1, 1997 call, the Company has no remaining outstanding preferred stock.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1996 Form 10-K.


Results of Operations

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Income-Producing Properties
---------------------------

       Rental revenue and property operating costs for the Company's income-producing properties are summarized below:

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                              ---------------------------------------
                                                                                  1997         1996       DIFFERENCE
                                                                              ----------   -----------  -------------
                                                                                            (in thousands)

                                                                                              REVENUES
                                                                              ----------------------------------------
  Industrial buildings..........................................              $  31,841     $   27,092     $     4,749
  Office buildings..............................................                 14,142         14,505            (363)
  Retail buildings..............................................                  6,656          6,763            (107)
  Land development..............................................                  5,630          5,030             600
  Land leases...................................................                  3,957          4,024             (67)
                                                                              ---------     ----------     -----------
                                                                              $  62,226     $   57,414     $     4,812
                                                                              =========     ==========     ===========

                                                                                       PROPERTY OPERATING COSTS
                                                                              ----------------------------------------

  Industrial buildings..........................................              $   7,019     $    6,649      $      370
  Office buildings..............................................                  6,139          5,883             256
  Retail buildings..............................................                  1,925          2,308            (383)
  Land development..............................................                  3,558          3,462              96
  Land leases...................................................                    460            613            (153)
                                                                              ---------     ----------      ----------
                                                                               $ 19,101     $   18,915       $     186
                                                                              =========     ==========      ==========

     Building square footage owned, leased and percentage of occupancy data are as follows:

                                                                                              JUNE 30,
                                                                              ----------------------------------------
                                                                                  1997                        1996
                                                                              --------------              ------------
                                                                               (in thousands, except percentages)

Industrial buildings
  Square feet owned.................................................           13,361                      11,625
  Square feet leased................................................           12,958                      11,288
  Percent leased....................................................            97.0%                       97.1%
Office buildings
  Square feet owned.................................................            1,619                       1,682
  Square feet leased................................................            1,439                       1,532
  Percent leased....................................................            88.9%                       91.1%
Retail buildings
  Square feet owned.................................................              928                         928
  Square feet leased................................................              829                         868
  Percent leased....................................................            89.3%                       93.5%
Land development
  Square feet owned.................................................            1,230                       1,240
  Square feet leased................................................            1,177                       1,093
  Percent leased....................................................            95.7%                       88.1%
Total
  Square feet owned.................................................           17,138                      15,475
  Square feet leased................................................           16,403                      14,781
  Percent leased....................................................            95.7%                       95.5%



     The increase in revenue from industrial buildings is primarily attributable to the addition of eleven new buildings totaling approximately 1.9 million square feet that were added to the portfolio since July 1996. Approximately $3.5 million of the increase was attributable to base rents for the new buildings, approximately $.5 million was attributable to higher tenant pass-through charges associated with the new construction and approximately $0.7 million was a result of increases in rental rates and tenant pass-through charges under existing leases. Property operating costs for the industrial portfolio increased by approximately $.4 million primarily because of the increase in property taxes associated with both the new buildings and existing properties.

     Rental revenue for the Company's office portfolio declined by $.4 million in 1997, compared to 1996, primarily because of a slight decline in occupancy. The decline in occupancy was partially offset by higher rental rates in 1997. Operating costs for office buildings increased primarily as a result of increased utility costs and increased property taxes.

     Rental revenue for the Company's retail portfolio decreased approximately $.1 million in 1997 primarily as a result of a decrease in occupancy and a decline in other revenues. The decrease in property operating costs for the retail buildings was primarily due to a reduction in property tax assessments.

     The increase in revenue and costs from land development resulted from higher occupancies at these properties.

     The decrease in revenues and expenses from land leases between 1996 and 1997 is primarily attributable to the sale of a land lease in mid-1996.

     Income-producing joint venture earnings increased by $1.6 million because of higher occupancies and room rates in certain hotel joint ventures and higher occupancy and lower interest expenses for an apartment building joint venture.

Development Activities and Fee Services
---------------------------------------

     Gain on development property sales decreased in 1997, compared to 1996, as a result of the higher cost basis and resulting lower profit margin of the properties sold in the first six months of 1997 (see further comments regarding gross margins in Variability in Results on page 16).

     The activity in the Company's sales of development property is summarized as follows:


                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                              -----------------------------------------------------
                                                                                   1997             1996               DIFFERENCE
                                                                              -------------     ------------         --------------
                                                                                                 (in thousands)
Commercial sales:
Sales.......................................................................      $  15,516        $  20,678            $   (5,162)
Cost of sales...............................................................         13,010           14,110                (1,100)
                                                                                  ---------        ---------             ---------
        Gain................................................................          2,506            6,568                (4,062)
                                                                                  ---------        ---------             ---------

Residential Sales:
Sales.......................................................................         18,417               --                18,417
Cost of sales...............................................................         17,285               --                17,285
                                                                                  ---------        ---------             ---------
        Gain................................................................          1,132               --                 1,132
                                                                                  ---------        ---------             ---------
TOTAL GAIN ON DEVELOPMENT PROPERTY SALES....................................      $   3,638        $   6,568             $  (2,930)
                                                                                  =========        =========             =========


     The gain from commercial sales in 1997 reflects the $12 million sale of a 279,000-square-foot industrial building in La Mirada, California. The gain from commercial sales in 1996 reflects the $13.2 million sale of a four-acre parcel at Los Angeles Union Station to the Metropolitan Water District.

     Residential sales in 1997 are from the Catellus Residential Group ("CRG"). There were no residential sales for the six months ended June 30, 1996.

  Following is a summary of development property sales under contract but not closed:

                                                                                          June 30,                December 31,
                                                                                            1997                     1996
                                                                                       --------------            --------------
                                                                                                     (in thousands)
Commercial..................................................................             $   2,741                 $      --
                                                                                         ==========                ==========
Residential (lot and unit sales)
       Joint venture projects (A)(1) .......................................             $   30,952                $  21,901
                                                                                         ==========                =========
       Management projects (A)(2)...........................................             $   22,325                $  10,878
                                                                                         ==========                =========

(A)  The amounts shown are 100% of the gross sales price.
(1) The Company is entitled to receive 50% of the net profits from these joint ventures.
(2) The Company receives a fee based on the sales of these units, which averages 5% of revenues.


  Development and management fee income, net increased by $1.3 million in 1997 compared to 1996. This increase was primarily from an increase in management fees from the management contracts signed in January 1996 and higher development fees from the construction project at Los Angeles Union Station that began in June 1996, partially offset by lower residential joint venture management fees.

  Equity in earnings of development joint ventures increased by $1.3 million in 1997 compared to 1996. The increase is primarily attributable to the joint venture earnings from CRG, which was acquired in March 1996, and a property sale from another joint venture.

  The reduction in losses from land holding costs, net between 1997 and 1996 is primarily attributable to sales of properties, a reduction in property taxes of "for sale properties" and property tax refunds.

Other Items on the Statement of Operations
------------------------------------------

  Interest expense was $1.8 million lower in 1997 primarily as a result of an increase in capitalized interest related to higher development activity in 1997 and lower mortgage debt.

  Following is a summary of interest costs:


                                                                            Six Months Ended June 30,
                                                                 -----------------------------------------------
                                                                     1997            1996            Difference
                                                                 -----------      -----------       ------------
                                                                                  (in thousands)
Total interest costs.............................................    $22,605         $22,344          $   261
Interest capitalized.............................................     (2,606)           (564)          (2,042)
                                                                     -------         -------          -------
Interest expensed................................................     19,999          21,780           (1,781)
Interest income..................................................       (406)           (765)             359
                                                                     -------         -------          -------
                                                                     $19,593         $21,015          $(1,422)
                                                                     =======         =======          ========


  General and administrative expense increased by $1.3 million in 1997, compared to 1996, primarily because of higher staffing levels associated with increased operating and development activities.

     The decrease from 1996 to 1997 in the Company's gain on sales of non-strategic land and other property is summarized as follows (see further comments regarding gross margin in Variability in Results section on page 16):


                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                      ----------------------------------------------
                                                                          1997              1996          DIFFERENCE
                                                                      -----------        ----------     ------------
                                                                                       (in thousands)

Sales.........................................................             $9,265           $30,366         $(21,101)
Cost of sales.................................................              5,207            19,921          (14,714)
                                                                          -------           -------         --------
     Gain.....................................................             $4,058           $10,445         $ (6,387)
                                                                           ======           =======         ========

     Following is a summary of non-strategic land and other property sales under contract but not closed:

                                                                                 JUNE 30,              DECEMBER 31,
                                                                                  1997                    1996
                                                                              ------------             -----------
                                                                                          (in thousands)
Non-strategic land and other property.................................          $36,184                   $6,090
                                                                                =======                   ======
                                                                                                         .

  In October 1995, the Company announced a goal of selling $200 million of non-strategic land assets by March 1998, including $100 million by December 31, 1996. The Company sold $123.7 million of such assets through December 31, 1996. In addition, during 1996, the Company determined that approximately $30 million of assets had residential and other development potential and, therefore, reduced the goal of $200 million to $170 million. Including the year-to-date sales of $9.3 million through June 30, 1997, the Company expects the remaining $37 million of non-strategic land assets to be sold during 1997 and 1998. The level of sales in 1997 is expected to be much lower than 1996.

  Litigation and environmental costs, net decreased $.9 million between 1997 and 1996 primarily because of proceeds from the settlement of litigation in an environmental matter in favor of the Company in 1996. No similar recoveries were made in 1997.

Preferred Stock Dividends
-------------------------

  Payments of preferred stock dividends declined by $10.6 million between 1997 and 1996 as a result of the redemption or conversion of all preferred stock as further discussed on page 15.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Income-Producing Properties
---------------------------

  Rental revenue and property operating costs for the Company's income-producing properties are summarized below:

                                                                                   THREE MONTHS  ENDED JUNE 30,
                                                              ---------------------------------------------------------------------
                                                                        1997                     1996                  DIFFERENCE
                                                              --------------------      --------------------     ------------------
                                                                                               (in thousands)
                                                                                                  REVENUES
                                                              ---------------------------------------------------------------------
     Industrial buildings.................................                 $16,250                   $13,773                $2,477
     Office buildings.....................................                   7,067                     7,303                  (236)
     Retail buildings.....................................                   3,201                     3,653                  (452)
     Land development.....................................                   2,862                     2,576                   286
     Land leases..........................................                   2,041                     2,075                   (34)
                                                                           -------                   -------                ------
                                                                           $31,421                   $29,380                $2,041
                                                                           =======                   =======                ======


                                                                                            PROPERTY OPERATING COSTS
                                                              ---------------------------------------------------------------------

     Industrial buildings...................................               $ 3,752                   $ 3,567               $ 185
     Office buildings.......................................                 3,260                     3,031                 229
     Retail buildings.......................................                   969                     1,289                (320)
     Land development.......................................                 1,838                     1,801                  37
     Land leases............................................                   226                       240                 (14)
                                                                           -------                   -------               -----
                                                                           $10,045                   $ 9,928               $ 117
                                                                           =======                   =======               =====


     The increase in revenue from industrial buildings is primarily attributable to the addition of eleven new buildings totaling approximately 1.9 million square feet that were added to the portfolio since July 1996. Approximately $2.0 million of the increase was attributable to base rents for the new buildings, approximately $.3 million was attributable to higher tenant pass-through charges associated with the new construction and higher operating costs, and approximately $.2 million was the result of net increases in rental rates and tenant pass-through charges under existing leases. Property operating costs for the industrial portfolio increased by approximately $.2 million primarily because of the increase in property taxes associated with the new buildings.

     Rental revenue for the Company's office portfolio declined in 1997, compared to 1996, primarily because of a decline in occupancy. The decline in occupancy was partially offset by higher rental rates in the second quarter of 1997. Operating costs for office buildings increased primarily as a result of higher utility and maintenance expenses in 1997.

  Rental revenue for the Company's retail portfolio decreased approximately $.5 million because of a decrease in occupancy. The decrease in property operating costs for the retail buildings was primarily due to lower property assessments in 1997 compared to 1996.

  The increase in revenue from land development properties resulted from higher occupancies in 1997.

  The decrease in revenues and expenses from land leases between 1996 and 1997 is primarily because of the sale of a land lease in mid-1996.

  Income-producing joint venture earnings increased by $1.1 million because of higher occupancies and room rates for certain hotel joint ventures and higher occupancy and lower interest expenses for an apartment building joint venture.

Development Activities and Fee Services
---------------------------------------

  The decrease in gain on development property sales in 1997, compared to 1996, is attributable to the higher cost basis and resulting lower profit margin of properties sold in the second quarter of 1997 (see further comments regarding gross margin in Variability in Results section on page 16).

  The activity in the Company's sales of development property is summarized as follows:



                                                                                           THREE MONTHS ENDED JUNE 30,
                                                                      ------------------------------------------------------------
                                                                               1997               1996             DIFFERENCE
                                                                      -------------------      --------------   -------------------
                                                                                               (in thousands)
COMMERCIAL SALES:
Sales..................................................................      $14,311              $ 20,678            $(6,367)
Cost of sales..........................................................       12,445                14,110             (1,665)
                                                                             -------              --------            -------
  Gain.................................................................        1,866                 6,568             (4,702)
                                                                             -------              --------            -------
RESIDENTIAL SALES:
Sales..................................................................      15,970                    --              15,970
Cost of sales..........................................................      14,682                    --              14,682
                                                                             -------              --------            -------
  Gain.................................................................       1,288                    --               1,288
                                                                             -------              --------            -------

TOTAL GAIN ON DEVELOPMENT PROPERTY SALES...............................     $ 3,154               $  6,568            $(3,414)
                                                                             =======              ========            =======

  The gain from commercial sales in 1997 reflects the $12 million sale of a 279,000-square-foot industrial building in La Mirada, California. The gain from commercial sales in 1996 reflects the $13.2 million sale of a four-acre parcel at Los Angeles Union Station to the Metropolitan Water District.

  Residential sales in 1997 are from the Catellus Residential Group. There were no residential sales in the second quarter of 1996.

  Development and management fee income, net increased by $1.0 million in 1997 compared to 1996. This increase was primarily from an increase in management fees from the management contracts signed in January 1996 and higher development fees from the construction project at Los Angeles Union Station, partially offset by a decrease in residential management fees.

  Equity in earnings of development joint ventures increased by $1.1 million in 1997 compared to 1996. The increase is primarily attributable to earnings from CRG, which was acquired in March 1996, and the sale of property in a joint venture.

  The reduction in losses from land holding costs, net is primarily attributable to sales of properties, a reduction in property taxes of "for sale properties" and property tax refunds.

Other Items on the Statement of Operations
------------------------------------------

  Interest expense was $.6 million lower in 1997 compared to 1996 primarily as a result of an increase in capitalized interest and lower mortgage debt.

     Following is a summary of interest costs:



                                                                                     Three Months Ended June 30,
                                                                 -------------------------------------------------------------
                                                                         1997                     1996              Difference
                                                                 -------------------      ------------------   ----------------
                                                                                              (in thousands)
Total interest costs............................................        $11,331                  $11,140            $ 191
Interest capitalized............................................         (1,126)                    (299)            (827)
                                                                        -------                  -------            ------
Interest expensed...............................................         10,205                   10,841             (636)
Interest income.................................................           (216)                    (356)             140
                                                                        -------                  -------            -----
                                                                        $ 9,989                  $10,485            $(496)
                                                                        =======                  =======            =====

  General and administrative expense increased by $.7 million primarily because of higher staffing levels associated with increased operating and development activities.

     The increase from 1996 to 1997 in the Company's gain on sales of non-strategic land and other property is summarized as follows (see further comments regarding gross margin in Variability in Results section on page 16):


                                                                                            THREE MONTHS ENDED JUNE 30,
                                                                     ------------------------------------------------------------
                                                                         1997                     1996              DIFFERENCE
                                                                     --------------------      -----------------   --------------
                                                                                              (in thousands)
Sales................................................................        $1,784                 $24,146           $(22,362)
Cost of sales........................................................         1,366                  16,788            (15,422)
                                                                             ------                 -------           --------
Gain.................................................................        $  418                 $ 7,358           $ (6,940)
                                                                             ======                 =======           ========

  At the end of 1996, the Company successfully completed a $100 million non-strategic land sales program for the 15 months ended December 31, 1996. The level of sales in 1997 is expected to be much lower than 1996.

  Other, net decreased by $.3 million primarily because of lower interest income in 1997 compared to 1996.

Preferred Stock Dividends
--------------------------

  The Company completed a series of preferred stock calls during 1996 and the first six months of 1997. The result has been the retirement of all outstanding preferred shares and the elimination of preferred dividends. The following is a summary of the calls completed and issued in 1997:

     - In December 1996, the Company called for redemption of approximately $25 million of its $3.75 Cumulative Convertible Series A Preferred Stock (Series A Preferred Stock). In January 1997, of the 475,000 preferred shares called, 471,730 shares were converted into 2,603,168 common shares and 3,270 shares were redeemed at $52.625 per share plus accrued and unpaid dividends at a cost of approximately $175,000.
     - On February 5, 1997, the Company called for redemption of approximately $90 million of its Series A Preferred Stock. On March 24, 1997, of the 1,720,000 preferred shares called, 1,715,837 shares were converted into 9,469,015 common shares and the remaining shares were redeemed at $52.25 per share plus accrued and unpaid dividends at a cost of approximately $220,000.
     - On March 24, 1997, the Company called for redemption of the remaining outstanding 250,000 shares, or approximately $13 million, of its Series A Preferred Stock and 1,470,000 shares, or approximately $75 million, of its $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock (Series B Preferred Stock). The redemption date was May 1, 1997. The results were the conversion of 99.7% of the Series A Preferred Stock shares into 1,376,742 shares of common stock and the redemption of the remaining shares at $52.25 per share plus accrued and unpaid dividends at a cost of approximately $45,000; additionally, the Series B Preferred Stock shares were converted into approximately 7,500,000 shares of common stock.

      - On May 1, 1997, the Company called for redemption of the remaining outstanding 1,520,000 shares, or approximately $80 million, of its Series B Preferred Stock. In June 1997, all of the remaining Series B Preferred Stock shares were converted into 7,758,201 shares of common stock.

VARIABILITY IN RESULTS

       The timing of development sales and non-strategic land and other property sales have resulted in significant variability in the Company's historic operating results, particularly on a quarterly basis. Many of the Company's projects require a lengthy process to complete the development cycle before they are sold. Asset sales are generally subject to lengthy negotiations and contingencies that need to be resolved prior to closing. These factors tend to "bunch" income in particular periods rather than a more even pattern throughout a year. In addition, gross margins vary significantly as the mix of properties varies. The cost basis of the properties sold varies because- a) a number of properties have been owned for many decades; b) some properties were acquired within the last ten to fifteen years; and c) properties are owned in various geographical locations.

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

       Depreciation, amortization and deferred income taxes are excluded from EBDDT as they represent non-cash charges. Gains on the sale of non-strategic land and other property represent non-operating, unusual and/or nonrecurring items and are therefore excluded from EBDDT. EBDDT is reconciled to net earnings
(loss) as follows (in thousands, except per share data):

                                                                        THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                             JUNE 30,                                 JUNE 30,
                                                                ---------------------------------       ---------------------------
                                                                     1997               1996              1997               1996
                                                                -----------          ------------      ------------     -----------
                                                                            (Unaudited)                              (Unaudited)
NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCKHOLDERS...         $  5,685            $ 2,864             $ 9,441           $ (1,375)


     Depreciation and amortization......................            7,723              7,432              15,199             15,104
     Deferred income taxes..............................            3,307              5,778               6,278              6,953
     Gain on non-strategic land and other property
        sales...........................................             (418)            (7,358)             (4,058)           (10,445)
                                                                 --------            -------             -------           --------
 EARNINGS BEFORE DEPRECIATION AND DEFERRED TAXES........         $ 16,297            $ 8,716             $26,860           $ 10,237
                                                                 ========            =======             =======           ========

 Earnings before depreciation and deferred taxes
     per share of common stock..........................         $   0.16            $  0.12             $  0.29           $   0.14
                                                                 ========            =======             =======           ========

Average number of common shares
     outstanding.......................................           100,327             74,501              91,493             73,877
                                                                 ========            =======             =======           ========


          The increase in EBDDT in both the second quarter and the first six months of 1997 as compared to the second quarter and the first six months of 1996 was primarily due to improved results from the Company's industrial income-producing properties and the reduction in preferred stock dividends as a result of the redemption or conversion of all preferred shares as discussed on page 15.


LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities

          Cash provided by operating activities reflected in the statement of cash flows for the six months ended June 30, 1997 and 1996 were $36.7 million and $48.1 million, respectively. The decrease in 1997 is primarily attributable to higher capital expenditures for residential development property.

Cash flow from investing activities

          Net cash used in investing activities reflected in the statement of cash flows increased $64.6 million from 1996 to 1997. The increased use in 1997 is primarily attributable to increases in capital expenditures, contributions to joint ventures and restricted cash. Capital expenditures totaling $55.0 million and $19.9 million in the first six months of 1997 and 1996 include capitalized interest and property taxes totaling $2.9 million and $.6 million, respectively. Net cash used in investing activities included the following capital expenditures:

                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                             -----------------------------------
                                                                                    1997                1996
                                                                             ---------------     ---------------
                                                                                      (in
                                                                                   thousands)
Construction and building improvements...................................            $35,319             $ 9,921
Predevelopment...........................................................              5,540               4,376
Infrastructure and other.................................................              6,089               1,811
Capitalized interest, property taxes and overhead........................              7,433               3,831
Capitalized leases.......................................................                570                  --
                                                                                     -------             -------
                                                                                     $54,951             $19,939
                                                                                     =======             =======

          Predevelopment relates to entitlements of the Company's major mixed-use projects which are primarily Mission Bay in San Francisco, California and Pacific Commons in Fremont, California. Significant developments related to these projects during the second quarter include:

        - Mission Bay, San Francisco, CA - The Company continues to work with the City and other governmental agencies to obtain approvals for proposed projects at Mission Bay. The Mission Bay North development proposal covers 3,000 housing units (80% of which are market-rate) and 600,000 square feet of retail/entertainment development. The Mission Bay South development proposal covers 5.0 million square feet of leasable area for commercial uses, including biotechnology, multimedia facilities and office space, 250,000 square feet of retail, and a 500-room hotel. In addition, the Mission Bay South plan includes 3,000 residential units, of which 1,100 will be affordable and 1,900 will be market-rate for-sale and for-rent units and contemplates the contribution by the City and the Company of an expansion campus site for the University of California at San Francisco. The University of California Board of Regents has extended until September 15, 1997 an exclusive negotiating period for a conditional agreement to locate the proposed expansion campus of the University of California at San Francisco at Mission Bay.

     Final approval of both Mission Bay North and South is subject to a certification of an environmental impact report, negotiation and approval of an owner participation agreement with the San Francisco Redevelopment Agency, and receipt of the adoption of environmental fundings by various agencies including the San Francisco Board of Supervisors. There can be no assurances that the necessary approvals will be obtained, that the timing of approvals, if obtained, will meet market needs, or that the timing of the other conditions will be met.

- Pacific Commons, Fremont, CA - In September 1996, the Company entered into a Development Agreement with the City of Fremont for 8.4 million square feet of development. The Company continues to work with the City of Fremont and various federal, state and local agencies to address the impact of the approved Pacific Commons development on wetlands and special status species. The Company has completed its predevelopment species and wetlands surveys. Based on those results, the Company and the City of Fremont have filed a modified application for a permit to undertake the proposed development activities. The application includes an enhanced mitigation proposal for the project. Discussions concerning the amount of development available for 1997 and required mitigation measures for the rest of the site are continuing; however, it is not possible to predict at this time what will be the timing for the conclusions of these discussions. There can be no assurances that necessary entitlements will be obtained, that the timing of entitlements, if obtained, will meet market needs, or that the timing of the other conditions will be met.

     Industrial development activity is summarized below:

                                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                    JUNE 30,                                  JUNE 30,
                                                      -----------------------------------       -----------------------------------
                                                             1997                1996                  1997                1996
                                                      ---------------     ---------------       ---------------     ---------------
                                                                 (in square feet)                          (in square feet)
Construction and completion
  Under construction, beginning of period                   2,021,200             986,525             2,286,961             641,128
  Construction starts                                         303,000             777,711               346,000           1,123,108
  Completion                                                 (538,000)           (201,600)             (846,761)           (201,600)
                                                      ---------------     ---------------       ---------------     ---------------
Under construction, end of period                           1,786,200           1,562,636             1,786,200           1,562,636
                                                      ===============     ===============       ===============     ===============

     The Company completed 538,000 square feet of industrial development during the second quarter of 1997, bringing total construction completed year-to-date to 846,761 square feet.

     As of June 30, 1997, the Company had an additional 1.8 million square feet under construction, which is expected to be completed by year-end. Of the 1.8 million square feet under construction, 1.6 million square feet will be added to the Company's portfolio.

     CRG entered into a joint venture which acquired the 3,470-acre Talega Valley land development project in San Clemente, California. The venture will develop up to 4,965 residential lots in a master-planned community. CRG contributed $11.2 million to this project and has right of first refusal to build on 1,000 of the lots.

Cash flow from financing activities

     Net cash provided by financing activities reflected in the statement of cash flows for the first six months of 1997 was $37.6 million compared to $43.3 million cash used in financing activities for the first six months of 1996. The increase is primarily from additional net borrowings of $77.1 million, $2.2 million in proceeds from issuance of common stock and $6.0 million lower preferred stock dividends paid offset by $3.8 million in distributions to minority partners.

     On June 30, 1997, the Company had total outstanding debt of $541.5 million, of which 64.42% was non-recourse to the Company and secured by certain property of the Company, 35.19% was recourse to the Company and also secured by certain property, and 0.39% was unsecured. During the next twelve months, approximately $40.0 million of debt matures, consisting of construction financing, term loans or first mortgage loans. All maturing debt is expected to be repaid upon sale of the property securing it, extended, refinanced or repaid.

Capital commitments

     On June 30, 1997, the Company had approximately $23.7 million in capital expenditure commitments. These commitments are primarily to fund the construction of industrial development projects, predevelopment costs and re-leasing costs. See comments below regarding the sources of funding for capital requirements.

Cash balances, available borrowings and capital resources

     On June 30, 1997, cash and cash equivalents totaled $30.5 million, including $11.9 million in restricted cash representing proceeds from a June 1997 development property sale. The restricted cash is being held in a separate cash account at a title company in order to preserve the Company's option of reinvesting the proceeds on a tax deferred basis. In addition, the Company had available $50.4 million under its secured revolving credit facility, $1.9 million under its development construction facility, $18.8 million under its residential construction facilities, and a commitment for $25 million under an unsecured line of credit.

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


ENVIRONMENTAL MATTERS

     Many of the Company's properties are in urban and industrial areas and may have been leased to or previously owned by commercial and industrial tenants that may have discharged hazardous materials. The Company incurs on-going environmental remediation costs, including clean-up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean-up, litigation defense and the pursuit of responsible third parties. Such costs incurred in connection with operating properties and properties previously sold are expensed. As of June 30, 1997, the Company has provided a reserve of $13.2 million for such costs. These costs are expected to be incurred over an estimated ten-year period, with a substantial portion incurred over the next five years.

     Environmental costs incurred for properties to be sold are deferred and will be charged to cost of sales when the properties are sold. Such costs relating to undeveloped properties are capitalized as part of development costs. On June 30, 1997, the Company's estimate of its potential liability for identified environmental costs relating to properties to be developed or sold ranged from $12.6 million to $38.6 million. These costs generally will be capitalized as they are incurred over the course of the estimated development period of approximately 20 years. Environmental costs capitalized for the first six months of 1997 and 1996 totaled $1.5 million and $1.1 million, respectively.

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

     For discussions identifying other important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see the Company's Securities and Exchange Commission filings, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q and the Company's Form 10-K for the year ended December 31, 1996, Note 7 to the Consolidated Financial Statements included in this Form 10-Q and Note 15 to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1996. The Company cautions that the foregoing list of risk factors is not exclusive. Further, the Company does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of the Company.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on May 29,1997, stockholders voted with respect to the election of directors:

                                                       FOR                   ABSTAINED
                                               -----------------         ---------------
Election of Directors
Joseph F. Alibrandi                                   82,209,205                 250,087
Daryl J. Carter                                       82,213,315                 245,977
Richard D. Farman                                     82,199,943                 259,349
Christine Garvey                                      82,210,817                 248,475
William M. Kahane                                     82,195,185                 264,107
Donald McNamara                                       82,196,673                 262,619
Leslie D. Michelson                                   82,195,060                 264,232
Nelson C. Rising                                      82,214,894                 244,398
Joseph R. Seiger                                      82,217,622                 241,670
Jacqueline R. Slater                                  82,216,219                 243,073
Thomas M. Steinberg                                   82,210,837                 248,455
Beverly Benedict Thomas                               82,208,368                 250,924


     On May 29, 1997, Joseph Seiger resigned as a member of the Board of Directors and Jacqueline R. Slater was elected as Non-Executive
Chairman of the Board.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS
      Exhibit No. 27    Financial Data Schedule

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         CATELLUS DEVELOPMENT CORPORATION



Date:        August 14, 1997       By:    /s/ Stephen P. Wallace
       --------------------------         -------------------------------------
                                           Stephen P. Wallace
                                           Senior Vice President and
                                           Chief Financial Officer



Date:        August 14, 1997       By:    /s/ Paul A. Lockie
       --------------------------        --------------------------------------
                                          Paul A. Lockie
                                          Vice President and Controller

                         CATELLUS DEVELOPMENT CORPORATION


                                  EXHIBIT INDEX


   Exhibit No.    Description
   -----------    -----------
   27             Financial Data Schedule
                  (Article 5 of Regulation S-X)
