Form 10-Q
period 1997-09-30
CATELLUS DEVELOPMENT CORP
filed 1997-10-31
CIK 865937

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


FOR THE QUARTER ENDED SEPTEMBER 30, 1997          COMMISSION FILE NUMBER 0-18694


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

     As of October 27, 1997, there were 106,500,922 issued and outstanding shares of the registrant's common stock, $.01 par value per share.

================================================================================

                         CATELLUS DEVELOPMENT CORPORATION

                                      INDEX


                                                                                  PAGE NO.
PART I.  FINANCIAL INFORMATION
         Item 1.    Financial Statements (Unaudited)
                    Consolidated Balance Sheet as of September 30, 1997 and
                     December 31, 1996..........................................   2
                    Consolidated Statement of Operations for the three months
                     and nine months ended September 30, 1997 and 1996..........   3
                    Consolidated Statement of Cash Flows for the nine months
                     ended September 30, 1997 and 1996..........................   4
                    Notes to Consolidated Financial Statements..................   5

         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.......................   8

PART II.  OTHER INFORMATION...................................................... 20

SIGNATURES....................................................................... 21


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                        CATELLUS DEVELOPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        SEPTEMBER 30,   DECEMBER 31,
                                                                             1997           1996
                                                                        --------------  -------------
                                                                                 (UNAUDITED)

ASSETS
      Properties......................................................     $1,335,742     $1,235,440
      Less accumulated depreciation...................................       (228,970)      (211,338)
                                                                           ----------     ----------
                                                                            1,106,772      1,024,102
                                                                           ----------     ----------

     Other assets and deferred charges................................         48,527         50,547
     Notes receivable.................................................         16,937         11,924
     Accounts receivable, less allowances.............................         16,711         12,965
     Restricted  cash.................................................          2,181             --
     Cash and cash equivalents........................................         15,133         23,580
                                                                           ----------     ----------
                    Total.............................................     $1,206,261     $1,123,118
                                                                           ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Mortgage and other debt..........................................     $  563,641     $  496,742
     Accounts payable and accrued expenses............................         44,610         54,178
     Deferred credits and other liabilities...........................         39,435         43,007
     Deferred income taxes............................................        116,667        106,738
                                                                           ----------     ----------
               Total liabilities......................................        764,353        700,665
                                                                           ----------     ----------

    Commitments and contingencies (Note 7)

     Stockholders' equity
          Preferred stock.............................................             --        274,428
          Common stock - 106,488,153 and 77,028,099 shares issued and
            outstanding at September 30, 1997 and December 31, 1996...          1,065            770
          Paid-in capital.............................................        474,225        197,709
         Accumulated deficit..........................................        (33,382)       (50,454)
                                                                           ----------     ----------
               Total stockholders' equity.............................        441,908        422,453
                                                                           ----------     ----------
                    Total.............................................     $1,206,261     $1,123,118
                                                                           ==========     ==========

                 See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                                              --------------------  -----------------
                                                                 1997       1996      1997       1996
                                                              ---------  ---------  ---------  --------
                                                                  (UNAUDITED)           (UNAUDITED)

INCOME PRODUCING PROPERTIES
     Rental revenue.........................................  $ 32,901   $ 28,606   $ 95,127   $ 86,020
     Property operating costs...............................    (9,747)    (9,953)   (28,848)   (28,868)
     Equity in earnings of joint ventures, net..............     1,096      1,168      5,963      4,460
                                                              --------   --------   --------   --------
                                                                24,250     19,821     72,242     61,612
                                                              --------   --------   --------   --------

DEVELOPMENT ACTIVITIES AND FEE SERVICES
     Gain on development property sales.....................     3,368      2,747      7,006      9,315
     Development and management fee income, net.............     2,223      1,182      4,377      1,995
     Equity in earnings (losses) of joint ventures, net.....       282          4      1,507        (42)
     Land holding costs, net................................      (492)    (1,113)      (834)    (2,918)
                                                              --------   --------   --------   --------
                                                                 5,381      2,820     12,056      8,350
                                                              --------   --------   --------   --------

Interest expense............................................   (10,035)   (10,536)   (30,034)   (32,316)
Depreciation and amortization...............................    (7,839)    (7,550)   (23,038)   (22,654)
General and administrative expense..........................    (2,926)    (1,661)    (8,242)    (5,718)
Gain on non-strategic land and other asset sales............       570      1,330      4,628     11,775
Litigation and environmental costs, net.....................     1,100         50      1,142        950
Other, net..................................................        90        375         45        439
                                                              --------   --------   --------   --------

EARNINGS BEFORE INCOME TAXES................................    10,591      4,649     28,799     22,438

Income tax expense..........................................    (4,313)    (1,897)   (11,727)    (9,155)
                                                              --------   --------   --------   --------

     NET EARNINGS...........................................     6,278      2,752     17,072     13,283

          Preferred stock dividends.........................        --     (5,215)    (1,353)   (17,121)
          Premium on redemption of preferred stock..........        --     (1,334)        --     (1,334)
                                                              --------   --------   --------   --------
     NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCKHOLDERS    $  6,278   $ (3,797)  $ 15,719   $ (5,172)
                                                              ========   ========   ========   ========

     Net earnings (loss) per share of common stock..........     $0.06     $(0.05)     $0.16     $(0.07)
                                                              ========   ========   ========   ========

     Average number of common shares outstanding............   109,924     75,002     97,702     74,251
                                                              ========   ========   ========   ========

                 See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                        --------------------
                                                                          1997         1996
                                                                        -------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:                                       (UNAUDITED)
     Net earnings.....................................................  $  17,072    $ 13,283
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization...............................     23,038      22,654
          Deferred income taxes.......................................      9,930       8,764
          Amortization of deferred loan fees and other costs..........      2,218       2,562
          Equity in earnings (losses) of joint ventures...............     (7,470)     (4,418)
          Operating distributions from joint ventures.................      8,177       7,941
          Cost of non-strategic land and development properties sold..     43,855      35,986
          Gain on sales of other assets...............................     (1,600)     (4,706)
          Expenditures for development properties.....................    (48,619)    (11,209)
          Other, net..................................................      1,834       2,123
          Change in operating assets and liabilities..................     (4,140)      2,911
                                                                        ---------    --------
Net cash provided by operating activities.............................     44,295      75,891
                                                                        ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures.............................................    (94,781)    (48,171)
     Tenant improvements..............................................     (4,631)     (2,669)
     Net proceeds from sale of other assets...........................      2,623       7,459
     Contributions to joint ventures..................................    (15,910)         --
     Restricted cash for future investment............................     (2,181)         --
                                                                        ---------    --------
Net cash used in investing activities.................................   (114,880)    (43,381)
                                                                        ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings.......................................................    117,588      58,200
     Repayment of borrowings..........................................    (48,393)    (52,220)
     Dividends paid...................................................     (5,975)    (18,011)
     Redemption of preferred stock....................................       (471)    (26,739)
     Distributions to minority partners...............................     (3,976)         --
     Proceeds from issuance of common stock...........................      3,365         149
                                                                        ---------    --------
Net cash provided by (used in) financing activities...................     62,138     (38,621)
                                                                        ---------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ............................     (8,447)     (6,111)
Cash and cash equivalents at beginning of period......................     23,580      27,743
                                                                        ---------    --------
Cash and cash equivalents at end of period............................  $  15,133    $ 21,632
                                                                        =========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest (net of amount capitalized)........................  $  27,490    $ 29,819
          Income taxes................................................  $     699    $    868

                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

NOTE 1.  DESCRIPTION OF BUSINESS

     Catellus Development Corporation (the Company) is a diversified real estate operating company, with a large portfolio of income-producing properties and developable land, that manages and develops real estate for its own account and others. The Company's portfolio of industrial, residential, retail and office projects, undeveloped land, and joint venture interests are located in major markets in California and 10 other states.

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

NOTE 3.  NEW ACCOUNTING STANDARDS

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

NOTE 4.  RESTRICTED CASH

     Restricted cash at September 30, 1997 represents proceeds from a June 1997 development property sale. The restricted cash is being held in a separate cash account at a title company in order to preserve the Company's options of reinvesting the proceeds on a tax deferred basis.

NOTE 5.  EARNINGS PER SHARE

     Net earnings (loss) per share of common stock is computed by dividing net earnings (loss), after reduction for preferred stock dividends and premium on redemption of preferred stock, by the weighted average number of shares of common stock and equivalents outstanding during the period. Fully diluted earnings per share amounts have not been presented because assumed conversion of the Series A and Series B preferred stock would be anti-dilutive for all relevant periods. Net earnings per share of common stock would have been $0.06 and $0.16 for the three and nine month periods ended September 30, 1997 had the conversions discussed in Note 9 occurred at the beginning of each period.

NOTE 6.  MORTGAGE AND OTHER DEBT

     Mortgage and other debt at September 30, 1997 and December 31, 1996 are summarized as follows (in thousands) :

                                      SEPTEMBER 30,  DECEMBER 31,
                                          1997           1996
                                      -------------  ------------
First mortgage loan - Prudential....       $253,011      $259,063
Secured revolving credit line.......        176,100       118,600
First mortgage loans................         66,207        67,249
Residential construction loans......         20,099        10,105
Assessment district bonds...........         18,341        21,012
Term loan - secured.................         12,965         9,000
Construction loans - secured........          7,612         5,028
Secured promissory note.............          8,330         6,160
Other loans.........................            976           525
                                           --------      --------
     Total mortgage and other debt..       $563,641      $496,742
                                           ========      ========
Due in one year.....................       $ 35,956      $ 24,221
                                           ========      ========

     Interest costs relating to mortgage and other debt for the three and nine month periods ended September 30, 1997 and 1996 are summarized as follows (in thousands):

                            THREE MONTHS ENDED    NINE MONTHS ENDED
                              SEPTEMBER 30,         SEPTEMBER 30,
                           --------------------  --------------------
                             1997       1996       1997       1996
                           ---------  ---------  ---------  ---------
Total interest incurred..   $11,749    $10,790    $34,354    $33,134
Interest capitalized.....    (1,714)      (254)    (4,320)      (818)
                            -------    -------    -------    -------
     Interest expensed...   $10,035    $10,536    $30,034    $32,316
                            =======    =======    =======    =======

NOTE 7.  PROPERTIES

     Net book value by property type at September 30, 1997 and December 31, 1996 consisted of the following (in thousands):

                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                1997           1996
                                                           --------------  -------------
Income-producing properties:
     Industrial buildings................................     $  356,062     $  291,608
     Office buildings....................................        104,850        108,184
     Retail buildings....................................         83,944         86,070
     Land development....................................        334,714        323,134
     Land leases.........................................          8,299          6,627
                                                              ----------     ----------
                                                                 888,169        815,623
                                                              ----------     ----------
Land holdings:
     Developable properties..............................        200,882        200,624
     Natural resources...................................          3,695          2,299
     Properties held for sale............................         30,772         37,223
                                                              ----------     ----------
                                                                 235,349        240,146
                                                              ----------     ----------
Other (including proportionate share of joint ventures'
     net deficits of $26,733 and $41,058)................        (16,746)       (31,667)
                                                              ----------     ----------
                                                              $1,106,772     $1,024,102
                                                              ==========     ==========

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

     At September 30, 1997, management estimates that future costs for remediation of identified or suspected environmental contamination on operating properties and properties previously sold approximate $12.9 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next ten years with a substantial portion incurred over the next five years. Management also estimates that similar costs relating to the Company's properties to be developed or sold may range from $12.6 million to $38.4 million. These amounts will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years, or will be deferred and charged to cost of sales when the properties are sold. The Company's estimates were developed based on reviews which took place over several years based upon then prevailing law and identified site conditions. Because of the breadth of its portfolio, the Company is unable to review each property extensively on a regular basis. Also, such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies and the availability of other parties to pay some or all of such costs.

NOTE 9.   PREFERRED STOCK CONVERSION/REDEMPTION

     During 1996, the Company commenced a series of calls for redemption of its outstanding preferred stock. As a result of these calls, during 1996, 453,326 shares of Series A preferred stock were converted into 2,501,783 common shares and 508,113 shares of Series A preferred stock were redeemed at a cost of approximately $26.7 million. In 1997, the remaining 2,480,671 shares of Series A preferred stock and all of the Series B preferred stock were converted into 29,001,469 shares of Common Stock, with 7,889 shares of Series A preferred stock redeemed at a cost of approximately $440,000. With the completion of these preferred stock calls in June 1997, the Company has no remaining outstanding preferred stock.

NOTE 10. SUBSEQUENT EVENT

     On October 31, 1997, the Company filed a registration statement in connection with a proposed underwritten public offering of a portion of the Company's common stock currently held by the California Public Employees' Retirement System ("CalPERS"). Of the more than 37,750,000 shares of Catellus common stock currently held by CalPERS, the registration statement will include 16,500,000 shares (plus an additional 2,475,000 shares to cover over-allotments), or approximately one-half of CalPERS' holdings. CalPERS' request was made in accordance with an existing registration rights agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1996 Form 10-K.

OVERVIEW

  In the second half of 1994, the Company began building a new senior management team and undertook a number of steps designed to eliminate operating deficits, restructure the organization, enhance its core competencies, improve the capital structure and sell non-productive land assets. In particular, the Company:

  . Sold $167.0 million of non-strategic assets from January 1, 1995 through September 30, 1997, using the proceeds to pay down a portion of its existing debt and fund new development.

  . Increased development activity with industrial construction starts of 381,000 square feet in 1994, 792,000 square feet in 1995, and 3.3 million square feet in 1996 and expects to exceed the 1996 level in 1997.

  . Acquired The Akins Companies (now Catellus Residential Group), an established residential developer located in Southern California, to position the Company to pursue residential development opportunities.

  . Completed a series of redemption calls for all outstanding preferred shares, eliminating approximately $24 million in annual preferred stock dividend payments. A total of $25.8 million of preferred stock was redeemed and $296.7 million was converted into common equity.

  . Decreased the Company's ratio of debt and preferred stock to total market capitalization from 66.6% at December 31, 1994 to 20.3% at September 30, 1997.

  . Improved operating results with earnings before depreciation and deferred taxes increasing from $14.7 million in 1994 to $18.3 million in 1995, $25.9 million in 1996 and $44.1 million for the nine months ended September 30, 1997.

  The Company intends to focus on increasing EBDDT by continuing to increase the development of its significant land portfolio, opportunistically acquiring new properties and businesses to support additional development, and by providing third-party fee development and management services. In addition, the Company will continue to focus on maximizing cash flow from its portfolio of income-producing assets. Capital to fund this planned growth is expected to come from operations, sales of non-strategic assets and debt. In the future, the Company will continue to assess the feasibility of entering into complementary new lines of business and refining or reconfiguring its existing portofolio to take account of its experience, opportunities presented and changing market conditions.

  Although the Company has a large portfolio of income-producing properties that provides stable operating results, the Company's earnings from period to period will be affected by the nature and timing of sales of development property and non-strategic assets. Many of the Company's projects require a lengthy process to complete the development cycle before they are sold. Additionally, sales of non-strategic assets are difficult to predict and are generally subject to lengthy negotiations and contingencies that need to be resolved prior to closing. These factors tend to "bunch" income in the particular periods rather than producing a more even pattern throughout the year. In addition, gross margins may vary significantly as the mix of property varies. The cost basis of the properties sold varies because (i) a number of properties have been owned for many decades; (ii) some properties were acquired within the last ten to fifteen years; and (iii) properties are owned in various geographical locations.

RESULTS OF OPERATIONS

Comparison of nine months ended September 30, 1997 and 1996

Income-Producing Properties
---------------------------

     Rental revenue and property operating costs for the Company's income-producing properties for the nine months ended September 30, 1997 and 1996 are summarized below (in thousands):

                                 RENTAL REVENUES              PROPERTY OPERATING COSTS
                        --------------------------------   -------------------------------
                        NINE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                          1997       1996    DIFFERENCE    1997     1996      DIFFERENCE
                        ---------  --------  -----------  -------  -------  --------------
Industrial buildings..    $49,010   $41,156      $7,854   $10,586  $10,307      $ 279
Office buildings......     21,830    21,373         457     9,419    9,107        312
Retail buildings......     10,029     9,966          63     2,942    3,273       (331)
Land development......      8,441     7,670         771     5,226    5,359       (133)
Land leases...........      5,817     5,855         (38)      675      822       (147)
                          -------   -------      ------   -------  -------      -----
                          $95,127   $86,020      $9,107   $28,848  $28,868      $ (20)
                          =======   =======      ======   =======  =======      =====

    Building square footage owned, square footage leased and occupancy are as follows:

                                    AS OF SEPTEMBER 30,
                            ------------------------------------
                                   1997               1996
                            ------------------  ----------------
                             (in thousands, except percentages)
   Industrial buildings
      Square feet owned...        13,963            12,411
      Square feet leased..        13,675            11,998
      Percent leased......          97.9%             96.7%
   Office buildings
      Square feet owned...         1,620             1,682
      Square feet leased..         1,542             1,484
      Percent leased......          95.2%             88.2%
  Retail buildings
      Square feet owned...           928               928
      Square feet leased..           862               871
      Percent leased......          92.9%             93.8%
  Land development
      Square feet owned...         1,231             1,231
      Square feet leased..         1,135             1,127
      Percent leased......          92.2%             91.6%
   Total
      Square feet owned...        17,742            16,252
      Square feet leased..        17,214            15,480
      Percent leased......          97.0%             95.2%


     The increase in revenue from industrial buildings is primarily attributable to the net addition of eight buildings totaling approximately 1.6 million square feet that were added to the portfolio since October 1996. Approximately $5.9 million of the increase was attributable to base rents for the new buildings, approximately $0.6 million was attributable to higher tenant pass-through charges associated with the new construction and approximately $1.2 million was a result of increases in rental rates and tenant pass-through charges under existing leases.

     Rental revenue for the Company's office portfolio increased by $0.5 million for the nine months ended September 30, 1997, compared to the same period in 1996, primarily because of higher rental rates and occupancy for the nine months ended September 30, 1997. Operating costs for office buildings increased by $0.3 million, primarily as a result of higher utility costs and property taxes.

     The $0.3 million decrease in property operating costs for the retail buildings was primarily due to a reduction in property tax assessments.

     The $0.8 million increase in rental revenue from the land development portfolio resulted from higher occupancies and expense recoveries at these properties.

     The decrease in revenues and expenses from land leases from the nine months ended September 30, 1996 compared to the same period in 1997 is primarily attributable to the sale of a land lease in mid-1996.

     In total, property operating costs were lower for the nine months ended September 30, 1997 as compared to the same period in 1996 because of lower overhead costs associated with property operations and lower insurance premiums.

     Income-producing joint venture earnings, net increased by $1.5 million primarily because of higher occupancies and room rates in certain hotel joint ventures and higher occupancy and lower interest expense for an apartment building joint venture.

Development Activities and Fee Services
---------------------------------------

     Gain on development property sales was $7.0 million in the nine months ended September 30, 1997 compared to $9.3 million for the same period in 1996, summarized as follows (in thousands):


                                            NINE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------
                                              1997      1996     DIFFERENCE
                                            --------  ---------  -----------
COMMERCIAL SALES:
Sales.....................................   $24,607    $27,428     $(2,821)
Cost of sales.............................    18,703     18,113         590
                                             -------    -------     -------
            Gain..........................     5,904      9,315      (3,411)
                                             -------    -------     -------

RESIDENTIAL SALES:
Sales.....................................    23,645         --      23,645
Cost of sales.............................    22,543         --      22,543
                                             -------    -------     -------
            Gain..........................     1,102         --       1,102
                                             -------    -------     -------

TOTAL GAIN ON DEVELOPMENT PROPERTY SALES..   $ 7,006    $ 9,315     $(2,309)
                                             =======    =======     =======


     The 1996 results include a $5 million gain from the sale of a 4.2 acre site to the Metropolitan Water District at Los Angeles Union Station. The 1997 results include a $2.2 million gain from the sale of a 279,000-square-foot industrial building in La Mirada, California. Residential sales in 1997 are from the Company's residential group which was formed in March 1996. There were no residential sales for the nine months ended September 30, 1996.

     The Company expects there will be significant variability in income generated from its development activities.

     Following is a summary of development property sales under contract but not closed (in thousands):


                                            AS OF SEPTEMBER 30,
                                            -------------------
                                              1997       1996
                                            ---------  --------

Commercial................................    $13,924   $11,678
Residential (lot and unit sales)
        Joint venture projects /(1)/......    $45,720   $21,215
        Management projects /(2)/.........    $24,241   $16,953

/(1)/ The amounts shown are 100% of the gross sales price; the Company is entitled to receive 50% of the net profits from these joint ventures. /(2)/ The amounts shown are 100% of the gross sale price; the Company receives a fee based on the sales of these units, which averages 5% of revenues.

     Development and management fee income, net increased by $2.4 million for the nine months ended September 30, 1997 compared to the same period in 1996. This increase came primarily from an increase in management fees from management contracts signed in 1996 and higher development fees from a construction project at Los Angeles Union Station that began in June 1996.

     Equity in earnings (losses) of development joint ventures, net increased by $1.5 million for the nine months ended September 30, 1997 compared to the same period in 1996. The increase is primarily attributable to a 1997 property sale from a land development joint venture and to higher residential joint venture earnings.

     The reduction in losses from land holding costs, net, for the nine months ended September 30, 1997 compared to the same period in 1996 is primarily attributable to sales of properties and property tax refunds.

Other Items on the Statement of Operations
------------------------------------------

     Interest expense was $2.3 million lower in the nine months ended September 30, 1997 as compared to the same period in 1996 primarily as a result of an increase in capitalized interest related to higher development activity in 1997.

     Following is a summary of interest costs (in thousands) for the nine months ended September 30, 1997 and 1996:

                                    NINE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------
                                      1997       1996     DIFFERENCE
                                    --------   --------  -----------
Total interest incurred...........  $34,354     $33,134      $ 1,220
Interest capitalized..............   (4,320)       (818)      (3,502)
                                    -------     -------      -------
Interest expensed.................  $30,034     $32,316      $(2,282)
                                    =======     =======      =======

     General and administrative expense increased by $2.5 million for the nine months ended September 30, 1997 compared to the same period in 1996 primarily because of an increase in the Company's overall activities.

     The decrease in gain on sales of non-strategic land and other property from the nine months ended September 30, 1996 as compared to the same period in 1997 is summarized as follows (in thousands):

                  NINE MONTHS ENDED SEPTEMBER 30,
                  --------------------------------
                    1997      1996     DIFFERENCE
                  --------  --------  ------------
Sales...........   $19,122   $43,300     $(24,178)
Cost of sales...    14,494    31,525      (17,031)
                   -------   -------     --------
     Gain.......   $ 4,628   $11,775     $ (7,147)
                   =======   =======     ========

     In 1995, the Company began an accelerated program of selling non-strategic assets, with the proceeds intended to pay down a portion of existing debt and fund new development. From 1995 through September 30, 1997, the Company sold $167.0 million of non-strategic assets. In addition, at September 30, 1997, $66.6 million of such assets were under contract or option for sale. Because of the diminishing amount of such assets in the Company's portfolio, the Company expects future sales of non-strategic land assets to be substantially lower than the levels in the recent past.

Preferred Stock Dividends
-------------------------

     Preferred stock dividends declined by $15.8 million from the nine months ended September 30, 1996 compared to the same period in 1997 as a result of the preferred stock calls. During 1996, the Company commenced a series of calls for redemption of its outstanding preferred stock compared to the same period in 1997. As a result of these calls, during 1996, a total of 453,326 Series A preferred shares were converted into 2,501,783 common shares and 508,113 Series A preferred shares were redeemed at a cost of approximately $26.7 million. In 1997, a total of 2,480,671 shares of Series A Preferred Stock and all of the Series B Preferred Stock were converted into 29,001,469 shares of Common Stock, with 7,889 shares of Series A Preferred Stock redeemed at a cost of approximately $440,000. With the completion of these preferred stock calls in June 1997, the Company has no remaining outstanding preferred stock.

Comparison of three months ended September 30, 1997 and 1996

Income-Producing Properties
---------------------------

     Rental revenue and property operating costs for the Company's income-producing properties for the three months ended September 30, 1997 and 1996 are summarized below (in thousands):

                                      RENTAL REVENUES              PROPERTY OPERATING COSTS
                             --------------------------------  ---------------------------------
                             THREE MONTHS ENDED SEPTEMBER 30,  THREE MONTHS ENDED SEPTEMBER 30,
                             --------------------------------  ---------------------------------
                               1997       1996     DIFFERENCE   1997     1996       DIFFERENCE
                             ---------  ---------  ----------  ------  ---------  --------------
     Industrial buildings..    $17,169    $14,064      $3,105  $3,567     $3,658          $ (91)
     Office buildings......      7,688      6,868         820   3,280      3,224             56
     Retail buildings......      3,373      3,203         170   1,017        965             52
     Land development......      2,811      2,640         171   1,668      1,897           (229)
     Land leases...........      1,860      1,831          29     215        209              6
                               -------    -------      ------  ------     ------          -----
                               $32,901    $28,606      $4,295  $9,747     $9,953          $(206)
                               =======    =======      ======  ======     ======          =====


     The increase in revenue from industrial buildings is primarily attributable to the net addition of eight new buildings totaling approximately 1.6 million square feet that were added to the portfolio since October 1996. Approximately $2.3 million of the increase was attributable to base rents for the new buildings, approximately $0.4 million was attributable to higher tenant pass-through charges associated with the new construction and approximately $0.4 million was a result of increases in rental rates and tenant pass-through charges under existing leases.

     Rental revenue for the Company's office portfolio increased by $0.8 million for the three months ended September 30, 1997, compared to the same period in 1996, primarily due to higher rental rates and occupancy for the three months ended September 30, 1997. Operating costs for office buildings increased by $0.1 million, primarily as a result of higher utility costs and property taxes.

     The increase in revenue and expenses for the retail buildings was primarily due to higher tenant pass-through charges.

     The $0.2 million increase in rental revenue from the land development portfolio resulted from higher occupancies and expense recoveries at these properties. Operating costs for the land development portfolio decreased $0.2 million because of lower property taxes and repair and maintenance costs.

     Despite the net addition of 1.6 million square feet of industrial buildings for the three months ended September 30, 1997, total property operating costs were lower because of lower overhead costs and insurance premiums.

     Income-producing joint venture earnings net, decreased by $0.1 million primarily because of lower occupancies in a hotel joint venture that was partially offset by higher occupancy and lower interest expense for an office building joint venture.

Development Activities and Fee Services
---------------------------------------

     Gain on development property sales was $3.4 million in the three months ended September 30, 1997 compared to $2.7 million for the same period in 1996, summarized as follows (in thousands):

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                            ----------------------------------
                                               1997        1996     DIFFERENCE
                                            ----------  ----------  ----------
COMMERCIAL SALES:
Sales.....................................    $9,091      $6,749      $2,342
Cost of sales.............................     5,693       4,002       1,691
                                              ------      ------      ------
            Gain..........................     3,398       2,747         651
                                              ------      ------      ------
RESIDENTIAL SALES:
Sales.....................................     5,228          --       5,228
Cost of sales.............................     5,258          --       5,258
                                              ------      ------      ------
            Gain..........................       (30)         --         (30)
                                              ------      ------      ------
TOTAL GAIN ON DEVELOPMENT PROPERTY SALES..    $3,368      $2,747      $  621
                                              ======      ======      ======

     Residential sales in 1997 are from the Company's residential group which was formed in March 1996. There were no residential sales for the three months ended September 30, 1996.

     The Company expects there will be significant variability in income generated from its development activities.

     Development and management fee income, net, increased by $1.0 million for the three months ended September 30, 1997 compared to the same period in 1996. This increase came primarily from an increase in management fees from management contracts signed in 1996.

     Equity in earnings (losses) of development joint ventures, net increased by $0.3 million for the three months ended September 30, 1997 compared to the same period in 1996. The increase is primarily attributable to higher residential joint venture earnings.

     The reduction in losses from land holding costs, net, for the three months ended September 30, 1997 compared to the same period in 1996 is primarily attributable to sales of properties and property tax refunds.

Other Items on the Statement of Operations
------------------------------------------

     Interest expense was $0.5 million lower in the three months ended September 30, 1997 as compared to the same period in 1996 primarily as a result of an increase in capitalized interest related to higher development activity in 1997.

     Following is a summary of interest costs (in thousands):

                             THREE MONTHS ENDED SEPTEMBER 30,
                            -----------------------------------
                               1997       1996      DIFFERENCE
                            ----------  ---------  ------------
Total interest incurred....   $11,749    $10,790       $   959
Interest capitalized.......    (1,714)      (254)       (1,460)
                              -------    -------       -------
Interest expensed..........   $10,035    $10,536       $  (501)
                              =======    =======       =======

          General and administrative expense increased by $1.3 million for the three months ended September 30, 1997 compared to the same period in 1996 primarily because of overall increased Company activities.

     The decrease in gain on sales of non-strategic land and other property for the three months ended September 30, 1996 to the same period in 1997 is summarized as follows (in thousands):

                  THREE MONTHS ENDED SEPTEMBER 30,
                  ---------------------------------
                    1997      1996      DIFFERENCE
                  --------  ---------  ------------
Sales...........    $9,857    $12,934      $(3,077)
Cost of sales...     9,287     11,604       (2,317)
                    ------    -------      -------
     Gain.......    $  570    $ 1,330      $  (760)
                    ======    =======      =======

          In 1995, the Company began an accelerated program of selling non-strategic assets, with the proceeds intended to pay down a portion of existing debt and fund new development. Because of the diminishing amount of such assets in the Company's portfolio, the Company expects future sales of non-strategic land assets to be substantially lower than the levels in the recent past.

          Litigation and environmental costs, net decreased by $1.1 million for the three months ended September 30, 1997 compared to the same period in 1996 because of the resolution of a legal proceeding.


Preferred Stock Dividends
-------------------------

     Preferred stock dividends declined by $5.2 million from the three months ended September 30, 1996 to the same period in 1997 as a result of the preferred stock calls discussed above. With the completion of these preferred stock calls in June 1997, the Company had no remaining outstanding preferred stock.


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

     Depreciation, amortization and deferred income taxes are excluded from EBDDT as they represent non-cash charges. Gains on the sale of non-strategic land and other assets and premiums on the redemption of preferred stock represent non-operating, unusual and/or nonrecurring items and are therefore excluded from EBDDT. EBDDT is reconciled to net earnings (loss) as follows:

                                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                         --------------------  -----------------
                                                           1997       1996       1997      1996
                                                         ---------  ---------  --------  -------
NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCKHOLDERS..  $  6,278    $(3,797)  $15,719   $ (5,172)

     Depreciation and amortization.....................     7,839      7,550    23,038     22,654
     Deferred income taxes.............................     3,652      1,810     9,930      8,763
     Gain on non-strategic land and other asset sales..      (570)    (1,330)   (4,628)   (11,775)
     Premium on redemption of preferred stock..........        --      1,334        --      1,334
                                                         --------    -------   -------   --------
EARNINGS BEFORE DEPRECIATION AND DEFERRED TAXES........  $ 17,199    $ 5,567   $44,059   $ 15,804
                                                         ========    =======   =======   ========
Average number of common
     shares outstanding................................   109,924     75,002    97,702     74,251
                                                         ========    =======   =======   ========

     The $28.3 million and $11.6 million increases in EBDDT for the nine-and three-month periods ended September 30, 1997 compared to the same periods in 1996 were primarily due to reductions in preferred stock dividends and improved results from income-producing assets.


LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities

     Cash provided by operating activities reflected in the statement of cash flows for the nine-month periods ended September 30, 1997 and 1996 was $44.3 million and $75.9 million, respectively. This $31.6 million decrease is primarily due to a $37.4 million increase in 1997 expenditures for development of residential properties developed for sale. For the nine months ended September 30, 1997, the Company started construction on 79 residential units and completed 64 units compared to 50 starts and 5 completions for the same period in 1996.

     Cash generated from sales of non-strategic land and development property was $50.1 million and $53.4 million for the nine months ended September 30, 1997 and 1996, respectively. Cash generated from rental operations increased principally because of the addition of new buildings.

Cash flow from investing activities

     Net cash used in investing activities reflected in the statement of cash flows for the nine months ended September 30, 1997 and 1996 increased $71.5 million, primarily because of an increase of $46.6 million in capital expenditures and $15.9 million in joint venture contributions. As shown below, the increase in capital expenditures is primarily due to higher development activity in 1997. Additionally, during 1997 the Company contributed $11.2 million to a joint venture which acquired the 3,470 acre Talega Valley land development project in San Clemente, California. The venture expects to develop up to 4,965 residential lots in a master planned community.

     Capital expenditures reflected in the statement of cash flows as investing activities represent expenditures for projects the Company intends to hold for its own account and included the following (in millions):

                                           NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                           -----------------
                                             1997     1996
                                           -------- --------
Construction and building improvements...    $56.3    $27.0
Property acquisitions....................     14.4     12.3
Predevelopment...........................     10.4      5.0
Infrastructure and other.................     10.0      2.8
Capitalized interest and property taxes..      3.7      1.1
                                             -----    -----
                                             $94.8    $48.2
                                             =====    =====

          Construction and building improvements - relates primarily to development of new industrial properties held for lease and improvements to existing buildings. Industrial development activity is summarized below (in square feet):

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                  -----------------------  -----------------------
                                                     1997         1996        1997         1996
                                                  -----------  ----------  -----------  ----------
Construction and completion
       Under construction, beginning of period..   1,786,200   1,562,636    2,286,961     641,128
       Construction starts......................     906,000     689,200    1,252,000*  1,812,308
       Completion...............................    (881,200)   (784,925)  (1,727,961)   (986,525)
                                                  ----------   ---------   ----------   ---------
       Under construction, end of period........  1,811,000*   1,466,911    1,811,000*  1,466,911
                                                  ==========   =========   ==========   =========

* Includes 626,000 square feet of "design build" development for third party land owners

     As of September 30, 1997, the Company had 1.8 million square feet under construction, of which approximately 905,000 square feet is expected to be completed by year-end. Of the 1.8 million square feet under construction, 1.2 million square feet will be added to the Company's portfolio.

     Property acquisitions - during the second quarter of 1997, the Company began the process of actively identifying and acquiring development sites beyond its historical land holdings. Following is a summary of the more significant 1997 acquisitions related to industrial development activities:

 . In September 1997, the Company acquired 294 acres of land in Denver, Colorado for $9.25 million: plans call for development of warehouse/distribution space.

 .  In September 1997, the Company acquired 27.3 acres of land in Oakland,
   California for $5.1 million: plans call for development of light industrial and warehouse/distribution space.

     Predevelopment--relates to amounts incurred in obtaining entitlements for the Company's major mixed-use projects. The increase for the nine months ended September 30, 1997 compared to the same period in 1996 primarily relates to activity at the Mission Bay and Pacific Commons projects.

     Infrastructure and other--primarily represents infrastructure costs incurred in connection with the Company's major mixed-use and development projects. The increase for the nine months ended September 30, 1997 compared to the same period in 1996 primarily relates to the Pacific Commons and Woodridge, Illinois projects.

     Capitalized interest and property taxes--represents construction period interest and property taxes capitalized to the Company's development projects.

Cash flow from financing activities

     Net cash provided by financing activities reflected in the statement of cash flows increased by $100.8 million for the first nine months of 1997 compared to the same period in 1996. This increase is primarily because of a $63.2 million increase in net borrowings used to finance development projects and a $38.3 million decrease in preferred stock dividends and costs of preferred stock redemptions in the first nine months of 1997 as compared to the same period in 1996.

     As of September 30, 1997, the Company had total outstanding debt of $563.6 million, of which 61.9% was non-recourse to the Company and secured by certain property of the Company, 37.7% was recourse to the Company and also secured by certain property, and 0.4% was unsecured. During the next twelve months, approximately $36 million of debt matures, consisting of construction financing, term loans or first mortgage loans. All maturing debt is expected to be repaid upon sale of the property securing it, extended, refinanced or repaid.

Capital commitments

     As of September 30, 1997, the Company had approximately $26.9 million in total commitments for capital expenditures. These commitments are primarily to fund the construction of industrial development projects, predevelopment costs and re-leasing costs.

Cash balances, available borrowings and capital resources

     As of September 30, 1997, the Company had $17.3 million in cash and cash equivalents, including $2.2 million in restricted cash representing proceeds from a June 1997 development property sale. The restricted cash is being held in a separate cash account at a title company in order to preserve the Company's option of reinvesting the proceeds on a tax-deferred basis. In September 1997, the Company modified its secured revolving credit line to increase the maximum commitment from $240 million to $265 million. At September 30, 1997, the Company had available $75.7 million under its modified secured revolving credit facility, $1.9 million under its development construction facility, $11.9 million under its residential construction facilities, and $25 million under an unsecured line of credit.

     The Company's short- and long-term liquidity and capital resources requirements will essentially be provided from three sources: ongoing operating income from rental properties, proceeds from development, non-strategic and other asset sales, and fee services income. As noted above, a secured revolving line of credit, an unsecured line of credit, a construction line of credit, and residential construction loan facilities are available to the Company for meeting liquidity requirements. The Company currently estimates the debt requirements relating to its planned development activities will exceed the current commitment under existing debt facilities. The Company believes it will be able to obtain the additional required debt capacity to complete its planned development activities.


ENVIRONMENTAL MATTERS

     Many of the Company's properties are in urban and industrial areas and may have been leased to or previously owned by commercial and industrial tenants that may have discharged hazardous materials. The Company incurs on-going environmental remediation costs, including clean-up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean-up, litigation defense and the pursuit of responsible third parties. Costs incurred in connection with operating properties and properties previously sold are expensed. As of

September 30, 1997, management has provided a reserve of $12.9 million for such costs. These costs are expected to be incurred over an estimated ten-year period, with a substantial portion incurred over the next five years.

     Environmental costs incurred for properties to be sold are deferred and will be charged to cost of sales when the properties are sold. Environmental costs relating to undeveloped properties are capitalized as part of development costs. At September 30, 1997, the Company's estimate of its potential liability for identified environmental costs relating to properties to be developed or sold ranged from $12.6 million to $38.4 million. These costs generally will be capitalized as they are incurred over the course of the estimated development period of approximately 20 years. Environmental costs capitalized during the nine-month period ended September 30, 1997 totaled $3.6 million. For the years ended December 31, 1995 and 1996, the Company capitalized $1.7 million and $2.8 million of such costs.

     While the Company or outside consultants have evaluated the environmental liabilities associated with most of the Company's properties, any evaluation necessarily is based upon then prevailing law and identified site conditions. The Company monitors its exposure to environmental costs on a regular basis. Although an unexpected event could have a material impact on the results of operations for any period, the Company does not believe that such costs for identified liabilities will have a material adverse effect on its financial position, results of operations or cash flows.


RISK FACTORS

     This quarterly report on Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. All forward-looking statements involve risks and uncertainties. Any forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A and 21E. Factors that most typically affect the Company's operating results and financial condition include (i) changes in general economic conditions in regions in which the Company's projects are located, (ii) supply and demand for office, industrial, and residential space,
(iii) the delay in receipt of or the denial of government approvals and entitlements for development projects, (iv) other public and private development activity in the areas in which the Company owns property, (v) the ability to recruit and retain or replace key personnel (vi) land and building material costs, (vii) the availability and cost of project financing, (viii) competition from other property owners, (ix) liability for environmental remediation at the Company's properties, (x) the Company's ability to increase development fees,
(xi) the Company's ability to sell non-strategic assets, (xii) changes in the capital markets affecting the ability of the Company to minimize its interest and preferred dividends, (xiii) the Company's ability to control the timing of the recognition of deferred tax liability, (xiv) the impact of discretionary government actions, (xv) the exposure of the Company's assets to natural occurrences, such as earthquakes, tornadoes, and similar events, (xvi) changes in the legal and regulatory environment, including the tax treatment of the Company's activities and assets, and (xvii) risks related to the performance, interests and financial strength of the Company's joint venture partners.

     For discussions identifying other important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see the Company's filings with the Securities and Exchange Commission filings, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q and the Company's Form 10-K for the year ended December 31, 1996, Note 8 to the Consolidated Financial Statements included in this Form 10-Q and Note 15 to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1996. The Company cautions that the foregoing list of risk factors is not exclusive. Further, the Company does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of the Company.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS
              Exhibit No. 27 Financial Data Schedule

                                    SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         CATELLUS DEVELOPMENT CORPORATION



Date:        October 31, 1997        By:   /s/ Stephen P. Wallace
        ---------------------------       ------------------------------
                                          Stephen P. Wallace
                                          Senior Vice President and
                                           Chief Financial Officer



Date:         October 31, 1997       By:   /s/ Paul A. Lockie
        ---------------------------       -----------------------------
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