Form 10-K
period 1997-12-31
CATELLUS DEVELOPMENT CORP
filed 1998-03-31
CIK 865937

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   _________

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                        Commission file number 0-18694
December 31, 1997

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

Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes x   No
                                               -      -

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,581 million on March 24, 1998.

   As of March 24, 1998, there were 106,601,235 issued and outstanding shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III.
================================================================================

                                 PART I

ITEM 1.  BUSINESS

   Catellus Development Corporation (the "Company") is a diversified real estate operating company with a large portfolio of income-producing properties and developable land. The Company engages in a broad range of development activities including industrial, residential and major mixed-use projects; has 18.1 million square feet of income-producing properties; and believes it has one of the largest portfolios of developable land in the western United States. Management believes the Company's developable land, once entitled and approved, is capable of supporting up to an estimated: 26.6 million square feet of industrial space;
11.6 million square feet of research and development (R&D), biotech and office space; 21,000 residential units; 8.8 million square feet of central business district (CBD) office space; and 2.2 million square feet of retail/entertainment space. Approximately 78% of the income-producing properties and over 62% of its total commercial development potential by square footage are located in California.

   The Company was originally formed to conduct the non-railroad real estate activities of the Santa Fe Pacific Corporation and was spun off to stockholders in 1990. The Company's railroad heritage has given it a diverse base of developable properties located near transportation corridors in major urban areas. Over time, these properties have proven suitable for a variety of product types (industrial, retail, office and residential), with many of the larger land sites most suitable for large-scale mixed-use projects.

   Starting in the third quarter of 1994, the Company began assembling a new, entrepreneurial and experienced management team focused on developing a new strategic plan for the Company. The Company has built a well-rounded team of over 40 professionals with a wide-ranging set of core competencies in development, including entitlement experience, land-use planning, design-construction, leasing, real estate finance and asset management. This group of professionals has individual real estate experience ranging from 10 to 25 years.

   The new strategic plan implemented in 1995 was designed to improve the capital structure and eliminate the historical operating deficits of the Company; to optimize the value of the Company's portfolio and increase existing revenue streams; and to capitalize on core competencies by expanding the Company's existing activities outside of its historical asset base and, where attractive, into related activities. In implementing this strategy, the Company has:

  * Increased EBDDT (earnings before depreciation, deferred taxes and non-recurring items) from $14.7 million in 1994 to $62.8 million in 1997, which represents growth of 62% compounded annually.

  * Improved its financial flexibility by repaying debt and eliminating its preferred stock through redemptions and forced conversions. As a result, the ratio of debt and preferred stock to total market capitalization declined from 67% at December 31, 1994 to 21% at December 31, 1997, while the Company's fixed charge coverage ratio increased from 1.01:1 in 1994 to 2.37:1 in 1997.

  * Sold $179 million of non-strategic assets from January 1, 1995, through December 31, 1997, using the proceeds to pay down a portion of its existing debt and fund new development. In addition, at December 31, 1997, the Company had $ 58.8 million of such assets under contract or option for sale.

  * Expanded the volume of industrial construction starts from 381,000 square feet in 1994 to 3.8 million in 1997.

  * Increased its core competencies across a wide range of real estate activities and, through its March 1996 acquisition of The Akins Companies, which now operates as Catellus Residential Group (''CRG''), further augmented and diversified its core development capabilities.

  * Developed asset management relationships with railroad operators. The Company manages the non-railroad real estate of the Burlington Northern Santa Fe and provides inventory and other services to other railroads in the United States and Canada.

   The Company's principal office is located at 201 Mission Street, San Francisco, California 94105; its telephone number at that location is (415) 974-4500.

STRATEGY

   The Company intends to focus on increasing EBDDT by continuing to develop its significant land portfolio, by acquiring new properties or businesses to support additional development in existing business lines, and by continuing to provide third-party fee development and management services. Also, the Company will continue to focus on increasing cash flow from its portfolio of income-producing assets and completing entitlements on its mixed-use projects. In the future, the Company will continue to assess the feasibility of entering into complementary new related lines of business and refining or reconfiguring its existing portfolio to take advantage of its experience in bringing multidisciplinary real estate skills to complex situations, in the light of opportunities presented and changing market conditions.


   DEVELOPMENT OPPORTUNITIES IN EXISTING LAND PORTFOLIO

   The Company's existing developable land portfolio, once entitled and approved, can support an estimated 49.2 million square feet of new commercial development (approximately 35.4 million square feet of which is already entitled and approved) and an estimated 21,000 residential units. In 1998 and 1999, the Company expects to increase its industrial and residential activity further and to expand office, R&D and urban entertainment development in connection with its major mixed-use projects. The chart below summarizes the estimated development potential of the Company's current land holdings (including recent and pending property acquisitions) as of December 31, 1997:

           POTENTIAL DEVELOPMENT SUPPLY FROM EXISTING LAND PORTFOLIO


                                                              R&D BIOTECH      CBD        RETAIL
                                                  INDUSTRIAL    & OFFICE     OFFICE    ENTERTAINMENT     RESIDENTIAL
                                                  ----------  ------------  ---------  -------------  -----------------
                                                                     (IN SQUARE  FEET)                 (LOTS OR UNITS)

Industrial Land                                   25,630,000           --          --             --                --
Residential Land/(1)/                                     --           --          --             --            16,173
Mixed-Use Projects
    Mission Bay (San Francisco, California)               --    5,000,000          --        850,000             4,555
    Pacific Commons (Fremont, California)/(2)/     1,012,000    6,624,000          --        250,000                --
    Union Station (Los Angeles, California)               --           --   5,750,000        750,000                --
    Santa Fe Depot (San Diego, California)                --           --   3,000,000        300,000                --
                                                  ----------   ----------   ---------      ---------            ------
Total                                             26,642,000   11,624,000   8,750,000      2,150,000            20,728 (4)
                                                  ==========   ==========   =========      =========            ======

Entitled and Approved /(3)/                       25,569,000           --   8,750,000      1,050,000             6,263
Entitlements/Approvals In Progress                 1,073,000   11,624,000          --      1,100,000            14,465



(1) Some of these potential lots/units are not yet owned by the Company or a joint venture of the Company but are pending acquisitions or subject to options. See ''Development -- Residential'' for detail.
(2) Although entitled, certain additional approvals need to be obtained. See "Mixed-Use Projects--Pacific Commons, Fremont, CA.''
(3) Entitled means having the necessary discretionary local government approvals to proceed with development.
(4) Approximately 5,437 of these lots/units are owned in joint ventures and 4,613 are controlled. See detail of residential units on pages 15 and 16.

   ACQUISITION OF NEW DEVELOPMENT PROPERTIES

   The Company believes that its diverse capabilities and access to capital provide it with a competitive advantage in identifying and acquiring additional development opportunities. The Company focuses on markets with strong job growth, strong real estate demand dynamics and constraints on the supply of real estate. In 1997, the Company invested approximately $58.4 million in the acquisition directly or through joint ventures of new property. Following is a summary of the significant properties acquired.

  * Talega Valley--The Company acquired a 3,470-acre residential land development project located in San Clemente, California purchased in a joint venture with Starwood Capital and Standard Pacific Corporation. Planned development upon completion of entitlements and approvals includes up to 4,965 homes and supporting amenities. Development of this project is expected to begin in mid-1998.

  * Stapleton Business Park-- The Company acquired a 294-acre land site adjacent to the Stapleton Airport in Denver, Colorado. Development potential for this land is up to an estimated 3.4 million square feet of warehouse/distribution and light industrial space. Development of this project commenced in March 1998.

  * Northern California Industrial and Residential Land Sites-- The Company acquired a 27-acre industrial site in Oakland, California, with a development potential of up to an estimated 550,000 square feet. Development of 277,000 square feet on this site began in the third quarter of 1997. The Company also purchased a 16-acre industrial site in San Jose with a development potential of an estimated 271,000 square feet and a 13-acre industrial site in Richmond with a development potential of an estimated 228,000 square feet. Development of these projects is expected to begin in mid-1998 . In addition, the Company has an option to acquire a 220-acre site capable, upon completion of entitlements and approvals, of supporting up to an estimated 1,000 residential units in Hercules. Development on this project is expected to begin in early 2000.

  * Southern California Industrial and Residential Land Sites-- The Company acquired a 62-acre industrial site in Mira Loma, California, with development potential of an estimated 1.4 million square feet. Development of 417,000 square feet began on this site in the fourth quarter of 1997. The Company also purchased a 27-acre, 122-lot land site in Tustin, California; a 31-acre, 96-lot site in Carlsbad, California; an 8-acre, 47-lot housing development in the Long Beach (California) Marina; and 44 acres in Playa del Rey, California, which upon completion of entitlements and approvals, will support development of 121 lots.

OPERATIONS

   The Company's operations consist of three principal business lines: income-producing properties, development, and fee services. In addition, the Company owns approximately 782,000 acres of desert land. The Company believes that the combination of income-producing properties and development activities allows it to benefit from the more stable cash flow of its income-producing properties and, at the same time, to pursue higher-yielding, yet more volatile, development activities. The tables below provide information on the Company's income-producing assets, development assets, and other land holdings.

   Income-Producing Properties

   The following table provides information on the Company's income-producing properties:



                                                                                                           Property
                                               Number of            Square Feet Owned                Operating Income (1)
                                               ---------            -----------------                -------------------
                                               Properties
                                               ----------                    -
                                            As of  December 31,         As of December 31,               As of December 31,
                                             -----------------     --------------------------     ---------------------------------
                                               1997       1996      1997       1996      1995        1997         1996       1995
                                             ---------    ----    --------  ----------  ------    ----------  ------------  -------
                                                                        (in thousands)                        (in thousands)
Industrial................................          57      53      14,326     12,606   11,424       $52,657      $41,851   $39,523
Office....................................          13      14       1,620      1,683    1,687        16,960       15,746    16,483
Retail....................................          12      12         928        928      957         9,341        8,839     8,423
Land development /(2) (3)/................           4       4       1,220      1,231      100         4,296        3,337     1,578
Land leases...............................          55      54           -          -        -         7,029        6,705     6,171
Equity in earnings of joint ventures......
   owning income-producing properties.....           -       -           -          -        -         7,436        5,993     5,826
                                                  ----    ----      ------     ------   ------       -------      -------   -------
       Total..............................         141     137      18,094     16,448   14,168       $97,719      $82,471   $78,004
                                                  ====    ====      ======     ======   ======       =======      =======   =======

(1) Property operating income represents rental revenue less property operating costs.
(2) This category represents interim income-producing uses of properties intended for mixed-use development.
(3) The increase in square feet and income in 1996 reflects the inclusion of Mission Bay which was previously excluded because of capitalization of revenues and expenses.

   Leasing.   The following tables summarize leasing statistics for the
Company's income-producing properties:

                                                                        As of December 31,
                                                                        ------------------
                                                              1997           1996            1995
                                                           ----------     -----------     -----------
                                                                    (square feet in thousands)
Industrial buildings
  Square feet owned......................................     14,326          12,606          11,424
  Square feet leased.....................................     14,061          12,345          10,945
  Percent leased.........................................       98.2%           97.9%           95.8%
Office buildings
  Square feet owned......................................      1,620           1,683           1,687
  Square feet leased.....................................      1,547           1,460           1,553
  Percent leased.........................................       95.5%           86.7%           92.1%
Retail buildings
  Square feet owned......................................        928             928             957
  Square feet leased.....................................        870             874             883
  Percent leased.........................................       93.8%           94.2%           92.3%
Land development /(1) (3)/
  Square feet owned......................................      1,220           1,231             100
  Square feet leased.....................................        981           1,129             100
  Percent leased.........................................       80.4%           91.7%          100.0%
Total /(2)/
  Square feet owned......................................     18,094          16,448          14,168
  Square feet leased.....................................     17,459          15,808          13,481
  Percent leased.........................................       96.5%           96.1%           95.1%

(1) This category represents interim income-producing uses of properties intended for mixed-use development
(2)  Excludes joint venture properties
(3) The increase in square feet in 1996 reflects the inclusion of Mission Bay which was previously excluded because of capitalization of revenues and expenses

   Lease Expirations   The following table summarizes the lease expirations in
the total portfolio as of December 31, 1997:

                                    1998    1999    2000    2001    2002   2003    2004   2005   2006   THEREAFTER
                                   -----   -----   -----   -----   -----   ----   -----   ----   ----   ----------
Percent /(1)/....................   13.1%    9.6%    9.7%   14.5%   15.7%   4.9%    6.0%   5.7%   4.0%        16.8%
Square feet (in thousands).......  2,291   1,684   1,698   2,526   2,738    858   1,052    990    701        2,921

(1)  Excludes properties owned by joint ventures.

     Approximately 740,000 square feet of month-to-month leases are shown as expiring in 1998.

   Development

   The following table shows (in acres and by net book value) the Company's owned developable properties:

                                                    Acres                                  Net Book Value
                                                                                           --------------
                                              As of December 31,                          As of December 31,
                                              ------------------                          ------------------
                                          1997      1996      1995                1997         1996         1995
                                         --------  --------  --------           ----------  ------------  -----------
                                                                                          (in thousands)
Major Mixed Use Projects...............     1,026     1,171     1,156             $331,360     $323,134      $317,727
Industrial Development.................     1,991     1,838     1,671              118,535       93,783        76,170
Retail and Office Development and
   Other Land..........................     1,156     1,209     6,086               37,187       61,902        59,647
Residential Properties.................     2,006     1,955       550               73,480       44,939        14,522
                                            -----     -----     -----             --------     --------      --------
     Total.............................     6,179     6,173     9,463             $560,562     $523,758      $468,066
                                            =====     =====     =====             ========     ========      ========

   Development Joint Ventures. The Company participates in some development opportunities through joint ventures. These joint ventures include both land and residential development partnerships. The following table sets forth the investment account balance and the Company's share of income (loss) from these joint ventures in the periods presented.

                                             Investment Account Balance                   Company's Share of Income (Loss)
                                             --------------------------                   --------------------------------
                                                  As of December 31,                             As of December 31,
                                             --------------------------                      -------------------------
                                            1997        1996          1995                1997         1996         1995
                                         ----------  -----------  ------------         ----------  ------------  ----------
                                                    (in thousands)                                (in thousands)
Commercial Development.................     $ 4,067       $4,423        $4,830            $  908        $ (39)      $1,209
Residential Development................      12,506          583            --             1,215          797           --
                                            -------       ------        ------            ------        -----       ------
     Total.............................     $16,573       $5,006        $4,830            $2,123        $ 758       $1,209
                                            =======       ======        ======            ======        =====       ======

   OTHER LAND HOLDINGS

   The table below shows (by acres and in net book value) land held by the Company for other uses:

                                                         Acres                                   Net Book Value
                                                                                                 --------------
                                                    As of December 31,                          As of December 31,
                                                    ------------------                          ------------------
                                              1997        1996        1995                1997        1996       1995
                                            --------    --------   --------             ---------   --------   ---------
                                                                                                (in thousands)

Resources Portfolio....................     782,361      789,899      833,844           $ 4,260     $ 2,299     $ 1,788
Properties Held For Sale...............      19,008       41,323       11,863            28,129      37,223      84,232
                                            -------      -------      -------           -------     -------     -------
     Total.............................     801,369      831,222      845,707           $32,389     $39,522     $86,020
                                            =======      =======      =======           =======     =======     =======

Income-Producing Properties

   INDUSTRIAL

   At December 31, 1997, the Company's industrial income-producing portfolio included 57 properties with 176 buildings aggregating 14.3 million square feet that were 98.2% leased. At December 31, 1997, the Company also had 3.7 million square feet under construction of which approximately 1.7 million square feet is expected to be added to the Company's portfolio.


   The following table summarizes the Company's industrial buildings by region as of or for the year ended December 31, 1997:

                                                                                                   For the Year Ended
                                                                                       --------------------------------------------
                                                                                                        Property         Excess of
                                      Number of           Number of                                     Operating        Revenues
                                      Buildings           Properties    Square Feet     Revenues          Costs          over Costs
                                      ---------           ----------    ----------     ----------    -------------     ------------
                                                                       (in thousands)              (in thousands)
Arizona.........................         12                    5           1,195        $ 4,901          $ 1,707          $ 3,194
Northern California.............         24                    6           2,683          9,834            1,951            7,883
Southern California.............        126                   37           8,270         43,096            8,710           34,386
Illinois........................          4                    1             791          3,740              977            2,763
Oklahoma and Kansas.............          4                    4             406          1,053              286              767
Texas...........................          6                    4             981          4,562              898            3,664
                                        ---                   --          ------        -------          -------          -------
          Total.................        176                   57          14,326        $67,186          $14,529          $52,657
                                        ===                   ==          ======        =======          =======          =======


   The following table summarizes the lease expirations in the industrial portfolio as of December 31, 1997:

                                    1998    1999    2000    2001    2002   2003   2004   2005   2006     THEREAFTER
                                   -----   -----   -----   -----   -----   ----   ----   ----   ----     ----------
Percent..........................   10.2%    9.8%    9.9%   14.5%   16.1%   5.1%   6.5%   6.4%   4.5%          17.0%
Square feet (in thousands).......  1,437   1,375   1,399   2,040   2,270    711    911    899    633          2,386

   Of the 1,437,000 of leased square feet that is scheduled to expire in 1998, 58% are located in Southern California, 20% are located in Arizona and the balance spread throughout the portfolio. Approximately 671,000 square feet of month-to-month leases are shown as expiring in 1998.


  OFFICE

   At December 31, 1997, the Company's office income-producing portfolio included 13 properties consisting of 25 buildings and aggregating approximately
1.6 million square feet. At December 31, 1997, this portfolio was 95.5% leased. The Company's most significant office projects are the South Bay Center in San Jose, California (428,000 square feet) and the Railway Exchange Building in Chicago, Illinois (369,000 square feet).

   The following table summarizes the Company's office buildings by region as of or for the year ended December 31, 1997:


                                                                                                   For the Year Ended
                                                                                       --------------------------------------------
                                                                                                        Property         Excess of
                                      Number of           Number of                                     Operating        Revenues
                                      Buildings           Properties    Square Feet     Revenues          Costs          over Costs
                                      ---------           ----------    ----------     ----------    -------------     ------------
                                                                       (in thousands)              (in thousands)
Northern California.............         10                     3            525        $ 9,862        $ 3,244             $ 6,618
Southern California.............         12                     7            573          8,747          3,229               5,518
Illinois........................          2                     2            466         10,373          5,936               4,437
Oregon..........................          1                     1             56            712            346                 366
Texas...........................       sold          sold                     --             19             (2)                 21
                                         --          ------------          -----        -------        -------             -------
          Totals................         25                    13          1,620        $29,713        $12,753             $16,960
                                         ==                    ==          =====        =======        =======             =======

   The following table summarizes the lease expirations in the office portfolio as of December 31, 1997:

                                   1998   1999   2000   2001   2002   2003   2004   2005   2006   THEREAFTER
                                   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----------
Percent..........................  10.2%  10.5%   7.6%  21.2%  26.4%   7.2%   3.3%   0.0%   2.3%        11.3%
Square feet (in thousands).......   158    162    118    328    409    112     51      0     35          174

   Of the 158,000 square feet of lease space that is scheduled to expire in 1998, 46% of such space is located in Southern California, 28% in Northern California and the balance spread throughout the portfolio. Approximately 46,000 square feet of month-to-month leases are shown as expiring in 1998.

   RETAIL

   At December 31, 1997, the Company's retail income-producing portfolio included 12 properties consisting of 24 buildings and aggregating 928,000 square feet. At December 31, 1997, the retail portfolio was 93.8% leased. The Company's retail properties are located primarily in Northern and Southern California, with one complex in each of Colorado and Oregon. The largest retail project, East Baybridge Center, is located on 40 acres near San Francisco in the cities of Emeryville and Oakland. The 269,000-square-foot Phase I of this project opened in mid-1994 and was pre-leased to such national retailers as Home Depot, Sportmart, OfficeMax, Safeway's Pak 'n Save, and CompUSA. A 117,000-square-foot building for Kmart was added to the center in late 1995.

   The following table summarizes the Company's retail portfolio by region as of or for the year ended December 31, 1997:

                                                                                                   For the Year Ended
                                                                                       --------------------------------------------
                                                                                                        Property         Excess of
                                      Number of           Number of                                     Operating        Revenues
                                      Buildings           Properties    Square Feet     Revenues          Costs          over Costs
                                      ---------           ----------    ----------     ----------    -------------     ------------
                                                                       (in thousands)              (in thousands)
Northern California.......               9                    3            460           $ 7,465           $2,079          $5,386
Southern California.......              12                    7            330             4,163            1,168           2,995
Colorado..................               1                    1            100             1,116              531             585
Oregon....................               2                    1             38               529              154             375
                                        --                   --            ---           -------           ------          ------
        Total.............              24                   12            928           $13,273           $3,932          $9,341
                                        ==                   ==            ===           =======           ======          ======

   The following table summarizes the lease expirations in the retail portfolio as of December 31, 1997:

                                     1998   1999   2000   2001   2002   2003   2004   2005   2006   THEREAFTER
                                     ----   ----   ----   ----   ----   ----   ----   ----   ----   ----------
Percent............................  10.8%   3.7%  13.6%   7.8%   4.3%   4.0%  10.4%   0.6%   3.4%        41.4%
Square feet (in thousands).........    94     32    118     68     37     35     90      5     30          361

   Of the 94,000 square feet expiring in 1998, 56% is located in Southern California and the balance spread across the rest of the portfolio. Approximately 23,000 square feet of month-to-month leases are shown as expiring in 1998.

   LAND LEASES

   The following table summarizes the Company's land leases by region as of or for the year ended December 31, 1997:


                                                                           FOR THE YEAR ENDED
                                                                 ------------------------------------
                                                                                              EXCESS
                                                                                                OF
                                                                                PROPERTY     REVENUES
                                          NUMBER OF                            OPERATING       OVER
                                           LEASES      ACRES      REVENUE        COSTS        COSTS
                                          ---------  ----------  ----------  -------------   --------


                                                                          (IN THOUSANDS)
Arizona.................................          4          16      $  119          $ 36     $   83
Northern California.....................          5          24         565           106        459
Southern California.....................         45       5,297       6,539           687      5,852
Texas...................................          1           5         705            70        635
                                                 --       -----      ------          ----     ------
   Total................................         55       5,342      $7,928          $899     $7,029
                                                 ==       =====      ======          ====     ======

   In February 1998, the Company executed a contract subject to various conditions to acquire a large portfolio of land valued at approximately $55 million in the aggregate. The majority of this portfolio is subject to existing land leases. The first of three closings occurred on February 23, 1998, in the amount of $32.5 million. Subsequent closings are scheduled to occur in April and July 1998. There can be no assurances that all conditions for the remaining closings will be satisfied.

   Income - Producing Joint Ventures

   The Company has direct or indirect equity interests in five joint ventures that own income-producing properties. These joint ventures provided cash distributions to the Company of $9.1 million for the year ended December 31, 1997, and equity in earnings of $7.4 million for the same period. The Company is engaged in discussions concerning the possible sale of certain joint venture interests, but there can be no assurances that any sale will be closed. As of December 31, 1997, the Company owns joint venture interests in the following income-producing properties in addition to its joint venture interests in development properties described under "Development--Joint Ventures":



                                                                                          Equity in Earnings (Losses)
                                                                               ---------------------------------------------
                                                                                                     Year
                                                                                                     Ended
                                No. of                             Ownership                       December 31,
                                                                               ---------------------------------------------
   TYPE                        Ventures            Size             Interest          1997           1996           1995
   ----                     ---------------  -----------------  ----------------  -------------  -------------  -------------
                                                                                                 (in thousands)

Hotel.....................       2           2,000 rooms             25-50%          $7,321         $6,739         $6,520
Office....................       1           205,000 sq. ft.           67%               73           (568)          (243)
Apartments................       1           387 units                 50%               42           (178)          (451)
Furniture Mart............       1           1,200,000 sq. ft.         72%                -              -              -
                                                                                     ------         ------         ------
     Total................                                                           $7,436         $5,993         $5,826
                                                                                     ======         ======         ======


DEVELOPMENT

   Industrial

  The Company's industrial activities include (1) the construction of buildings, on owned land, for pre-arranged sales to users (build to sell), (2) the construction of pre-leased buildings (build-to-suit)/and speculative buildings to be added to the Company's income-producing portfolio, (3) the construction of buildings for pre-arranged sales to investors (pre-sale), and (4) the sale of land parcels to third parties for their own development. In certain instances, the Company provides construction management services to third party purchasers of land.

   For 1997, the Company commenced construction on 3.8 million square feet of new industrial development and completed approximately 2.4 million square feet of industrial construction. Of the completed development, 2.1 million square feet were added to the Company's income-producing portfolio and the remainder were sold.

   The Company intends to continue expanding industrial development activity. Approximately 1,991 acres of the Company's industrial land in 17 separate locations would, once fully entitled and approved, support the development of up to 26.6 million square feet of industrial development.

   The following table summarizes industrial development land by location as of December 31, 1997:


                                                                                                                       Potential
                                                    Potential                                                          Sq. Ft. of
                                          Acres  Developed Space    Revisions &                  Land               Developed Space
                                        12/31/97    12/31/96      Transfers /(1)/  Acquisitions  Sales   Development   12/31/97
                                          -----  ---------------  --------------   ------------  -----   ----------- --------------
                                                                       (square feet in thousands)
Southern California
  City of Industry......................     9.6       707             47              -        (193)         (365)              196
  La Mirada (held in joint venture).....    20.3       594              -              -           -          (237)              357

  Mira Loma.............................    44.9         -              -          1,380           -          (418)              962

  Ontario...............................   208.7     4,012             80              -           -          (739)            3,353

  Rancho Cucamonga......................    32.6       635              -              -           -             -               635

  Santa Fe Springs......................     2.0       245             12              -           -          (218)               39

  Anaheim/SF Corp. Center...............               224              -              -        (224)            -                 -

  Northpoint-Fullerton, CA..............                 -             68              -           -           (68)                -

Northern California
  Richmond..............................    54.5       608              -            227           -          (131)              704

  San Jose..............................    15.5         -              -            272           -             -               272

  Fremont /(2)/.........................    65.7     2,276           (926)             -           -          (338)            1,012

  Oakland...............................    13.9         -              -            553           -          (277)              276

  Livermore.............................       -         -             43              -           -           (43)                -
                                         -------    ------           ----          -----  ----------        ------      ------------
Total in California.....................   467.7     9,301           (676)         2,432        (417)       (2,834)            7,806
                                         -------    ------           ----          -----  ----------        ------      ------------

Chicago, Illinois
  International Centre, Woodridge          379.1     5,550              -              -           -          (833)            4,717

  Romeoville............................   140.5     2,004              -              -           -             -             2,004

Dallas, Texas
  Coppell...............................   171.6     2,984              -              -           -             -             2,984

  Garland...............................    48.9     1,423              -              -        (252)         (224)              947

Denver, Colorado........................   294.2         -              -          3,396           -             -             3,396

Phoenix, Arizona........................   214.3     3,553              -              -           -             -             3,553

Oklahoma City, Oklahoma.................   274.5     1,235              -              -           -             -             1,235
                                         -------    ------           ----          -----  ----------        ------      ------------
Total outside of California............. 1,523.1    16,749              -          3,396        (252)       (1,057)           18,836
                                         -------    ------           ----          -----  ----------        ------      ------------

Total................................... 1,990.8    26,050           (676)         5,828        (669)       (3,891)     26,642 /(3)/

                                         =======    ======           ====          =====  ==========        ======      ============




(1) Includes revisions to estimates of potential development or building size, or transfers of property between industrial development and other categories of property.
(2) The acreage at Fremont represents the estimated industrial development at the Company's 840-acre mixed-use project, Pacific Commons in Fremont. The remainder of the developable acreage at Pacific Commons will be research and development facilities, flex-tech, office and retail.
(3) Includes 1.1 million square feet for which entitlements are in progress (635,000 square feet in Rancho Cucamonga and 438,000 square feet in Fremont). The remainder is entitled.

   Because entitlement depends on discretionary government decisions as well as the results of a variety of predevelopment studies undertaken at various points in the planning for a project, there can be no assurances that the potential square feet of entitlements will in fact be received or, if received, will permit timely development in the light of market conditions.

   The following table summarizes the Company's industrial development activities during the periods presented:

                                                                        Year Ended December 31,
                                                                      --------------------------
                                                            1997                    1996                1995
                                                       --------------          --------------       -------------
                                                                                 (square feet)
Under construction, beginning of period..............      2,286,961                 641,128             337,136
Construction starts..................................      3,804,000   /(1)/       3,259,308             791,846
Completed - Retained in portfolio....................     (2,089,200)             (1,269,525)           (437,604)
Completed - Sold.....................................       (308,761)               (343,950)            (50,250)
                                                          ----------              ----------            --------
 Under construction, end of period...................      3,693,000    /(2)/     2,286,961             641,128
                                                          ==========              ==========            ========


(1) The Company's total commercial construction starts in 1997 were 3.9 million square feet which included 81,000 square feet of retail development.
(2) Includes 925,000 square feet of "design-build" development for third-party landowners.


   The following table summarizes the Company's sales of industrial development property in the periods presented:

                                                                          Year Ended December 31,
                                                                         --------------------------
                                                                    1997              1996              1995
                                                                ------------     --------------     ------------
                                                                                      (in thousands)
Sales.........................................................       $39,587           $40,525            $3,224
Cost of Sales.................................................        31,717            26,709             2,271
                                                                     -------           -------            ------
   Gain.......................................................       $ 7,870           $13,816            $  953
                                                                     =======           =======            ======


  RESIDENTIAL

   In March 1996, the Company acquired The Akins Companies (''Akins''), a residential real estate company consisting of a diversified group of entities involved in home-building, community development and project management activities. Akins is now called Catellus Residential Group ("CRG"). CRG has three operating divisions:

  * Community Development, which identifies and develops large-scale residential communities in prime housing markets;

  * Merchant Housing, which designs, builds and markets a variety of for-sale products, from entry-level to estate homes; and

  * Urban Housing, which develops and markets affordable rental and for-sale housing, primarily within high-density urban areas, as well as institutional housing such as faculty and student housing for universities.

     In 1997, the Company invested approximately $28.3 million in the acquisition of residential property directly or through joint ventures including:

  *  a 44-acre, 121-lot land site in Playa del Rey, California.

  *  a 31-acre, 96-lot land site in Carlsbad, California.

  *  an 8-acre, 47-lot land site in the Long Beach (California) Marina.

  *  a 27-acre, 122-lot land site in Tustin, California.

  * A 3,470-acre, 4,965-lot residential land development project (Talega Valley) located in San Clemente, California, through a joint venture.

   In April, 1997, CRG, along with a proposed co-investor, responded to a Department of Defense (''DOD'') Request for Proposal (''RFP'') for the rehabilitation and construction of approximately 2,600 housing units at Fort Carson, Colorado. The DOD considers up-to-date housing with amenities critical to recruiting and retaining qualified personnel in the all-volunteer military, and the Fort Carson project is the first RFP under an overall DOD program to rehabilitate or construct 300,000 housing units for military personnel. The Department of the Army (''DOA'') has indicated that CRG and its proposed co-investor are the ''apparent selected offeror'' for the Fort Carson project. There has been a lawsuit challenging the designation of CRG and its proposed co-investor by a competing offeror. CRG is continuing its discussions with the DOA. There can be no assurance that CRG will successfully negotiate the agreements necessary to consummate the transaction.

   The rehabilitation and development of military housing is a new development opportunity for the Company. CRG may respond to future RFPs for additional projects under this program. There can be no assurances that CRG will be awarded any contracts as a result of its responses to future RFPs.

The following table summarizes the Company's residential properties:


                                                                                            Units/Lots at December 31, 1997
                                                                                            -------------------------------
                                                     OWNERSHIP/             Original                     TOTAL         TOTAL LOTS
                                                       PROFIT             TOTAL UNITS/    Total Units/  ENTITLED          WITH
                                                      INTEREST   ACRES       LOTS            LOTS         LOTS       ENTITLEMENTS
                                                     12/31/97   12/31/97                                               IN PROGRESS
                                                      -----------------------------------------------------------------------------
Owned Properties
-----------------------------------------------------
Lakeside  Buena Park, California                     100%       53             350              174            174           -
Tracy, California                                    100%      450           2,400            2,400              -       2,400
Stockton, California                                 100%      398             800              800              -         800
Clodine, Texas                                       100%      877           2,100            2,100              -       2,100
Oakcliff, Texas                                      100%      110             285              285              -         285
Foothill Glen  Union City, California                100%       35             255              100            100           -
Ocean Bluffs  Carlsbad, California /(1)/             100%       31              96               96             96           -
Spinnaker Bay  Long Beach, California /(1)/          100%        8              47               47             47           -
Westbluffs  Playa del Rey, California /(1)/          100%       44             121              121              -         121
                                                        ----------------------------------------------------------------------
SUBTOTAL OWNED PROPERTIES                                    2,006           6,454            6,123            417       5,706
                                                        ----------------------------------------------------------------------

JOINT VENTURE PROPERTIES
----------------------------------------------------
Talega  San Clemente, California                      33%    3,470           4,965            4,965          2,405       2,560
Signature Collection  Newport Beach, California       50%        8              30                8              8           -
Vidorra  Tustin, California /(1)/                     50%       22             122              105            105           -
Vista Ladera  Stevenson Ranch, California             50%        5              55               23             23           -
Ridgemoor  Rowland Heights, California                25%       62             394              116            116           -
Kentwood Collection  Westchester, California          50%        -              49                -              -           -
Bridgecourt Apartments  Emeryville, California /(2)/  50%        2             220              220            220           -
                                                        ----------------------------------------------------------------------
SUBTOTAL JOINT VENTURE PROPERTIES                            3,569           5,835            5,437          2,877       2,560
                                                        ----------------------------------------------------------------------

CONTROLLED PROPERTIES /(3)/
----------------------------------------------------
Chino Hills, California                              100%      279             215              215              -         215
Hercules, California                                 100%      220           1,000            1,000              -       1,000
Summerland Huntington Beach, California /(1)/        100%       48             345              345              -         345
Cypress Irvine, California /(1)/                     100%       45             104              104            104           -
Shriners San Francisco, California /(1)/              80%        5              84               84              -          84
La Quinta California                                 100%       40             201              201            201           -
Fort Carson Colorado Springs, Colorado                90%      598           2,664            2,664          2,664           -
                                                        ----------------------------------------------------------------------
SUBTOTAL CONTROLLED PROPERTIES                               1,235           4,613            4,613          2,969       1,644
                                                        ----------------------------------------------------------------------

MISSION BAY /(4)/
----------------------------------------------------
Mission Bay                                          100%       65           4,555            4,555              -       4,555
                                                        ----------------------------------------------------------------------
SUBTOTAL MISSION BAY                                            65           4,555            4,555              -       4,555
                                                        ----------------------------------------------------------------------
SUBTOTAL OWNED/JV/CONTROLLED/MISSION BAY PROPERTIES          6,875          21,457           20,728          6,263      14,465
                                                        ----------------------------------------------------------------------

MANAGED PROPERTIES
----------------------------------------------------
Marbella - San Juan Capistrano, California                                                        1              1           -
Irvine Pacific Condos- Orange, California                                                         6              6           -
UC Davis Student Housing - Davis, California /(2)/                                              181            181           -
                                                        ----------------------------------------------------------------------
SUBTOTAL MANAGED PROPERTIES                                      -               -              188            188           -
                                                        ----------------------------------------------------------------------
TOTAL - ALL PROPERTIES                                       6,875          21,457           20,916          6,451      14,465
                                                        ======================================================================


(1) Acquired in 1997 for development by the Catellus Residential Group's Merchant Housing Unit.
(2) Rental Property.
(3) Represents properties which the Company does not currently own but which it has entered into contractual relationships to acquire, such as letters of intent, purchase agreements with customary conditions precedent, option agreements and other similar arrangements. There can be no assurance the Company will actually acquire these properties.
(4) The 65-acres at Mission Bay are reflected in "Major Mixed-Use Projects" in the table on page 7 that shows development by acres and net book value.

    The following table summarizes the Company's residential property activities in 1996 and 1997:


                                                               1996 ACTIVITY                                1997 ACTIVITY
                                                      -------------------------------------      -----------------------------------

                                                        TOTAL                         TOTAL                              TOTAL
                                                     LOTS/UNITS      UNIT    LOT   LOTS/UNITS         UNIT    LOT       LOTS/UNITS
                                                        1/1/96  ACQ. SALES  SALES   12/31/96     ACQ. SALES  SALES       12/31/97
                                                      -------------------------------------      -----------------------------------

OWNED PROPERTIES
------------------------------------------------------
Lakeside  Buena Park, California                          350     -      -      -         350       -      -    176         174
Tracy, California                                       2,400     -      -      -       2,400       -      -      -       2,400
Stockton, California                                      800     -      -      -         800       -      -      -         800
Clodine, Texas                                          2,100     -      -      -       2,100       -      -      -       2,100
Oakcliff, Texas                                           285     -      -      -         285       -      -      -         285
Foothill Glen  Union City, California                     255     -      -    155         100       -      -      -         100
Ocean Bluffs  Carlsbad, California /(1)/                    -     -      -      -           -      96      -      -          96
Spinnaker Bay  Long Beach, California /(1)/                 -     -      -      -           -      47      -      -          47
Westbluffs  Playa del Rey, California /(1)/                 -     -      -      -           -     121      -      -         121
                                                     ----------------------------------------  --------------------------------
SUBTOTAL OWNED PROPERTIES                               6,190     -      -    155       6,035     264      -    176       6,123
                                                     ----------------------------------------  --------------------------------

JOINT VENTURE PROPERTIES
-----------------------------------------------------
Talega  San Clemente, California                            -     -      -      -           -   4,965      -      -       4,965
Signature Collection  Newport Beach, California             -    30      -      -          30       -     22      -           8
Vidorra  Tustin, California /(1)/                           -     -      -      -           -     122     17      -         105
Vista Ladera  Stevenson Ranch, California                   -    55      -      -          55       -     32      -          23
Ridgemoor  Rowland Heights, California                    347     -    108      -         239       -    123      -         116
Kentwood Collection  Westchester, California               49     -     22      -          27       -     27      -           -
Bridgecourt Apartments  Emeryville, California /(2)/      220     -      -      -         220       -      -      -         220
                                                     ----------------------------------------  --------------------------------
SUBTOTAL JOINT VENTURE PROPERTIES                         616    85    130      -         571   5,087    221      -       5,437
                                                     ----------------------------------------  --------------------------------

CONTROLLED PROPERTIES /(3)/
-----------------------------------------------------
Chino Hills, California                                   215     -      -      -         215       -      -      -         215
Hercules, California                                        -     -      -      -           -   1,000      -      -       1,000
Summerland  Huntington Beach, California /(1)/              -     -      -      -           -     345      -      -         345
Cypress  Irvine, California /(1)/                           -     -      -      -           -     104      -      -         104
Shriners  San Francisco, California /(1)/                   -     -      -      -           -      84      -      -          84
La Quinta  California                                       -     -      -      -           -     201      -      -         201
Fort Carson  Colorado Springs, Colorado                     -     -      -      -           -   2,664      -      -       2,664
                                                     ----------------------------------------  --------------------------------
SUBTOTAL CONTROLLED PROPERTIES                            215     -      -      -         215   4,398      -      -       4,613
                                                     ----------------------------------------  --------------------------------

MISSION BAY /(4)/
-----------------------------------------------------
Mission Bay                                             4,555     -      -      -       4,555       -      -      -       4,555
                                                     ----------------------------------------  --------------------------------
SUBTOTAL MISSION BAY                                    4,555     -      -      -       4,555       -      -      -       4,555
                                                     ----------------------------------------  --------------------------------
                                                       11,576    85    130    155      11,376   9,749    221    176      20,728
Subtotal Owned/JV/Controlled/   Mission Bay Properties
                                                     ----------------------------------------  --------------------------------

MANAGED PROPERTIES
-----------------------------------------------------
Marbella - San Juan Capistrano, California                 39     -     13      -          26       -     25      -           1
Irvine Pacific Condos- Orange, California                 136     -     56      -          80       -     74      -           6
UC Irvine Faculty Housing - Irvine, California              -     -      -      -           -      86     86      -           -
UC Davis Student Housing - Davis, California /(2)/          -     -      -      -           -     181      -      -         181
                                                     ----------------------------------------  --------------------------------
SUBTOTAL MANAGED PROPERTIES                               175     -     69      -         106     267    185      -         188
                                                     ----------------------------------------  --------------------------------
TOTAL - ALL PROPERTIES                                 11,751    85    199    155      11,482  10,016    406    176      20,916
                                                     ==========================================================================

(1) Acquired in 1997 for development by the Catellus Residential Group's Merchant Housing Unit.
(2) Rental Property.
(3) Represents properties which the Company does not currently own but which it has entered into contractual relationships to acquire, such as letters of intent, purchase agreements with customary conditions precedent, option agreements and other similar arrangements. There can be no assurance the Company will actually acquire these properties.
(4) The 65-acres at Mission Bay are reflected in "Major Mixed-Use Projects" in the table on page 7 that shows development by acres and net book value.

   Sales.   The following table summarizes the Company's sales of residential development property, which include finished lots and housing units, for the periods presented:

                                                                                 Year Ended December 31,
                                                                                ------------------------
                                                                      1997              1996              1995
                                                                  ------------     --------------     -------------
                                                                                   (in thousands)
Sales...........................................................       $82,632           $21,945              $   -
Cost of Sales...................................................        77,305            20,138                  -
                                                                       -------           -------      -------------
   Gain.........................................................       $ 5,327           $ 1,807              $   -
                                                                       =======           =======      =============


   MIXED-USE PROJECTS


   The Company's land portfolio includes four major mixed-use development sites, which include development for residential, office, retail and entertainment purposes. The Company is currently in negotiation for the acquisition of a fifth development site.

   Pacific Commons, Fremont, CA. Pacific Commons, which management believes is the largest planned business park in Silicon Valley, consists of 840 acres adjacent to I-880 sixteen miles north of San Jose.

   In late 1996, the Company received the necessary entitlements from the City of Fremont for 8.5 million square feet of development, including 8.25 million square feet of R&D, light industrial, warehouse/distribution, and corporate campus space, as well as 250,000 square feet of retail space. At year-end, the company completed the 376,000-square-foot Office Depot distribution facility. In August 1997, construction was started on two buildings, a 51,000-square-foot research and development facility and a 187,000-square-foot light industrial building. In 1997, the Company received habitat mitigation approvals necessary to proceed with approximately 1.2 million square feet of development on a 78-acre portion of the project, which is the site of the three buildings described above and can support up to 574,000 square feet of additional development.

   The Company is currently working with the City of Fremont and various federal, state, and local agencies to address the impact of the rest of the proposed Pacific Commons development on wetlands and special status species. Based on the results of the predevelopment species and wetland surveys, the Company and the City of Fremont intend to file during the second quarter of 1998, all remaining documentation to apply for a permit to undertake the proposed development activities, including a detailed mitigation design proposal for the project. Discussions with various federal and state agencies concerning the mitigation measures necessary for the site are continuing and the amount of additional area that will ultimately be available for development will be identified as these discussions proceed in coming months. There can be no assurances that the necessary government approvals will be obtained for the development of the remainder of the park, or that the timing of entitlements, if obtained, will coincide with market conditions.

   Mission Bay, San Francisco, CA. The Company owns 166.9 acres of property in San Francisco adjacent to downtown, which is part of an approximately 300-acre mixed-use development project known as Mission Bay. The balance of the project is primarily owned by the City and the Port of San Francisco. The current proposed development for Mission Bay will include projects to be developed by the Company and third parties up to the following:

                                                                      Owned
                                                           Company     By
                                                            Owned     Others     Total
                                                           --------  --------  ---------
          Residential - Market Rate(units).............        4,300         -      4,300
                        Affordable(units)..............          255     1,445      1,700
                                                               -----     -----      -----
          Total........................................        4,555     1,445      6,000
                                                               =====     =====      =====

          R&D, Biotech, & office (sq. ft. in thousands)        5,000        --      5,000
          Retail and entertainment (sq. ft. in                   850        --        850
          thousands)...................................
          UCSF Campus (sq. ft. in thousands)...........           --     2,650      2,650
                                                               -----     -----      -----
          Total........................................        5,850     2,650      8,500
                                                               =====     =====      =====

          Hotel - (rooms)..............................          500                  500
                                                               =====                =====

   In September 1996, the Mayor of San Francisco forwarded to various city agencies a non-binding conceptual framework for the development of an approximately 65-acre portion (''Mission Bay North'') of the project, with a request that the agencies work diligently to make progress on the proposal. This portion of the project begins at the terminus of the I-280 freeway and runs on either side of King Street up to the site of the new Giants ballpark currently under construction. In July 1997, the Mayor of San Francisco forwarded to various city agencies a non-binding, conceptual framework for the development of the remainder of the Mission Bay project (''Mission Bay South''). Mission Bay South is bordered by Mission Bay North to the north, Mariposa Street to the south, Seventh Street to the west, and the San Francisco Bay to the east. As presently proposed, approximately 60% of the incremental property taxes generated by the project will be available to finance public infrastructure improvements.

   The Mission Bay project will be developed around the new 2.65-million-square-foot biotech/research expansion campus for the University of California at San Francisco (UCSF). The proposed development also includes land donated to the City which can accommodate up to 1,445 housing units to be built by other developers. The Mission Bay South conceptual framework is conditioned upon a number of contingencies, including the negotiation of an agreement between the Company and The Regents of the University of California (''The Regents'') to locate the UCSF expansion campus at Mission Bay South. In September 1997, the Company entered into such an agreement with The Regents to locate the UCSF expansion campus on a portion of Mission Bay South (29.3 acres of which would be donated by the Company and 13.3 acres of which would be contributed by the City of San Francisco). The parties are currently discussing an amendment to the agreement. The obligations of both parties under this agreement are subject to a number of conditions, including a review of the property. There can be no assurances that these conditions will be satisfied.

   The entitlement process for all of Mission Bay is underway and will continue into 1998. There can be no assurances that the necessary entitlements will be obtained for the project, or that the timing or scope of entitlements, if obtained, will coincide with market conditions. It is not feasible to estimate project development costs until entitlements have been obtained.

   Currently, the 166.9-acre portion of the project owned by the Company contains approximately 1.1 million square feet of income-producing buildings and approximately twenty land leases. The buildings, as of December 31, 1997, were 79% occupied. These operating assets are merely interim uses of the property and are not expected to be part of any final project. Rental revenue from these assets at Mission Bay was $6.4 million during 1997, resulting in property operating income of $4.1 million.

   Union Station, Los Angeles, CA.   The Company currently owns approximately 43
acres surrounding and including the historic Los Angeles Union Station. Located in downtown Los Angeles, Union Station is a transport hub, with Amtrak rail service, commuter rail lines serving the surrounding five-county region (Metrolink), and Los Angeles' growing subway and surface light rail systems.

   In 1996, the City of Los Angeles awarded the Company an entitlement package permitting seven million square feet of office development with the flexibility to substitute other uses such as office, hotel, sports and entertainment facilities and housing. As part of this development, in 1996, the Company sold a 4.2-acre portion to the Metropolitan Water District and entered into a design-build contract to build its new headquarters facility. The sale generated proceeds of $13.2 million, a gain of $5.0 million. The Company has commenced construction of the 500,000-square-foot, 12-story headquarters facility, which is scheduled for completion in late 1998, with occupancy to occur in 1999.

   Santa Fe Depot, San Diego, CA. The Company owns approximately 14 acres near the waterfront in downtown San Diego, California, including Santa Fe Depot. The site is served daily by Amtrak, a commuter rail line (Coaster), and San Diego's expanding municipal trolley system. The site is currently entitled for a mixture of office, hotel, retail and housing development. Management is reevaluating the approved specific plan in the light of current and projected market conditions, and is cooperating with the U.S. Navy, the Port Commission of San Diego, and San Diego City and County agencies on a master plan for the entire North Embarcadero portion of the waterfront.

  Fleet Industrial Supply Center and Annex, Alameda, CA. In February 1998, the Company was selected by the City Council of Alameda to enter into a 120-day exclusive negotiating period for an agreement to develop the 143-acre Fleet Industrial Supply Center and Annex (FISC) in Alameda, California. The FISC project represents the first phase of redevelopment of the Alameda Naval Air Station, which was closed in mid-1997.

   The proposal submitted by Catellus includes residential and business park uses for the FISC site. Residential development proposed ranges from 179 to 425 single-family and multi-family housing units. Business park development could include up to 1.3 million square feet of office and research and development space. The Alameda FISC site is located off of Highway 880 and is accessible from both the City of San Francisco and the City of Oakland.

   The FISC site is being transferred to the City of Alameda by the Navy, subject to certain conditions. Environmental remediation on the site is expected to be handled by the Navy and transfer of the land to the City of Alameda is expected by September 1999. During the 120-day negotiating period (which the City of Alameda may extend by two periods of 90 days each), Catellus and the City of Alameda will attempt to negotiate a Disposition and Development Agreement. In addition to this agreement, other approvals from the City and other agencies will be required before development can commence. There can be no assurances that these negotiations will culminate in an agreement with the City of Alameda, that the conditions for the transfer of the property by the Navy will be satisfied, or that the conditions for other necessary approvals will be satisfied.

   Joint Ventures

   The Company has direct or indirect equity interests in various land and residential development partnerships. The following table sets forth the investment account balance and income the Company received from these development joint ventures in the periods presented.

                                         Investment Account Balance                 Company's Share of Income (Loss)
                                         --------------------------                 --------------------------------
                                             As of December 31,                             As of December 31,
                                         --------------------------                 --------------------------------

                                            1997        1996         1995             1997        1996         1995
                                         ----------  -----------  ----------        ---------  -----------  ----------
                                                   (in thousands)                             (in thousands)
Commercial Development.................     $ 4,067       $4,423      $4,830           $  908       $ (39)      $1,209
Residential Development................      12,506          583          --            1,215         797           --
                                            -------       ------      ------           ------       -----       ------
                                            $16,573       $5,006      $4,830           $2,123       $ 758       $1,209
                                            =======       ======      ======           ======       =====       ======

FEE DEVELOPMENT AND MANAGEMENT SERVICES

   The diverse capabilities of its management team provide the Company with an opportunity to export skills to third parties. Management believes that its development and fee service business allows it both to facilitate development of its own assets through sales to end-users (design-build contracts), as well as provide services to landowners which can result in future development opportunities.

   DEVELOPMENT SERVICES

   The Company is currently the developer on a design-build basis, in partnership with Charles Pankow Builders, for the Metropolitan Water District headquarters facility, for which it receives a fee. The Company intends to pursue additional design-build opportunities when available to develop relationships with other entities and to generate fees.

   MANAGEMENT SERVICES

   The Company's wholly-owned subsidiary, Catellus Management Corporation (''CMC''), provides management, leasing, disposition, permit management and inventory services for the railroad industry's non-railroad real estate assets. CMC currently manages approximately 17,000 leases located in 27 states and two Canadian provinces and 120,000 permits. Major customers are the Burlington Northern Santa Fe and Canadian Pacific railroads. The Company uses a proprietary management system that tracks title and leases and provides site plan mapping and imaging data for each of the properties under management.


CATELLUS RESOURCES PORTFOLIO

   The Company owns approximately 782,000 acres of land in the Southern California desert regions of Los Angeles, Kern, San Bernardino, Riverside and Imperial Counties. The ownership of these desert properties are the result of the historical land grants to the railroad predecessors and the Company. Because of its location, lack of contiguity among parcels and other factors, this land is not currently suitable for traditional development activities. As a result, a new division of the Company, Catellus Resources Group, was created in 1995 to explore the potential for agricultural, mineral, water, telecommunication, energy, and waste management uses for this property.

   During 1997, the Catellus Resources Group completed its assessment of the portfolio. This evaluation included an analysis of the portfolio's water, mineral, land, sales, agricultural and development potential. The Company has concluded from this assessment that the land, although valuable, is non-strategic for Catellus and will continue to pursue sale opportunities involving public and private buyers, as well as other arrangements to maximize the value of this land. These exchanges and arrangements are complicated in nature and therefore may take a significant amount of time to complete.

RVL, INC.

   In 1997, the Company formed a wholly-owned subsidiary, RVL, Inc., to make passive investments in limited liability companies formed for the purpose of acquiring properties requiring environmental remediation, performing the necessary remediation and reselling the remediated properties. RVL owns passive interests in two such limited liability companies, Remediation Enterprises, LLC (''Remediation'') and Restoration Venture, LLC (''Restoration''). Remediation, Restoration and their subsidiaries expect to acquire properties only after extensive investigation designed to characterize the environmental problems and quantify the costs of remediation, and after obtaining appropriate insurance for overruns in the remediation budget. Between formation and December 31, 1997, the Company has contributed $5.5 million in cash and property with a book value of approximately $1.0 million to RVL.

   A limited liability company formed by Remediation and Restoration, Hercules, LLC, acquired the Pacific Refinery at Hercules, California in September 1997. The Company has entered into an agreement to provide entitlement services to Hercules, LLC in return for an option to buy the property once defined remediation work is completed.


   This investment represents a new field and a new area of investment for the Company. There can be no assurances that the managing member of Remediation and Restoration will manage the business successfully, that environmental problems will be accurately characterized, or that insurance will be available or adequate to cover remediation budget overruns. Any of these contingencies could result in significant losses.


ENVIRONMENTAL MATTERS

   Various federal, state, and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Matters.'' Such regulations can increase the cost of planning, designing, developing, managing and maintaining the Company's properties. The Company has expended and will continue to expend significant financial and managerial resources to comply with environmental regulations and local permitting requirements. While the Company or outside consultants have evaluated the environmental liabilities associated with most of the Company's properties, any evaluation necessarily is based upon then-prevailing law, identified site conditions and sampling methodologies. In addition, many of the Company's properties are in the early stages of development, and the environmental studies and investigations which have been performed are preliminary. It is possible that significant unknown costs and liabilities may arise in the future relating to these properties and that certain development projects may be significantly delayed, modified, or canceled as a result of associated remediation costs. In addition, other properties presently owned by the Company or "formerly owned" by the Company and no longer accessible for assessment by the Company, or its corporate predecessors have required or may require remediation. Although there can be no assurance, the Company does not believe that such costs will have a material adverse effect on its business, financial condition or results of operations.


COMPETITION

   Real estate markets are regional, and levels of competition vary by market. The Company encounters significant competition for leasing and sales of real estate in each of its market areas, but no one competitor is dominant. The Company is not dependent on any one customer for a significant portion of its revenues.

Employees, Contractors and Consultants

   On December 31, 1997, the Company had 359 employees, including 53 employees of Catellus Management Corporation and 131 employees of Catellus Residential Group. The Company engages third parties to manage multi-tenant properties and properties in locations which are not in close proximity to the Company's regional or field offices. In addition, the Company engages outside consultants such as architects and design firms in connection with its pre-development activities. The Company also employs third party contractors on development projects for infrastructure and building construction and retains consultants to assist it in a variety of areas at the project level and at the corporate level for efforts like strategic planning.


RISK FACTORS

   It is the Company's belief that this Annual Report on Form 10-K may contain statements which, to the extent that they are not recitations of historical fact, may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. All forward-looking statements involve risks and uncertainties.
The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. Factors that most typically affect the Company's operating results and financial condition include
(i) changes in general economic conditions in regions in which the Company's projects are located, (ii) supply and demand for office, industrial, and residential space, (iii) the delay in receipt of or the denial of government approvals and entitlements for development projects, (iv) other public and private development activity in the areas in which the Company owns property,
(v) land and building material costs, (vi) the availability and cost of project financing, (vii) competition from other property owners, (viii) liability for environmental remediation, (ix) the Company's ability to increase development fees, (x) the Company's ability to sell non-strategic assets, (xi) changes in the capital markets affecting the ability of the Company to minimize its interest and preferred dividends, (xii) the Company's ability to control the timing of the recognition of deferred tax liability, (xiii) the impact of discretionary government actions, (xiv) the exposure of the Company's assets to natural occurrences, such as earthquakes, tornadoes, and similar events, and
(xv) changes in the legal and regulatory environment, including the tax treatment of the Company's activities and assets.

   For discussions identifying other important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, see the Company's Securities and Exchange Commission filings, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K and Note 15 to the Consolidated Financial Statements included in this Form 10-K. The Company cautions that the forgoing list of risk factors is not exclusive. Further, the Company does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of the Company.


ITEM 2.  PROPERTIES

   The Company's real estate projects are generally described in Item 1 above, which descriptions are incorporated in this Item by reference. The Company's principal executive office is located in San Francisco, California, and it has regional or field offices in ten other locations in the United States. The Company believes that its property and equipment are generally well maintained, in good condition, and adequate for its present needs.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the quarter ended December 31, 1997.


EXECUTIVE OFFICERS OF THE COMPANY

   The executive officers of the Company are listed below. There were no family relationships among any executive officers and directors of the Company. All officers serve at the pleasure of the Board of Directors of the Company, subject to compliance with various employment agreements to which the Company and the officers are parties.


   Executive Officers

Name                                Age                                Position
------------------------------  -----------  ------------------------------------------------------------
Nelson C. Rising................   56            President, Chief Executive Officer and Director
Stephen P. Wallace..............   43            Senior Vice President and Chief Financial Officer
Timothy J. Beaudin..............   39            Senior Vice President Property Operations
Ira E. Yellin...................   57            Senior Vice President Southern California Development
Kathleen Smalley................   40            Senior Vice President, General Counsel and Secretary
Paul A. Lockie..................   39            Vice President and Controller

   Additional information concerning the business background of each executive officer and director of the Company is set forth below:

   MR. RISING has served as President and Chief Executive Officer and a Director of the Company since September 1994. For more than five years prior to joining the Company, Mr. Rising was a Senior Partner with Maguire Thomas Partners, a Los Angeles-based commercial developer with projects in Southern California, Dallas and Philadelphia.

   MR. WALLACE was elected as Senior Vice President and Chief Financial Officer in July 1995. Mr. Wallace was previously the Senior Vice President and Chief Financial Officer at Castle & Cooke Homes, Inc. from May 1993. Before that Mr. Wallace served as the Chief Financial Officer at A.M. Homes in Newport Beach, California, and before that he was a Partner at Arthur Andersen LLP.

   MR. BEAUDIN was elected Senior Vice President Property Operations in January 1996. Before this appointment, Mr. Beaudin served as Vice President Property Operations since February 1995. For more than five years before that, Mr. Beaudin served as Senior Vice President--Managing Officer of the Financial Services Group at CB Commercial Real Estate Group, a national real estate brokerage firm.

   MR. YELLIN joined the Company in February 1996 as the Senior Vice President, Southern California Development. For more than five years before joining the Company, Mr. Yellin served as President of The Yellin Company, a Los Angeles real estate investment, development and management company involved primarily in the acquisition, restoration and redevelopment of historic buildings in the Historic Core of Downtown Los Angeles.

  MS. SMALLEY joined the Company as a Senior Vice President, General Counsel, and Secretary on January 1, 1997. For more than five years before joining the Company, Ms. Smalley was General Counsel and Investment Manager of Crow Family Holdings ("CFH"), an investment management company that manages assets, including real estate and related businesses, throughout the United States and abroad. Ms. Smalley also currently holds an appointment to Harvard Law School, where she lectures in the real estate field.

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

  Mr. Lockie, in connection with his duties as Chief Financial Officer for KSP, also served as Chief Financial Officer of several companies affiliated with KSP, including Techmart Properties, Inc., the indirect general partner of a real estate partnership that filed for protection under federal bankruptcy laws in September, 1992. In September, 1995, a final decree was entered closing the case.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock commenced trading on December 5, 1990 and is listed on the New York Stock Exchange, the Pacific Stock Exchange and the Chicago Stock Exchange under the symbol ''CDX.'' The following table sets forth for the periods indicated the high and low sale prices of the Company's Common Stock as reported by Bloomberg Financial Markets:

                                                              Common Stock Price
                                                           -------------------------
                                                                HIGH          LOW
                                                           --------------  ---------
  Year ended December 31, 1996
     First Quarter.......................................           8 1/4     5 7/8
     Second Quarter......................................          10         7 3/4
     Third Quarter.......................................          10 1/2     8 1/8
     Fourth Quarter......................................          11 1/2     9 1/2
  Year ended December 31, 1997
     First Quarter.......................................          16 5/8    11 1/8
     Second Quarter......................................          18 3/8    13 5/8
     Third Quarter.......................................          21 7/16   18 3/16
     Fourth Quarter......................................          22        16 5/16


   The Company has never declared or paid any cash dividends on its Common Stock. The Company intends to retain any earnings to support operations and to finance development projects and does not intend to pay cash dividends on the Common Stock in the foreseeable future.

   On March 24, 1998, there were approximately 31,980 holders of record of the Company's Common Stock.

Item 6.  Selected Financial Data

   The following income statement and selected balance sheet data with respect to each of the years in the five-year period ended December 31, 1997 have been derived from the annual Consolidated Financial Statements. The operating data have been derived from the Company's underlying financial and management records and are unaudited. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of results of operations for 1997, 1996 and 1995.

                                                                                Year Ended December 31,
                                                          --------------------------------------------------------------------
                                                              1997           1996           1995         1994         1993
                                                          ------------  --------------  ------------  -----------  -----------
                                                                      (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Income producing properties
             Rental revenue..............................    $128,953        $115,886     $ 102,828     $ 99,183     $107,625
             Property operating costs....................     (38,670)        (39,408)      (30,650)     (29,609)     (38,708)
             Equity in earnings of joint ventures, net...       7,436           5,993         5,826        4,240        1,878
                                                             --------        --------     ---------     --------     --------
                                                               97,719          82,471        78,004       73,814       70,795
                                                             --------        --------     ---------     --------     --------
Development activities and fee services
             Gain on development property sales..........      13,197          15,623           953           --           --
             Development and management fee income, net..       6,449           3,432         1,924        2,151        2,260
             Equity in earnings (losses) of joint
             ventures, net...............................       2,123             758         1,209        3,742          (60)
             Land holding costs, net.....................      (1,241)         (3,724)       (3,871)      (4,891)        (872)
                                                             --------        --------     ---------     --------     --------
                                                               20,528          16,089           215        1,002        1,328
                                                             --------        --------     ---------     --------     --------

Interest expense.........................................     (39,988)        (42,521)      (25,757)     (24,671)     (43,959)
Depreciation and amortization............................     (31,245)        (30,561)      (27,990)     (28,577)     (31,117)
General and administrative expense.......................     (10,897)         (8,019)      (10,924)     (14,818)     (13,143)
Gain on non-strategic land and other asset sales.........       5,029          24,405        32,789       13,307       33,165
Adjustment to carrying value of property /(1)/...........          --              --      (102,400)     (24,100)     (32,500)
Litigation, environmental and restructuring costs........       2,551           1,093          (961)      (2,854)     (12,637)
Other, net...............................................      (1,113)            (19)        2,504        3,091      (25,292)
                                                             --------        --------     ---------     --------     --------
Income (loss) before income taxes and extraordinary
    expense..............................................      42,584          42,938       (54,520)      (3,806)     (53,360)
Income tax (expense) benefit.............................     (17,343)        (17,537)       21,518        1,359        8,008
                                                             --------        --------     ---------     --------     --------
Net income (loss) before extraordinary expense...........      25,241          25,401       (33,002)      (2,447)     (45,352)
Extraordinary expense related to early retirement of
 debt, net of income tax benefit /(2)/...................          --              --            --           --       (7,401)
                                                             --------        --------     ---------     --------     --------
             Net income (loss)...........................      25,241          25,401       (33,002)      (2,447)     (52,753)
             Preferred stock dividends...................      (1,353)        (22,173)      (23,813)     (23,813)     (16,132)
             Premium on redemption of preferred stock....          --          (1,334)           --           --           --
                                                             --------        --------     ---------     --------     --------
             Net income (loss) applicable to common
             stockholders................................    $ 23,888       $ 1,894     $ (56,815)    $(26,260)    $(68,885)
                                                             ========        ========     =========     ========     ========

             Income (loss) per common share - basic
             and assuming dilution
             Before extraordinary expense................       $0.24           $0.03        $(0.78)      $(0.36)      $(0.87)
             Extraordinary expense /(2)/.................          --              --            --           --        (0.10)
                                                             --------        --------     ---------     --------     --------
             Net income (loss) per share after
             extraoridinary expense /(2)/................       $0.24           $0.03        $(0.78)      $(0.36)      $(0.97)
                                                             ========        ========     =========     ========     ========
             Average number of common shares
             outstanding - basic.........................      97,601          74,947        72,967       72,967       70,834
                                                             ========        ========     =========     ========     ========
             Average number of common shares
             outstanding - assuming
             dilution....................................     100,768          75,835        72,967       72,967       70,834
                                                             ========        ========     =========     ========     ========

                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------

                                                        1997           1996            1995            1994             1993
                                                   -------------  -------------  --------------  ---------------  --------------
                                                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
OTHER OPERATING DATA:
EBDDT /(3)/...................................   $ 62,771          $ 25,852         $18,254          $14,665         $(9,530)
Buildings owned (square feet) /(4)/...........     18,094            16,448          14,168           13,609          13,367
Leased percentage.............................       96.5%             96.1%           95.1%            95.0%           94.9%
Annual fixed charges /(5)/....................   $ 48,037          $ 67,550         $73,129          $72,533         $85,684
Debt and preferred stock to total market
    capitalization /(6)/......................      21.00%            46.81%          65.63%           66.56%          63.56%
Capital expenditures /(7)/....................   $235,569          $115,338         $68,523          $73,900         $61,060
Fixed Charge Coverage Ratio /(8)/.............       2.37              1.70            1.39             1.01            1.55


                                                                                AS OF DECEMBER 31,
                                                   --------------------------------------------------------------------------
                                                       1997           1996           1995            1994           1993
                                                   -------------  -------------  -------------  --------------  -------------
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Total properties, net.............................   $1,122,975      $1,024,102     $1,007,451      $1,087,119     $1,091,832
Total assets......................................   $1,241,019      $1,123,118     $1,097,604      $1,207,363     $1,373,827
Mortgage and other debt...........................   $  568,699      $  496,742     $  496,180      $  530,641     $  663,764
Preferred Stock...................................           --      $  274,428     $  322,500      $  322,500     $  322,500
Total stockholders' equity........................   $  451,899      $  422,453     $  442,874      $  499,689     $  525,949

(1) The Company took charges of $102.4 million in 1995, $24.1 million in 1994 and $32.5 million in 1993 to adjust the carrying value of certain properties. The 1995 charge included $84.8 million resulting from the Company's decision to terminate the 1991 Development Agreement for its Mission Bay Project in San Francisco. See Note 6 to Consolidated Financial Statements included in this From 10-K for further discussion.
(2) Net income in 1993 reflects extraordinary expense of $7.4 million, net of income tax benefit, relating to a redemption premium paid to a lender and write-off of deferred financing costs on the Company's $388.2 million first mortgage loan.
(3) The Company uses a supplemental performance measure called Earnings Before Depreciation and Deferred Taxed (EBDDT) along with net income (loss) to report its operating results. EBDDT is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Additionally, EBDDT is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. However, the Company believes that EBDDT provides relevant information about its operations and is necessary, along with net income (loss), for an understanding of its operating results.
    EBDDT is calculated by taking net income (loss) and making various adjustments. Depreciation, amortization and deferred income taxes are excluded from EBDDT as they represent non-cash charges. In addition, gains on the sale of non-strategic land and other assets, adjustments to the carrying value of property, premium on the redemption of preferred stock, restructuring costs, conversion of debenture costs and extraordinary expense related to early retirement of debt represent non-operating, unusual and/or nonrecurring items and are excluded from the EBDDT calculation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Earnings Before Depreciation and Deferred Taxes."
(4) Before 1996, square feet owned excluded approximately
    1.1 million square feet of existing buildings, primarily at Mission Bay.
(5) Represents interest incurred (See Note 3 to the Company's Consolidated Financial Statements) plus preferred stock dividends.
(6) Represents the ratio of total debt plus the face value of preferred stock to equity market capitalization (based on the number of common shares outstanding at the end of the period indicated and the closing stock price for that respective period) plus total debt and preferred stock.
(7) Represents expenditures for commercial and residential development for projects to be developed and sold or held for rental.
(8) Represents the ratio of earnings before interest, taxes, depreciation and amortization, adjustments to the carrying value of property, and preferred stock dividends to interest costs and preferred stock dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     In the second half of 1994, the Company began building a new senior management team. It then implemented a new strategy, which included a number of steps designed to eliminate operating deficits, restructure the organization, enhance its core competencies, improve its capital structure and sell non-productive land assets. In particular, the Company:

* Sold $179 million of non-strategic assets from January 1, 1995 through December 31, 1997, using the proceeds to pay down a portion of its existing debt and fund new development.

* Increased, development activity with industrial construction starts of 381,000 square feet in 1994, 792,000 square feet in 1995, 3.3 million square feet in 1996 and 3.8 million square feet in 1997.

* Acquired in 1996 The Akins Companies (now Catellus Residential Group), an established residential developer located in Southern California, to position the Company to pursue residential development opportunities.

* Completed in 1997 a series of redemption calls for all outstanding preferred shares, eliminating approximately $24 million in annual preferred stock dividend payments. A total of $25.8 million of preferred stock was redeemed and $296.7 million was converted into common equity.

* Decreased the Company's ratio of debt and preferred stock to total market capitalization from 66.6% at December 31, 1994 to 21% at December 31, 1997.

* Improved operating results with EBDDT (earnings before depreciation and deferred taxes) increasing from $14.7 million in 1994 to $18.3 million in 1995, $25.9 million in 1996 and $62.8 million in 1997.

     The Company intends to focus on increasing EBDDT by continuing to increase the development of its significant land portfolio by acquiring new properties or businesses to support additional development and by providing third-party fee development and management services. In addition, the Company will continue to focus on increasing cash flow from its portfolio of income-producing assets. Capital to fund this planned growth is expected to come from operations, sales of non-strategic assets and debt. In the future, the Company will continue to assess the feasibility of entering into complementary new lines of business and refining or reconfiguring its existing portfolio to take advantage of its experience, opportunities presented, and changing market conditions.

     Although the Company has a large portfolio of income-producing properties that provides stable operating results, the Company's earnings from period to period will be affected by the nature and timing of development activity and sales of development property and non-strategic assets. Many of the Company's projects require a lengthy process to complete the development cycle before they are sold. Additionally, sales of non-strategic assets are difficult to predict and are generally subject to lengthy negotiations and contingencies that need to be resolved before closing. These factors tend to ''bunch'' income in particular periods rather than producing a more even pattern throughout the year. In addition, gross margins may vary significantly as the mix of property varies. The cost basis of the properties sold varies because: (i) a number of properties have been owned for many decades, (ii) some properties were recently constructed or acquired, and (iii) properties are owned in various geographical locations.

Results of Operations

Comparison of the years ended December 31, 1997 to 1996

Income-Producing Properties
---------------------------

     Rental revenue and property operating costs for the Company's income-producing properties for the years ended December 31, 1997 and 1996 are summarized below:

                                                     Rental Revenue                        Property Operating Costs
                                      -----------------------------------------  ----------------------------------------
                                          1997          1996       Difference        1997          1996       Difference
                                      ------------  ------------  -------------  ------------  ------------  -------------
                                                                      (in thousands)
Industrial buildings................      $ 67,186      $ 55,865       $11,321        $14,529       $14,014         $ 515
Office buildings....................        29,713        28,407         1,306         12,753        12,661            92
Retail buildings....................        13,273        13,215            58          3,932         4,376          (444)
Land development /(1)/..............        10,853        10,589           264          6,557         7,252          (695)
Land leases.........................         7,928         7,810           118            899         1,105          (206)
                                          --------      --------       -------        -------       -------         -----
                                          $128,953      $115,886       $13,067        $38,670       $39,408         $(738)
                                          ========      ========       =======        =======       =======         =====

(1) This category represents interim income-producing uses of properties intended for mixed-use development.

     Building square footage owned, square footage leased, and occupancy are as follows:

                                                                      As of December 31,
                                                                      ------------------
                                                                   1997                 1996
                                                              ---------------      --------------
                                                              (in thousands except percentages)
   Industrial buildings
      Square feet owned.....................................          14,326              12,606
      Square feet leased....................................          14,061              12,345
      Percent leased........................................            98.2%               97.9%
   Office buildings
      Square feet owned.....................................           1,620               1,683
      Square feet leased....................................           1,547               1,460
      Percent leased........................................            95.5%               86.7%
  Retail buildings
      Square feet owned.....................................             928                 928
      Square feet leased....................................             870                 874
      Percent leased........................................            93.8%               94.2%
  Land development /(1)/
      Square feet owned.....................................           1,220               1,231
      Square feet leased....................................             981               1,129
      Percent leased........................................            80.4%               91.7%
   Total
      Square feet owned.....................................          18,094              16,448
      Square feet leased....................................          17,459              15,808
      Percent leased........................................            96.5%               96.1%

(1)  This category represents interim income-producing uses of properties intended for mixed-use development.

     The increase in revenue from industrial buildings is primarily attributable to ten newly constructed buildings totaling approximately 2.1 million square feet that were added to the portfolio in 1997 and a full year of operations from eight buildings totaling approximately 1.3 million square feet that were completed and added to the portfolio in 1996. Approximately $8.2 million of the increase was attributable to base rents for the new buildings completed in 1997 and 1996, approximately $1.6 million was attributable to higher tenant pass-through charges and other income associated with this new construction and approximately $1.5 million was a result of increases in rental rates and tenant pass-through charges under existing leases. Operating costs for the industrial portfolio increased by $.5 million primarily because of property taxes and other operating expenses related to the new construction.

     Rental revenue for the Company's office portfolio increased by $1.3 million primarily because of higher rental rates and occupancy. Operating costs for office buildings increased by $0.1 million, primarily as a result of higher utility costs and property taxes.

     The $0.4 million decrease in property operating costs for the retail buildings was primarily due to a reduction in property taxes.

     The $0.3 million increase in rental revenue from the land development portfolio resulted from higher occupancies during the year and expense recoveries. The decrease in operating costs for land development properties was primarily because of lower property taxes as a result of refunds and sales of properties.

     The increase in revenue from land leases was primarily because of increased rent from new tenant leases and higher percentage rents. The decreased expenses from land leases was primarily attributable to a reduction in property taxes as a result of the sale of a land lease in mid-1996.

     In total, property operating costs were lower because of lower property operating overhead costs and lower insurance premiums, partially offset by higher property taxes.

     Income-producing joint venture earnings, net, increased by $1.4 million primarily because of higher occupancies and room rates in a hotel joint venture and higher occupancy and lower interest expense for an office building joint venture.


Development Activities and Fee Services
---------------------------------------

     Gain on development property sales decreased from $15.6 million in 1996 to $13.2 million in 1997, summarized as follows:

                                                       1997           1996        Difference
                                                  --------------  -------------  -------------
Commercial Sales:                                               (in thousands)
Sales...........................................         $39,587       $40,525        $  (938)
Cost of sales...................................          31,717        26,709          5,008
                                                         -------       -------        -------
     Gain.......................................           7,870        13,816         (5,946)
                                                         -------       -------        -------

RESIDENTIAL SALES:
Sales...........................................          82,632        21,945         60,687
Cost of sales...................................          77,305        20,138         57,167
                                                         -------       -------        -------
     Gain.......................................           5,327         1,807          3,520
                                                         -------       -------        -------
Total gain on development property sales........         $13,197       $15,623        $(2,426)
                                                         =======       =======        =======

     The 1996 commercial sales include an approximate $5.0 million gain from the sale of a 4.2-acre site to the Metropolitan Water District at Los Angeles Union Station. The 1997 commercial sales include a $2.2 million gain from the sale of a 279,000-square-foot industrial building in La Mirada, California. Residential sales in 1997 include a full year of activity from the Company's residential group which was formed in March 1996.

     The Company expects there will be significant variability in income generated from its development activities.

     Following is a summary of development property sales under contract but not closed as of December 31, 1997 and 1996:

                                                                    1997           1996
                                                                 ----------     ----------
                                                                     (in thousands)
Commercial..................................................       $ 7,091        $     -
                                                                   =======        =======

Residential (lot and unit sales):
     Joint venture projects /(1)/...........................       $21,003        $20,901
                                                                   =======        =======
     Management projects /(2)/..............................       $ 8,404        $10,878
                                                                   =======        =======

(1) The amounts shown are 100% of the gross sales price; the Company is entitled to receive 50% of the net profits from these joint ventures.
(2) The amounts shown are 100% of the gross sales price; the Company receives a fee based on the sales of these units, which averages 5% of revenues.


     Development and management fee income, net, increased by $3.0 million primarily because of an increase in management fees from management contracts signed in 1996 and higher development fees from a construction project at Los Angeles Union Station that began in June 1996.

     Equity in earnings of development joint ventures increased by $1.4 million primarily because of a 1997 property sale from a land development joint venture and higher residential joint venture earnings.

     The $2.5 million reduction in losses from land holding costs, net, is primarily attributable to sales of properties and property tax refunds.

Other Items on the Statement of Operations
------------------------------------------

     Interest expense was $2.5 million lower in 1997 primarily because of an increase in capitalized interest related to increased development activity in 1997.

     Following is a summary of interest incurred for the years ended December 31, 1997 and 1996:

                                                                  1997           1996        Difference
                                                              -------------  ------------  ---------------
                                                                             (in thousands)
Total interest incurred.....................................       $46,684       $45,377          $ 1,307
Interest capitalized........................................        (6,696)       (2,856)          (3,840)
                                                                   -------       -------          -------
Interest expensed...........................................       $39,988       $42,521          $(2,533)
                                                                   =======       =======          =======

     General and administrative expense increased by $2.9 million in 1997 primarily because of the increase in the Company's overall activities.

     The decrease in gain on sales of non-strategic land and other property in 1997 is summarized as follows:

                                                                   1997          1996        Difference
                                                               ------------  -------------  -------------
                                                                             (in thousands)
Sales........................................................       $31,122       $85,678       $(54,556)
Cost of sales................................................        26,093        61,273        (35,180)
                                                                    -------       -------       --------
      Gain...................................................       $ 5,029       $24,405       $(19,376)
                                                                    =======       =======       ========

     In 1995, the Company began an accelerated program of selling non-strategic assets, with the proceeds intended to pay down a portion of existing debt and fund new development. From 1995 through 1997, the Company sold $179 million of non-strategic assets. In addition, at the end of 1997, $58.8 million of such assets were under contract or option for sale. Because of the diminishing amount of such assets in the Company's portfolio, the Company expects future sales of non-strategic assets to be substantially lower than the levels in the recent past.

     In prior years the Company accrued estimates of its environmental liability (see Note 11 to the Company's Consolidated Financial Statements). During 1997 and 1996, the Company either settled certain claims or received recoveries in excess of what was expected. These settlements/recoveries resulted in increases to net income of $2.6 million in 1997 and $1.1 million in 1996.

     Other, net, increased by $1.1 million in 1997 primarily because of the $1.0 million in costs associated with the filing of a registration statement with the Securities and Exchange Commission in accordance with a Registration Rights Agreement between the Company and the California Public Employees' Retirement System.

Preferred Stock Dividends
-------------------------

     Preferred stock dividends declined by $20.8 million in 1997 compared to 1996 as a result of preferred stock calls. During 1996, the Company commenced a series of calls for redemption of its outstanding preferred stock. As a result of these calls, during 1996, a total of 453,326 shares of $3.75 Series A Cumulative Convertible Preferred Stock ("Series A preferred stock") were converted into 2,501,783 common shares and 508,113 shares of Series A preferred stock were redeemed at a cost of approximately $26.7 million. In 1997, a total of 2,480,671 shares of Series A preferred stock and all of the $3.625 Series B Cumulative Convertible Exchangable Preferred Stock were converted into 29,001,469 shares of common stock, with 7,889 shares of Series A preferred stock redeemed at a cost of approximately $440,000. With the completion of these preferred stock calls in June 1997, the Company has no remaining outstanding preferred stock.

Comparison of the years ended December 31, 1996 to 1995

Income-Producing Properties
---------------------------

     Rental revenue and property operating costs for the Company's income-producing properties for the years ended December 31, 1996 and 1995, respectively, are summarized below:

                                                      Rental Revenue                        Property Operating Costs
                                                      --------------                        ------------------------
                                           1996           1995       Difference        1996          1995       Difference
                                       -------------  ------------  -------------  ------------  ------------  ------------
                                                                       (in thousands)
Industrial buildings.................      $ 55,865       $ 50,716       $ 5,149        $14,014       $11,193        $2,821
Office buildings.....................        28,407         28,662          (255)        12,661        12,179           482
Retail buildings.....................        13,215         11,364         1,851          4,376         2,941         1,435
Land development /(1)/...............        10,589          4,886         5,703          7,252         3,308         3,944
Land leases..........................         7,810          7,200           610          1,105         1,029            76
                                           --------       --------       -------        -------       -------        ------
                                           $115,886       $102,828       $13,058        $39,408       $30,650        $8,758
                                           ========       ========       =======        =======       =======        ======

(1) This category represents interim income-producing uses of properties intended for mixed-use development.

     Of the increase in revenue from industrial buildings, $3.3 million was attributable to eleven new buildings totaling 1.7 million square feet that were completed in late 1995 and 1996. Revenue also increased $1.2 million as a result of higher tenant pass-through charges associated with the new construction and higher operating costs. Operating costs for the industrial portfolio increased, in part, because of new buildings completed and higher overhead, maintenance and repairs.

     Rental revenue for the Company's office portfolio decreased $0.3 million because of a decrease in occupancy, primarily in one building, compared to the same period in 1995. As of the end of 1996, a majority of this office space had been leased. Revenue and costs for retail buildings increased primarily because a 117,000-square-foot building leased to Kmart was acquired in December 1995 at the East Baybridge shopping center.

     The increase in revenue and costs from land development properties resulted, in large part, from determination by the Company at the end of 1995 that Mission Bay and certain other properties no longer qualified for the capitalization of interest expense. As a result, incremental revenue and operating costs from interim uses, which had previously also been capitalized to the project, were included in the consolidated statement of operations effective January 1, 1996. Rental revenue and property operating cost increases attributable to Mission Bay and other such properties were $6.1 million and $3.3 million, respectively, in 1996.

Development Activities and Fee Services
---------------------------------------

     Gain on development property sales increased to $15.6 million in 1996 from $953,000 in 1995, summarized as follows:

                                                                 1996            1995        Difference
                                                            ---------------  -------------  ------------
Commercial Sales:                                                          (in thousands)
Sales.....................................................          $40,525         $3,224       $37,301
Cost of sales.............................................           26,709          2,271        24,438
                                                                    -------         ------       -------
       Gain...............................................           13,816            953        12,863
                                                                    -------         ------       -------

RESIDENTIAL SALES:
Sales.....................................................           21,945              -        21,945
Cost of sales.............................................           20,138              -        20,138
                                                                    -------         ------       -------
       Gain...............................................            1,807              -         1,807
                                                                    -------         ------       -------
                Total gain on development property sales..          $15,623         $  953       $14,670
                                                                    =======         ======       =======

     The significant increase in gain on development property sales is attributable to improved industrial development activity ($7.9 million), residential sales activity resulting from the acquisition of The Akins Companies ($1.8 million) and the sale of the Metropolitan Water District site at the Company's Los Angeles Union Station project ($5.0 million).

     Development and management fee income, net, increased to $3.4 million during 1996 from $1.9 million in 1995. This increase was primarily from "design-build" fee income for the 500,000-square-foot Metropolitan Water District's corporate headquarters at Los Angeles Union Station, residential development fee income and fees under various management contracts.

Other Items on the Statement of Operations
------------------------------------------

     Total interest incurred was $3.9 million lower in 1996 compared to 1995 because of debt reduction in 1996 and late 1995. However, during 1996, the Company capitalized $2.9 million of interest compared to $23.6 million in 1995 because Mission Bay and certain other properties no longer qualified for capitalization of interest. As a result, interest expense increased $16.8 million.

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

     In 1995, the Company began an accelerated program of selling non-strategic assets, with the proceeds intended to pay down a portion of its existing debt and fund new development. In connection with this program, the Company completed sales totaling $85.7 million resulting in gains of $24.4 million in 1996 compared to completed sales of $62.2 million and gains of $32.8 million in 1995.

     In 1995, the Company took a $102.4 million charge to adjust the carrying value of certain properties, where the carrying cost exceeded what management expected to recover through future operations and ultimate sale of such properties. This charge included $84.8 million resulting from the Company's decision to terminate the 1991 Development Agreement for its Mission Bay project in San Francisco.

     Litigation and environmental costs decreased by $2.1 million. The $1.1 million income in 1996 represents amounts received from settlement proceeds in environmental matters, with no offsetting cost being incurred. The $1.0 million expense in 1995 represents actual environmental costs incurred with respect to operating properties, partly offset by income resulting from the settlement of litigation in favor of the Company.

     Other, net, decreased by $2.5 million in 1996 as a result of lower interest income.

     The Company completed a preferred stock call in September 1996. As a result, a charge of $1.3 million for the premium on that redemption was recognized in 1996. No preferred calls occurred in 1995.

Earnings Before Depreciation and Deferred Taxes

     The Company uses a supplemental performance measure called Earnings Before Depreciation and Deferred Taxes (EBDDT) along with net income (loss) to report its operating results. EBDDT is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Additionally, EBDDT is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. However, the Company believes that EBDDT provides relevant information about its operations and is necessary, along with net income (loss), for an understanding of its operating results.

     EBDDT is calculated by taking net income (loss) and making various adjustments. Depreciation, amortization and deferred income taxes are excluded from EBDDT as they represent non-cash charges. In addition, gains on the sale of non-strategic land and other assets, adjustments to the carrying value of property and premium on the redemption of preferred stock represent non-operating, unusual and/or nonrecurring items and are excluded from the EBDDT calculation. EBDDT is reconciled to net income (loss), as follows:

                                                                              1997           1996           1995
                                                                          -------------  -------------  -------------
                                                                                        (in thousands)
Net income (loss) applicable to common stockholders.....................      $ 23,888       $  1,894       $(56,815)
Depreciation and amortization...........................................        31,245         30,561         27,990
Deferred income taxes...................................................        12,667         16,468        (22,532)
Gain on non-strategic land and other asset sales........................        (5,029)       (24,405)       (32,789)
Adjustment to carrying value of property................................             -              -        102,400
Premium on redemption of preferred stock................................             -          1,334              -
                                                                              --------       --------       --------
      Earnings before depreciation and deferred taxes...................      $ 62,771       $ 25,852       $ 18,254
                                                                              ========       ========       ========
Average number of common shares outstanding - basic.....................        97,601         74,947         72,967
                                                                              ========       ========       ========
Average number of common shares outstanding - assuming dilution.........       100,768         75,835         72,967
                                                                              ========       ========       ========

     The $36.9 million increase in EBDDT in 1997 compared to 1996 was primarily because of a reduction in preferred stock dividends and improved results from income-producing assets.

     The $7.6 million increase in EBDDT from 1995 to 1996 was primarily because of an increase in gain on development property sales, improved operating results from income-producing assets and a decrease in general and administrative expenses, all of which were partially offset by higher interest expense in 1996 because of the decision that the Mission Bay project no longer qualified for the capitalization of interest.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities

     Cash provided by operating activities reflected in the statement of cash flows for the years ended December 31, 1997, 1996 and 1995 was $84.2 million, $111.1 million and $102.2 million, respectively. The $26.9 million decrease from 1996 to 1997 is primarily because of a $52.4 million increase in 1997 expenditures for development of property for sale and residential acquisitions and an increase in notes and accounts receivable related to development and sales activity offset by improved earnings from income-producing properties. The Company started construction on 112 residential units and completed 128 units in 1997 compared to 68 starts and 24 completions for the same period in 1996. Capital expenditures for development properties for the years ended 1997, 1996 and 1995 are included in the schedule of capital expenditures in the following discussion of cash flows from investing activities.

     The $8.9 million increase in cash provided by operating activities in 1996 compared to 1995 is primarily the result of a significant increase in 1996 development property and non-strategic land sales, offset by an increase in interest expense and increased capital expenditures for properties developed to be sold.

     Cash generated from sales of non-strategic land and development property was $108.4 million, $113.1 million and $58.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. Cash generated from rental operations increased principally because of the addition of new buildings.


Cash flow from investing activities

     Net cash used in investing activities reflected in the statement of cash flows for the years ended December 31, 1997, 1996 and 1995 was $156.5 million, $64.4 million and $30.7 million, respectively. The increase between 1997 and 1996 is primarily because of a $67.8 million increase in capital expenditures and $18.0 million increase in joint venture contributions.

     Capital expenditures reflected in the statement of cash flows include the following:

                                                                                  1997          1996          1995
                                                                                ---------     ---------     --------
                                                                                          (in millions)
CAPITAL EXPENDITURES INCLUDED IN CASH FLOW FROM OPERATING ACTIVITIES/(1)/
Capital expenditures for residential and industrial development properties....    $ 47.2         $ 24.7        $ 2.7
Residential property acquisitions/(3)/........................................      44.5           16.3            -
Capitalized interest and property tax.........................................       2.7            1.0          0.1
                                                                                  ------         ------        -----
                                                                                    94.4           42.0          2.8
                                                                                  ------         ------        -----

CAPITAL EXPENDITURES INCLUDED IN CASH FLOW FROM INVESTING ACTIVITIES /(2)/
Construction and building improvements........................................      68.2           32.8         14.8
Commercial property acquisitions..............................................      30.1           12.2          9.3
Predevelopment................................................................      17.4           11.1          3.7
Infrastructure and other......................................................      15.5           11.5          9.6
Capitalized interest and property tax.........................................       4.3            2.2         26.1
Tenant improvements...........................................................       5.7            3.6          2.2
                                                                                  ------         ------        -----
                                                                                   141.2           73.4         65.7
                                                                                  ------         ------        -----
Total Capital Expenditures/(3)/...............................................    $235.6         $115.4        $68.5
                                                                                  ======         ======        =====

(1) This category includes capital expenditures for properties the Company intends to sell.
(2) This category includes capital expenditures for properties the Company intends to hold for its own account.
(3) Excludes $16.2 million invested in join ventures to acquire residential property.

     Capital expenditures for residential and industrial development properties -- relates to the development of residential and for-sale industrial development properties. The increase from 1996 to 1997 is primarily because of the increase in both residential and for-sale industrial development activity and the fact that 1997 reflects the first full year of residential activity since the purchase of the Akins Companies in March 1996.

     Construction and building improvements -- relates primarily to development of new industrial properties held for lease and improvements to existing buildings. Industrial development activity is summarized below:

                                                                       Year Ended December 31,
                                                                       -----------------------
                                                            1997                  1996                1995
                                                       ---------------       --------------       -------------
                                                                              (square feet)
Under construction, beginning of period..............       2,286,961              641,128             337,136
Construction starts..................................       3,804,000/(1)/       3,259,308             791,846
Completed - Retained in portfolio....................      (2,089,200)          (1,269,525)           (437,604)
Completed - Sold.....................................        (308,761)            (343,950)            (50,250)
                                                      ---------------           ----------            --------
     Under construction, end of period...............       3,693,000/(2)/       2,286,961             641,128
                                                      ===============           ==========            ========

(1) The Company's total commercial construction starts in 1997 were 3.9 million square feet which included 81,000 square feet of retail development.
(2) Includes 925,000 square feet of "design-build" development for third-party landowners.

     As of December 31, 1997, the Company had 3.7 million square feet under construction, all of which is expected to be completed in 1998. Of the 3.7 million square feet under construction, approximately 1.7 million square feet is expected to be added to the Company's portfolio.

     Property Acquisitions--During the second quarter of 1997, the Company began the process of actively identifying and acquiring development sites beyond its historical land holdings. As a result, the Company invested approximately $90.8 million in the acquisition of new property directly or through joint ventures.

  * Residential acquisitions-- In 1997, the Company invested approximately $60.7 million in the acquisition of residential development property directly or through joint ventures. These acquisitions will support up to 5,351 new residential lots and included the following significant acquisitions: (1) a 44-acre, 121-lot site in Playa del Rey, California, (2) a 31-acre, 96-lot site in Carlsbad, California, (3) an 8-acre, 47-lot site in Spinnaker Bay in the Long Beach (California) Marina, (4) a 27-acre, 122-lot site in Tustin, California, and (5) a 3,470-acre, 4,965-lot site in a Talega Valley residential land development project in San Clemente, California, through a joint venture. Entitlements and approvals for 2,670 lots have been received and are in progress for the remainder.

  * Industrial acquisitions-- In 1997, the Company invested approximately $30.1 million in the acquisition of industrial development property. These acquisitions added approximately 5.8 million square feet of potential industrial development. During the year, the company acquired: (1) 294 acres of land in Denver, Colorado, (2) 27 acres of land in Oakland, California, (3) 13 acres of land in Richmond, California, (4) 62 acres of land in Mira Loma, California, and (5) 16 acres of land in San Jose, California. Entitlements have been received and construction or development of these sites has commenced or is scheduled to commence by mid-1998.


     Predevelopment--relates primarily to amounts incurred in obtaining entitlements for the Company's major mixed-use projects. The annual increases in predevelopment costs primarily relate to activity at the Mission Bay and Pacific Commons projects .

     Infrastructure and other--primarily represents infrastructure costs incurred in connection with the Company's major mixed-use and development projects. The increase in 1997 compared to 1996 primarily relates to the Pacific Commons and Woodridge, Illinois, projects.

     Capitalized interest and property taxes--represents construction period interest and property taxes capitalized to the Company's development projects. The increase in 1997 compared to 1996 is due to the significant increase in development activity, as noted above. The decrease in 1995 to 1996 is primarily related to the Company's decision in 1995 that the Mission Bay project no longer qualified for capitalization of interest.

     The $33.7 million increase in net cash used in investing activities in 1996 compared to 1995 is primarily from a decrease in short-term investments and restricted cash.

Cash flow from financing activities

     Net cash provided by financing activities reflected in the statement of cash flows increased by $116.9 million in 1997 compared to 1996. This increase is primarily because of a $76.6 million increase in net borrowings used to finance development projects, a $17.1 million decrease in preferred stock dividends paid and a $26.3 million decrease in preferred stock redemptions.

     As of December 31, 1997, the Company had total outstanding debt of $568.7 million, of which 61.5% was non-recourse to the Company and secured by certainproperty of the Company, 38.2% was recourse to the Company and also secured by certain property and 0.3% was unsecured. During the next twelve months, approximately $218.9 million of debt matures, consisting primarily of the secured line of credit but also including construction financing, term loans and first mortgage loans. The Company expects that the maturing debt will most likely be resolved through a combination of long-term fixed-rate financing combined with a restructure of the secured line of credit. All other maturing debt is expected to be repaid upon sale of the property securing it, extended, refinanced or repaid.


Capital commitments

     As of December 31, 1997, the Company had approximately $38.8 million in total commitments for capital expenditures. These commitments are primarily to fund the construction of industrial development projects, predevelopment costs and re-leasing costs.


Cash balances, available borrowings and capital resources

     As of December 31, 1997, the Company had $17.3 million in cash and cash equivalents. In September 1997, the Company modified its secured revolving credit line to increase the maximum commitment from $240 million to $265 million. At December 31, 1997, the Company had available $72.9 million under its modified secured revolving credit facility, $14.7 million under its residential construction facilities and $25 million under an unsecured line of credit.

     The Company's short- and long-term liquidity and capital resources requirements will essentially be provided from three sources: ongoing operating income from rental properties, proceeds from development, non-strategic and other asset sales and fee services income. As noted above, a secured revolving line of credit, an unsecured line of credit and residential construction loan facilities are available to the Company for meeting liquidity requirements. The Company currently estimates the debt requirements relating to its planned development activities will exceed the current commitment under existing debt facilities. The Company believes it will be able to obtain the additional required debt capacity to complete its planned development activities.

     Debt covenants. Certain loan agreements contain restrictive financial covenants, the most restrictive of which require the maximum funded debt to net worth ratio not to exceed 0.75:1, require stockholders' equity to be no less than $385 million and require that the Company maintain certain specified financial ratios. In addition, certain agreements restrict the total leverage for the Company. The Company was in compliance with all such covenants at December 31, 1997.

     Income taxes. At December 31, 1997, the Company's deferred tax liability consisted of deferred tax assets totaling $113.8 million and deferred tax liabilities of $231.5 million. Deferred tax assets included $7.5 million relating to net operating loss carryforwards (''NOLs'') of $21.5 million. The Company has NOLs of $14.5 million, $6.5 million, $0.3 million and $0.2 million which expire in 2007, 2008, 2009 and 2011 (none of the Company's

NOLs are scheduled to expire in 2010). The Company's other deferred tax assets of $106.3 million relate primarily to differences between book and tax basis of properties. These deferred tax assets are not subject to expiration and will likely be realized at the time of taxable dispositions of the properties. Deferred tax liabilities in excess of deferred tax assets are often associated with the same property, with the result that the deferred tax asset will likely be realized in a taxable disposition, without regard to other taxable income. The Company believes it is more likely than not that it will realize the benefit of its deferred tax assets, and that no valuation allowance is required. In making this determination, the Company considered: the nature of its deferred tax assets (and liabilities); the amounts and expiration dates of its NOLs; the historical levels of taxable income; the significant unrealized appreciation of its properties, including properties likely to be sold during the NOL carryforward periods; and its ability in many cases to control the timing of property sales in order to assure that deferred tax assets will be offset by deferred tax liabilities or realized appreciation.

     A significant portion of the Company's NOLs was used to reduce tax payments for 1997, and the Company believes it will use the balance of its NOLs to reduce tax payments for 1998. The estimated amount of federal tax payments if any, will depend on the Company's taxable income.


ENVIRONMENTAL MATTERS

     Many of the Company's properties are in urban and industrial areas and may have been leased to or previously owned by commercial and industrial tenants who may have discharged hazardous materials. The Company incurs on-going environmental remediation costs, including clean-up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean-up, litigation defense and the pursuit of responsible third parties. Costs incurred in connection with operating properties and properties previously sold are expensed. As of December 31, 1997, management has provided a reserve of approximately $11 million for such costs. These costs are expected to be incurred over an estimated ten-year period, with a substantial portion incurred over the next five years.

     Costs incurred for properties to be sold are deferred and will be charged to cost of sales when the properties are sold. Costs relating to undeveloped properties are capitalized as part of development costs. At December 31, 1997, the Company's estimate of its potential liability for identified environmental costs relating to properties to be developed or sold ranged from $12.6 million to $38.2 million. These costs generally will be capitalized as they are incurred over the course of the estimated development period of approximately 20 years. Environmental costs capitalized during the years ended December 31, 1997 and 1996 totaled $5.7 million and $2.8 million, respectively.

     While the Company or outside consultants have evaluated the environmental liabilities associated with most of the Company's properties, any evaluation necessarily is based upon then-prevailing law, identified site conditions and sampling methodologies. The Company monitors its exposure to environmental costs for properties it owns on a regular basis. Properties formerly owned by the Company or its predecessors are not generally accessible for assessment. Although an unexpected event could have a material impact on the results of operations for any period, based on existing assessments, the Company does not believe that such costs for identified liabilities will have a material adverse effect on its financial position, results of operations or cash flows.


Year 2000 Compliance

     The Company has examined the problem presented by the inability of many computer programs to distinguish the year 2000 from the year 1900 (the "Year 2000 Problem"). The primary software package used by the Company is one designed by an outside vendor to be Year 2000 compliant (that is, not to be negatively affected by the occurrence or use of a date in 2000). Other significant operating software has also been designed by third party vendors, and the current versions being used have been certified as being Year 2000 compliant. Although there can be no assurances, at the present time the Company does not believe problems likely to be faced by its vendors, lenders or customers because of the Year 2000 Problem would be likely to have a material adverse impact on the Company. The Company would be affected by systemic problems in the economy resulting from the Year

2000 Problem, such as problems in air traffic control, other transportation systems or overall economic dislocation. In addition, the Company's development activities could be halted or materially delayed if its banks are, as a result of the Year 2000 Problem, unable to advance funds on construction loans, lines of credit or similar facilities. Beginning in 1998, the Company will begin testing all of its systems to ensure Year 2000 compliance. The Company expects to redeploy systems resources from its current staff for such testing so as to eliminate any incremental costs.

Item 8.  Financial Statements and Supplementary Data

         The financial statements and schedules required under Regulation S-X promulgated under the Securities Act of 1933 are identified in Item 14 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                  PART III

         Except for the information relating to the executive officers of the Company set forth in Part I of this Annual Report on Form 10-K, the information required by the following items in this Part III is hereby incorporated by reference to the relevant sections contained in the Company's definitive Proxy Statement ("1998 Proxy Statement") which will be filed with the Securities and Exchange Commission in connection with the 1998 Annual Meeting of Stockholders.

Item 10. Directors and Executive Officers of the Registrant

         The information in the section caption "Election of Directors" in the 1998 Proxy Statement is incorporated herein by reference. Information concerning executive officers required by this Item 10 is located under Part I, Item 4 and pages 23 through page 24 of this Form 10-K.

         The information in the section captioned "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1998 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

         The information in the sections captioned "Election of Directors -- Directors' Compensation," "Employment Agreements" and "Compensation of Executive Officers" included in the 1998 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information in the sections captioned "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the 1998 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         The information in the section captioned "Certain Transactions" in the 1998 Proxy Statement is incorporated herein by reference.



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

        (a)(3) Exhibits


      Exhibit
        No.
      ------
        3.1     Form of Restated Certificate of Incorporation of the Registrant(1)

        3.1A    Amendment to Restated Certificate of Incorporation of the Registrant(6)

        3.2     Form of Certificate of Designations, Preferences and Rights of $3.25 Series A Cumulative Convertible Preferred
                Stock(2)

        3.3     By-Laws, as amended*

        3.4     Form of Certificate of Designations, Preferences and Rights of $3.625 Series B Cumulative Convertible Exchangeable
                Preferred Stock(6)

        4.1     Form of stock certificate representing Common Stock(1)

        4.2     Loan Agreement dated as of February 16, 1994 between the Registrant and The Prudential Insurance Company of
                America(7)

        4.3     Loan Agreement dated as of October 28, 1996 between the Registrant and Bank of America National Trust and Savings
                Association(10)

       10.1     Exploration Agreement and Option to Lease dated December 28, 1989 between the Registrant and Santa Fe Pacific
                Minerals Corporation(1)

       10.2     Registration Rights Agreement dated as of December 29, 1989 among the Registrant, BAREIA, O&Y and Itel(1)

       10.2A    Letter Agreement dated November 14, 1995 between the Registrant and California Public Employees' Retirement
                System(9)

        10.3    Restated Tax Allocation and Indemnity Agreement dated December 29, 1989 among the Registrant and certain of its subsidiaries and Santa Fe Pacific Corporation ("SFP")(1)

        10.4    State Tax Allocation and Indemnity Agreement dated December 29, 1989 among the Registrant and certain of its subsidiaries and SFP(1)

        10.5    Registrant's Incentive Stock Compensation Plan(3)

        10.6    Termination, Substitution and Guarantee Agreement between ATSF and the Registrant dated December 21, 1990(4)

        10.7    Registrant's Amended and Restated 1991 Stock Option Plan*

        10.8    Registrant's Amended and Restated Executive Stock Option Plan*



        10.9    Form of First Amendment to Registration Rights Agreement among the Registrant, BAREIA, O&Y and Itel(5)

        10.10   Amended and Restated Executive Employment Agreement dated as of November 29, 1995 between the Registrant and Nelson
                C. Rising(9)

        10.11   Executive Employment Agreement dated February 10, 1995 between the Registrant and Timothy J. Beaudin(8)

        10.12   Employment Agreement dated July 24, 1996 between the Registrant and Stephen P. Wallace(9)

        10.13   Registrant's Amended and Restated 1995 Stock Option Plan*

        10.14   Registrant's Amended and Restated 1996 Performance Award Plan*

        10.15   Employment Agreement dated February 1, 1996 between the Registrant and Ira Yellin(10)

        10.16   Letter Agreement dated February 1, 1996 between the Registrant and Ira Yellin(10)

        10.17   Amended and Restated Employment Agreement dated September 16,1997 between the Registrant and Kathleen Smalley*

        10.18   Letter Agreement dated November 16, 1996 between the Registrant and Steve Wallace(10)

        10.19   Letter Agreement dated November 16, 1996 between the Registrant and Timothy Beaudin(10)

        10.20   Office lease dated November 22, 1996 between Bradbury Associates, L.P. and the Registrant(10)

        10.21   Registrant's Deferred Compensation Plan*

        21.1    Subsidiaries of the Registrant*

        23.1    Consent of Independent Accountants*

        24.1    Powers of Attorney from directors with respect to the filing of the Form 10-K*

        27      Financial Data Schedule*

        99.1    Report of the Independent Real Estate Appraisers dated March 12, 1996(9)

         The Registrant has omitted instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10 percent of the assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of such instrument to the Commission upon request.

        (b)     Reports on Form 8-K

                None.
______________________________

*Filed with this report on Form 10-K.

(1) Incorporated by reference to the Registration Statement on Form 10 (Commission File No. 0-18694) as filed with the Commission on July 18, 1990 ("Form 10").

(2) Incorporated by reference to the Form 8 constituting a Post-Effective Amendment No. 1 to the Form 8-A as filed with the Commission on February 19, 1993.

(3) Incorporated by reference to the Form 8 constituting Post-Effective Amendment No. 1 to the Form 10 as filed with the Commission on November 20, 1990.

(4) Incorporated by reference to the Form 10-K for the year ended December 31, 1990.

(5) Incorporated by reference to Amendment No. 2 to Form S-3 as filed with the Commission on February 4, 1993.

(6) Incorporated by reference to the Form 10-K for the year ended December 31, 1993.

(7) Incorporated by reference to Amendment No. 1 to the Form 10-K for the year ended December 31, 1993.

(8) Incorporated by reference to the Form 10-K for the year ended December 31, 1994.

(9) Incorporated by reference to the Form 10-K for the year ended December 31, 1995.

(10) Incorporated by reference to the Form 10-K for the year ended December 31, 1996.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       CATELLUS DEVELOPMENT CORPORATION

                                By /s/ Nelson C. Rising
                                   --------------------------------
                                       Nelson C. Rising
                                       President and Chief Executive
                                       Officer

Dated:  March 31, 1998

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



        Signature                                           Title                                  Date
        ---------                                           -----                                  ----

   /s/  Nelson C. Rising
----------------------------------                   President, Chief Executive                March 31, 1998
        Nelson C. Rising                             Officer and Director
                                                     Principal Executive Officer
   /s/  Stephen P. Wallace
----------------------------------                   Senior Vice President and                 March 31, 1998
        Stephen P. Wallace                           Chief Financial Officer
                                                     Principal Financial Officer
   /s/  Paul A. Lockie
----------------------------------                   Vice President and Controller             March 31, 1998
        Paul A. Lockie                               Principal Accounting Officer



        *                                       Director
-------------------------------------
        Joseph F. Alibrandi


        *                                       Director
-------------------------------------
        Daryl J. Carter


        *                                       Director
-------------------------------------
        Richard D. Farman


        *                                       Director
-------------------------------------
        Christine Garvey


        *                                       Director
-------------------------------------
        William M. Kahane


        *                                       Director
-------------------------------------
        Donald J. McNamara


        *                                       Director
-------------------------------------
        Leslie D. Michelson


        *                                       Chairman of the Board, Director
-------------------------------------
        Jacqueline R. Slater


        *                                       Director
-------------------------------------
        Thomas M. Steinberg


        *                                       Director
-------------------------------------
        Beverly Benedict Thomas





*       By/s/ PAUL A. LOCKIE
          -------------------
        March 31, 1998
        Paul A. Lockie
        Attorney-in-fact

                      CATELLUS DEVELOPMENT CORPORATION
                        INDEX TO FINANCIAL STATEMENTS



                                                                                               PAGE
                                                                                               ----

 FINANCIAL STATEMENTS
 Report of Independent Accountants dated January 30, 1998....................................  F-2
 Consolidated Balance Sheet at December 31, 1997 and 1996....................................  F-3
 Consolidated Statement of Operations for the years ended December 31, 1997, 1996 and 1995...  F-4
 Consolidated Statement of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995...............................................................................  F-5
 Consolidated Statement of Cash Flows for the years ended December 31, 1997, 1996 and 1995...  F-6
 Notes to Consolidated Financial Statements..................................................  F-7
 Summarized Quarterly Results (Unaudited)....................................................  F-23

FINANCIAL STATEMENT SCHEDULES

Report of Independent Accountants dated January 30, 1998....................................  S-1
Schedule II -- Valuation and Qualifying Accounts............................................  S-2
Schedule III -- Real Estate and Accumulated Depreciation....................................  S-3
Attachment A to Schedule III................................................................  S-4

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Catellus Development Corporation

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Catellus Development Corporation and its subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Francisco, California
January 30, 1998

                       CATELLUS DEVELOPMENT CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)

                                                                               DECEMBER 31,
                                                                ------------------------------------------
                                                                        1997                   1996
                                                                --------------------    ------------------
ASSETS
      Properties.............................................            $1,358,807            $1,235,440
      Less accumulated depreciation..........................              (235,832)             (211,338)
                                                                         ----------            ----------
                                                                          1,122,975             1,024,102

     Other assets and deferred charges, net..................                50,138                50,547
     Notes receivable, less allowance........................                30,971                11,924
     Accounts receivable, less allowance.....................                19,641                12,965
     Cash and cash equivalents...............................                17,294                23,580
                                                                         ----------            ----------
                    Total....................................            $1,241,019            $1,123,118
                                                                         ==========            ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
     Mortgage and other debt.................................            $  568,699            $  496,742
     Accounts payable and accrued expenses...................                62,681                54,178
     Deferred credits and other liabilities..................                40,035                43,007
     Deferred income taxes                                                  117,705               106,738
                                                                         ----------            ----------
               Total liabilities.............................               789,120               700,665
                                                                         ----------            ----------

     Commitments and contingencies (Note 15)

     Stockholders' equity
        Preferred stock......................................                    --               274,428
        Common stock (106,503 and 77,028 shares
           issued at December 31, 1997 and 1996).............                 1,065                   770
        Paid-in capital......................................               476,047               197,709
        Accumulated deficit..................................               (25,213)              (50,454)
                                                                         ----------            ----------
               Total stockholders' equity....................               451,899               422,453
                                                                         ----------            ----------
                    Total....................................            $1,241,019            $1,123,118
                                                                         ==========            ==========

                See notes to consolidated financial statements.

                       CATELLUS DEVELOPMENT CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------------------
                                                                       1997              1996              1995
                                                                   -------------     -------------     ------------
INCOME PRODUCING PROPERTIES
     Rental revenue..........................................          $128,953          $115,886        $ 102,828
     Property operating costs................................           (38,670)          (39,408)         (30,650)
     Equity in earnings of joint ventures, net...............             7,436             5,993            5,826
                                                                       --------          --------        ---------
                                                                         97,719            82,471           78,004
                                                                       --------          --------        ---------
DEVELOPMENT ACTIVITIES AND FEE SERVICES
     Gain on development property sales......................            13,197            15,623              953
     Development and management fee income, net..............             6,449             3,432            1,924
     Equity in earnings of joint ventures, net...............             2,123               758            1,209
     Land holding costs, net.................................            (1,241)           (3,724)          (3,871)
                                                                       --------          --------        ---------
                                                                         20,528            16,089              215
                                                                       --------          --------        ---------
Interest expense.............................................           (39,988)          (42,521)         (25,757)
Depreciation and amortization................................           (31,245)          (30,561)         (27,990)
General and administrative expense...........................           (10,897)           (8,019)         (10,924)
Gain on non-strategic land and other asset sales.............             5,029            24,405           32,789
Adjustment to carrying value of property.....................                --                --         (102,400)
Litigation and environmental costs...........................             2,551             1,093             (961)
Other, net...................................................            (1,113)              (19)           2,504
                                                                       --------          --------        ---------
     INCOME (LOSS) BEFORE INCOME TAXES.......................            42,584            42,938          (54,520)
                                                                       --------          --------        ---------
Income tax (expense) benefit
     Current.................................................            (4,676)           (1,069)          (1,014)
     Deferred................................................           (12,667)          (16,468)          22,532
                                                                       --------          --------        ---------
                                                                        (17,343)          (17,537)          21,518
                                                                       --------          --------        ---------
     NET INCOME (LOSS).......................................            25,241            25,401          (33,002)
Preferred stock dividends....................................            (1,353)          (22,173)         (23,813)
Premium on redemption of preferred stock.....................                --            (1,334)              --
                                                                       --------          --------        ---------
     NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS.....          $ 23,888          $  1,894        $ (56,815)
                                                                       ========          ========        =========

     Net income (loss) per share of common stock -
         basic and assuming dilution.........................             $0.24             $0.03           $(0.78)
                                                                       ========          ========        =========
     Average number of common shares outstanding - basic.....            97,601            74,947           72,967
                                                                       ========          ========        =========
     Average number of common shares outstanding -
         assuming dilution...................................           100,768            75,835           72,967
                                                                       ========          ========        =========


                See notes to consolidated financial statements.

                       CATELLUS DEVELOPMENT CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)



                                                PREFERRED STOCK             COMMON STOCK         PAID-IN       ACCUMULATED
                                                ---------------             ------------
                                             SHARES         AMOUNT        SHARES     AMOUNT      CAPITAL        DEFICIT
                                             ------         ------        ------     ------      -------     -----------

Balance at December 31, 1994.............       6,450      $ 322,500       72,967     $  730     $220,338        $(43,879)
  Series A preferred stock dividends.....          --             --           --         --      (12,938)             --
  Series B preferred stock dividends.....          --             --           --         --      (10,875)             --
  Net loss...............................          --             --           --         --           --         (33,002)
                                               ------      ---------      -------     ------     --------        --------
Balance at December 31, 1995.............       6,450        322,500       72,967        730      196,525         (76,881)
  Redemption of Series A preferred stock.        (508)       (25,406)          --         --       (1,334)             --
  Conversion of Series A preferred stock.        (453)       (22,666)       2,502         25       22,641              --
  Series A preferred stock dividends.....          --             --           --         --      (11,298)             --
  Series B preferred stock dividends.....          --             --           --         --      (10,875)             --
  Exercise of stock options and other....          --             --        1,559         15        2,050           1,026
  Net income.............................          --             --           --         --           --          25,401
                                               ------      ---------      -------     ------     --------        --------
Balance at December 31, 1996.............       5,489        274,428       77,028        770      197,709         (50,454)
  Redemption of Series A preferred stock.          (8)          (395)          --         --          (69)             --
  Conversion of Series A preferred stock.      (2,481)      (124,033)      13,696        137      123,896              --
  Conversion of Series B preferred stock.      (3,000)      (150,000)      15,306        153      149,847              --
  Series B preferred stock dividends.....          --             --           --         --       (1,353)             --
  Exercise of stock options and other....          --             --          473          5        6,017              --
  Net  income............................          --             --           --         --           --          25,241
                                               ------      ---------      -------     ------     --------        --------
Balance at December 31, 1997.............          --      $      --       106,503    $1,065     $476,047        $(25,213)
                                               ======      =========       =======    ======     ========        ========



                See notes to consolidated financial statements.

                       CATELLUS DEVELOPMENT CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------------------------
                                                                                    1997             1996                1995
                                                                                -------------     -----------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)..............................................            $  25,241          $  25,401            $ (33,002)
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation and amortization.............................               31,245             30,561               27,990
          Deferred income taxes.....................................               12,667             16,468              (22,392)
          Amortization of deferred loan fees and other costs........                2,959              4,799                2,743
          Equity in earnings of joint ventures......................               (9,559)            (6,751)              (7,035)
          Operating distributions from joint ventures...............               12,129             10,235                8,332
          Cost of non-strategic land and development properties sold              111,509             84,276               23,716
          Expenditures for development properties...................              (94,371)           (41,978)              (2,761)
          Adjustment to carrying value of property..................                   --                 --              102,400
          Other, net................................................                1,911             (1,904)               2,224
     Change in assets and liabilities:..............................
          Accounts and notes receivable.............................              (26,713)            (9,681)               1,306
          Other assets and deferred charges.........................               (1,110)           (13,444)              (5,652)
          Accounts payable and accrued expenses.....................               15,482             12,341                  850
          Other.....................................................                2,779                754                3,483
                                                                                ---------          ---------            ---------
Net cash provided by operating activities...........................               84,169            111,077              102,202
                                                                                ---------          ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Property acquisitions..........................................              (30,105)           (12,230)              (9,326)
     Capital expenditures...........................................             (105,396)           (57,517)             (54,190)
     Tenant improvements............................................               (5,697)            (3,613)              (2,246)
     Net proceeds from sale of other assets.........................                2,623              8,969                   --
     Contributions to joint ventures................................              (17,966)                --                   --
     Reduction in short-term investments and  restricted cash.......                   --                 --               35,067
                                                                                ---------          ---------            ---------
Net cash used in investing activities...............................             (156,541)           (64,391)             (30,695)
                                                                                ---------          ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings.....................................................              181,680            222,052               99,013
     Repayment of borrowings........................................             (107,467)          (224,470)            (135,884)
     Dividends paid.................................................               (5,975)           (23,067)             (23,813)
     Redemption of preferred stock..................................                 (471)           (26,739)                  --
     Contributions to/distribution from minority partners, net......               (5,167)             1,201                   --
     Proceeds from issuance of common stock.........................                3,486                174                   --
                                                                                ---------          ---------            ---------
Net cash provided by (used in) financing activities.................               66,086            (50,849)             (60,684)
                                                                                ---------          ---------            ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS................               (6,286)            (4,163)              10,823
Cash and cash equivalents at beginning of year......................               23,580             27,743               16,920
                                                                                ---------          ---------            ---------
Cash and cash equivalents at end of year............................            $  17,294          $  23,580            $  27,743
                                                                                =========          =========            =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
          Interest (net of amount capitalized)......................            $  36,717          $  39,144            $  23,208
          Income taxes..............................................            $   1,338          $   1,009            $     444

                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

         Catellus Development Corporation (the Company) is a diversified real estate operating company, with a large portfolio of income-producing properties and developable land, that manages and develops real estate for its own account and others. The Company's portfolio of industrial, residential, retail and office projects, undeveloped land and joint venture interests are primarily located in major markets in California and 7 other western states. The Company's income-producing properties consist primarily of industrial facilities, along with a number of office and retail buildings located in California, Arizona, Illinois, Texas, Colorado and Oregon. The Company also has substantial undeveloped land holdings primarily in these same states.

         In March 1996, the Company acquired The Akins Companies (Akins), a residential real estate company involved in home building, community development and project management services, primarily in Southern California. Akins was acquired in exchange for 1,528,421 shares of the Company's common stock in a transaction that qualified for the pooling of interest method of accounting. However, prior financial statements were not restated because Akins was not material to the financial position, results of operations or cash flows of the Company. Concurrent with this acquisition, Akins changed its legal name to Catellus Residential Group (Residential Group) and commenced development of certain of the Company's residential land holdings, projects previously started by Akins and new development activities on properties owned by others.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation--The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and investees over 50% owned which are controlled by the Company. All other investees are accounted for using the equity method.

         Revenue recognition--Rental revenue, in general, is recognized when due from tenants; however, revenue from leases with rent concessions or fixed escalations is recognized on a straight-line basis over the initial term of the lease. Direct costs of negotiating and consummating a lease are deferred and amortized over the initial term of the related lease.

         The Company recognizes revenue from the sale of properties using the accrual method. Sales not qualifying for full recognition at the time of sale are accounted for under the percentage-of-completion method. In general, specific identification is used to determine the cost of sales. Estimated future costs to be incurred by the Company after completion of each sale are included in cost of sales.

         Cash and cash equivalents --The Company considers all highly liquid investments with a maturity of three months or less at time of purchase to be cash equivalents.

         Financial instruments--The historical cost basis of the Company's notes receivable is representative of fair value based on a comparison to year-end interest rates for receivables of comparable risks and maturities. Mortgage and other debt have carrying values which approximate estimated fair value based on a comparison to year-end interest rates for debt with similar terms and remaining maturities, with the exception of one of the Company's first mortgage loans. As of December 31, 1997, this loan had an estimated aggregate fair market value of approximately $270 million and remaining principal of $251.6 million.

         Property and deferred costs--Real estate is stated at cost or the lower of cost or estimated fair value. For operating properties and properties held for long-term investment, a write-down to estimated fair value is recognized when a property's estimated undiscounted future cash flow, before interest charges, is less than its book value. For properties held for sale, a write-down to estimated fair value is recorded when the Company determines that the carrying cost exceeds the estimated selling price, less cost to sell. This evaluation is made by management on a property by property basis. The evaluation of fair value and future cash flows from individual properties requires significant judgment; it is reasonably possible that a change in estimate could occur.

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

     Allocated costs--Direct and indirect costs incurred by the Company in connection with development property sales and development and management fees are reflected as an offset to the associated revenues in the accompanying consolidated statement of operations.

     Notes Receivable--Notes receivable are carried at the principal balance, less estimated uncollectible amounts of $0.8 million as of December 31, 1996. Interest is recognized as earned; however, the Company discontinues accruing interest when collection is considered doubtful. All notes are secured by real property.

     Allowance for uncollectible accounts--Accounts receivable are net of an allowance for uncollectible accounts totaling $2.1 million and $2.4 million at December 31, 1997 and 1996, respectively.

     Environmental costs--The Company incurs on-going environmental remediation costs, including clean-up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean-up, litigation defense, and the pursuit of responsible third parties. Costs incurred in connection with operating properties and properties previously sold are expensed. Costs relating to undeveloped land are capitalized as part of development costs. Costs incurred for properties to be sold are deferred and charged to cost of sales when the properties are sold.

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

     Income taxes--Income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company's assets and liabilities. In estimating future tax consequences, expected future events are considered except for potential income tax law or rate changes.

     Net income (loss) per share--Net income (loss) per share of common stock is computed by dividing net income (loss), after reduction for preferred stock dividends and premium on redemption of preferred stock, by the weighted average number of shares of common stock and equivalents outstanding during the period (see table below for effect of dilutive securities).

                                                                            Year ended December 31,
                                            ----------------------------------------------------------------------------------------

                                                        1997                        1996                            1995
                                            ----------------------------  ----------------------------    --------------------------

                                                                 Per                           Per                           Per
                                                                Share                         Share                         Share
                                            Income   Shares    Amount     Income    Shares   Amount        Income  Shares  Amount
                                            -------  ------    ------     ------    ------   ------        ------  ------  -------
                                                                     (In thousands, except per share data)
Net income (loss).......................    $25,241                       $ 25,401                        $(33,002)
Less: Preferred stock dividends.........     (1,353)                       (22,173)                        (23,813)
         Premium on redemption of
         preferred stock................          -                         (1,334)                              -
                                            -------                       --------                        --------
Net income (loss) applicable to
         common stockholders............     23,888    97,601      $0.24     1,894   74,947      $0.03     (56,815)  72,967  ($0.78)

                                                                   =====                         =====                        ======
Effect of dilutive securities:
         Stock options..................          -     3,167                    -      888                      -        -
                                            -------   -------             --------   ------               --------   ------
Net income (loss) applicable to common
       stockholders plus assumed
       conversion of options............    $23,888   100,768      $0.24  $  1,894   75,835      $0.03    $(56,815)  72,967  ($0.78)

                                            =======   =======  =========  ========   ======  =========    ========   ======  ======


     Preferred stock convertible into 29,040,000 and 34,346,000 shares of common stock was outstanding at December 31, 1996 and 1995, respectively, but was not included in the computation of diluted income (loss) per share because the assumed conversion would be anti-dilutive for each period. In addition, at December 31, 1995, options to purchase 2,877,000 shares of common stock were not included in the computation of diluted income (loss) per share because the options' exercise price was greater than the average annual market price of the common stock.

     Use of estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Actual results could differ from those estimates.

     Reclassifications--Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

     New Accounting Standards--In the fourth quarter 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which changes the method of calculation and presentation of earnings per share. This change did not have any impact on previously reported earnings per share amounts for the years ended December 31, 1997, 1996 or 1995.

     During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, ''Reporting Comprehensive Income'', and No. 131, ''Segment Reporting''. Both standards are effective for fiscal years beginning after December 15, 1997. The Company plans to adopt these standards in the first quarter of 1998 and does not expect that they will have a material effect on its financial presentation and disclosure.

NOTE 3.  MORTGAGE AND OTHER DEBT

         Mortgage and other debt at December 31, 1997 and 1996 consisted of the following (in thousands):


                                                                                         1997             1996
                                                                                      -----------      -----------
First mortgage loan, interest at an average rate of 8.71%, due at
  various dates through March 1, 2004 (a).......................................         $251,589         $259,063
Secured revolving credit line, interest variable (7.567% at December 31, 1997),
  due November 1, 1998 (b)......................................................          192,100          118,600
First mortgage loans, interest at 7.625% to 10.05%, due at various
  dates through March 1, 2009 (c)...............................................           65,843           67,249
Assessment district bonds, interest at 6.218% to 8.7%, due at various
  dates through April 10, 2021 (d)..............................................           17,825           21,012
Residential construction loans, interest variable (9.25% to 9.75%
  at December 31, 1997), due at various dates through September 25, 1998  (e)...            6,453           10,105
Term loan, secured, interest variable (7.625% at December 31, 1997),
  due August 1, 2002 (f)........................................................           12,929            9,000
Secured promissory notes, interest variable (9.5% to 10.5% at December 31, 1997),
  due at various dates through June 12, 2002 (g)................................           21,570            6,160
Construction loans, interest variable...........................................               --            5,028
Other loan, interest at 4.6%, due at various dates through
   December 31, 1999............................................................              390              525
                                                                                         --------         --------
                                                                                         $568,699         $496,742
                                                                                         ========         ========

(a) This loan with The Prudential Insurance Company of America is collateralized by certain of the Company's operating properties and by an assignment of rents generated by the underlying properties. This loan has a penalty if paid prior to maturity.

(b) On October 28, 1996, the Company entered into an agreement for a $240 million credit line which replaced six existing credit lines or term facilities. On September 15, 1997, the credit line was expanded by an additional $25 million to $265 million, subject to the underlying borrowing base. This credit line is used to fund the Company's development projects, interim capital requirements and to provide working capital for general corporate purposes. At December 31, 1997, $72.9 million was available for future borrowings. The credit line is collateralized by certain of the Company's operating properties, an assignment of rents generated by the underlying properties and certain land holdings.

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

(e) The Company's residential construction loans are used to finance development projects and are secured by the related land and improvements. The Residential Group and certain joint venture partners have guaranteed $6.1 million of these borrowings. At December 31, 1997, $14.7 million was available for future borrowings under these residential construction loans.

(f) This secured term loan is collateralized by an operating property and by an assignment of rents generated by the underlying property.

(g) These promissory notes were used to finance land purchases for residential development projects and are secured by deeds of trust.

     As of December 31, 1997, the Company had a $25 million unsecured revolving line of credit which matures May 1, 1998. There have been no advances under this credit facility and, as of December 31, 1997, the entire $25 million was available for future borrowings.

     Certain loan agreements contain restrictive financial covenants, the most restrictive of which allows for a maximum funded debt to net worth not to exceed 75%, require stockholders' equity to be no less than $385 million, and that the Company maintain certain specified financial ratios. In addition, certain agreements restrict the level of total leverage for the Company. The Company was in compliance with all such covenants at December 31, 1997.

     The maturities of mortgage and other debt outstanding as of December 31, 1997 are summarized as follows (in thousands):

     1998............................................................................     $218,933
     1999............................................................................       11,744
     2000............................................................................        9,774
     2001............................................................................       10,612
     2002............................................................................       83,231
     Thereafter......................................................................      234,405
                                                                                          --------
                                                                                          $568,699
                                                                                          ========

     Interest costs relating to mortgage and other debt for the years ended December 31, 1997, 1996 and 1995 are summarized as follows (in thousands):

                                                                         1997         1996          1995
                                                                         ----         ----          ----
     Total interest incurred......................................     $46,684      $45,377      $ 49,316
     Interest capitalized.........................................      (6,696)      (2,856)      (23,559)
                                                                       -------      -------      --------
     Interest expensed............................................     $39,988      $42,521      $ 25,757
                                                                       =======      =======      ========


NOTE 4.  INCOME TAXES

         The income tax expense (benefit) reflected in the consolidated statement of operations differs from the amounts computed by applying the federal statutory rate of 35% to income (loss) before income taxes as follows (in thousands):

                                                                                 1997           1996         1995
                                                                                 ----           ----         ----
         Federal income tax expense (benefit) at statutory rate...........          $14,904       $15,028      $(19,082)
         Increase (decrease) in taxes resulting from:
            State income taxes, net of federal impact.....................            2,345         2,441        (2,460)
            Other.........................................................               94            68            24
                                                                                    -------       -------      --------
                                                                                    $17,343       $17,537      $(21,518)
                                                                                    =======       =======      ========

     Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and for operating loss and tax credit carryforwards. Significant components of the Company's net deferred tax liability as of December 31, 1997 and 1996 are as follows (in thousands):

                                                                          1997          1996
                                                                          ----          ----
Deferred tax liabilities:
     Involuntary conversions (condemnations) of property...........     $ 89,076      $ 90,074
     Capitalized interest and taxes................................       88,580        89,119
     Like-kind property exchanges..................................       22,463        22,392
     Investments in partnerships...................................       23,335        20,544
     Other.........................................................        8,043         5,999
                                                                        --------      --------
                                                                         231,497       228,128
                                                                        --------      --------

     Deferred tax assets:
     Operating loss and tax credit carryforwards...................        9,757        14,345
     Intercompany transactions (prior to spin-off).................       14,620        16,332
     Capitalized rent..............................................       23,873        23,469
     Adjustment to carrying value of property......................       43,669        46,026
     Depreciation and amortization.................................       10,399         8,897
     Environmental reserve.........................................        4,624         4,633
     Other.........................................................        6,850         7,688
                                                                        --------      --------
                                                                         113,792       121,390
     Deferred tax assets valuation allowance.......................           --            --
                                                                        --------      --------
                                                                         113,792       121,390
                                                                        --------      --------
     Net deferred tax liability....................................     $117,705      $106,738
                                                                        ========      ========

     During 1996, the Company generated a net operating loss carryforward of $0.2 million for tax purposes which expires in 2011. Deferred income tax expense was reduced to reflect the future benefit of this amount. Deferred tax assets included $7.5 million relating to net operating loss carryforwards ("NOLs") of $21.5 million. The Company has NOLs of $14.5 million, $6.5 million, $0.3 million and $0.2 million which expire in 2007, 2008, 2009 and 2011 (none of the Company's NOLs are scheduled to expire in 2010).

     The benefit of $1.7 million for the year ended December 31, 1997 associated with the exercise of stock options is credited directly to paid-in capital on the accompanying statement of shareholders' equity.


NOTE 5.  JOINT VENTURE INVESTMENTS

     The Company has investments in a variety of unconsolidated real estate-oriented joint ventures that are involved in both operation of income-producing properties and development of various other projects. At December 31, 1997, these joint venture investments included two hotels, one office building, a 1,200,000-square-foot trade mart center for the contract and home furnishing industries, an apartment complex and other projects in the early stages of development.

     The Company guarantees a portion of the debt and interest of certain of its joint ventures. At December 31, 1997, these guarantees totaled $17.4 million.

     The condensed combined balance sheets and statement of operations of these unconsolidated joint ventures, along with the Company's proportionate share, are summarized as follows (in thousands):

                                                                                                              PROPORTIONATE
                                                                            COMBINED                             SHARE
                                                                     -----------------------              ---------------------
                                                                     1997              1996               1997             1996
                                                                     ----              ----               ----             ----
Assets:
     Income-producing properties:
           Property.........................................        $ 226,704         $ 233,150          $104,872         $107,656
           Other............................................           22,285            26,506            11,978           13,134
     Development projects:
           Property.........................................          113,483            62,720            23,085            4,461
           Other............................................            4,970            15,647             1,052            1,627
                                                                    ---------         ---------          --------         --------
                    Total...................................        $ 367,442         $ 338,023          $140,987         $126,878
                                                                    =========         =========          ========         ========

Liabilities and venturers' deficit:
     Income-producing properties:
           Notes payable....................................        $ 410,003         $ 401,266          $160,643         $161,748
           Other............................................           14,256            18,984             4,720            5,957
     Development projects:
           Notes payable....................................           23,847             8,525             1,842              144
           Other............................................            2,283               376               246               87
                                                                    ---------         ---------          --------         --------
                    Total liabilities.......................          450,389           429,151           167,451          167,936
                                                                    ---------         ---------          --------         --------

     Venturers' deficit:
          Income-producing properties.......................         (175,270)         (160,594)          (48,512)         (46,915)
          Development projects..............................           92,323            69,466            22,048            5,857
                                                                    ---------         ---------          --------         --------
                                                                      (82,947)          (91,128)          (26,464)         (41,058)
                                                                    ---------         ---------          --------         --------
                    Total liabilities and venturers' deficit        $ 367,442         $ 338,023          $140,987         $126,878
                                                                    =========         =========          ========         ========

     The Company's proportionate share of venturers' deficit is an aggregate amount for all ventures. Because the Company's ownership percentage differs from venture to venture, and certain ventures have accumulated deficits while others have accumulated equity, the Company's percentage of venturers' deficit is not reflective of the Company's ownership percentage of the ventures. The Company does not recognize its share of losses generated by joint ventures in excess of its investment unless it is committed, legally or otherwise, to fund deficits in the future.

     The Company has contributed appreciated property to certain of its joint venture investments. Although the properties are recorded by the venture at fair value on the date of contribution, the related gains have been deferred in the Company's financial statements and will be recognized when the properties are sold by the joint ventures.

                                                         COMBINED                                   PROPORTIONATE SHARE
                                          ------------------------------------               -----------------------------------
                                          1997            1996            1995               1997           1996           1995
                                          ----            ----            ----               ----           ----           ----
Revenue
     Income-producing properties..        $144,291        $134,144        $127,678           $37,622        $35,527        $33,356
     Development projects.........          52,545          49,235           5,735            13,556          9,516          2,054
                                          --------        --------        --------           -------        -------        -------
                                           196,836         183,379         133,413            51,178         45,043         35,410
                                          --------        --------        --------           -------        -------        -------
Expenses
     Income-producing properties..         127,746         122,964         118,670            30,186         29,534         27,530
     Development projects.........          48,161          45,256           5,018            11,433          8,758            845
                                          --------        --------        --------           -------        -------        -------
                                           175,907         168,220         123,688            41,619         38,292         28,375
                                          --------        --------        --------           -------        -------        -------
Net earnings before income tax....        $ 20,929        $ 15,159        $  9,725           $ 9,559        $ 6,751        $ 7,035
                                          ========        ========        ========           =======        =======        =======

         The Company had a loan outstanding to one of its joint ventures in the amount of $1.7 million at December 31, 1995. During 1996, the Company converted this note to equity in the joint venture.


NOTE 6.  PROPERTY

         Net book value by property type at December 31, 1997 and 1996 consisted of the following (in thousands):

                                                                                 1997                1996
                                                                                 ----                ----
Income-producing properties:
     Industrial buildings...............................................       $  351,704          $  291,608
     Office buildings...................................................          102,934             108,184
     Retail buildings...................................................           83,612              86,070
     Land development...................................................          331,360             323,134
     Land leases........................................................            8,036               6,627
                                                                               ----------          ----------
                                                                                  877,646             815,623
                                                                               ----------          ----------
Land holdings:
     Developable properties.............................................          229,202             200,624
     Natural resources..................................................            4,260               2,299
     Properties held for sale...........................................           28,129              37,223
                                                                               ----------          ----------
                                                                                  261,591             240,146
                                                                               ----------          ----------
Other (including proportionate share of joint ventures'
      net deficits of $26,464 and $41,058)..............................          (16,262)            (31,667)
                                                                               ----------          ----------
                                                                               $1,122,975          $1,024,102
                                                                               ==========          ==========

         During 1997 and 1996, the Company took charges of $8.6 million and $9.9 million, respectively, to cost of sales relating to non-strategic land assets identified for sale during the year. During 1995, the Company took a charge of $102.4 million to adjust the carrying value of certain properties. The 1995 charge included $84.8 million resulting from the Company's decision to terminate the 1991 Development Agreement for its Mission Bay project in San Francisco. The revised carrying value of the Mission Bay project represented management's best estimate of its fair value, assuming the Company is successful in re-entitling the property.

NOTE 7.  OTHER FINANCIAL STATEMENT CAPTIONS

OTHER ASSETS AND DEFERRED CHARGES, NET

         The Company's other assets and deferred charges at December 31, 1997 and 1996 consisted of the following (in thousands):

                                               1997            1996
                                               ----            ----
         Unamortized lease commission......    $18,451        $16,183
         Rent concessions..................     10,410         10,061
         Deferred financing fees...........      8,752         10,904
         Other.............................     12,525         13,399
                                               -------        -------
                                               $50,138        $50,547
                                               =======        =======

         Amortization of lease commissions was $3.2 million, $3.0 million and $2.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. Amortization of deferred finance fees of $3.0 million, $4.8 million and $2.7 million for the years ended December 31, 1997, 1996 and 1995, respectively, is included in interest expense.

DEFERRED CREDITS AND OTHER LIABILITIES

         The Company's deferred credits and other liabilities at December 31, 1997 and 1996 consisted of the following (in thousands):

                                                1997            1996
                                                ----            ----
         Environmental and legal reserve...    $12,995        $14,139
         Minority interest.................      5,991          8,008
         Deferred revenues.................      4,934          3,696
         Security deposits.................      4,258          4,155
         Other.............................     11,857         13,009
                                               -------        -------
                                               $40,035        $43,007
                                               =======        =======

         The environmental reserve is more fully described in Notes 11 and 15. Deferred revenues represent cash received by the Company in connection with transactions which do not meet the criteria for sales recognition.

NOTE 8.  LEASES

         The Company, as lessor, has entered into noncancelable operating leases expiring at various dates through 2039. Rental revenue under these leases totaled $131.1 million in 1997, $118.7 million in 1996 and $106.8 million in 1995. Included in this revenue are rentals contingent on lessee's operations of $3.0 million in 1997, $2.7 million in 1996 and $2.1 million in 1995. Future minimum rental revenue under existing noncancelable operating leases as of December 31, 1997 are summarized as follows (in thousands):

         1998............................................   $ 96,957
         1999............................................     88,816
         2000............................................     79,569
         2001............................................     66,908
         2002............................................     53,239
         Thereafter......................................    445,053
                                                            --------
                                                            $830,542
                                                            ========

         The book value of the Company's properties under operating leases or held for rent at December 31, 1997 and 1996 are summarized as follows (in thousands):

                                                             1997           1996
                                                             ----           ----
         Buildings....................................    $ 584,121       $ 527,190
         Land and improvements........................      199,980         173,828
                                                          ---------       ---------
                                                            784,101         701,018
         Less accumulated depreciation................     (220,084)       (197,586)
                                                          ---------       ---------
                                                          $ 564,017       $ 503,432
                                                          =========       =========

          The Company, as lessee, has entered into noncancelable operating leases expiring at various dates through 2023. Rental expense under these leases totaled $2.5 million in 1997, $1.6 million in 1996 and $1.7 million in 1995. Future minimum lease payments as of December 31, 1997 are summarized as follows (in thousands):


         1998................................................    $2,182
         1999................................................     1,875
         2000................................................     1,414
         2001................................................     1,046
         2002................................................       728
         Thereafter..........................................     2,183
                                                                 ------
                                                                 $9,428
                                                                 ======

NOTE 9.  REVENUES AND DIRECT COSTS BY ACTIVITY

         Revenues and related costs exclusive of depreciation and amortization for the years ended December 31, 1997, 1996 and 1995 are summarized by activity as follows (in thousands):

                                                                                             PROPERTY            EXCESS (DEFICIT)
                                                                                         OPERATING  COSTS          OF REVENUES
                                                                     REVENUES           OR COSTS OF SALES           OVER COSTS
                                                                  --------------    ------------------------     ---------------
1997
INCOME-PRODUCING PROPERTIES:
     Industrial buildings......................................       $ 67,186                $ 14,529               $ 52,657
     Office buildings..........................................         29,713                  12,753                 16,960
     Retail buildings..........................................         13,273                   3,932                  9,341
     Land development..........................................         10,853                   6,557                  4,296
     Land leases...............................................          7,928                     899                  7,029
     Equity in earnings of joint ventures......................          7,436                      --                  7,436
                                                                      --------                --------               --------
                                                                       136,389                  38,670                 97,719
                                                                      --------                --------               --------
DEVELOPMENT ACTIVITIES AND FEE SERVICES:
     Commercial property sales.................................         39,587                  31,717                  7,870
     Residential property sales................................         82,632                  77,305                  5,327
     Development and management fees...........................         13,976                   7,527                  6,449
     Equity in earnings of joint ventures......................          2,123                      --                  2,123
     Land holdings.............................................          3,675                   4,916                 (1,241)
                                                                      --------                --------               --------
                                                                       141,993                 121,465                 20,528
                                                                      --------                --------               --------
                                                                      $278,382                $160,135               $118,247
                                                                      ========                ========               ========
1996
INCOME-PRODUCING PROPERTIES:
     Industrial buildings......................................       $ 55,865                $ 14,014               $ 41,851
     Office buildings..........................................         28,407                  12,661                 15,746
     Retail buildings..........................................         13,215                   4,376                  8,839
     Land development..........................................         10,589                   7,252                  3,337
     Land leases...............................................          7,810                   1,105                  6,705
     Equity in earnings of joint ventures......................          5,993                      --                  5,993
                                                                      --------                --------               --------
                                                                       121,879                  39,408                 82,471
                                                                      --------                --------               --------
DEVELOPMENT ACTIVITIES AND FEE SERVICES:
     Commercial property sales.................................         40,525                  26,709                 13,816
     Residential property sales................................         21,945                  20,138                  1,807
     Development and management fees...........................         11,945                   8,513                  3,432
     Equity in earnings of joint ventures......................            758                      --                    758
     Land holdings.............................................          4,874                   8,598                 (3,724)
                                                                      --------                --------               --------
                                                                        80,047                  63,958                 16,089
                                                                      --------                --------               --------
                                                                      $201,926                $103,366               $ 98,560
                                                                      ========                ========               ========
1995
INCOME-PRODUCING PROPERTIES:
     Industrial buildings......................................       $ 50,716                $ 11,193               $ 39,523
     Office buildings..........................................         28,662                  12,179                 16,483
     Retail buildings..........................................         11,364                   2,941                  8,423
     Land development..........................................          4,886                   3,308                  1,578
     Land leases...............................................          7,200                   1,029                  6,171
     Equity in earnings of joint ventures......................          5,826                      --                  5,826
                                                                      --------                --------               --------
                                                                       108,654                  30,650                 78,004
                                                                      --------                --------               --------
DEVELOPMENT ACTIVITIES AND FEE SERVICES:
     Commercial property sales.................................          3,224                   2,271                    953
     Development and management fees...........................          4,674                   2,750                  1,924
     Equity in earnings of joint ventures......................          1,209                      --                  1,209
     Land holdings.............................................          5,240                   9,111                 (3,871)
                                                                      --------                --------               --------
                                                                        14,347                  14,132                    215
                                                                      --------                --------               --------
                                                                      $123,001                $ 44,782               $ 78,219
                                                                      ========                ========               ========

NOTE 10.  NON-STRATEGIC LAND AND OTHER ASSET SALES

          Based on management's assessment of the maximum value to be derived from its various real estate holdings, the Company sells certain operating properties, land parcels and other assets.

          The Company's non-strategic land and other asset sales for the years ended December 31, 1997, 1996 and 1995 are summarized as follows (in thousands):

                                                                          1997              1996              1995
                                                                          ----              ----              ----
NON-STRATEGIC LAND AND OTHER ASSETS:
Non-strategic land:
     Sales.......................................................        $28,347           $76,553          $62,199
     Cost of sales...............................................         24,918            56,894           29,410
                                                                         -------           -------          -------
          Gain...................................................          3,429            19,659           32,789
                                                                         -------           -------          -------
Other:
     Sales.......................................................          2,775             9,125               --
     Cost of sales...............................................          1,175             4,379               --
                                                                         -------           -------          -------
          Gain...................................................          1,600             4,746               --
                                                                         -------           -------          -------
Total:
     Sales.......................................................         31,122            85,678           62,199
     Cost of sales...............................................         26,093            61,273           29,410
                                                                         -------           -------          -------
          Gain...................................................        $ 5,029           $24,405          $32,789
                                                                         =======           =======          =======

NOTE 11.  LITIGATION AND ENVIRONMENTAL COSTS

          Litigation and environmental costs for the years ended December 31, 1997, 1996 and 1995 are summarized as follows (in thousands):

                                                                                1997            1996             1995
                                                                                ----            ----             ----
          Litigation recovery...........................................       $   --          $   --         $ 6,450
          Environmental recovery (expense), net.........................        2,551           1,093          (7,411)
                                                                               ------          ------         -------
                                                                               $2,551          $1,093         $  (961)
                                                                               ======          ======         =======

          Environmental costs charged to operations, including amounts charged to cost of sales, for 1997, 1996 and 1995 totaled $0.1 million, $1.1 million and $8.1 million, respectively. Environmental costs capitalized in 1997, 1996 and 1995 were $5.7 million, $2.8 million and $1.7 million, respectively.

   See further discussion regarding litigation and environmental matters at
                                   Note 15.

NOTE 12.  OTHER, NET

          Other income (expense) for the years ended December 31, 1997, 1996 and 1995 is summarized as follows (in thousands):

                                                                          1997             1996           1995
                                                                          ----             ----           ----
          Interest income...........................................    $   931          $ 1,212        $ 3,769
          Cost of S-3 registration..................................     (1,000)              --             --
          All other, net............................................     (1,044)          (1,231)        (1,265)
                                                                        -------          -------        -------
                                                                        $(1,113)         $   (19)       $ 2,504
                                                                        =======          =======        =======

          The Company registered shares issued to the California Public Employees' Retirement System during 1997. As the Company did not receive any proceeds from this offering, such costs were expensed in the fourth quarter 1997.


NOTE 13.  EMPLOYEE BENEFIT AND STOCK OPTION PLANS

          The Company has a profit sharing and savings plan for all employees. Funding consists of employee contributions along with matching and discretionary contributions by the Company. Total expense for the Company under this plan was $0.7 million, $0.4 million and $0.2 million in 1997, 1996 and 1995.

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

          The Company also has four stock option plans under which each of two committees of Board of Directors may grant options to purchase up to 8,750,000 shares of common stock (Stock Option Plan, 1995 Stock Option Plan, Amended and Restated Executive Stock Option Plan and Amended and Restated 1996 Performance Award Plan). The exercise price of options granted under these plans is generally the fair market value of the common stock on the date of grant. Options generally are exercisable no earlier than six months from the date of grant and expire ten years after the date of grant. All options granted to date are exercisable (a) in installments on a cumulative basis at a rate of 25% each year commencing on the first anniversary of the date of grant, (b) in increments based on stock price performance benchmarks, or (c) in increments based on a combination of stock price performance benchmarks and time vesting requirements.

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

          Under the Amended and Restated 1996 Performance Award Plan, each non-employee director is automatically granted an option to purchase 5,000 shares of common stock upon initial election to the Board of Directors and annually thereafter during his or her term of service. The exercise price of these options is the fair market value of the common stock on the date of grant and the options are exercisable based upon stock price performance benchmarks.


     In addition, under the Amended and Restated 1996 Performance Award Plan, each non-employee director may elect to defer receipt of his or her annual retainer fee, committee meeting fees and chairmen's retainer until termination of board service or upon the occurrence of an earlier specified date which is at least three years after the election of deferral and to acquire stock rather than receive the cash retainer at a purchase price equal to 90% of the fair market value of the common stock on the date of deferral.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, ''Accounting for Stock Issued to Employees'' (APB 25), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, ''Accounting for Stock-Based Compensation'' (Statement 123) requires use of option valuation models that were developed for use in valuing publicly traded stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income (loss) and income (loss) per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The weighted-average fair value of options granted during 1997, 1996 and 1995 were $6.36, $3.30 and $2.34. The fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.22%, 5.82% and 6.11%; zero percent dividend yields; volatility factors of the expected market price of the Company's common stock of 29.95%, 29.56% and 30.77%, and a weighted-average expected life of the options of five years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except income (loss) per share information):

                                                                      1997            1996             1995
                                                                      ----            ----             ----
     Pro forma net income (loss) applicable to
         common stockholders...................................       $21,120          $ 671        $(57,074)
                                                                      =======          =====        ========

     Pro forma income (loss) per share - basic.................       $  0.22          $0.01        $  (0.78)
                                                                      =======          =====        ========

     Pro forma income (loss) per share -
         assuming dilution.....................................       $  0.21          $0.01        $  (0.78)
                                                                      =======          =====        ========

     A summary of the Company's stock option activity, and related information for the years ended December 31, 1997, 1996 and 1995 is as follows (in thousands, except exercise price information):

                                              1997                             1996                                1995
                                ------------------------------   ---------------------------------    -----------------------------
                                              Weighted-Average                   Weighted-Average                  Weighted-Average
                                 Options       Exercise Price     Options         Exercise Price       Options      Exercise Price
                                ----------    ----------------   ----------      -----------------    ----------    ---------------
Outstanding-beginning
    of year.................      6,361            $ 8.13            2,877            $ 9.84            1,779            $10.69
Granted.....................        778            $16.58            4,189            $ 8.85            1,305            $ 6.04
Exercised...................       (473)           $ 7.35              (68)           $ 7.15               --                --
Expired.....................         --                --               --                --             (207)           $14.51
Forfeited...................       (144)           $ 8.99             (637)           $10.81               --                --
                                  -----                              -----                              -----
Outstanding-end of year.....      6,522            $ 9.16            6,361            $ 8.13            2,877            $ 9.84
                                  =====                              =====                              =====
Exercisable at end of year..      2,129            $ 7.84              404            $ 7.32              277            $ 9.08

          Exercise prices for options outstanding as of December 31, 1997 ranged from $5.58 to $21.38. The weighted-average remaining contractual life of those options is 8.02 years.


NOTE 14.  CAPITAL STOCK

          The Company has authorized the issuance of 150 million shares of $.01 par value common stock. The Company has reserved 8,750,000 shares of common stock pursuant to various compensation programs.

          Prior to September 1996, the Company had outstanding 3,449,999 shares of $3.75 Series A Cumulative Convertible Preferred Stock (Series A preferred stock) and 3,000,000 shares of $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock (Series B preferred stock). The Series A preferred stock had an annual dividend of $3.75 per share and a stated value of $50 per share. The Series A preferred stock was convertible into common stock at a price of $9.06 per common share and was also redeemable, at the Company's option, at any time after February 16, 1996, at $52.625 per share. The Series B preferred stock had an annual dividend of $3.625 per share and a stated value of $50 per share. The Series B preferred stock was convertible into common stock at a price of $9.80 per common share and was also redeemable, at the Company's option, at any time after November 15, 1996, at $52.5375 per share.

          During 1996, the Company commenced a series of calls for redemption of its outstanding preferred stock. As a result of these calls, during 1996, 453,326 Series A preferred shares were converted into 2,501,783 common shares and 508,113 Series A preferred shares were redeemed at a cost of approximately $26.7 million. In 1997, 2,480,671 shares of Series A preferred stock and all of the Series B preferred stock were converted into 29,001,469 shares of common stock, with 7,889 shares of Series A preferred stock redeemed at a cost of approximately $440,000. With the completion of these calls in June 1997, the Company has no remaining outstanding preferred stock.


NOTE 15.  COMMITMENTS AND CONTINGENCIES

          As of December 31, 1997, the Company has outstanding standby letters of credit and surety bonds in the amount of $23 million in favor of local municipalities or financial institutions to guarantee performance on real property improvements or financial obligations.

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

          At December 31, 1997, management estimates that future costs for remediation of identified or suspected environmental contamination on operating properties and properties previously sold approximate $11 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next ten years with a substantial portion incurred over the next five years. Management also estimates that similar costs relating to the Company's properties to be developed or sold may range from $12.6 million to $38.2 million. These amounts will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years, or will be deferred and charged to cost of sales when the properties are sold. The Company's estimates were developed based on reviews which took place over several years based upon then prevailing law and identified site conditions. Because of the breadth of its portfolio and past sales, the Company is unable to review extensively each property on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies and the availability of other parties to pay some or all of such costs.

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

SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

          The Company's income and cash flow are determined to a large extent by property sales. Sales and net earnings have fluctuated significantly from quarter to quarter, as evidenced by the following summary of unaudited quarterly consolidated results of operations. Property sales fluctuate from quarter to quarter, reflecting general market conditions and the Company's intent to sell property when it can obtain attractive prices. Cost of sales may also vary widely because it is determined by the Company's historical cost basis in the underlying land.


                                                         1997                                           1996
                                        ---------------------------------------        ---------------------------------------
                                        FIRST     SECOND       THIRD     FOURTH        FIRST      SECOND     THIRD      FOURTH
                                        -----     ------       -----     ------        -----      ------     -----      ------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME-PRODUCING PROPERTIES:
    Rental revenue .................    $30,805  $ 31,421    $ 32,901   $ 33,826     $ 28,034   $ 29,380    $ 28,606   $ 29,866
    Property operating costs .......    (9,056)   (10,045)     (9,794)    (9,822)      (8,987)    (9,928)     (9,953)   (10,540)
DEVELOPMENT ACTIVITIES AND FEE
SERVICES:
    Gain on development property
    sales...........................       484      3,154       3,368      6,191           --      6,569       2,746      6,308

    Development and management fee
     income, net ...................       719      1,435       2,223      2,072          403        410       1,182      1,437
Gain on non-strategic land and other
    asset sales  ...................     3,640        418         570        401        3,087      7,358       1,330     12,630
Interest expense ...................    (9,794)   (10,205)    (10,035)    (9,954)     (10,939)   (10,841)    (10,536)   (10,205)
General and administrative expense .    (2,615)    (2,701)     (2,926)    (2,655)      (2,060)    (1,997)     (1,661)    (2,301)
Depreciation and amortization ......    (7,476)    (7,723)     (7,839)    (8,207)      (7,672)    (7,432)     (7,550)    (7,907)
Net income .........................  $  5,109   $  5,685    $  6,278   $  8,169     $  1,714   $  8,817    $  2,752   $ 12,118
                                      ========   ========    ========   ========     ========   ========    ========   ========
Net income (loss) per common share -
      basic ........................  $   0.05   $   0.06    $   0.06   $   0.08     $  (0.06)  $   0.04    $  (0.05)  $   0.09
                                      ========   ========    ========   ========     ========   ========    ========   ========
Net income (loss) per common share -
      assuming dilution ............  $   0.05   $   0.06    $   0.06   $   0.07     $  (0.06)  $   0.04    $  (0.05)  $   0.09
                                      ========   ========    ========   ========     ========   ========    ========   ========

EBDDT (1) ..........................  $ 10,563   $ 16,297    $ 17,199   $ 18,712     $  1,521   $  8,716    $  5,567   $ 10,048
                                      ========   ========    ========   ========     ========   ========    ========   ========


(1) The Company uses a supplemental performance measure called Earnings Before Depreciation and Deferred Taxes (EBDDT) along with net income to report its operating results. EBDDT is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Additionally, EBDDT is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. However, the Company believes that EBDDT provides relevant information about its operations and is necessary, along with net income, for an understanding of its operating results.

    EBDDT is calculated by taking net income and making various adjustments. Depreciation, amortization and deferred income taxes are excluded from EBDDT as they represent non-cash charges. In addition, gains on the sale of non-strategic land and other assets and premium on the redemption of preferred stock represent nonrecurring items and are excluded from the EBDDT calculation.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

The Board of Directors
and Stockholders of Catellus
Development Corporation

     Our audits of the consolidated financial statements referred to in our report dated January 30, 1998, appearing on page F-2 of this Form 10-K of Catellus Development Corporation, also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

San Francisco, California
January 30, 1998

                                           CATELLUS DEVELOPMENT CORPORATION

                                   SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                          THREE YEARS ENDED DECEMBER 31, 1997
                                                    (IN THOUSANDS)

                                                                        ADDITIONS
                                                               ----------------------------
                                                   BALANCE AT    CHARGED TO    CHARGED TO                   BALANCE AT
                                                   BEGINNING     COSTS AND       OTHER                      END OF YEAR
                                                    OF YEAR       EXPENSES      ACCOUNTS     DEDUCTIONS
                                                  -----------  ----------------------------  -----------   ------------
Year ended December 31, 1995
    Allowance for doubtful receivables.........       $ 1,863        $  504    $      --     $  616  (1)        $ 1,751
    Reserve for abandoned projects.............           977           407            --        38  (2)          1,346
    Reserve for environmental and legal costs..         8,395         5,965            --         5  (3)         14,355
Year ended December 31, 1996
    Allowance for doubtful receivables.........         1,751         1,053            81       533  (1)          2,352
    Reserve for abandoned projects.............         1,346            --            --        30  (2)          1,316
    Reserve for environmental and legal costs..        14,355            --           200       416  (3)         14,139
Year ended December 31, 1997
    Allowance for doubtful receivables.........         2,352           359             6       636  (1)          2,081
    Reserve for abandoned projects.............         1,316         1,275         1,226     1,422  (2)          2,395
    Reserve for environmental and legal costs..        14,139            --           574     1,718  (3)         12,995

____________

Notes:
(1)  Balances written off as uncollectible.
(2)  Costs of unsuccessful projects written off.
(3)  Environmental and legal costs incurred.

                       CATELLUS DEVELOPMENT CORPORATION

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                            (DOLLARS IN THOUSANDS)



                                                                      COST CAPITALIZED       GROSS AMOUNT AT WHICH CARRIED
                                              INITIAL COST TO            SUBSEQUENT               AT CLOSE OF PERIOD
                                                  CATELLUS             TO ACQUISITION                (1)(2)(3)(4)
                                           ------------------------ ----------------------- ----------------------------------
                                                      BUILDINGS &                 CARRYING             BUILDINGS &
DESCRIPTION                 ENCUMBRANCES    LAND     IMPROVEMENTS    IMPROVEMENTS   COSTS     LAND     IMPROVEMENTS   TOTAL
--------------------------  -------------  ---------  ------------- ------------ ---------- --------- ------------ -----------

Income-producing
    properties:
     Mission Bay,
      San Francisco, CA...   $   --       $ 80,587       $  3,952     $ 24,070   $ 42,790   $ 80,587   $   70,812   $  151,399
     Other properties
       less than 5% of
       total .............    534,077      144,312         35,492      557,049    211,708    144,312      804,249      948,561
                             --------     --------       --------     --------   --------   --------   ----------   ----------
                              534,077      224,899         39,444      581,119    254,498    224,899      875,061    1,099,960
                             --------     --------       --------     --------   --------   --------   ----------   ----------
Land holdings ............     34,622      121,478         11,697       98,327     32,862    121,478      142,886      264,364
                             --------     --------       --------     --------   --------   --------   ----------   ----------
Total ....................   $568,699     $346,377       $ 51,141     $679,446   $287,360   $346,377   $1,017,947   $1,364,324
                             ========     ========       ========     =======    ========   ========   ==========   ==========


                                                                        LIFE ON
                                                                         WHICH
                                                                      DEPRECIATION
                                                                       IN LATEST
                                                DATE OF                   INCOME
DESCRIPTION                  ACCUMULATED     COMPLETION OF   DATE       STATEMENT IS
                            DEPRECIATION     CONSTRUCTION   ACQUIRED     COMPUTED
---------------------------  -----------     ------------   ---------   -----------

Income-producing

    properties:
     Mission Bay,
      San Francisco, CA...     $  3,323          N/A          various       (5)
     Other properties
      less than 5% of
      total ..............      218,991          N/A          various       (5)
                               --------
                                222,314
                               --------
Land holdings ............        2,773          N/A          various       (5)
                               --------
Total.....................     $225,087
                               ========




Notes:

(1) A reserve of $2,395,000 against predevelopment costs has been established for projects to be abandoned.
(2)  The aggregate cost for Federal income tax purpose is approximately
     $1,051,000.
(3) See Attachment A to Schedule III for reconciliation of beginning of period total to total at close of period.
(4)  Excludes investments in joint ventures and furniture and equipment.
(5) Reference is made to Note 2 to the Consolidated Financial Statements for information related to depreciation.

                       CATELLUS DEVELOPMENT CORPORATION
                          ATTACHMENT A TO SCHEDULE III
         RECONCILIATION OF COST OF REAL ESTATE AT BEGINNING OF PERIOD
                          WITH TOTAL AT END OF PERIOD
                                (IN THOUSANDS)

                                                                1997                1996                  1995
                                                             -----------       --------------        --------------
Balance at January 1                                          $1,258,121          $1,218,995             $1,276,955
                                                              ----------          ----------             ----------
     Additions during period:
          Acquisitions....................................        30,105              10,987                  9,326
          Improvements....................................       201,774             104,646                 58,967
          Reclassification from other accounts............           965                  30                    270
                                                              ----------          ----------             ----------
                   Total additions........................       232,844             115,663                 68,563
                                                              ----------          ----------             ----------
     Deductions during period:
          Cost of real estate sold........................       122,270              75,364                 23,716
          Other
              Write-down of properties to estimated
                        net realizable value..............            --                  --                102,400
              Reclassification to personal property
                       and other accounts.................         3,096               1,173                     --
              Increase reserve for abandoned projects.....         1,275                  --                    407
                                                              ----------          ----------             ----------
                   Total deductions.......................       126,641              76,537                126,523
                                                              ----------          ----------             ----------
Balance at December 31....................................    $1,364,324          $1,258,121             $1,218,995
                                                              ==========          ==========             ==========



            RECONCILIATION OF REAL ESTATE ACCUMULATED DEPRECIATION
              AT BEGINNING OF PERIOD WITH TOTAL AT END OF PERIOD
                                (IN THOUSANDS)

                                                                   1997                1996                   1995
                                                              ----------          ----------             ----------
Balance at January 1......................................    $  202,352          $  177,312             $  154,002
                                                              ----------          ----------             ----------
     Additions during period:
          Charged to expense..............................        26,349              25,994                 24,342
                                                              ----------          ----------             ----------
     Deductions during period:
          Cost of real estate sold........................         3,488               1,190                    795
          Other...........................................           126                (236)                   237
                                                              ----------          ----------             ----------
                    Total deductions......................         3,614                 954                  1,032
                                                              ----------          ----------             ----------
Balance at December 31....................................    $  225,087          $  202,352             $  177,312
                                                              ==========          ==========             ==========