Form 10-Q
period 1998-03-31
CATELLUS DEVELOPMENT CORP
filed 1998-05-15
CIK 865937

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


     FOR THE QUARTER ENDED MARCH 31, 1998     COMMISSION FILE NUMBER 0-18694


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

     As of May 11, 1998, there were 106,643,322 issued and outstanding shares of the registrant's common stock, $.01 par value per share.

================================================================================

                         CATELLUS DEVELOPMENT CORPORATION

                                      INDEX


                                                                                                  PAGE NO.

PART I.  FINANCIAL INFORMATION
        Item 1.  Financial Statements (Unaudited)
                 Consolidated Balance Sheet as of March 31, 1998 and December 31, 1997..............  2
                 Consolidated Statement of Operations for the three months ended
                   March 31, 1998 and 1997..........................................................  3
                 Consolidated Statement of Cash Flows for the three months ended
                   March 31, 1998 and 1997..........................................................  4
                 Notes to Consolidated Financial Statements.........................................  5

        Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..............................................  9

PART II.  OTHER INFORMATION........................................................................  18

SIGNATURES.........................................................................................  19


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                        CATELLUS DEVELOPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                         MARCH 31,    DECEMBER 31,
                                                                            1998          1997
                                                                        ------------  -------------
                                                                                (UNAUDITED)
ASSETS
      Properties......................................................   $1,424,667     $1,358,807
      Less accumulated depreciation...................................     (243,094)      (235,832)
                                                                         ----------     ----------
                                                                          1,181,573      1,122,975

     Other assets and deferred charges, net...........................       52,277         50,138
     Notes receivable, less allowance.................................       32,254         30,971
     Accounts receivable, less allowance..............................       19,069         19,641
     Restricted  cash.................................................          906             --
     Cash and cash equivalents........................................       14,461         17,294
                                                                         ----------     ----------
                    Total.............................................   $1,300,540     $1,241,019
                                                                         ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
     Mortgage and other debt..........................................   $  630,268     $  568,699
     Accounts payable and accrued expenses............................       45,763         62,681
     Deferred credits and other liabilities...........................       42,387         40,035
     Deferred income taxes............................................      120,998        117,705
                                                                         ----------     ----------
               Total liabilities......................................      839,416        789,120
                                                                         ----------     ----------

    Commitments and contingencies (Note 8)

     Stockholders' equity
          Preferred stock.............................................           --             --
          Common stock - 106,601 and 106,503 shares issued and
                 outstanding at March 31, 1998 and December 31, 1997..        1,066          1,065
          Paid-in capital.............................................      477,358        476,047
          Accumulated deficit.........................................      (17,300)       (25,213)
                                                                         ----------     ----------
               Total stockholders' equity.............................      461,124        451,899
                                                                         ----------     ----------
                    Total.............................................   $1,300,540     $1,241,019
                                                                         ==========     ==========

                         See notes to consolidated financial statements.



                        CATELLUS DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           --------------------
                                                                              1998       1997
                                                                           ----------  --------
                                                                               (UNAUDITED)

INCOME PRODUCING PROPERTIES
     Rental revenue......................................................   $ 35,494   $30,805
     Property operating costs............................................     (9,988)   (9,056)
     Equity in earnings of joint ventures, net...........................      2,694     1,983
                                                                            --------   -------
                                                                              28,200    23,732
                                                                            --------   -------


DEVELOPMENT ACTIVITIES AND FEE SERVICES
     Gain on development property sales..................................      6,139       484
     Development and management fee income, net..........................        755       719
     Equity in earnings (losses) of joint ventures, net..................        (42)       58
     Land holding costs, net.............................................       (407)     (173)
                                                                            --------   -------
                                                                               6,445     1,088
                                                                            --------   -------

Interest expense.........................................................     (9,562)   (9,794)
Depreciation and amortization............................................     (8,185)   (7,476)
General and administrative expense.......................................     (3,274)   (2,615)
(Loss) gain on non-strategic land and other asset sales..................        (53)    3,640
Litigation and environmental costs, net..................................          -        42
Other, net...............................................................       (373)        -
                                                                            --------   -------

     INCOME BEFORE INCOME TAXES..........................................     13,198     8,617
                                                                            --------   -------

INCOME TAX EXPENSE
    Current..............................................................     (1,538)     (537)
    Deferred.............................................................     (3,747)   (2,971)
                                                                            --------   -------
                                                                              (5,285)   (3,508)
                                                                            --------   -------

     NET INCOME..........................................................      7,913     5,109

Preferred stock dividends................................................          -    (1,353)
                                                                            --------   -------
     NET INCOME APPLICABLE TO COMMON STOCKHOLDERS........................   $  7,913   $ 3,756
                                                                            ========   =======

     Net income per share of common stock - basic and assuming dilution..      $0.07     $0.05
                                                                            ========   =======
     Average number of common shares outstanding - basic.................    106,554    79,776
                                                                            ========   =======
     Average number of common shares outstanding - diluted...............    109,776    82,547
                                                                            ========   =======


                 See notes to consolidated financial statements.


                        CATELLUS DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                        (UNAUDITED)
     Net income.......................................................  $  7,913     $  5,109
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization...............................     8,185        7,476
          Deferred income taxes.......................................     3,747        2,971
          Amortization of deferred loan fees and other costs..........       702          711
          Equity in earnings of joint ventures........................    (2,652)      (2,041)
          Operating distributions from joint ventures.................       901        1,423
          Cost of non-strategic land and development properties sold..     7,259        4,170
          Gain on sales of other assets...............................         -       (1,600)
          Expenditures for development properties.....................   (16,311)      (7,792)
          Other, net..................................................      (865)         358
          Change in operating assets and liabilities..................    (6,809)      (5,182)
                                                                        --------     --------
Net cash provided by operating activities.............................     2,070        5,603
                                                                        --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Property acquisitions............................................   (32,519)           -
     Capital expenditures.............................................   (25,662)     (23,114)
     Tenant improvements..............................................      (757)        (483)
     Net proceeds from sale of other assets...........................         -        2,623
     Contributions to joint ventures..................................    (1,492)           -
     Restricted cash for future investment............................      (906)           -
                                                                        --------     --------
Net cash used in investing activities.................................   (61,336)     (20,974)
                                                                        --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings.......................................................    81,315       30,061
     Repayment of borrowings..........................................   (19,746)     (16,518)
     Dividends paid...................................................         -       (4,603)
     Redemption of preferred stock....................................         -         (395)
     Distributions to minority partners...............................    (5,994)      (2,893)
     Proceeds from issuance of common stock...........................       858          726
                                                                        --------     --------
Net cash provided by financing activities.............................    56,433        6,378
                                                                        --------     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ............................    (2,833)      (8,993)
Cash and cash equivalents at beginning of period......................    17,294       23,580
                                                                        --------     --------
Cash and cash equivalents at end of period............................  $ 14,461     $ 14,587
                                                                        ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest (net of amount capitalized)........................  $  8,758     $  9,202
          Income taxes................................................  $  2,899     $     15

                       See notes to consolidated financial statements.


                        CATELLUS DEVELOPMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE 1.  DESCRIPTION OF BUSINESS

          Catellus Development Corporation (the "Company") is a diversified real estate operating company, with a large portfolio of income-producing properties and developable land, that manages and develops real estate for its own account and others. The Company's portfolio of industrial, residential, retail, and office projects, undeveloped land, and joint venture interests are primarily located in major markets in California and seven other states. The Company's income-producing properties consist primarily of industrial facilities, along with a number of office and retail buildings located in California, Arizona, Illinois, Texas, Colorado, and Oregon. The Company also has substantial undeveloped land holdings primarily in these same states.

NOTE 2.  INTERIM FINANCIAL DATA

          The accompanying consolidated financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Certain prior period financial data has been reclassified to conform with the current period presentation.

NOTE 3.  NEW ACCOUNTING STANDARDS

     In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which changes the method of calculation and presentation of earnings per share. This change did not have any impact on previously reported income per share amounts for the three months ended March 31, l997.

          During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and No. 131, "Segment Reporting". Both standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes the disclosure requirements for reporting comprehensive income in an entity's annual and interim financial statements and is effective for the Company for the year ending December 31, 1998. Comprehensive income represents changes in stockholders' equity except those resulting from investments by and distributions to owners. As of March 31, 1998, the Company has no other comprehensive income; accordingly, no such disclosure is made in the consolidated statement of operations. SFAS No. 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed. This statement need not be applied and will not be applied to interim financial statements during the year ending December 31, 1998. However, this statement will be applied to the Company's annual financial statements for the year ending December 31, 1998.

NOTE 4.  RESTRICTED CASH

     At March 31, 1998, proceeds of $906,000 from a development property sale are being held in a separate cash account at a title company in order to preserve the Company's options of reinvesting the proceeds on a tax-deferred basis.

NOTE 5.  NET INCOME PER SHARE

     Net income per share of common stock is computed by dividing net income, after reduction for preferred stock dividends, by the weighted average number of shares of common stock and equivalents outstanding during the period (see table below for effect of dilutive securities).

                                                                           THREE MONTHS ENDED MARCH 31,
                                                    -------------------------------------------------------------------------
                                                                   1998                                 1997
                                                    ----------------------------------  -------------------------------------
                                                                               Per                                    Per
                                                                              Share                                  Share
                                                      Income      Shares      Amount       Income        Shares      Amount
                                                    ----------  ----------  ----------  -------------  ----------  ----------
                                                                     (In thousands, except per share data)
Net income........................................      $7,913                               $ 5,109
Less preferred stock dividends....................           -                                (1,353)
                                                        ------                               -------
Net income applicable to common
   stockholders...................................       7,913     106,554       $0.07         3,756       79,776       $0.05
                                                                                 =====                                  =====
Effect of dilutive securities: stock options......           -       3,222                         -        2,771
                                                        ------     -------                   -------       ------
Net income applicable to common
   stockholders assuming dilution.................      $7,913     109,776       $0.07       $ 3,756       82,547       $0.05
                                                        ======     =======       =====       =======       ======       =====

          Preferred stock convertible into 16,574,000 shares of common stock was outstanding at March 31, 1997, but was not included in the computation of diluted income per share because the assumed conversion would have been anti-dilutive for the period.

NOTE 6.  MORTGAGE AND OTHER DEBT

     Mortgage and other debt at March 31, 1998 and December 31, 1997 are summarized as follows:

                                    MARCH 31,  DECEMBER 31,
                                      1998         1997
                                    ---------  ------------
                                        (in thousands)
First mortgage loan - Prudential..   $250,135      $251,589
Secured revolving credit line.....    228,100       192,100
First mortgage loans..............     65,471        65,843
Residential construction loans....      8,212         6,453
Assessment district bonds.........     17,624        17,825
Term loan - secured...............     12,893        12,929
Secured promissory notes..........     47,489        21,570
Other loans.......................        344           390
                                     --------      --------
Total mortgage and other debt.....   $630,268      $568,699
                                     ========      ========
Due in one year...................   $258,401      $218,933
                                     ========      ========

          In connection with a February 1998 acquisition of approximately 5,300 acres of land and 1,588 leases, the Company issued a $26 million secured promissory note. The note bears interest at 7.23% and matures on February 24, 2003.

          Interest costs relating to mortgage and other debt for the three-month periods ended March 31, 1998 and 1997 are summarized as follows:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                      ---------------------------
                                                         1998             1997
                                                      ----------       ----------
                                                             (in thousands)
Total interest incurred..............................  $ 12,545          $ 11,274
Interest capitalized.................................    (2,983)           (1,480)
                                                       --------          --------
 Interest expensed...................................  $  9,562          $  9,794
                                                       ========          ========

NOTE 7.  PROPERTIES

     Net book value by property type at March 31, 1998 and December 31, 1997 consisted of the following:

                                                                                                   MARCH 31,           DECEMBER 31,
                                                                                                     1998                  1997
                                                                                                  ----------            ----------
                                                                                                           (in thousands)
Income-producing properties:
 Industrial buildings........................................................................      $ 349,175            $  351,704
 Office buildings............................................................................        101,532               102,934
 Retail buildings............................................................................         82,813                83,612
 Land development............................................................................        334,914               331,360
 Land leases.................................................................................         40,536                 8,036
                                                                                                  ----------            ----------
                                                                                                     908,970               877,646
                                                                                                  ----------            ----------
Land holdings:
 Developable properties......................................................................        253,200               229,202
 Natural resources...........................................................................          5,458                 4,260
 Properties held for sale....................................................................         28,870                28,129
                                                                                                  ----------            ----------
                                                                                                     287,528               261,591
                                                                                                  ----------            ----------
Other (including proportionate share of joint ventures'
 net deficits of $25,070 and $26,464)........................................................        (14,925)              (16,262)
                                                                                                  ----------            ----------
                                                                                                 $ 1,181,573            $1,122,975
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

     At March 31, 1998, management estimates that future costs for remediation of identified or suspected environmental contamination on operating properties and properties previously sold approximate $11 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next ten years with a substantial portion incurred over the next five years. Management also estimates that similar costs relating to the Company's properties to be developed or sold may range from $11.9 million to $37 million. These amounts will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years, or will be deferred and charged to cost of sales when the properties are sold. The Company's estimates were developed based on reviews which took place over several years based upon then prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review extensively each property on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies and the availability of other parties to pay some or all of such costs.



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

     After additional calls for the redemption of the outstanding preferred stock were completed during the second quarter of 1997, the Company has no remaining outstanding preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1997 Form 10-K.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 1998 and 1997

Income-Producing Properties
---------------------------

     Rental revenue and property operating costs for the Company's income-producing properties for the three months ended March 31, 1998 and 1997 are summarized below:

                                               RENTAL REVENUES                         PROPERTY OPERATING COSTS
                                      -----------------------------------     -------------------------------------------
                                         THREE MONTHS ENDED MARCH 31,               THREE MONTHS ENDED MARCH 31,
                                         1998        1997     DIFFERENCE            1998         1997        DIFFERENCE
                                      ---------   ----------  -----------     -----------    -----------    -------------
                                                                     (in thousands)
Industrial buildings..............     $18,824     $15,591      $3,233          $3,977          $3,267           $710
Office buildings..................       7,905       7,075         830           3,055           2,879            176
Retail buildings..................       3,371       3,456         (85)            953             957             (4)
Land development (1)..............       2,719       2,767         (48)          1,745           1,719             26
Land leases.......................       2,675       1,916         759             258             234             24
                                       -------     -------      ------         -------         -------        -------
                                       $35,494     $30,805      $4,689          $9,988          $9,056           $932
                                       =======     =======      ======         =======         =======        =======

           (1)  This category represents interim income-producing uses of properties intended for mixed-use development.

           Building square footage owned, square footage leased, and occupancy are as follows:

                                                                                      AS OF MARCH 31,
                                                                              -------------------------------
                                                                                  1998                1997
                                                                              -----------          ----------
                                                                             (in thousands, except percentages)
  Industrial buildings
   Square feet owned.......................................................      14,326             12,821
   Square feet leased......................................................      13,974             12,370
   Percent leased..........................................................        97.5%              96.5%
  Office buildings
   Square feet owned.......................................................       1,620              1,683
   Square feet leased......................................................       1,550              1,477
   Percent leased..........................................................        95.7%              87.8%
 Retail buildings
   Square feet owned.......................................................         928                928
   Square feet leased......................................................         862                837
   Percent leased..........................................................        92.9%              90.2%
 Land development
   Square feet owned.......................................................       1,220              1,231
   Square feet leased......................................................       1,001              1,124
   Percent leased..........................................................        82.0%              91.3%
  Total
   Square feet owned.......................................................      18,094             16,663
   Square feet leased......................................................      17,387             15,808
   Percent leased..........................................................        96.1%              94.9%


     Since March 31, 1997, the Company added ten newly constructed industrial buildings totaling approximately 2.1 million square feet to the industrial income-producing portfolio and sold two industrial buildings totaling approximately 588,000 square feet. The increase in revenue from industrial buildings for the three months ended March 31, 1998 compared to the same period in 1997 was $3.2 million. Approximately $1.6 million of the increase was attributable to base rents for the net additions and approximately $0.6 million was attributable to tenant pass-through charges and other income associated with these net additions. Increases of approximately $1.0 million in rental rates and tenant pass-through charges were attributable to the existing portfolio. Operating costs for the industrial portfolio increased by $0.7 million primarily because of property taxes and other operating expenses related to the new construction.

     Rental revenue for the Company's office portfolio increased by $0.8 million for the three months ended March 31, 1998 compared to the same period in 1997 because of higher rental rates and occupancy. Operating costs for office buildings increased by $0.2 million principally as a result of higher utility costs and property taxes.

     The company's retail rental revenue decreased by $0.1 million primarily because of a decrease in tenant pass-through charges. Property operating costs for the retail buildings remained approximately the same.

     Revenue from land leases increased by $0.8 million primarily because of rental revenues received from new tenant leases, as a result of the acquisition of $32.5 million of ground leases in February 1998, and from higher percentage rents from existing ground leases.

     Income-producing joint venture earnings, net, increased by $0.7 million principally because of higher occupancies and room rates in certain hotel joint ventures and higher occupancy for an office building joint venture.

Development Activities and Fee Services
---------------------------------------

     Gain on development property sales was $6.1 million in the three months ended March 31, 1998 compared to $0.5 million for the same period in 1997, summarized as follows:


                                             THREE MONTHS ENDED MARCH 31,
                                            ------------------------------
                                              1998      1997    DIFFERENCE
                                            --------  --------  ----------
                                                    (in thousands)
Commercial Sales:
Sales.....................................   $11,556   $1,205      $10,351
Cost of sales.............................     6,721      565        6,156
                                             -------   ------      -------
            Gain..........................     4,835      640        4,195
                                             -------   ------      -------

RESIDENTIAL SALES:
Sales.....................................     5,922    2,447        3,475
Cost of sales.............................     4,618    2,603        2,015
                                             -------   ------      -------
            Gain (loss)...................     1,304     (156)       1,460
                                             -------   ------      -------

TOTAL GAIN ON DEVELOPMENT PROPERTY SALES..   $ 6,139   $  484      $ 5,655
                                             =======   ======      =======


     The 1998 results include the sale of a commercial development by a joint venture in Texas and the sale of an 800 lot residential project in California. In addition, the Company sold 12 homes in the three months ended March 31, 1998 compared to 4 homes during the same period in 1997.

        Following is a summary of development property sales under contract but not closed at March 31, 1998 and 1997.


                                           MARCH 31,
                                      -------------------
                                        1998      1997
                                      --------  ---------
                                        (in thousands)
Commercial..........................   $80,389    $13,157
                                       =======  =========

Residential (lot and unit sales)
        Owned projects..............   $29,478  $       -
                                       =======  =========

        Joint venture projects (1)..   $17,041    $33,540
                                       =======  =========

(1) The amounts shown are 100% of the gross sales price; the Company is entitled to receive 25% of the net profits from these joint ventures.


     Development and management fee income, net increased less than $0.1 million for the three months ended March 31, 1998 compared to the same period in 1997.

     Equity in earnings (losses) of development joint ventures, net decreased by $0.1 million for the three months ended March 31, 1998 compared to the same period in 1997. The decrease is primarily attributable to lower residential joint venture earnings.

     Land holding costs, net for the three months ended March 31, 1998 increased approximately $0.2 million compared to the same period in 1997 primarily because the land holding costs in 1997 included an offset for interim ground lease rental income. This lease was terminated in October 1997.

Other Items on the Statement of Operations
------------------------------------------

     Interest expense was $0.2 million lower in the three months ended March 31, 1998 compared to the same period in 1997 as a result of an increase in capitalized interest related to higher development activity, partially offset by higher interest expense for buildings completed in 1998.

     Following is a summary of interest costs for the three months ended March 31, 1998 and 1997:

                            THREE MONTHS ENDED MARCH 31,
                           -------------------------------
                             1998      1997    DIFFERENCE
                           --------  --------  -----------
                                   (in thousands)
Total interest incurred..  $12,545   $11,274      $ 1,271
Interest capitalized.....   (2,983)   (1,480)      (1,503)
                           -------   -------      -------
Interest expensed........  $ 9,562   $ 9,794      $  (232)
                           =======   =======      =======


     General and administrative expense increased by $0.7 million for the three months ended March 31, 1998 compared to the same period in 1997 primarily because of an increase overall in the Company's activities.

     The decrease in gain on sales of non-strategic land and other property from the three months ended March 31, 1998 compared to the same period in 1997 is summarized as follows:

                          THREE MONTHS ENDED MARCH 31,
                         ------------------------------
                          1998     1997     DIFFERENCE
                         ------  --------  ------------
                                 (in thousands)
Sales..................  $ 293     $7,481     $ (7,188)
Cost of sales..........    346      3,841       (3,495)
                         -----     ------     --------
          (Loss) gain..  $ (53)    $3,640     $ (3,693)
                         =====     ======     ========

     In 1995, the Company began an accelerated program of selling non-strategic assets, with the proceeds intended to pay down a portion of existing debt and fund new development. From 1995 through March 31, 1998, the Company sold $179.3 million of non-strategic assets. In addition, at March 31, 1998, $62.9 million of such assets were under contract or option for sale. Because of the diminishing amount of such assets in the Company's portfolio, the Company expects future sales of non-strategic land assets to be substantially lower than the levels in prior periods.

Other, net increased by $0.4 million primarily because of an increase in consulting fees.

Preferred Stock Dividends
-------------------------

     Preferred stock dividends declined by $1.4 million from the three months ended March 31, 1997 compared to the same period in 1998 as a result of preferred stock calls in 1997. With the completion of the preferred stock calls in June 1997, the Company has no remaining outstanding preferred stock.

Variability in Results

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

     EBDDT is calculated by taking net income and making various adjustments. Depreciation, amortization, and deferred income taxes are excluded from EBDDT as they represent non-cash charges. In addition, gains on the sale of non-strategic land and other assets represent unusual and/or non-recurring items and are excluded from the EBDDT calculation.

     EBDDT is reconciled to net income as follows:

                                                              THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------------
                                                               1998                    1997
                                                           ----------              ----------
                                                                    (in thousands)

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS................   $ 7,913                $ 3,756

   Depreciation and amortization............................     8,185                  7,476
   Deferred income taxes....................................     3,747                  2,971
   Gain (loss) on non-strategic land and other asset sales..        53                 (3,640)
                                                               -------                -------
EARNINGS BEFORE DEPRECIATION AND DEFERRED TAXES.............   $19,898                $10,563
                                                               =======                =======

Average number of common shares outstanding - basic            106,554                 79,776
                                                               =======                =======

Average number of common shares outstanding - diluted          109,776                 82,547
                                                               =======                =======


     The $9.3 million increase in EBDDT in 1998 compared to 1997 was primarily because of an increase in gain on development property sales, improved operating results from income-producing assets, and a reduction in preferred stock dividends.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities

          Cash provided by operating activities reflected in the statement of cash flows for the three-month periods ended March 31, 1998 and 1997 and was $2.1 million and $5.6 million, respectively. This $3.5 million decrease is primarily due to an $8.5 million increase in 1998 expenditures for development of residential and commercial properties developed for sale offset by an increase in cashflow from income-producing properties and proceeds from sales of development property.

     Capital expenditures for development properties for the three months ended March 31, 1998 and 1997 are included in the schedule of capital expenditures in the discussion of cash flows from investing activities.

     Cash generated from sales of non-strategic land and development property was $10.9 million and $5.2 million for the three-month periods ended March 31, 1998 and 1997, respectively. The amount for 1998 includes $7.2 million in proceeds from the sale of a joint venture. Cash generated from rental operations increased principally because of the addition of new buildings.

Cash flow from investing activities

          Net cash used in investing activities reflected in the statement of cash flows for the three months ended March 31, 1998 and 1997 was $61.3 million and $21.0 million respectively. The increase between 1998 and 1997 is primarily because of a $35.3 million increase in capital expenditures.

     Capital expenditures reflected in the statement of cash flows include the following:

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                              ------------------------------
                                                                                1998      1997    DIFFERENCE
                                                                              --------  --------  ----------
                                                                                     (in millions)
Capital Expenditures Included in Cash Flow From Operating Activities(1)

Capital expenditures for residential and industrial development properties..  $14.6      $ 7.4     $ 7.2
Capitalized interest and property taxes.....................................    1.7         .4       1.3
                                                                              -----      -----     -----
     Subtotal...............................................................   16.3        7.8       8.5
                                                                              -----      -----     -----

Capital Expenditures Included in Cash Flow From Investing Activities(2)
Construction and building improvements......................................   15.0       17.0      (2.0)
Commercial property acquisitions............................................   32.5          -      32.5
Predevelopment..............................................................    3.9        1.9       2.0
Infrastructure and other....................................................    5.3        3.0       2.3
Capitalized interest and property taxes.....................................    1.4        1.2        .2
Tenant improvements.........................................................     .8         .5        .3
                                                                              -----      -----     -----
       Subtotal.............................................................   58.9       23.6      35.3
                                                                              -----      -----     -----

Total capital expenditures..................................................  $75.2      $31.4     $43.8
                                                                              =====      =====     =====

(1) This category includes capital expenditures for properties the Company intends to sell.
(2) This category includes capital expenditures for properties the Company intends to hold for its own accounts.

          Capital expenditures for residential and industrial development properties - relates to the development of residential and for-sale industrial development properties. For the three months ended March 31, 1998, the Company started construction on 90 residential units and completed 15 units compared to 50 starts and 18 completions for the same period in 1997.

          Construction and building improvements - relates primarily to development of new properties held for lease and improvements to existing buildings. Development activity is summarized below:

                                                THREE MONTHS ENDED MARCH 31,
                                              ------------------------------
                                                    1998            1997
                                              -----------------  -----------
                                                   (in square feet)
Under construction, beginning of period.....         3,774,000    2,286,961
Construction starts.........................           100,000       43,000
Completed - retained in portfolio...........                 -     (308,761)
Completed - design/build...................           (235,000)           -
                                                   -----------    ---------
Under construction, end of period...........       3,639,000(1)   2,021,200
                                                   ===========    =========

Contracts signed, construction not started..           884,000            -
                                                   ===========    =========

(1) Includes 690,000 square feet of "design-build" development for third party landowners.

          As of March 31, 1998, the Company had 3.6 million square feet under construction, of which 3.5 million square feet is expected to be completed in 1998. Of the 3.6 million square feet under construction, approximately 1.9 million square feet is expected to be added to the Company's portfolio.

          Property acquisitions - In February 1998, the Company executed a contract subject to various conditions to acquire a large portfolio of land valued at approximately $55 million in the aggregate. The majority of this portfolio is subject to existing land leases. The first of three closings occurred on February 23, 1998, in the amount of $32.5 million. Subsequent closings are scheduled to occur in May and August 1998. There can be no assurance that all conditions for the remaining closings will be satisfied.

     Predevelopment - relates primarily to amounts incurred in obtaining entitlements for the Company's major mixed-use projects. The increase in predevelopment costs in 1998 compared to 1997 relates primarily to activity at the Mission Bay and Pacific Commons Projects.

     Infrastructure and other - represents primarily infrastructure costs incurred in connection with the Company's major mixed-use and development projects. The increase in 1998 compared to 1997 relates primarily to an overall increase in development activity.

     Capitalized interest and property taxes - represents construction period interest and property taxes capitalized to the Company's development projects. The increase in 1998 compared to 1997 is due to the increase in development activity, as noted above.

Cash flow from financing activities

     Net cash provided by financing activities reflected in the statement of cash flows increased by $50.1 million in 1998 compared to 1997. This increase is primarily because of a $48.0 million increase in net borrowings used to finance development projects and a $4.6 million decrease in preferred stock dividends paid offset by a $3.1 million increase in distributions to minority partners.

     As of March 31, 1998, the Company had total outstanding debt of $630.3 million, of which 59.2% was non-recourse to the Company and secured by certain property of the Company, 40.4% was recourse to the Company and also secured by certain property, and 0.4% was unsecured. During the next twelve months, approximately $258.4 million of debt matures, consisting primarily of the secured line of credit but also including construction financing, term loans, and first mortgage loans. The Company expects that the maturing debt will most likely be resolved through a combination of long-term fixed-rate financing combined with a restructure of the secured line of credit. All other maturing debt is expected to be repaid upon sale of the property securing it, extended, refinanced, or repaid.

Capital commitments

     As of March 31, 1998, the Company had approximately $39.9 million in total commitments for capital expenditures. These commitments are primarily to fund the construction of industrial development projects, predevelopment costs, and re-leasing costs.

Cash balances, available borrowings and capital resources

     As of March 31, 1998, the Company had $15.4 million in cash and cash equivalents of which $0.9 million is restricted. At March 31, 1998, the Company had available $36.9 million under its modified secured revolving credit facility, $12.2 million under its residential construction facilities, and $25 million under an unsecured line of credit.

     The Company's short- and long-term liquidity and capital resources requirements will essentially be provided from three sources: (1) ongoing operating income from rental properties, (2) proceeds from development, non-strategic and other asset sales, and (3) fee services income. As noted above, a secured revolving line of credit, an unsecured line of credit, and residential construction loan facilities are available to the Company for meeting liquidity requirements. The Company currently estimates the debt requirements relating to its planned development activities will exceed the current commitment under existing debt facilities. The Company believes it will be able to obtain the additional required debt capacity to complete its planned development activities.

     Debt covenants - Certain loan agreements contain restrictive financial covenants, the most restrictive of which require the maximum funded debt to net worth ratio not to exceed 0.75:1, require stockholders' equity to be no less than $385 million, and require that the Company maintain certain specified financial ratios. In addition, certain agreements restrict the total leverage for the Company. The Company was in compliance with all such covenants at March 31, 1998.

ENVIRONMENTAL MATTERS

     Many of the Company's properties are in urban and industrial areas and may have been leased to or previously owned by commercial and industrial tenants who may have discharged hazardous materials. The Company incurs on-going environmental remediation costs, including clean-up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean-up, litigation defense, and the pursuit of responsible third parties. Costs incurred in connection with operating properties and properties previously sold are expensed. As of March 31, 1998, management has provided a reserve of approximately $11 million for such costs. These costs are expected to be incurred over an estimated ten-year period, with a substantial portion incurred over the next five years.

     Costs incurred for properties to be sold are deferred and will be charged to cost of sales when the properties are sold. Costs relating to undeveloped properties are capitalized as part of development costs. At March 31, 1998, the Company's estimate of its potential liability for identified environmental costs relating to properties to be developed or sold ranged from $11.9 million to $37.0 million. These costs generally will be capitalized as they are incurred over the course of the estimated development period of approximately 20 years. Environmental costs capitalized during the three months ended March 31, 1998 totaled $2.2 million.

     While the Company or outside consultants have evaluated the environmental liabilities associated with most of the Company's properties, any evaluation necessarily is based upon then-prevailing law, identified site conditions, and sampling methodologies. The Company monitors its exposure to environmental costs for properties it owns on a regular basis. Properties formerly owned by the Company or its predecessors are not generally accessible for assessment. Although an unexpected event could have a material impact on the results of operations for any period, based on existing assessments, the Company does not believe that such costs for identified liabilities will have a material adverse effect on its financial position, results of operations or cash flows.

YEAR 2000 COMPLIANCE

     The Company has examined the problem presented by the inability of many computer programs to distinguish the year 2000 from the year 1900 (the "Year 2000 Problem"). The primary software package used by the Company is one designed by an outside vendor to be Year 2000 compliant (that is, not to be negatively affected by the occurrence or use of a date in 2000). Other significant operating software has also been designed by third party vendors who have represented that the current versions being used are Year 2000 compliant. Although there can be no assurances, at the present time the Company does not believe problems likely to be faced by its vendors, lenders or customers because of the Year 2000 Problem would be likely to have a material adverse impact on the Company. The Company would be affected by systemic problems in the economy resulting from the Year 2000 Problem, such as problems in air traffic control, other transportation systems or overall economic dislocation. In addition, the Company's development activities could be halted or materially delayed if its banks are, as a result of the Year 2000 Problem, unable to advance funds on construction loans, lines of credit or similar facilities. The Company is in the process of testing all of its systems to ensure Year 2000 compliance. The Company expects to redeploy systems resources from its current staff for such testing so as to eliminate any incremental costs.

RISK FACTORS

     This quarterly report on Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. All forward-looking statements involve risks and uncertainties. Any forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A and 21E. Factors that most typically affect the Company's operating results and financial condition include (i) changes in general economic conditions in regions in which the Company's projects are located, (ii) supply and demand for office, industrial, and residential space,
(iii) the delay in receipt of or the denial of government approvals and entitlements for development projects, (iv) other public and private development activity in the areas in which the Company owns property, (v) the ability to recruit and retain or replace key personnel, (vi) land and building material costs, (vii) the availability and cost of project financing, (viii) competition from other property owners, (ix) liability for environmental remediation at the Company's properties, (x) the Company's ability to increase development fees,
(xi) the Company's ability to sell non-strategic assets, (xii) changes in the capital markets affecting the ability of the Company to minimize its interest cost, (xiii) the Company's ability to control the timing of the recognition of deferred tax liability, (xiv) the impact of discretionary government actions,
(xv) the exposure of the Company's assets to natural occurrences, such as earthquakes, tornadoes, and similar events, (xvi) changes in the legal and regulatory environment, including the tax treatment of the Company's activities and assets, and (xvii) risks related to the performance, interests, and financial strength of the Company's joint venture partners.

     For discussions identifying other important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see the Company's filings with the Securities and Exchange Commission filings, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q and the Company's Form 10-K for the year ended December 31, 1997, Note 8 to the Consolidated Financial Statements included in this Form 10-Q and Note 15 to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1997. The Company cautions that the foregoing list of risk factors is not exclusive. Further, the Company does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of the Company.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.  OTHER INFORMATION

          FORT CARSON, COLORADO. In April 1997, Catellus Residential Group ("CRG"), along with a proposed co-investor, responded to a Department of Defense ("DOD") Request for Proposal for the rehabilitation and construction of approximately 2,600 housing units at Fort Carson, Colorado. The Department of the Army ("DOA") initially designated CRG and its proposed co-investor as the "apparent selected offeror", but two competing offerors initiated lawsuits challenging this designation. In settlement of the lawsuits, the DOA has committed not to go forward with the proposed award to CRG without a further bidding process. It is not possible to predict either the timing or extent of any subsequent bidding process, or the likelihood that CRG will be awarded any contract in connection with this project.

          MISSION BAY, CALIFORNIA. The City and County of San Francisco published the Subsequent Environmental Impact Report (EIR) on April 11, 1998, for the development of the Company's Mission Bay project. The publication of the EIR commenced a 45-day public comment period, which has been extended by two weeks. At the end of the comment period, the Company will address the comments and finalize the EIR in accordance with the usual procedures in California and San Francisco.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS
               Exhibit No. 27      Financial Data Schedule

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                CATELLUS DEVELOPMENT CORPORATION


Date:        May 15, 1998       By:    /s/ Stephen P. Wallace
       -----------------------       ------------------------
                                     Stephen P. Wallace
                                     Executive Vice President, Chief Operating Officer
                                        and Chief Financial Officer


Date:        May 15, 1998       By:    /s/ Paul A. Lockie
       -----------------------       ------------------------
                                     Paul A. Lockie
                                     Vice President and Controller

                         CATELLUS DEVELOPMENT CORPORATION



                                  EXHIBIT INDEX



   Exhibit No.    Description
   -----------    -----------


   27              Financial Data Schedule
                   (Article 5 of Regulation S-X)