Form 10-Q
period 1998-06-30
CATELLUS DEVELOPMENT CORP
filed 1998-08-14
CIK 865937

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



      FOR THE QUARTER ENDED JUNE 30, 1998  COMMISSION FILE NUMBER 0-18694



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

     As of August 5, 1998, there were 106,744,908 issued and outstanding shares of the registrant's common stock, $.01 par value per share.



================================================================================

                         CATELLUS DEVELOPMENT CORPORATION

                                      INDEX


                                                                                           PAGE NO.
PART I.  FINANCIAL INFORMATION
  Item 1.   Financial Statements (Unaudited)
            Consolidated Balance Sheet as of June 30, 1998 and December 31, 1997............  2
            Consolidated Statement of Operations for the three months and six months ended
              June 30, 1998 and 1997........................................................  3
            Consolidated Statement of Cash Flows for the six months ended
              June 30, 1998 and 1997........................................................  4
            Notes to Consolidated Financial Statements......................................  5

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................................. 10

PART II.  OTHER INFORMATION................................................................. 21

SIGNATURES.................................................................................. 25


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                        CATELLUS DEVELOPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                        JUNE 30,    DECEMBER 31,
                                                                          1998          1997
                                                                       -----------  -------------
                                                                              (UNAUDITED)
ASSETS
     Properties......................................................  $1,511,643     $1,358,807
     Less accumulated depreciation...................................    (250,811)      (235,832)
                                                                       ----------     ----------
                                                                        1,260,832      1,122,975

     Other assets and deferred charges, net..........................      55,288         50,138
     Notes receivable, less allowance................................      19,370         30,971
     Accounts receivable, less allowance.............................      29,233         19,641
     Restricted  cash................................................       6,925             --
     Cash and cash equivalents.......................................      17,900         17,294
                                                                       ----------     ----------
                    Total............................................  $1,389,548     $1,241,019
                                                                       ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Mortgage and other debt.........................................  $  677,226     $  568,699
     Accounts payable and accrued expenses...........................      56,338         62,681
     Deferred credits and other liabilities..........................      55,290         40,035
     Deferred income taxes...........................................     126,200        117,705
                                                                       ----------     ----------
               Total liabilities.....................................     915,054        789,120
                                                                       ----------     ----------
     Commitments and contingencies (Note 8)

       Stockholders' equity
       Preferred stock...............................................          --             --
       Common stock - 106,741 and 106,503 shares issued and
                 outstanding at June 30, 1998 and December 31, 1997..       1,067          1,065
       Paid-in capital...............................................     478,984        476,047
       Accumulated deficit...........................................      (5,557)       (25,213)
                                                                       ----------     ----------
               Total stockholders' equity............................     474,494        451,899
                                                                       ----------     ----------
                    Total............................................  $1,389,548     $1,241,019
                                                                       ==========     ==========


                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                             JUNE 30,                         JUNE 30,
                                                                 ------------------------------       -------------------------
                                                                     1998              1997              1998            1997
                                                                 ------------        ----------       ----------      ---------
                                                                             (UNAUDITED)                     (UNAUDITED)
INCOME PRODUCING PROPERTIES
 Rental revenue.............................................       $ 37,786           $ 31,421         $ 73,280       $ 62,226
 Property operating costs...................................        (10,085)           (10,045)         (20,073)       (19,101)
 Equity in earnings of joint ventures, net..................          2,986              2,884            5,680          4,867
                                                                   --------           --------         --------       --------
                                                                     30,687             24,260           58,887         47,992
                                                                   --------           --------         --------       --------
DEVELOPMENT ACTIVITIES AND FEE SERVICES
 Gain on development property sales.........................          3,957              3,154           10,096          3,638
 Development and management fee income, net.................          2,388              1,435            3,143          2,154
 Equity in earnings of joint ventures, net..................            158              1,167              116          1,225
 Land holding costs, net....................................           (698)              (169)          (1,105)          (342)
                                                                   --------           --------         --------       --------
                                                                      5,805              5,587           12,250          6,675
                                                                   --------           --------         --------       --------
Interest expense............................................        (10,447)           (10,205)         (20,009)       (19,999)
Depreciation and amortization...............................         (8,586)            (7,723)         (16,771)       (15,199)
General and administrative expense..........................         (3,089)            (2,701)          (6,363)        (5,316)
Gain on non-strategic land and other asset sales............          4,423                418            4,370          4,058
Litigation and environmental costs..........................             --                 --               --             42
Other, net..................................................            802                (45)             429            (45)
                                                                   --------           --------         --------       --------
   INCOME BEFORE INCOME TAXES...............................         19,595              9,591           32,793         18,208
                                                                   --------           --------         --------       --------
Income tax expense
 Current....................................................         (2,052)              (599)          (3,590)        (1,136)
 Deferred...................................................         (5,800)            (3,307)          (9,547)        (6,278)
                                                                   --------           --------         --------       --------
                                                                     (7,852)            (3,906)         (13,137)        (7,414)
                                                                   --------           --------         --------       --------
   NET INCOME...............................................         11,743              5,685           19,656         10,794
Preferred stock dividends...................................             --                 --               --         (1,353)
                                                                   --------           --------         --------       --------
   NET INCOME APPLICABLE TO COMMON STOCKHOLDERS.............       $ 11,743           $  5,685         $ 19,656       $  9,441
                                                                   ========           ========         ========       ========
      Net income per share of common stock:
        Basic...............................................          $0.11              $0.06            $0.18          $0.11
                                                                   ========           ========         ========       ========
        Assuming dilution...................................          $0.11              $0.06            $0.18          $0.10
                                                                   ========           ========         ========       ========
      Average number of common shares outstanding:
        Basic...............................................        106,675             97,302          106,615         88,595
                                                                   ========           ========         ========       ========
        Assuming dilution...................................        109,713            100,327          109,745         91,493
                                                                   ========           ========         ========       ========

                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                        ----------------------
                                                                           1998        1997
                                                                        -----------  ---------
                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.......................................................   $  19,656   $ 10,794
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization...............................      16,771     15,199
          Deferred income taxes.......................................       9,547      6,278
          Amortization of deferred loan fees and other costs..........       1,363      1,536
          Equity in earnings of joint ventures........................      (5,796)    (6,092)
          Operating distributions from joint ventures.................       4,875      4,895
          Cost of non-strategic land and development properties sold..      21,471     26,030
          Gain on sales of other assets...............................      (3,650)    (1,600)
          Expenditures for development properties.....................     (63,114)   (20,806)
          Other, net..................................................      (1,602)     1,839
     Change in operating assets and liabilities.......................       5,829     (1,344)
                                                                         ---------   --------
Net cash provided by operating activities.............................       5,350     36,729
                                                                         ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Property acquisitions............................................     (59,869)        --
     Capital expenditures.............................................     (42,775)   (54,951)
     Tenant improvements..............................................        (461)    (3,737)
     Net proceeds from sale of other assets...........................       3,691      2,623
     Contributions to joint ventures..................................      (3,609)   (11,295)
     Restricted cash for future investment............................      (6,925)   (11,902)
                                                                         ---------   --------
Net cash used in investing activities.................................    (109,948)   (79,262)
                                                                         ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings.......................................................     185,726     72,128
     Repayment of borrowings..........................................     (77,199)   (26,548)
     Dividends paid...................................................          --     (5,975)
     Redemption of preferred stock....................................          --       (471)
     Distributions to minority partners...............................      (5,202)    (3,771)
     Proceeds from issuance of common stock...........................       1,879      2,198
                                                                         ---------   --------
Net cash provided by financing activities.............................     105,204     37,561
                                                                         ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................          606     (4,972)
Cash and cash equivalents at beginning of period......................      17,294     23,580
                                                                         ---------   --------
Cash and cash equivalents at end of period............................   $  17,900   $ 18,608
                                                                         =========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest (net of amount capitalized)........................   $  18,357   $ 18,379
          Income taxes................................................   $   5,813   $    647




                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

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

NOTE 3.  NEW ACCOUNTING STANDARDS

     In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which changes the method of calculation and presentation of earnings per share. This change did not have any impact on previously reported income per share amounts for the three and six months ended June 30, 1997.

     During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and No. 131, "Segment Reporting". Both standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes the disclosure requirements for reporting comprehensive income in an entity's annual and interim financial statements and is effective for the Company for the year ending December 31, 1998. Comprehensive income represents changes in stockholders' equity except those resulting from investments by and distributions to owners. As of June 30, 1998, the Company has no other comprehensive income; accordingly, no such disclosure is made in the consolidated statement of operations. SFAS No. 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed. This statement need not be applied and will not be applied to interim financial statements during the year ending December 31, 1998. However, this statement will be applied to the Company's annual financial statements for the year ending December 31, 1998.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for years beginning after June 15, 1999. The statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting treatment for the different types of transactions qualifying for Hedge Accounting. The Company plans to adopt this statement in the first quarter of 2000. Management does not believe this new standard will significantly impact the financial position or results of operations; however, management is evaluating the effects, if any, from this new standard.

NOTE 4.  RESTRICTED CASH

     At June 30, 1998, proceeds of $6,925,000 from development property sales are being held in separate cash accounts at a trust company in order to preserve the Company's options of reinvesting the proceeds on a tax-deferred basis.

NOTE 5.  NET INCOME PER SHARE

     Net income per share of common stock is computed by dividing net income, after reduction for preferred stock dividends, by the weighted average number of shares of common stock and equivalents outstanding during the period (see table below for effect of dilutive securities).

                                                                           THREE MONTHS ENDED JUNE 30,
                                                    -------------------------------------------------------------------------
                                                                   1998                                  1997
                                                    -----------------------------------  ------------------------------------
                                                                                Per                                   Per
                                                                               Share                                 Share
                                                      Income      Shares       Amount      Income      Shares       Amount
                                                    ----------  -----------  ----------  ----------  -----------  -----------
                                                                       (In thousands, except per share data)

Net income........................................     $11,743                               $5,685
Less preferred stock dividends....................          --                                   --
                                                       -------                               ------
Net income applicable to common
   stockholders...................................      11,743      106,675       $0.11       5,685       97,302        $0.06
                                                                                  =====                                 =====
Effect of dilutive securities: stock options......          --        3,038                      --        3,025
                                                       -------      -------                  ------      -------
Net income applicable to common
   stockholders assuming dilution.................     $11,743      109,713       $0.11      $5,685      100,327        $0.06
                                                       =======      =======       =====      ======      =======        =====



                                                                            SIX MONTHS ENDED JUNE 30,
                                                    -------------------------------------------------------------------------
                                                                   1998                                  1997
                                                    -----------------------------------  ------------------------------------
                                                                                Per                                   Per
                                                                               Share                                 Share
                                                      Income      Shares       Amount       Income       Shares      Amount
                                                    ----------  -----------  ----------  ------------  ----------  ----------
                                                                     (In thousands, except per share data)

Net income........................................     $19,656                               $10,794
Less preferred stock dividends....................          --                                (1,353)
                                                       -------                               -------
Net income applicable to common
   stockholders...................................      19,656      106,615       $0.18        9,441       88,595       $0.11
                                                                                  =====                                 =====
Effect of dilutive securities: stock options......          --        3,130                       --        2,898
                                                       -------      -------                  -------       ------
Net income applicable to common
   stockholders assuming dilution.................     $19,656      109,745       $0.18      $ 9,441       91,493       $0.10
                                                       =======      =======       =====      =======       ======       =====

NOTE 6.  MORTGAGE AND OTHER DEBT

     Mortgage and other debt at June 30, 1998 and December 31, 1997 are summarized as follows:



                                                           JUNE 30,  DECEMBER 31,
                                                             1998        1997
                                                           --------  ------------
                                                               (in thousands)
First mortgage loans.....................................  $313,734      $317,432
Secured revolving credit line............................   253,000       192,100
Acquisition secured promissory notes.....................    35,811            --
Unsecured revolving credit line..........................    17,000            --
Residential construction loans...........................     5,974         6,453
Assessment district bonds................................    16,947        17,825
Term loan - secured......................................    12,893        12,929
Secured promissory notes.................................    21,570        21,570
Other loans..............................................       297           390
                                                           --------      --------
Total mortgage and other debt............................  $677,226      $568,699
                                                           ========      ========
Due in one year..........................................  $298,497      $218,933
                                                           ========      ========


     In connection with February and June 1998 acquisitions of approximately 13,100 acres of land and 1,970 ground leases, the Company issued $36 million of secured promissory notes. The notes bear interest at 7.23% and are due at various dates through June 26, 2003.

     On May 22, 1998, the Company expanded a $25 million unsecured revolving credit line to $95 million. At June 30, 1998, $17 million was drawn on this credit line. The Company has exercised its option to extend the maturity to November 1, 1998. Additionally, the $265 million secured revolving credit line will mature on November 1, 1998. The Company is currently negotiating with the lender for a new secured revolving credit line in place of these two credit lines; the new credit line is expected to mature two years from its issuance.

     Interest costs relating to mortgage and other debt for three-and six-month periods ended June 30, 1998 and 1997 are summarized as follows:


                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                JUNE 30,                         JUNE 30,
                                           -------------------          ------------------------
                                            1998       1997               1998          1997
                                          ---------  ---------          -------      -----------
                                                             (in thousands)
Total interest incurred.................   $13,512    $11,331          $26,057         $22,605
Interest capitalized....................    (3,065)    (1,126)          (6,048)         (2,606)
                                           -------    -------          -------         -------
     Interest expensed..................   $10,447    $10,205          $20,009         $19,999
                                           =======    =======          =======         =======

NOTE 7.  PROPERTIES

     Book value by property type at June 30, 1998 and December 31, 1997 consisted of the following:

                                                              JUNE 30,     DECEMBER 31,
                                                                1998           1997
                                                           --------------  -------------
Income-producing properties:                                      (in thousands)
     Industrial buildings................................     $  461,193     $  458,963
     Office buildings....................................        194,165        193,654
     Retail buildings....................................         98,419         97,483
     Land development /(1)/..............................        327,572        341,821
     Land leases.........................................         50,969          8,036
                                                              ----------     ----------
                                                               1,132,318      1,099,957
                                                              ----------     ----------
Developable properties:
     Industrial..........................................         99,390         79,658
     Residential.........................................         79,578         66,069
     Retail, office and other............................         43,980         37,401
     Natural resources...................................          6,647          4,975
     Properties held for sale............................         41,592         29,588
                                                              ----------     ----------
                                                                 271,187        217,691
                                                              ----------     ----------
Work-in-process:
     Industrial..........................................         77,569         39,264
     Residential.........................................         32,408          7,411
                                                              ----------     ----------
                                                                 109,977         46,675
                                                              ----------     ----------

Other....................................................         22,022         20,948
Investment in joint ventures.............................        (23,861)       (26,464)
                                                              ----------     ----------
Gross book value.........................................      1,511,643      1,358,807
Accumulated depreciation.................................       (250,811)      (235,832)
                                                              ----------     ----------
Net book Value...........................................     $1,260,832     $1,122,975
                                                              ==========     ==========

/(1)/ This category represents interim income-producing uses of properties intended for mixed-use development

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

     Inherent in the operations of the real estate business is the possibility that environmental liability may arise from the ownership, or previous ownership, of real properties. The Company may be required in the future to take action to correct or reduce the environmental effects of prior disposal or release of hazardous substances by third parties, the Company, or its corporate predecessors. Future environmental costs are difficult to estimate because of such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the Company's liability in proportion to that of responsible parties, and the extent to which such costs are recoverable from insurance.

     At June 30, 1998, management estimates that future costs for remediation of identified or suspected environmental contamination on operating properties and properties previously sold approximate $11 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next ten years with a substantial portion incurred over the next five years. Management also estimates that similar costs relating to the Company's properties to be developed or sold may range from $11.8 million to $37 million. These amounts will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years, or will be deferred and charged to cost of sales when the properties are sold. The Company's estimates were developed based on reviews which took place over several years based upon then prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review extensively each property on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies and the availability of other parties to pay some or all of such costs.

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

RESULTS OF OPERATIONS

Comparison of the six-month periods ended June 30, 1998 and 1997

Income-Producing Properties. Rental revenue and property operating costs for the Company's income-producing properties for the six-month periods ended June 30, 1998 and 1997 are summarized below:

                                                     RENTAL REVENUE                           PROPERTY OPERATING COSTS
                                       ----------------------------------------   ----------------------------------------------
                                               SIX MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                                       ----------------------------------------   ----------------------------------------------
                                            1998         1997       DIFFERENCE         1998            1997          DIFFERENCE
                                       ------------  -----------  -------------   ---------------  -------------  --------------
                                                                          (in thousands)
Industrial buildings...................    $38,651      $31,841       $ 6,810          $ 7,911        $ 7,019          $892
Office buildings.......................     15,971       14,142         1,829            6,234          6,139            95
Retail buildings.......................      6,780        6,656           124            1,886          1,925           (39)
Land development /(1)/.................      5,716        5,630            86            3,599          3,558            41
Land leases............................      6,162        3,957         2,205              443            460           (17)
                                           -------      -------       -------          -------        -------          ----
                                           $73,280      $62,226       $11,054          $20,073        $19,101          $972
                                           =======      =======       =======          =======        =======          ====

     Building square footage owned, square footage leased and occupancy are as follows:

                                                                                                AS OF  JUNE 30,
                                                                                   -----------------------------------------
                                                                                         1998                    1997
                                                                                   ------------------      ------------------
                                                                                      (in thousands, except percentages)
Industrial buildings
      Square feet owned..............................................                  14,570                      13,361
      Square feet leased.............................................                  14,286                      12,958
      Percent leased.................................................                    98.1%                       97.0%
Office buildings
      Square feet owned..............................................                   1,620                       1,619
      Square feet leased.............................................                   1,542                       1,439
      Percent leased.................................................                    95.2%                       88.9%
Retail buildings
      Square feet owned..............................................                     928                         928
      Square feet leased.............................................                     862                         829
      Percent leased.................................................                    92.9%                       89.3%
Land development (1)
      Square feet owned..............................................                   1,220                       1,230
      Square feet leased.............................................                   1,020                       1,177
      Percent leased.................................................                    83.6%                       95.7%
Total
      Square feet owned..............................................                  18,338                      17,138
      Square feet leased.............................................                  17,710                      16,403
      Percent leased.................................................                    96.6%                       95.7%

/(1)/ This category represents interim income-producing uses of properties intended for mixed-use development

     The increase in revenue from industrial buildings is primarily attributable to eleven newly constructed buildings totaling approximately 2.6 million square feet that have been added to the portfolio since January 1, 1997, offset by a decrease in revenues resulting from sales in 1997 of three buildings totaling approximately 0.6 million square feet. Approximately $4.9 million of the increase was attributable to base rents and tenant pass-through for the net additions. Approximately $1.4 million was attributable to higher base rental rates from properties which were owned and operated for all of 1997 and year-to-date 1998 ("Same Space"), and approximately $0.5 million was attributable to higher tenant pass-through charges associated with Same Space. The increase in operational costs is primarily attributable to approximately $0.7 million from Same Space and $0.2 million from the new buildings.

     Rental revenue for the Company's office portfolio increased by $1.8 million for the six months ended June 30, 1998, compared to the same period in 1997, primarily because of higher rental rates and occupancy for Same Space. Operating costs for office buildings increased by $0.1 million, primarily as a result of higher utility costs and property taxes.

     The $2.2 million increase in revenues from land lease portfolio for the six months ended June 30, 1998 as compared to the same period in 1997 is primarily attributable to the acquisitions of 1,588 ground leases in February, 1998.

     In total, property operating costs were higher for the six months ended June 30, 1998 as compared to the same period in 1997, because of higher overhead costs and property taxes associated with the new buildings.

     Income-producing joint venture earnings, net, increased by $0.8 million primarily because of higher occupancies and room rates in certain hotel joint ventures.

Development Activities and Fee Services. Gain on development property sales was $10.1 million for the six months ended June 30, 1998 compared to $3.6 million for the same period in 1997, summarized as follows:

                                                                SIX MONTHS ENDED JUNE 30,
                                                ---------------------------------------------------------
                                                      1998               1997              DIFFERENCE
                                                  -------------      -------------     -------------------
                                                                      (in thousands)
COMMERCIAL:
Sales...........................................        $18,708            $15,516                $ 3,192
Cost of sales...................................         10,488             13,010                 (2,522)
                                                        -------            -------                -------
     Gain.......................................          8,220              2,506                  5,714
                                                        -------            -------                -------
RESIDENTIAL:
Sales...........................................         18,885             18,417                    468
Cost of sales...................................         17,009             17,285                   (276)
                                                        -------            -------                -------
     Gain.......................................          1,876              1,132                    744
                                                        -------            -------                -------
Total gain on development property sales........        $10,096            $ 3,638                $ 6,458
                                                        =======            =======                =======

     The 1998 results include a $5.3 million gain from the sale of a commercial development joint venture in Texas and the sale of an 800-lot residential project in California. The 1997 results include a $2.2 million gain from the sale of a 279,000-square-foot industrial building in La Mirada, California. In addition, the Company sold 55 homes in the six months ended June 30, 1998 compared to 28 homes during the same period in 1997.

     The Company expects there will be significant variability in income generated from its development activities.

     Following is a summary of development property sales under contract but not closed as of June 30, 1998 and 1997:

                                                                     AS OF JUNE 30,
                                                              ---------------------------
                                                                  1998           1997
                                                              -------------  ------------
                                                                    (in thousands)
Commercial..................................................       $77,107        $ 2,741
                                                                   =======        =======
Residential (lot and unit sales):
     Owned projects
        Units...............................................       $37,227        $    --
        Lots................................................        14,500             --
                                                                   -------        -------
                                                                   $51,727        $    --
                                                                   =======        =======
     Joint venture projects /(1)/...........................       $34,879        $46,047
                                                                   =======        =======

/(1)/ The amounts shown are 100% of the gross sales price; the Company is entitled to receive 25%-50% of the net profits from these joint ventures.

     Development and management fee income, net, increased by $1.0 million for the six months ended June 30, 1998 compared to the same period in 1997. The increase is primarily attributable to increases in management fees from management contracts and related services to railroad company clients.

     Equity in earnings of development joint ventures decreased by $1.1 million for the six months ended June 30, 1998 compared to the same period in 1997. The decrease is primarily attributable to a 1997 sale which generated a $1.0 million gain.

     The $0.8 million increase in land holding costs, net, for the six months ended June 30, 1998 compared to the same period in 1997 is primarily because the land holding costs in 1997 included an offset for interim ground lease income. This lease was terminated in October 1997.

Other Items on the Statement of Operations. Interest expense for the six months ended June 30, 1998 approximated that of the same period in 1997, however total interest incurred increased $3.5 million. Interest expense increases attributable to additions to the portfolio were offset by the increase in capitalized interest related to higher development activity.

     Following is a summary of interest incurred for the six months ended June 30, 1998 and 1997:

                                                                SIX MONTHS ENDED JUNE 30,
                                            ----------------------------------------------------------------
                                                  1998                  1997                 DIFFERENCE
                                            ----------------      ----------------       -------------------
                                                                    (in thousands)
Total interest incurred...................          $26,057               $22,605                   $ 3,452
Interest capitalized......................           (6,048)               (2,606)                   (3,442)
                                                    -------               -------                   -------
Interest expensed.........................          $20,009               $19,999                   $    10
                                                    =======               =======                   =======

     General and administrative expense increased by $1.0 million for the six months ended June 30, 1998, compared to the same period in 1997 primarily because of the increase in the Company's overall activities.

The increase in gain on sales of non-strategic land and other property from the six months ended June 30, 1998 as compared to the same period in 1997 is summarized as follows:

                                                               SIX MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------------
                                                      1998                1997             DIFFERENCE
                                                -----------------  -------------------  ----------------
                                                                    (in thousands)
Sales.........................................           $ 5,621          $ 9,265           $(3,644)
Cost of sales.................................            (1,251)          (5,207)           (3,956)
                                                         -------          -------           -------
      Gain....................................           $ 4,370          $ 4,058           $   312
                                                         =======          =======           =======

     In 1995, the Company began an accelerated program of selling non-strategic assets, with the proceeds intended to pay down a portion of existing debt and fund new development. From 1995 through June 30, 1998, the Company sold $184.6 million of non-strategic assets. In addition, at June 30, 1998, $63.4 million of such assets were under contract or option for sale. Because of the diminishing amount of such assets in the Company's portfolio, the Company expects future sales of non-strategic assets to be substantially lower than the levels in the recent past, with the exception of two significant sales expected to close in the next twelve months.

Preferred Stock Dividends. Preferred stock dividends declined by $1.4 million from the six-months ended June 30, 1997 compared to the same period in 1998 as a result of preferred stock calls in 1997. With the completion of the preferred stock calls in June 1997, the Company has no remaining outstanding preferred stock.

Comparison of the three-month periods ended June 30, 1998 and 1997.

Income-Producing Properties. Rental revenue and property operating costs for the Company's income-producing properties for the three-month periods ended June 30, 1998 and 1997 are summarized below:

                                     RENTAL REVENUES           PROPERTY OPERATING COSTS
                             -----------------------------  ----------------------------------
                              THREE MONTHS ENDED JUNE 30,       THREE MONTHS ENDED JUNE 30,
                             -----------------------------  ----------------------------------
                               1998     1997    DIFFERENCE   1998      1997     DIFFERENCE
                             -------   ------  -----------  -------  -------  ----------------
                                                          (in thousands)
Industrial buildings.....   $19,827   $16,250  $3,577      $ 3,934    $ 3,752      $182
Office buildings.........     8,066     7,067     999        3,179      3,260       (81)
Retail buildings.........     3,409     3,201     208          933        969       (36)
Land development /(1)/...     2,997     2,862     135        1,854      1,838        16
Land leases..............     3,487     2,041   1,446          185        226       (41)
                            -------   -------  ------      -------    -------      ----
                            $37,786   $31,421  $6,365      $10,085    $10,045      $ 40
                            =======   =======  ======      =======    =======      ====

     /(1)/ This category represents interim income-producing uses of properties intended for mixed-use development.

     The increase in revenue from industrial buildings is primarily attributable to eleven newly constructed buildings totaling approximately 2.6 million square feet that have been added to the portfolio since January 1, 1997, offset by a decrease in revenues resulting from sales in 1997 of three buildings totaling
0.6 million square feet sold. Approximately $2.4 million of the increase was attributable to base rents and tenant pass-through for the net additions. Approximately $0.8 million was attributable to base rents associated with Same Space, and approximately $0.4 million was attributable to higher tenant pass-through charges associated with Same Space. The increase in operational costs is primarily attributable to approximately $0.3 million from Same Space and $0.1 million from the net new buildings, offset by a reduction of $0.2 million from properties sold.

     Rental revenue for the Company's office portfolio increased by $1.0 million for the three months ended June 30, 1998, compared to the same period in 1997, primarily because of higher rental rates and occupancy for Same Space. Operating costs for office buildings decreased by $0.1 million, primarily as a result of lower utility costs and property taxes.

     The $0.2 million increase in rental revenue for the retail buildings was primarily because of higher rental rates from Same Space.

     The $1.4 million increase in revenues from land lease portfolio for the three months ended June 30, 1998 as compared to the same period in 1997 is primarily attributable to the acquisitions of 1,588 ground leases in February, 1998.

     In total, property operating costs were higher for the three months ended June 30, 1998 as compared to the same period in 1997 because of higher overhead costs and property taxes associated with the new buildings.

     Development Activities and Fee Services. Gain on development property sales was $4.0 million in the three months ended June 30, 1998 compared to $3.2 million for the same period in 1997 is summarized as follows:

                                                                   THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------------------------------------
                                                         1998                1997              DIFFERENCE
                                                     -------------      --------------     ------------------
                                                                         (in thousands)
COMMERCIAL:
Sales...........................................        $ 7,152             $14,311               ($7,159)
Cost of sales...................................          3,767              12,445                (8,678)
                                                        -------             -------              --------
     Gain.......................................          3,385               1,866                 1,519
                                                        -------             -------              --------

RESIDENTIAL:
Sales...........................................         12,963              15,970                (3,007)
Cost of sales...................................         12,391              14,682                (2,291)
                                                        -------             -------              --------
     Gain.......................................            572               1,288                  (716)
                                                        -------             -------              --------
Total gain on development property sales........        $ 3,957             $ 3,154              $    803
                                                        =======             =======              ========

     The 1998 results include a $1.3 million gain from the sale of a 28-acre industrial land parcel in Woodridge, Illinois. In addition, the Company sold 42 homes in the three months ended June 30, 1998 compared to 24 homes during the same period in 1997; however, the decrease in gain from residential sales is primarily attributable to greater number of higher profit margin units sold in the same period in 1997. In June 1998, the Company sold certain residential lots subject to repurchase options which generated approximately $8.0 million in deferred gain. The gain will be recognized as the repurchase options expire. The repurchase options are expected to expire during 1998 and 1999.

     The Company expects there will be significant variability in income generated from its development activities.

     Development and management fee income, net, increased by $1.0 million for the three months ended June 30, 1998 compared to the same period in 1997. The increase is primarily attributable to increases in management fees from management contracts and related services to railroad company clients.

     Equity in earnings of development joint ventures decreased by $1.0 million for the three months ended June 30, 1998 compared to the same period in 1997. The decrease is primarily attributable to a 1997 sale which generated a $1.0 million gain.

     The $0.5 million increase in land holding costs, net, for the three months ended June 30, 1998 compared to the same period in 1997 is primarily because the land holding costs in 1997 included an offset for interim ground lease rental income. The lease for which this income was attributable was terminated in October 1997.

Other Items on the Statement of Operations. Interest expense for the three months ended June 30, 1998 was $0.2 million higher than the same period in 1997; however, total interest incurred increased $2.2 million. Interest expense increases attributable to additions to the portfolio were offset by the increase in capitalized interest related to higher development activity.

     Following is a summary of interest incurred for the three months ended June 30, 1998 and 1997:

                                                                THREE MONTHS ENDED JUNE 30,
                                               -----------------------------------------------------------------
                                                     1998                  1997                 DIFFERENCE
                                               ----------------      ----------------       -------------------
                                                                        (in thousands)
Total interest incurred...................          $13,512               $11,331                   $ 2,181
Interest capitalized......................           (3,065)               (1,126)                   (1,939)
                                                    -------               -------                   -------
Interest expensed.........................          $10,447               $10,205                   $   242
                                                    =======               =======                   =======

     General and administrative expense increased by $0.4 million for the three months ended June 30, 1998, compared to the same period in 1997 primarily because of the increase in the Company's overall activities.

The increase in gain on sales of non-strategic land and other property from the three months ended June 30, 1998 as compared to the same period in 1997 is summarized as follows:

                                                             THREE MONTHS ENDED JUNE 30,
                                                --------------------------------------------------------
                                                      1998               1997             DIFFERENCE
                                                ----------------  -------------------  ----------------
                                                                    (in thousands)
Sales.........................................       $5,328              $ 1,784            $3,544
Cost of sales.................................         (905)              (1,366)             (461)
                                                     ------              -------            ------
      Gain....................................       $4,423              $   418            $4,005
                                                     ======              =======            ======

     The 1998 results include a $3.7 million gain from the sale of a ground lease. Because of the diminishing amount of such assets in the Company's portfolio, the Company expects future sales of non-strategic assets to be substantially lower than the levels in the recent past, with the exception of two significant sales expected to close in the next twelve months.

Variability in Results. Although the Company has a large portfolio of income-producing properties that provides stable operating results, the Company's earnings from period to period will be affected by the nature and timing of sales of development property and non-strategic assets. Many of the Company's projects require a lengthy process to complete the development cycle before they are sold. Additionally, sales of non-strategic assets are difficult to predict and are generally subject to lengthy negotiations and contingencies that need to be resolved prior to closing. These factors tend to "bunch" income in the particular periods rather than producing a more even pattern throughout the year. In addition, gross margins may vary significantly as the mix of property varies. The cost basis of the properties sold varies because (i) a number of properties have been owned for many decades; (ii) some properties were acquired within the last ten to fifteen years; and (iii) properties are owned in various geographical locations.

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

     EBDDT is calculated by taking net income (loss) and making various adjustments. Depreciation, amortization and deferred income taxes are excluded from EBDDT as they represent non-cash charges. In addition, gains on the sale of non-strategic land and other assets represent unusual and/or nonrecurring items and are excluded from the EBDDT calculation. Net income is reconciled to EBDDT as follows:

                                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                                JUNE 30,                        JUNE 30,
                                                                 ---------------------------------   -------------------------------
                                                                                             (in thousands)
                                                                         1998            1997           1998             1997
                                                                 ------------------   ------------   -------------  ----------------
                                                                               (unaudited)                         (unaudited)
Net income applicable to common stockholders................         $ 11,743           $  5,685        $ 19,656           $ 9,441
Depreciation and amortization...............................            8,586              7,723          16,771            15,199
Deferred income taxes.......................................            5,800              3,307           9,547             6,278
Gain on non-strategic land and other asset sales............           (4,423)              (418)         (4,370)           (4,058)
                                                                     --------           --------        --------           -------
      Earnings before depreciation and deferred taxes.......         $ 21,706           $ 16,297        $ 41,604           $26,860
                                                                     ========           ========        ========           =======
Average number of common shares outstanding - basic.........          106,675             97,302         106,615            88,595
                                                                     ========           ========        ========           =======
Average number of common shares outstanding - assuming
  dilution..................................................          109,713            100,327         109,745            91,493
                                                                     ========           ========        ========           =======

     The $14.7 million increase in EBDDT for the six-month period ended June 30, 1998 compared to the same period in 1997 was primarily because of improved results from income-producing assets and higher gains on development property sales.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities

     Cash provided by operating activities reflected in the statement of cash flows for the six-month periods ended June 30, 1998 and 1997 was $5.4 million and $36.7 million, respectively. The decrease is primarily attributable to approximately $43 million used for capital expenditures for residential and industrial development properties that the Company intends to sell.

     Capital expenditures for development properties for the six months ended June 30, 1998 and 1997 are included in the schedule of capital expenditures in the following discussion of cash flows from investing activities.

     Cash generated from sales of development properties was $41.5 million and $30.3 million for the six-month periods ended June 30, 1998 and 1997, respectively. Cash generated from sales of non-strategic land was $1.4 million and $4.7 million for the six-month periods ended June 30, 1998 and 1997, respectively. Cash generated from rental operations increased principally because of the addition of new buildings.

Cash flow from investing activities

     Net cash used in investing activities reflected in the statement of cash flows for the six-month periods ended June 30, 1998 and 1997 was $109.9 million and $79.3 million, respectively, primarily because of an increase of $59.9 million in property and land lease acquisitions, offset by a decrease of $12.2 million in capital expenditures for commercial development properties that the Company intends to hold for its own account and the decrease of $7.7 million in joint venture contributions.

     Capital expenditures reflected in the statement of cash flows include the following:

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                           ------------------------------
                                                                                1998              1997
                                                                           -------------     ------------
                                                                                (in millions)
CAPITAL EXPENDITURES INCLUDED IN CASH FLOW FROM OPERATING
 ACTIVITIES /(1)/
Capital expenditures for residential and industrial
 development properties.....................................                  $ 42.9            $20.7

Residential property acquisitions...........................                    16.8               --
Capitalized interest and property tax.......................                     3.4              0.1
                                                                              ------            -----
                                                                                63.1             20.8
                                                                              ------            -----

CAPITAL EXPENDITURES INCLUDED IN CASH FLOW FROM INVESTING
 ACTIVITIES /(2)/
Construction and building improvements......................                    24.5             37.6
Property acquisitions............................                               59.9               --
Predevelopment..............................................                    11.4              5.5
Infrastructure and other....................................                     3.8              9.6
Capitalized interest and property tax.......................                     3.0              2.3
Tenant improvements.........................................                     0.5              3.7
                                                                              ------            -----
                                                                               103.1             58.7
                                                                              ------            -----
Total Capital Expenditures..................................                  $166.2            $79.5
                                                                              ======            =====

/(1)/ This category includes capital expenditures for properties the Company intends to sell.
/(2)/ This category includes capital expenditures for properties the Company intends to hold for its own account.

     Capital expenditures for residential and industrial development properties -- relates to the development of residential and for-sale industrial development properties. The increase for the six months ended June 30, 1998, as compared to the same period in 1997, is primarily because of the increase in both residential and for-sale industrial development activity.

     For the six months ended June 30, 1998, the Company started construction on 257 residential units and completed 48 units compared to 145 starts and 96 completions for the same period in 1997.

     Construction and building improvements -- relates primarily to development of new industrial properties held for lease and improvements to existing buildings. Commercial development activity is summarized below:

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                            --------------------------------------------
                                                                                   1998                   1997
                                                                            ------------------  -----------------------
                                                                                        (in square feet)
Under construction, beginning of period................                         3,774,000              2,286,961
Construction starts....................................                         2,145,000                346,000
Completed - Retained in portfolio......................                          (240,000)              (846,761)
Completed - Sold.......................................                          (235,000)                    --
                                                                                ---------              ---------
     Under construction, end of period.................                         5,444,000              1,786,200
                                                                                =========              =========

     As of June 30, 1998, the Company had 5.4 million square feet under construction, of which 2.1 million square feet are build-to-suit, and 1.2 million square feet are speculative development space; both of which will be added to the Company's portfolio.

     Property acquisitions--The Company invested approximately $90.8 million in 1997 and $76.7 million for the six-month period ended June 30, 1998, in the acquisition of new property, either directly or through joint ventures.

  * Residential acquisitions--For the six months ended June 30, 1998, the Company invested approximately $17 million in the acquisition of residential development property directly or through joint ventures. These acquisitions will support up to 213 homes and included the following significant acquisitions: (1) a 20-acre, 94-lot site in Martinez, California, and (2), a 38-acre, 119-lot site in La Quinta, California. Entitlements and approvals for these lots have been received, and construction or development of these sites has commenced or is scheduled to commence during 1998.

  * Industrial acquisitions--For the six months ended June 30, 1998, the Company invested approximately $14 million in the acquisition of industrial development property. These acquisitions added approximately 4.5 million square feet of potential industrial development and include the acquisition of a 280-acre entitled land site in Portland, Oregon.

  * Ground lease acquisitions--For the six months ended June 30, 1998, the Company invested a total of $46 million acquiring land subject to ground leases. This occurred in two closings, one in February 1998 for $32.5 million and a second in June 1998 for $13.6 million.

     Predevelopment--relates primarily to amounts incurred in obtaining entitlements for the Company's major mixed-use projects. The increase in predevelopment costs primarily relate to activity at the Mission Bay project in San Francisco, California and the Pacific Commons project in Fremont, California.

     Infrastructure and other--primarily represents infrastructure costs incurred in connection with the Company's major mixed-use and development projects. The decrease in 1998 compared to 1997 primarily relates to the Pacific Commons and Woodridge, Illinois, projects.

     Capitalized interest and property taxes--represents construction period interest and property taxes capitalized to the Company's development projects. The increase for the six-month period ended June 30, 1998 compared to the same period in 1997 is due to the significant increase in development activity, as noted above.

Cash flow from financing activities

     As of June 30, 1998, the Company had total outstanding debt of $677.2 million, of which 41.4% was recourse to the Company and also secured by certain property, 55.7% was non-recourse to the Company and secured by certain property, and 2.9% was unsecured. During the next twelve months, approximately $298.5 million in debt matures, consisting primarily of the secured line of credit, but also including construction financing, term loans, or first mortgage loans. The Company expects that the maturing debt will most likely be refinanced through a combination of long-term fixed-rate financing combined with a restructure of the secured line of credit. All maturing debt is expected to be extended, refinanced or repaid. (Also see cash balances, available borrowings and capital resources section below.)

     Net cash provided by financing activities for the six month periods ended June 30,1998 and 1997 was $105.2 million and $37.6 million, respectively. This increase is primarily attributable to the $62.9 million increase in net borrowings used to finance acquisitions and development projects and a $6 million decrease in preferred stock dividends paid.

Capital commitments

     As of June 30, 1998, the Company had approximately $43.5 million in total commitments for capital expenditures. These commitments are primarily to fund the construction of industrial development projects, predevelopment costs and re-leasing costs.

Cash balances, available borrowings and capital resources

     As of June 30, 1998, the Company had $17.9 million in cash and cash equivalents. At June 30, 1998, the Company had available $12 million under its secured revolving credit facility, $13.4 million under its residential construction facilities, and $78 million under an unsecured line of credit.

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

     The secured revolving credit facility and the unsecured line of credit will mature on November 1, 1998. The Company is currently negotiating with the lender for a new secured credit line to replace these credit lines; the new credit line is expected to mature two years from its issuance.

     At June 30, 1998, the Company is seeking to obtain two permanent loans, in the amounts of approximately $152 million and $380 million, approximately $532 million in aggregate, with certain existing and new lenders. Subject to certain conditions and approvals, the proceeds of these loans will be used for a combination of repayment of certain existing secured loans, paydown of the lines of credit, or to fund development activities. The terms of these loans are being reviewed and considered by the Company. Subject to certain conditions and approvals, the closings of the loans are expected to occur in the third quarter of 1998; however there can be no assurance that the Company will obtain these two permanent loans.

     The Company has entered into treasury lock agreements which fix the interest rate of fixed-rate debt instruments currently under negotiation. The Company has identified the significant characteristics and terms of the probable debt issuances and has designated the treasury locks as hedges. The Company will capitalize the amount paid or received on settlement and amortize the amount over the life of the debt agreement as a component of interest expense. In the event that the Company decides not to issue such debt or if the treasury lock no longer qualifies as a hedge, the fair value will be recognized in earnings. The Company enters into treasury rate locks with financial institutions meeting certain financial criteria, such that the risk of non-performance by counter-parties is not deemed to be significant.

     Debt covenants--Certain loan agreements contain restrictive financial covenants, the most restrictive of which require the maximum funded debt to net worth ratio not to exceed 0.75:1, require stockholders' equity to be no less than $408 million, and require that the Company maintain certain specified financial ratios. In addition, certain agreements restrict the total leverage for the Company. The Company was in compliance with all such covenants at June 30, 1998.

ENVIRONMENTAL MATTERS

     Many of the Company's properties are in urban and industrial areas and may have been leased to or previously owned by commercial and industrial tenants that may have discharged hazardous materials. The Company incurs on-going environmental remediation costs, and legal costs relating to clean-up, litigation defense and the pursuit of responsible third parties. Costs incurred in connection with operating properties and properties previously sold are expensed. As of June 30, 1998, management has provided a reserve of $11 million for such costs. These costs are expected to be incurred over an estimated ten-year period, with a substantial portion incurred over the next few years.

     Costs incurred for properties to be sold are deferred and will be charged to cost of sales when the properties are sold. Costs relating to undeveloped properties are capitalized as part of development costs. At June 30, 1998, the Company's estimate of its potential liability for identified environmental costs relating to properties to be developed or sold ranged from $11.8 million to $37 million. These costs generally will be capitalized as they are incurred over the course of the estimated development period of approximately 20 years. Environmental costs capitalized during the six-month period ended June 30, 1998 totaled $1.5 million.

     While the Company or outside consultants have evaluated the environmental liabilities associated with most of the Company's properties, any evaluation necessarily is based upon then prevailing law, identified site conditions and the use of sampling methodologies. The Company monitors its exposure to environmental costs on a regular basis. Although an unexpected event could have a material impact on the results of operations for any period, the Company does not believe that such costs for identified liabilities will have a material adverse effect on its financial position, results of operations or cash flows.

YEAR 2000 COMPLIANCE

     The Company has examined the problem presented by the inability of many computer programs to distinguish the year 2000 from the year 1900 (the "Year 2000 Problem"). The primary software package used by the Company is one designed by an outside vendor to be Year 2000 compliant (that is, not to be negatively affected by the occurrence or use of a date in 2000). Other significant operating software has also been designed by third party vendors who have represented that the current versions being used are Year 2000 compliant. Although there can be no assurances, at the present time the Company does not believe problems likely to be faced by its vendors, lenders or customers because of the Year 2000 Problem would be likely to have a material adverse impact on the Company. The Company would be affected by systemic problems in the economy resulting from the Year 2000 Problem, such as problems in air traffic control, other transportation systems or overall economic dislocation. In addition, the Company's development activities could be halted or materially delayed if its banks are, as a result of the Year 2000 Problem, unable to advance funds on construction loans, lines of credit or similar facilities. The Company is in the process of testing all of its systems to ensure Year 2000 compliance. The Company expects to re-deploy systems resources from its current staff for such testing so as to eliminate any incremental costs.

RISK FACTORS

     This quarterly report on Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. All forward-looking statements involve risks and uncertainties. Any forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A and 21E. Factors that may affect the Company's operating results and financial condition include (i) changes in general economic conditions in regions in which the Company's projects are located, (ii) supply and demand for office, industrial, and residential space,
(iii) the delay in receipt of or the denial of government approvals and entitlements for development projects, (iv) other public and private development activity in the areas in which the Company owns property, (v) the ability to recruit and retain or replace key personnel, (vi) land and building material costs, (vii) the availability and cost of project financing, (viii) competition from other property owners, (ix) limitations on or challenges to title to the Company's properties (x) liability for environmental remediation at properties owned or formerly owned by the Company or its predecessor, (xi) the Company's ability to increase development fees, (xii) the Company's ability to sell non-strategic assets, (xiii) the Company's ability to meet its debt service obligations, (xiv) changes in the capital markets affecting the ability of the Company to minimize its interest costs, (xv) the Company's ability to control the timing of the recognition of deferred tax liability, (xvi) the impact of discretionary government actions, (xvii) the exposure of the Company's assets to natural occurrences, such as earthquakes, tornadoes, and similar events, (xviii) changes in the legal and regulatory environment, including the tax treatment of the Company's activities and assets, (xix) strength of competition in the areas in which the Company operates, and (xx) risks related to the performance, interests, and financial strength of the Company's joint venture partners.

     For discussions identifying other important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see the Company's filings with the Securities and Exchange Commission filings, "Management's Discussion and Analysis of Financial Condition and Results of Operations' of Financial Statements included in this Form 10-Q and Note 15 to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1997. The Company cautions that the foregoing list of risk factors is not exclusive. Further, the Company does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of the Company.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's Annual Meeting of Stockholders held on May 28,1998, stockholders voted as follows with respect to the election of directors:


   NOMINEES                                         VOTES FOR             VOTES WITHHELD
----------------                                 ----------------         --------------
Joseph F. Alibrandi                                  95,715,764               195,876
Daryl J. Carter                                      95,771,493               140,147
Richard D. Farman                                    95,767,715               143,925
Christine Garvey                                     95,769,055               142,585
William M. Kahane                                    95,766,616               145,024
Donald McNamara                                      95,767,757               143,883
Leslie D. Michelson                                  95,766,761               144,879
Nelson C. Rising                                     95,773,235               138,405
Jacqueline R. Slater                                 95,773,269               138,371
Thomas M. Steinberg                                  95,772,788               138,852
Beverly Benedict Thomas                              95,771,057               140,583

     On May 28, 1998, William Kahane was elected as Non-Executive Chairman of the Board.

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

      3.3            By-Laws, as amended(11)

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

     10.5            Registrant's Incentive Stock Compensation Plan(3)

     10.6 Termination, Substitution and Guarantee Agreement between ATSF and the Registrant dated December 21, 1990(4)

     10.7            Registrant's Amended and Restated 1991 Stock Option
                     Plan(11)

     10.8            Registrant's Amended and Restated Executive Stock Option
                     Plan(11)

     10.9 Form of First Amendment to Registration Rights Agreement among the Registrant, BAREIA, O&Y and Itel(5)

     10.10 Amended and Restated Executive Employment Agreement dated as of November 29, 1995 between the Registrant and Nelson C. Rising(9)

     10.11 Executive Employment Agreement dated February 10, 1995 between the Registrant and Timothy J. Beaudin(8)

     10.12 Employment Agreement dated July 24, 1996 between the Registrant and Stephen P. Wallace(9)

     10.13           Registrant's Amended and Restated 1995 Stock Option
                     Plan(11)

     10.14           Registrant's Amended and Restated 1996 Performance Award
                     Plan(11)

     10.15 Employment Agreement dated February 1, 1996 between the Registrant and Ira Yellin(10)

     10.16 Letter Agreement dated February 1, 1996 between the Registrant and Ira Yellin(10)

     10.17 Amended and Restated Employment Agreement dated September 16, 1997 between the Registrant and Kathleen Smalley(11)

     10.18 Letter Agreement dated November 16, 1996 between the Registrant and Steve Wallace(10)

     10.19 Letter Agreement dated November 16, 1996 between the Registrant and Timothy Beaudin(10)

     10.20 Office lease dated November 22, 1996 between Bradbury Associates, L.P. and the Registrant(10)

     10.21           Registrant's Deferred Compensation Plan(11)

     21.1            Subsidiaries of the Registrant(11)

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

------------------------------
*Filed with this report on Form 10-Q.

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

(11) Incorporated by reference to the Form 10-K for the year ended December 31, 1997.

(b)   No reports on Form 8-K were filed for the quarter ended June 30, 1998.

                                    SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         CATELLUS DEVELOPMENT CORPORATION



Date:        August 14, 1998       By:    /s/ STEPHEN P. WALLACE
       --------------------------       ------------------------
                                        Stephen P. Wallace
                                        Executive Vice President, Chief
                                        Operating Officer
                                             and Chief Financial Officer



Date:        August 14, 1998       By:    /s/ PAUL A. LOCKIE
       --------------------------       --------------------
                                        Paul A. Lockie
                                        Vice President and Controller