Form 10-Q
period 1998-09-30
CATELLUS DEVELOPMENT CORP
filed 1998-11-16
CIK 865937

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



    FOR THE QUARTER ENDED SEPTEMBER 30, 1998  COMMISSION FILE NUMBER 0-18694



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

     As of November 6, 1998, there were 106,753,226 issued and outstanding shares of the registrant's common stock, $.01 par value per share.

================================================================================

                         CATELLUS DEVELOPMENT CORPORATION

                                      INDEX

                                                                                   PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheet as of September 30, 1998 and December 31, 1997..   2
         Consolidated Statement of Operations for the three months and nine months
          ended September 30, 1998 and 1997.........................................   3
         Consolidated Statement of Cash Flows for the nine months ended
          September 30, 1998 and 1997...............................................   4
         Notes to Consolidated Financial Statements.................................   5

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................................   11

PART II. OTHER INFORMATION..........................................................   25

SIGNATURES..........................................................................   26

EXHIBIT INDEX.......................................................................   27


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                    CATELLUS DEVELOPMENT CORPORATION
                       CONSOLIDATED BALANCE SHEET
                             (In thousands)

                                                                               September 30,     December 31,
                                                                                   1998             1997
                                                                                ------------     ------------
                                                                                        (Unaudited)
Assets
     Properties...........................................................      $ 1,607,178      $ 1,358,807
     Less accumulated depreciation........................................         (257,779)        (235,832)
                                                                                -----------      -----------
                                                                                  1,349,399        1,122,975

     Other assets and deferred charges, net...............................           57,103           50,138
     Notes receivable, less allowance.....................................           20,639           30,971
     Accounts receivable, less allowance..................................           35,604           19,641
     Restricted cash......................................................           31,235              --
     Cash and cash equivalents............................................           30,156           17,294
                                                                                -----------      -----------
                    Total.................................................      $ 1,524,136      $ 1,241,019
                                                                                ===========      ===========
Liabilities and stockholders' equity
     Mortgage and other debt..............................................      $   774,262      $   568,699
     Accounts payable and accrued expenses................................           83,516           62,681
     Deferred credits and other liabilities ..............................           48,081           40,035
     Deferred income taxes ...............................................          132,334          117,705
                                                                                -----------      -----------
               Total liabilities .........................................        1,038,193          789,120
                                                                                -----------      -----------
     Commitments and contingencies (Note 8)

     Stockholders' equity
          Preferred stock ...............................................               --               --
          Common stock - 106,749 and 106,503 shares issued at
               September 30, 1998 and December 31, 1997, respectively ...             1,067            1,065
          Paid-in capital ...............................................           479,038          476,047
          Accumulated earnings (deficit) ................................             5,838          (25,213)
                                                                                -----------      -----------
               Total stockholders' equity ...............................           485,943          451,899
                                                                                -----------      -----------
                    Total ...............................................       $ 1,524,136      $ 1,241,019
                                                                                ===========      ===========

                See notes to consolidated financial statements

                       CATELLUS DEVELOPMENT CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)

                                                                   Three months ended       Nine months ended
                                                                      September 30,            September 30,
                                                                  ----------------------   --------------------
                                                                    1998         1997         1998      1997
                                                                  ---------   ----------   ---------  ---------
                                                                      (Unaudited)              (Unaudited)
Income producing properties
   Rental revenue ..........................................      $ 37,145    $ 32,901       $110,425   $95,127
   Property operating costs ................................       (10,910)     (9,747)       (30,983)  (28,848)
   Equity in earnings of joint ventures, net ...............         1,674       1,096          7,354     5,963
                                                                  --------    --------       --------   -------
                                                                    27,909      24,250         86,796    72,242
                                                                  --------    --------       --------   -------
Development activities and fee services
   Gain on property sales ..................................        10,144       3,368         20,240     7,006
   Development and management fee income, net ..............         2,602       2,223          5,745     4,377
   Equity in earnings of joint ventures, net ...............         1,489         282          1,605     1,507
   Land holding costs, net .................................          (432)       (492)        (1,537)     (834)
                                                                  --------    --------       --------   -------
                                                                    13,803       5,381         26,053    12,056
                                                                  --------    --------       --------   -------

Interest expense ...........................................        (9,043)    (10,035)       (29,052)  (30,034)
Depreciation and amortization ..............................        (8,230)     (7,839)       (25,001)  (23,038)
General and administrative expense .........................        (3,214)     (2,926)        (9,577)   (8,242)
Gain on non-strategic land and other asset sales ...........         2,858         570          7,228     4,628
Litigation and environmental costs, net ....................            --       1,100             --     1,142
Other, net .................................................           550          90            979        45
                                                                  --------    --------       --------   -------
Income before income taxes and extraordinary expense .......        24,633      10,591         57,426    28,799

Income tax expense
     Current ...............................................        (3,002)       (661)        (6,592)   (1,797)
     Deferred ..............................................        (6,929)     (3,652)       (16,476)   (9,930)
                                                                  --------    --------       --------   -------
                                                                    (9,931)     (4,313)       (23,068)  (11,727)
                                                                  --------    --------       --------   -------
   Income before extraordinary expense .....................        14,702       6,278         34,358    17,072

Extraordinary expense related to early retirement of debt,
   net of income tax benefit ...............................        (3,307)         --         (3,307)       --
                                                                  --------    --------       --------   -------
   Net income ..............................................        11,395       6,278         31,051    17,072

Preferred stock dividends ..................................            --          --             --    (1,353)
                                                                  --------    --------       --------   -------
   Net income applicable to common stockholders ............      $ 11,395    $  6,278       $ 31,051   $15,719
                                                                  --------    --------       --------   -------
   Net income per share before extraordinary expense
         Basic .............................................      $   0.14    $   0.06       $   0.32   $  0.17
                                                                  ========    ========       ========   =======
         Assuming dilution .................................      $   0.13    $   0.06       $   0.31   $  0.16
                                                                  --------    --------       --------   -------
   Net loss per share - extraordinary expense
         Basic .............................................      $  (0.03)   $     --       $  (0.03)  $    --
                                                                  --------    --------       --------   -------
         Assuming dilution .................................      $  (0.03)   $     --       $  (0.03)  $    --
                                                                  ========    ========       ========   =======

   Net income per share after extraordinary expense
         Basic .............................................      $   0.11    $   0.06       $   0.29   $  0.17
                                                                  --------    --------       --------   -------
         Assuming dilution .................................      $   0.10    $   0.06       $   0.28   $  0.16
                                                                  ========    ========       ========   =======

   Average number of common shares outstanding - basic .....      $106,747    $106,424       $106,660   $94,603
                                                                  ========    ========       ========   =======
   Average number of common shares outstanding - diluted ...      $109,190    $109,924       $109,570   $97,702
                                                                  ========    ========       ========   =======

                 See notes to consolidated financial statements

                       CATELLUS DEVELOPMENT CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                       --------------------
                                                                          1998       1997
                                                                       ---------   --------
                                                                           (Unaudited)
Cash flows from operating activities:
     Net income ..................................................     $ 31,051    $ 17,072
     Adjustments to reconcile net income to net
       cash (used in) provided by operating activities:
          Extraordinary expense related to early retirement of
             debt, before income tax benefit......................        5,484         --
          Depreciation and amortization ..........................       25,001      23,038
          Deferred income taxes ..................................       15,681       9,930
          Amortization of deferred loan fees and other costs .....        2,223       2,218
          Equity in earnings of joint ventures ...................       (8,959)     (7,470)
          Operating distributions from joint ventures ............        8,528       8,177
          Cost of properties and non-strategic land sold .........       72,592      43,855
          Gain on sales of other assets...........................       (4,529)     (1,600)
          Expenditures for development properties ................     (106,129)    (48,619)
          Contributions to residential joint ventures ............      (33,226)    (11,309)
          Other property acquisitions ............................      (10,467)        --
          Other, net .............................................       (1,527)      1,834
          Change in operating assets and liabilities .............       (4,175)     (4,140)
                                                                       --------    --------
Net cash (used in) provided by operating activities ..............       (8,452)     32,986
                                                                       --------    --------
Cash flows from investing activities:
     Property acquisitions .......................................      (33,230)    (14,428)
     Capital expenditures ........................................      (68,424)    (80,353)
     Tenant improvements .........................................       (2,001)     (4,631)
     Net proceeds from sale of other assets ......................        4,886       2,623
     Contributions to joint ventures..............................       (6,434)     (4,601)
     Restricted cash for future investment........................      (31,235)     (2,181)
                                                                       --------    --------
Net cash used in investing activities ............................     (136,438)   (103,571)
                                                                       --------    --------
Cash flows from financing activities:
     Borrowings ..................................................      401,777     117,588
     Repayment of borrowings .....................................     (236,147)    (48,393)
     Redemption premium on early retirement of debt ..............       (4,610)        --
     Dividends paid ..............................................          --       (5,975)
     Redemption of preferred stock ...............................          --         (471)
     Distributions to minority partners ..........................       (5,202)     (3,976)
     Proceeds from issuance of common stock ......................        1,934       3,365
                                                                       --------    --------
Net cash provided by financing activities ........................      157,752      62,138
                                                                       --------    --------
Net increase (decrease) in cash and cash equivalents .............       12,862      (8,447)
Cash and cash equivalents at beginning of period .................       17,294      23,580
                                                                       --------    --------
Cash and cash equivalents at end of period .......................     $ 30,156    $ 15,133
                                                                       --------    --------
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest (net of amount capitalized) ...................     $ 25,608    $ 27,490
          Income taxes............................................     $  6,137    $    699

                 See notes to consolidated financial statements

                        CATELLUS DEVELOPMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

NOTE 1.  DESCRIPTION OF BUSINESS

          Catellus Development Corporation (the "Company") is a diversified real estate operating company, with a large portfolio of income-producing properties and developable land, that manages and develops real estate for its own account and others. The Company's development portfolio of industrial, residential, retail, office and joint venture projects are primarily located in major markets in California and seven other states. The Company's income-producing properties consist primarily of industrial facilities, along with a number of office and retail buildings located in California, Arizona, Illinois, Texas, Colorado, and Oregon. The Company also has substantial undeveloped land holdings primarily in these same states.

NOTE 2.  INTERIM FINANCIAL DATA

          The accompanying consolidated financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. Certain prior period financial data has been reclassified to conform with the current period presentation.

NOTE 3.  NEW ACCOUNTING STANDARDS

     In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which changed the method of calculation and presentation of earnings per share. This change did not have any impact on previously reported income per share amounts for the three and nine months ended September 30, l997.

          During June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and No. 131, "Segment Reporting". Both standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes the disclosure requirements for reporting comprehensive income in an entity's annual and interim financial statements and is effective for the Company for the year ending December 31, 1998. Comprehensive income represents changes in stockholders' equity except those resulting from investments by and distributions to owners. As of September 30, 1998, the Company has no other comprehensive income; accordingly no such disclosure is made in the consolidated statement of operations. SFAS No. 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed. This statement need not be applied and will not be applied to interim financial statements during the year ending December 31, 1998. However, this statement will be applied to the Company's annual financial statements for the year ending December 31, 1998.

          In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for years beginning after June 15, 1999. The statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting treatment for the different types of transactions qualifying for hedge accounting. The Company plans to adopt this statement in the first quarter of 2000. Management does not believe this new standard will significantly impact the financial position, results of operations, or cash flows of the Company.

          In September 1998, the FASB's Emerging Issues Task Force issued EITF No. 98-9, "Accounting for Contingent Rents in Interim Financial Statements" which states that subsequent to May 22, 1998, a lessor should not recognize contingent rental revenue during interim reporting periods until specified targets that trigger the contingent rent are met. As of September 30, 1998, this new pronouncement presented no impact to the Company's financial position, results of operations, or cash flows.

NOTE 4.  RESTRICTED CASH

     At September 30, 1998, proceeds of $31.2 million from development property sales are being held in separate cash accounts at various trust companies in order to preserve the Company's options of reinvesting the proceeds on a tax-deferred basis.


NOTE 5. INCOME PER SHARE

     Income per share of common stock applicable to common stockholders is computed by dividing income before extraordinary expense, after reduction for preferred stock dividends, by the weighted average number of shares of common stock and equivalents outstanding during the period (see table below for effect of dilutive securities).

                                                                  Three Months Ended September 30, 1998
                                                   ------------------------------------------------------------------
                                                           1998                                    1997
                                                   ---------------------------          -----------------------------
                                                                     Per Share                              Per Share
                                                    Income   Shares   Amount            Income     Shares    Amount
                                                   --------  ------- ---------          -------   --------  ---------
                                                               (In thousands, except per share data)
Income before extraordinary expense ............... $14,702                               $ 6,278
Less preferred stock dividends ....................      --                                    --
                                                    -------                               --------
Income applicable to common stockholders...........  14,702    106,747    $0.14              6,278     106,424   $0.06
Effect of dilutive securities: stock options ......      --      2,443    =====                 --       3,500   =====
                                                    -------    -------                    --------     -------
Income applicable to common stockholders
     assuming dilution ............................ $14,702    109,190    $0.13           $  6,278     109,924   $0.06
                                                    =======    =======    =====           ========     =======   =====


                                                                Nine Months Ended September 30, 1998
                                                   ------------------------------------------------------------------
                                                           1998                                    1997
                                                   ---------------------------          -----------------------------
                                                                     Per Share                              Per Share
                                                    Income   Shares   Amount            Income     Shares    Amount
                                                   --------  ------- ---------          -------   --------  ---------
                                                               (In thousands, except per share data)
Income before extraordinary expense .............. $34,358                               $17,072
Less preferred stock dividends ...................     --                                 (1,353)
                                                   -------                               -------
Income applicable to common stockholders..........  34,358    106,660   $0.32             15,719      94,603   $0.17
Effect of dilutive securities: stock options .....     --      2,910    =====                --        3,099   =====
                                                   -------   -------                     -------      ------
Income applicable to common stockholders
     assuming dilution ........................... $34,358   109,570    $0.31            $15,719      97,702   $0.16
                                                   =======   =======    =====            =======      ======   =====

NOTE 6.  MORTGAGE AND OTHER DEBT

     Mortgage and other debt at September 30, 1998 and December 31, 1997 are summarized as follows:

                                                             September 30,  December 31,
                                                                1998           1997
                                                            --------------  ------------
                                                                   (in thousands)
First mortgage loans .......................................  $377,471       $317,432
Secured revolving credit line ..............................   185,194        192,100
Acquisition secured promissory notes .......................    37,716             --
Unsecured revolving credit lines ...........................   105,920             --
Residential construction loans .............................    15,518          6,453
Assessment district bonds ..................................    18,743         17,825
Term loan - secured ........................................    12,817         12,929
Secured promissory notes ...................................    20,634         21,570
Other loans ................................................       249            390
                                                              --------       --------
     Total mortgage and other debt .........................  $774,262       $568,699
                                                              ========       ========
Due in one year ............................................  $278,094       $218,933
                                                              ========       ========

     The first mortgage loans consist of $210.8 million from Prudential Insurance Company of America, bearing interest at 8.65% to 8.93%, maturing at various dates through March 2004; $116.8 million from Teachers Insurance and Annuity Association College Retirement Equities Fund ("TIAA"), bearing interest at 6.65%, maturing in September 2006; $22.3 million from Teachers Insurance and Annuity Association of America, bearing interest at 9.75%, maturing October 2002; and $27.6 million from various lenders bearing interest at 7.625% to 9.5%, maturing at various dates from October 2002 through March 2009.

     In September 1998, the Company signed separate commitment letters with Prudential Mortgage Capital Inc. ("Prudential") for $373 million and TIAA for $153.5 million for a total of $526.5 million in long-term non-recourse fixed rate financing.

     On October 26, 1998, the $373 million Prudential loan closed; the loan bears interest at 6.01% and is amortized over 30 years with a maturity term of 10 years. The proceeds were used to repay $207.6 million of the existing Prudential first mortgage loan and $100.0 million on the secured revolving credit line. The Company expects to recognize a $22.0 million extraordinary charge, net of tax benefit, related to the closing of this loan. In connection with the Prudential loan, the Company executed several Treasury-lock contracts with a notional amount totaling approximately $232.0 million. Such contracts were executed for purposes of fixing the interest rate on this new loan. The net payment upon liquidation of the Treasury-lock contracts is approximately $16.7 million, which, considered as part of the finance costs, resulted in an effective interest rate of 6.46% on the Prudential loan. The payment will be capitalized and amortized to interest expense over the life of the mortgage financing.

     Between September and October 1998, The Company closed $148.9 million of the TIAA loans; the loans bear interest at 6.65% and is amortized over 30 years with a maturity term of 8 years. The proceeds were used to repay $39.2 million of the existing Prudential loan, $54.0 million on the secured revolving credit line and $16.5 million of other indebtedness. As of September 30, 1998, the prepayment resulted in recognition of a $3.3 million extraordinary charge, net of tax benefit of $2.2 million. The remaining $4.6 million of TIAA loans is expected to close during the 4th quarter.

     The Company's $265 million secured revolving credit line was extended and modified on October 30, 1998. The secured revolving credit line's maturity was extended for two years to November 1, 2000, at an initial amount of $213 million, with the capacity to go up to $265 million provided that additional lender participation is obtained.

     In connection with acquisitions of approximately 13,100 acres of land, which includes 1,970 land leases, and 2.6 million linear feet of revenue-generating easements, subsidiaries of the Company issued a total of $39.9 million of secured promissory notes. These notes bear interest at 7.23% and are due at various dates through December 1, 2005. The Company intends to sell these assets. Accordingly, these acquisition secured promissory notes are paid-down on a pro-rata basis upon the sales of these assets.

     The unsecured revolving credit lines consist of two credit lines with capacity up to $95 million and $60 million, respectively. On October 30, 1998, the $95 million credit line was partially paid down and its maturity was extended in tiers due from November 1, 1998 to December 1, 1998. It is anticipated that this line will be fully repaid before December 1, 1998. At September 30, 1998, $68.5 million was drawn on this unsecured credit line.

     On September 25, 1998, the Company's residential subsidiary closed a $60 million unsecured credit line. This credit line bears interest at LIBOR + 1 5/8 which was 6.88% at September 30, 1998 and matures on October 1, 2000. At September 30, 1998, $37.4 million was drawn on this credit line.

     Interest costs relating to mortgage and other debt for three-and nine-month periods ended September 30, 1998 and 1997 are summarized as follows:

                                    Three Months Ended           Nine Months Ended
                                       September 30,                September 30,
                                 -----------------------      ----------------------
                                    1998         1997            1998         1997
                                 -----------   ---------      ----------   ---------
                                                   (in thousands)
Total interest incurred  ....... $ 15,104     $ 11,749        $ 41,161     $ 34,354
Interest capitalized ...........   (6,061)      (1,714)        (12,109)      (4,320)
                                 --------     --------        --------     --------
     Interest expensed ......... $  9,043     $ 10,035        $ 29,052     $ 30,034
                                 ========     ========        ========     ========

NOTE 7.  PROPERTIES

     Book value by property type at September 30, 1998 and December 31, 1997 consisted of the following:

                                                           September 30,   December 31,
                                                               1998           1997
                                                           -------------   ------------
                                                                  (in thousands)
Income-producing properties:
     Industrial buildings .........................        $  483,032      $  458,963
     Office buildings..............................           195,036         193,654
     Retail buildings .............................            95,461          97,483
     Land development/(1)/.........................           333,799         341,821
     Land leases/(2)/..............................            53,609           8,036
     Investment in joint ventures .................           (47,146)        (48,513)
                                                           ----------      ----------
                                                            1,113,791       1,051,444
                                                           ----------      ----------
Developable Properties:
     Industrial ...................................           122,152          79,658
     Residential ..................................            83,053          66,069
     Retail, office and other .....................            23,456          37,401
     Natural resources ............................             6,652           4,975
     Properties held for sale .....................            40,124          29,588
     Investment in joint ventures .................            58,914          22,049
                                                           ----------      ----------
                                                              334,351         239,740
                                                           ----------      ----------
Work-in-process:
     Industrial ...................................            85,636          39,264
     Residential ..................................            51,016           7,411
                                                           ----------      ----------
                                                              136,652          46,675
                                                           ----------      ----------
Other .............................................            22,384          20,948
                                                           ----------      ----------
Gross book value ..................................         1,607,178       1,358,807
Accumulated depreciation ..........................          (257,779)       (235,832)
                                                           ----------      ----------
Net book value ....................................        $1,349,399      $1,122,975
                                                           ==========      ==========

/(1)/ This category represents interim income-producing uses of properties intended for mixed-use development.

/(2)/ This category includes $48.2 million of land which the Company intends to sell.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

     The Company is a party to a number of legal actions arising in the ordinary course of business. While the Company cannot predict with certainty the final outcome of these proceedings, considering current insurance coverages and the substantial legal defenses available, management believes that none of these actions, when finally resolved, will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

     Inherent in the operations of the real estate business is the possibility that environmental liability may arise from the current or past ownership or current or past operation of real properties. The Company may be required in the future to take action to correct or reduce the environmental effects of prior disposal or release of hazardous substances by third parties, the Company, or its corporate predecessors. Future environmental costs are difficult to estimate because of such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the Company's liability in proportion to that of other responsible parties, and the extent to which such costs are recoverable from insurance.

          At September 30, 1998, management estimates that future costs for remediation of identified or suspected environmental contamination on operating properties and properties previously sold approximate $10.8 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next ten years with a substantial portion incurred over the next five years. Management also estimates that similar costs relating to the Company's properties to be developed or sold may range from $11.8 million to $37 million. These amounts will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years, or will be deferred and charged to cost of sales when the properties are sold. The Company's estimates were developed based on reviews which took place over several years based upon then prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability of other parties to pay some or all of such costs.

     As of September 30, 1998, the Company has outstanding standby letters of credit and surety bonds in the amount of $92.4 million in favor of local municipalities or financial institutions to guarantee performance on real property improvements or financial obligations.

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

RESULTS OF OPERATIONS

Comparison of the nine-month periods ended September 30, 1998 and 1997

Income-Producing Properties. Rental revenue and property operating costs for the Company's income-producing properties for the nine-month periods ended September 30, 1998 and 1997 are summarized below:

                                         Rental Revenue                            Property Operating Costs
                                ---------------------------------           ------------------------------------
                                  Nine Months Ended September 30,               Nine Months Ended September 30,
                                   1998        1997    Difference             1998         1997       Difference
                                ---------    --------  ----------           --------     --------     ----------
                                                             (in thousands)
Industrial buildings..........  $  57,655    $ 49,010    $  8,645           $ 11,932     $ 10,586      $ 1,346
Office buildings..............     23,945      21,830       2,115              9,840        9,419          421
Retail buildings..............     10,058      10,029          29              3,007        2,942           65
Land development/(1)/.........      8,765       8,441         324              5,578        5,226          352
Land leases...................     10,002       5,817       4,185                626          675          (49)
                                ---------    --------    --------           --------     --------      -------
                                $ 110,425    $ 95,127    $ 15,298           $ 30,983     $ 28,848      $ 2,135
                                =========    ========    ========           ========     ========      =======

     Building square footage owned, square footage leased and occupancy are as follows:

                                                   September 30,
                               ------------------------------------------------------------
                                          1998                           1997
                               ----------------------------   -----------------------------
                                                   (in thousands, except percentages)
                                  Owned     Leased     %         Owned     Leased        %
                                ---------  --------  ------   ----------   --------  ------
Industrial buildings..........     15,105    14,370   95.1%       13,963     13,675   97.9%
Office buildings..............      1,620     1,528   94.3%        1,620      1,542   95.2%
Retail buildings..............        928       827   89.1%          928        862   92.9%
Land development/(1)/.........      1,220     1,054   86.4%        1,231      1,135   92.2%
                                   ------    ------               ------     ------
                                   18,873    17,779   94.2%       17,742     17,214   97.0%
                                   ======    ======               ======     ======

/(1)/ This category represents interim income-producing uses of properties intended for mixed-use development.

     The increase in revenue from industrial buildings is primarily attributable to eleven newly constructed buildings totaling approximately 2.6 million square feet that have been added to the portfolio since January 1, 1997, offset by a decrease in revenues resulting from sales in 1997 and 1998 of four buildings totaling approximately 0.7 million square feet. Approximately $8.4 million of the increase is attributable to base rents and tenant pass-through for the new properties, partially offset by a decrease of $1.6 million attributable to properties sold. Approximately $1.8 million of the increase in revenue is attributable to higher base rental rates and tenant pass-through charges from properties which were owned and operated for all of 1997 and year-to-date 1998 ("Same Space"). The increase in operational costs is primarily attributable to approximately $1.1 million from Same Space and $0.6 million from the new buildings, offset by a decrease of $0.4 million attributable to properties sold.

     Rental revenue for the Company's office portfolio increased by $2.1 million for the nine months ended September 30, 1998, compared to the same period in 1997, primarily because of higher rental rates for Same Space. Operating costs for office buildings increased by $0.4 million, primarily as a result of higher utility costs and property taxes.

     The $4.2 million increase in revenues from the Company's land lease portfolio for the nine months ended September 30, 1998 as compared to the same period in 1997 is primarily attributable to the 1998 acquisitions of 13,100 acres of land, which includes 1,970 land leases, and 2.6 million linear feet of revenue-generating easements. The increase attributable to these acquisitions is not of a long-term nature, as the Company intends to sell these assets to qualified buyers (see Other Sales below).

     In total, property operating costs were higher for the nine months ended September 30, 1998, as compared to the same period in 1997, because of property taxes associated with the new buildings, operating and maintenance costs attributable to Same Space, and higher overhead.

     Income-producing joint venture earnings, net, increased by $1.4 million for the nine months ended September 30, 1998 as compared to the same period in 1997, primarily because of higher occupancies and room rates in certain hotel joint ventures.

Development Activities and Fee Services. Gain on property sales was $20.2 million for the nine months ended September 30, 1998 compared to $7.0 million for the same period in 1997, summarized as follows:

                                                         Nine Months Ended September 30,
                                                       1998            1997      Difference
                                                    -----------    -----------  -----------
                                                                  (in thousands)
Commercial Sales:
Sales.............................................  $ 67,253        $ 24,607     $ 42,646
Cost of sales ....................................    51,968          18,703       33,265
                                                    --------        --------     --------
            Gain..................................    15,285           5,904        9,381
                                                    --------        --------     --------

Residential Sales:
Sales.............................................    28,937          23,645        5,292
Cost of sales.....................................    25,381          22,543        2,838
                                                    --------        --------     --------
            Gain..................................     3,556           1,102        2,454
                                                    --------        --------     --------

Other Sales:
Sales.............................................     3,506              --        3,506
Cost of sales.....................................     2,107              --        2,107
                                                    --------        --------     --------
            Gain..................................     1,399              --        1,399
                                                    --------        --------     --------
Total gain on property sales......................  $ 20,240        $  7,006     $ 13,234
                                                    ========        ========     ========

     The 1998 results include a $5.3 million gain from the sale of a commercial development joint venture in Texas and a $3.3 million gain from the sale of a commercial development in Illinois. The 1997 results include a $2.2 million gain from the sale of a 279,000-square-foot industrial building in La Mirada, California. In addition, the Company closed the sale of 96 homes and 836 lots in the nine months ended September 30, 1998 compared to 108 homes and zero lots during the same period in 1997.

     The 1998 results from other sales represent the sales of land and related land leases associated with the acquisitions in the land lease portfolio during 1998.

     The Company expects there will be significant variability in income generated from its development activities (see Variability in Results section).

     Following is a summary of sales of development property under contract but not closed as of September 30, 1998 and 1997:

                                                                   As of September 30,
                                                                    1998          1997
                                                                 ---------     ----------
                                                                     (in thousands)
Commercial development ......................................    $ 45,574        $ 13,924
                                                                 ========        ========
Residential development
  Owned projects
     Units ..................................................    $ 59,256        $     --
     Lots ...................................................      10,326              --
                                                                 --------        --------
                                                                 $ 69,582        $     --
                                                                 ========        ========
Joint venture projects - Units/(1)/..........................    $ 30,629        $ 45,720
                                                                 ========        ========

(1) The amounts shown are 100% of the gross sales price; the Company is entitled to receive 25%-50% of the net profits from these joint ventures.

     Development and management fee income, net, increased by $1.4 million for the nine months ended September 30, 1998 compared to the same period in 1997. The increase is primarily attributable to increases in management fees from management contracts and related services to railroad company clients.

     The $0.7 million increase in land holding costs, net, for the nine months ended September 30, 1998 compared to the same period in 1997 is primarily because the land holding costs in 1997 included an offset for interim ground lease income. This lease was terminated in October 1997.

Interest Expense. Interest expense decreased approximately $1.0 million for the nine months ended September 30, 1998 compared to the same period in 1997; however, total interest incurred increased $6.8 million. Interest costs increase attributable to additions to the portfolio were offset by the increase in capitalized interest related to higher development activity.

     Following is a summary of interest incurred for the nine months ended September 30, 1998 and 1997:

                                                       Nine Months Ended September 30,
                                                      1998          1997     Difference
                                                    --------     ---------  -----------
                                                               (in thousands)
Total interest costs ............................  $ 41,161        $ 34,354     $  6,807
Interest capitalized ............................   (12,109)         (4,320)      (7,789)
                                                   --------        --------     --------
     Interest expensed ..........................  $ 29,052        $ 30,034     $   (982)
                                                   ========        ========     ========

General and Administrative Expenses. General and administrative expense increased by $1.3 million for the nine months ended September 30, 1998, compared to the same period in 1997 primarily because of the increase in the Company's overall activities.

Gain on Sales of Non-Strategic Land and Other Asset Sales. The increase in gain on sales of non-strategic land and other property from the nine months ended September 30, 1998 as compared to the same period in 1997 is summarized as follows:

                                                       Nine Months Ended September 30,
                                                     1998           1997      Difference
                                                  -----------     ---------  ------------
                                                               (in thousands)
Sales ...........................................  $ 11,299        $ 19,122     $ (7,823)
Cost of sales ...................................     4,071          14,494      (10,423)
                                                   --------        --------     --------
     Gain .......................................  $  7,228        $ 4,628      $  2,600
                                                   ========        ========     ========

     In 1995, the Company began an accelerated program of selling non-strategic assets, with the proceeds intended to pay down a portion of existing debt and fund new development. From 1995 through September 30, 1998, the Company sold $190.3 million of non-strategic assets. In addition, at September 30, 1998, $62.6 million of such assets were under contract or option for sale. Because of the diminishing amount of such assets in the Company's portfolio, the Company expects future sales of non-strategic assets to be substantially lower than the levels in the recent past, with the exception of two significant sales expected to close in the next three to six months.

Litigation and Environmental Costs, Net. The Company received environmental recoveries of $1.1 million for the nine months ended September 30, 1997. There were no such recoveries for the same period in 1998.

Extraordinary Expense. As of September 30, 1998, the Company closed $116.8 million of the total $526.5 million long-term non-recourse fixed rate financing. The closing in the 3rd Quarter resulted in recognition of a $3.3 million extraordinary charge, net of tax benefit of $2.2 million, related to yield maintenance payments and a write-off of unamortized loan issuance costs. The Company expects to recognize an additional $22 million extraordinary expense, net of tax benefit, related to the remaining long-term non-recourse fixed rate financing in the 4th Quarter (See Cash balances, available borrowings and capital resources section for further discussion).

Preferred Stock Dividends. Preferred stock dividends declined by $1.4 million from the nine-months ended September 30, 1997 compared to the same period in 1998 as a result of preferred stock calls in 1997. With the completion of the preferred stock calls in June 1997, the Company has no remaining outstanding preferred stock.

Comparison of the three-month periods ended September 30, 1998 and 1997.

Income-Producing Properties. Rental revenue and property operating costs for the Company's income-producing properties for the three-month periods ended September 30, 1998 and 1997 are summarized below:

                                          Rental Revenues                   Property Operating Costs
                                 ---------------------------------     --------------------------------
                                 Three Months Ended September 30,      Three Months Ended September 30,
                                   1998      1997     Difference         1998       1997    Difference
                                 --------  --------  -------------     ---------  -------- ------------
                                                       (in thousands)
     Industrial buildings.......  $19,004    $17,169     $ 1,835        $ 4,021    $ 3,567     $   454
     Office buildings...........    7,974      7,688         286          3,606      3,280         326
     Retail buildings...........    3,278      3,373         (95)         1,121      1,017         104
     Land development/(1)/......    3,049      2,811         238          1,979      1,668         311
     Land leases................    3,840      1,860       1,980            183        215         (32)
                                  -------    -------     -------        -------    -------     -------
                                  $37,145    $32,901     $ 4,244        $10,910    $ 9,747     $ 1,163
                                  =======    =======     =======        =======    =======     =======

/(1)/ This category represents interim income-producing uses of properties intended for mixed-use development.

     The increase in revenue from industrial buildings is primarily attributable to the addition of seven newly constructed buildings totaling approximately 1.8 million square feet that have been added to the portfolio since July 1, 1997, offset by a decrease in revenues resulting from sales in 1997 of three buildings totaling 0.6 million square feet. Approximately $1.9 million of the increase was attributable to base rents and tenant pass-through for the new properties, offset by a decrease of $0.3 million attributable to properties sold. Approximately $0.2 million of the increase in revenues was attributable to base rents and higher tenant pass-through charges associated with Same Space. The increase in operational costs is primarily attributable to approximately $0.4 million from Same Space.

     Rental revenue for the Company's office portfolio increased by $0.3 million for the three months ended September 30, 1998, compared to the same period in 1997, primarily because of higher rental rates and occupancy for Same Space. Operating costs for office buildings increased by $0.3 million, primarily as a result of higher maintenance and overhead costs.

     The $2.0 million increase in revenues from land lease portfolio for the three months ended September 30, 1998 as compared to the same period in 1997 is primarily attributable to the 1998 acquisitions of 13,100 acres of land and 2.6 million linear square feet of revenue generating longitudinal easements. The increase attributable to these acquisitions is not of a long-term nature, as the Company intends to sell these assets to qualified buyers (see Other Sales below).

     In total, property operating costs were higher for the three months ended September 30, 1998 as compared to the same period in 1997 because of property taxes associated with the new buildings, operating and maintenance costs attributable to Same Space, and higher overhead costs.

Development Activities and Fee Services. Gain on property sales was $10.1 million in the three months ended September 30, 1998 compared to $3.4 million for the same period in 1997 is summarized as follows:

                                                   Three Months Ended September 30,
                                                     1998       1997    Difference
                                                   ---------  --------  -----------
                                                           (in thousands)
Commercial Sales:
Sales ............................................  $50,441     $9,091     $41,350
Cost of sales ....................................   42,427      5,693      36,734
                                                    -------     ------     -------
            Gain .................................    8,014      3,398       4,616
                                                    -------     ------     -------
Residential Sales:
Sales ............................................   10,052      5,228       4,824
Cost of sales ....................................    8,372      5,258       3,114
                                                    -------     ------     -------
            Gain .................................    1,680        (30)      1,710
                                                    -------     ------     -------
Other Sales:
Sales ............................................    1,610         --       1,610
Cost of sales ....................................    1,160         --       1,160
                                                    -------     ------     -------
            Gain .................................      450         --         450
                                                    -------     ------     -------
Total gain on property sales .....................  $10,144     $3,368     $ 6,776
                                                    =======     ======     =======

     The 1998 results include a $3.3 million gain on the sale of a 353,000 square foot industrial building in Woodridge, Illinois and a $1.0 million gain on the sale of a 209,000 square foot industrial building in Ontario, California. In addition, the Company closed the sale of 23 homes and 19 lots in the three months ended September 30, 1998, compared to 43 homes and zero lots during the same period in 1997.

     The 1998 results from other sales represent the sales of land and related land leases associated with the acquisitions in the land lease portfolio during 1998.

     The Company expects there will be significant variability in income generated from its development activities (see Variability in Results section).

     Development and management fee income, net, increased by $0.4 million for the three months ended September 30, 1998, compared to the same period in 1997. The increase is primarily attributable to increases in development and management services.

     Equity in earnings of development joint ventures increased by $1.2 million for the three months ended September 30, 1998 compared to the same period in 1997. The increase is primarily attributable to a property sale by a land development joint venture.

Other Items on the Statement of Operations. Interest expense for the three months ended September 30, 1998 was $1.0 million lower than the same period in 1997; however, total interest incurred increased $3.4 million. Interest costs increase attributable to additions to the portfolio were offset by the increase in capitalized interest related to higher development activity.

     Following is a summary of interest incurred for the three months ended September 30, 1998 and 1997:

                                                    Three Months Ended September 30,
                                                      1998      1997      Difference
                                                   ---------  ---------   ----------
                                                            (in thousands)
Total interest costs.............................  $ 15,104    $ 11,749    $  3,355
Interest capitalized.............................    (6,061)     (1,714)     (4,347)
                                                   --------    --------    --------
Interest expensed ...............................  $  9,043    $ 10,035    $   (992)
                                                   ========    ========    ========

     General and administrative expense increased by $0.3 million for the three months ended September 30, 1998, compared to the same period in 1997 primarily because of the increase in the Company's overall activities.

     The increase in gain on sales of non-strategic land and other property from the three months ended September 30, 1998 as compared to the same period in 1997 is summarized as follows:

                                                  Three Months Ended September 30,
                                                     1998       1997    Difference
                                                  ---------   --------  ----------
                                                           (in thousands)
Sales ...........................................  $ 5,678     $ 9,857    $ (4,179)
Cost of sales ...................................    2,820       9,287      (6,467)
                                                   -------     -------    --------
          Gain ..................................  $ 2,858     $   570    $  2,288
                                                   =======     =======    ========

     Because of the diminishing amount of such assets in the Company's portfolio, the Company expects future sales of non-strategic assets to be substantially lower than the levels in the recent past, with the exception of two significant sales expected to close in the next three to six months.

Litigation and Environmental Costs, Net. The Company received environmental recoveries of $1.1 million for the three months ended September 30, 1997. There were no such recoveries for the same period in 1998.

Extraordinary Expense. As of September 30, 1998, the Company closed $116.8 million of the total $526.5 million long-term non-recourse fixed rate financing. This closing resulted in recognition of a $3.3 million extraordinary charge, net of tax benefit of $2.2 million, related to yield maintenance payments and a write-off of unamortized loan issuance costs. The Company expects to recognize an additional $22 million extraordinary expense, net of tax benefit, related to the remaining long-term non-recourse fixed rate financing in the 4th Quarter (See Cash balances, available borrowings and capital resources section for further discussion).

Variability in Results. Although the Company has a large portfolio of income-producing properties that provides relatively constant operating results, the Company's earnings from period to period will be affected by the nature and timing of sales of property and non-strategic assets. Many of the Company's projects require a lengthy process to complete the development cycle before they are sold. Additionally, sales of non-strategic assets are difficult to predict and are generally subject to lengthy negotiations and contingencies that need to be resolved prior to closing. These factors tend to "bunch" income in the particular periods rather than producing a more even pattern throughout the year. In addition, gross margins may vary significantly as the mix of property varies. The cost basis of the properties sold varies because (i) a number of properties have been owned for many decades, (ii) some properties were acquired within the last ten to fifteen years; (iii) properties are owned in various geographical locations; and, (iv) development projects have varying infrastructure costs and build-out periods.

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

     EBDDT is calculated by taking net income and making various adjustments. Depreciation, amortization and deferred income taxes are excluded from EBDDT as they represent non-cash charges. In addition, gains on the sale of non-strategic land and other assets and extraordinary expenses represent unusual and/or nonrecurring items and are excluded from the EBDDT calculation. Net income is reconciled to EBDDT as follows:

                                                                 Three Months Ended           Nine Months Ended
                                                                    September 30,                September 30,
                                                              ------------------------      ----------------------
                                                                                 (in thousands)
                                                                1998          1997            1998        1997
                                                             ----------     ---------       ---------   ----------
                                                                   (unaudited)                  (unaudited)
Net income applicable to common stockholders ...............   $ 11,395     $  6,278       $ 31,051       $ 15,719

     Depreciation and amortization  ........................      8,230        7,839         25,001         23,038
     Deferred income taxes .................................      6,929        3,652         16,476          9,930
     Gain on non-strategic land and other asset sales ......     (2,858)        (570)        (7,228)        (4,628)
     Extraordinary expense .................................      3,307           --          3,307             --
                                                               --------     --------       --------       --------
Earnings before depreciation and deferred taxes  ...........   $ 27,003     $ 17,199       $ 68,607       $ 44,059
                                                               ========     ========       ========       ========
Average number of common
     shares outstanding - basic  ...........................    106,747      106,424        106,660         94,603
                                                               ========     ========       ========       ========
Average number of common
     shares outstanding - diluted  .........................    109,190      109,924        109,570         97,702
                                                               ========     ========       ========       ========

     The $24.5 million increase in EBDDT for the nine-month period ended September 30, 1998 compared to the same period in 1997 is primarily because of improved results from income-producing assets and higher gains on property sales.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities

     Cash (used in)/provided by operating activities reflected in the statement of cash flows for the nine-month periods ended September 30, 1998 and 1997 was ($8.5) million and $33 million, respectively. The change is primarily attributable to cash generated from sales of development properties of $93.6 million and $42.3 million for the nine-month periods ended September 30, 1998 and 1997, respectively, and cash from sales of other properties was $3.5 million for the nine-month period ended September 30, 1998, compared to zero for the same period in 1997. Cash generated from sales of non-strategic land was $6.4 million and $7.8 million for the nine-month periods ended September 30, 1998 and 1997, respectively. These increases are offset by an increase of approximately $57.5 million used for capital expenditures for residential and industrial development properties, a $21.9 million increase in joint venture contributions primarily because of a $32.1 million investment in a residential development, and an increase of approximately $10.5 million used for the acquisitions of other properties that the Company intends to sell.

     Capital expenditures for development properties for the nine months ended September 30, 1998 and 1997 are included in the schedule of capital expenditures in the following discussion of cash flows from investing activities.

Cash flow from investing activities

     Net cash used in investing activities reflected in the statement of cash flows for the nine-month periods ended September 30, 1998 and 1997 was $136.4 million and $103.6 million, respectively, primarily because of an increase of $18.8 million in property acquisitions, a $29.1 million increase in restricted cash held for future investments, and the increase of $1.8 million in joint venture contributions offset by a decrease of $11.9 million in capital expenditures for commercial development properties that the Company intends to hold for its own account.

     Capital expenditures reflected in the statement of cash flows include the following:

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                     1998            1997
                                                                                   ----------     ----------
                                                                                       (in thousands)
Capital Expenditures included in Cash Flow From Operating Activities/(1)/
Capital expenditures for residential and industrial development properties ....    $ 80,466         $ 29,641
Other property acquisitions ...................................................      10,467              --
Residential property acquisitions .............................................      18,709           18,336
Capitalized interest and property tax .........................................       6,954              642
                                                                                   --------         --------
                                                                                    116,596           48,619
                                                                                   --------         --------
Capital Expenditures included in Cash Flow From Investing Activities/(2)/
Construction and building improvements.........................................      47,643           56,281
Property acquisitions .........................................................      33,230           14,428
Predevelopment ................................................................      12,710           10,372
Infrastructure and other ......................................................       2,485           10,000
Capitalized interest and property tax .........................................       5,586            3,700
Tenant improvements ...........................................................       2,001            4,631
                                                                                   --------         --------
                                                                                    103,655           99,412
                                                                                   --------         --------
Total Capital Expenditures/(3)/ ...............................................    $220,251         $148,031
                                                                                   ========         ========

/(1)/ This category includes capital expenditures for properties the Company intends to sell.
/(2)/ This category includes capital expenditures for properties the Company intends to hold for its own account.
/(3)/ Excludes $32.1 million in 1998 and $15.2 million in 1997 invested in joint ventures to acquire residential property.

     Capital expenditures for residential and industrial development properties -- relates to the development of residential and for-sale industrial development properties. The increase for the nine months ended September 30, 1998, as compared to the same period in 1997, is primarily because of the increase in both residential and for-sale industrial development activity.

     For the nine months ended September 30, 1998, the Company started construction on 340 residential units and completed 72 units compared to 79 starts and 64 completions for the same period in 1997.

     Construction and building improvements -- relates primarily to development of new industrial properties held for lease and improvements to existing buildings. Commercial development activity is summarized below:

                                                         As of Nine Months Ended
                                                              September 30,
                                                           1998           1997
                                                        -------------  -------------
                                                              (in square feet)
       Under construction, beginning of period ......    3,774,000         2,286,961
       Construction starts...........................    2,613,000         1,252,000
       Completed - Retained in portfolio ............     (240,000)       (1,727,961)
       Completed - Design/Build or Sold .............   (1,227,000)               --
                                                        ----------        ----------
             Under construction, end of period ......    4,920,000         1,811,000
                                                        ==========        ==========

     As of September 30, 1998, the Company had 4.9 million square feet under construction, of which 1.9 million square feet are build-to-suit and 1.2 million square feet are speculative development space, both of which will be added to the Company's portfolio.

     Property acquisitions--The Company invested approximately $94.5 million in the nine-month period ended September 30, 1998 and $48 million for the same period in 1997, in the acquisition of new property, either directly or through joint ventures.

 . Residential acquisitions--For the nine months ended September 30, 1998, the Company invested approximately $50.8 million in the acquisition of residential development property directly or through joint ventures. These acquisitions will support up to 4,213 homes and included the following significant acquisitions: (1) a two-thirds interest in a 3,500-acre, 4,000-lot masterplanned community in El Dorado Hills, California, (2) a 20-acre, 94-lot site in Martinez, California, and (3) a 38-acre, 119-lot site in La Quinta, California. Entitlements and approvals for these lots have been received, and construction or development of these sites has commenced or is scheduled to commence during 1998.

 . Industrial acquisitions--For the nine months ended September 30, 1998, the Company invested approximately $33.2 million in the acquisition of industrial development property. These acquisitions added 0.6 million square feet of 100% occupied income producing property, approximately 4.5 million square feet of potential industrial development, and included a 280-acre entitled land site in Portland, Oregon, and a 69.9-acre land site in Woodridge, Illinois.

 . Other property acquisitions--For the nine months ended September 30, 1998, the Company invested a total of $10.5 million acquiring 13,100 acres of land, which includes 1,970 land leases, and 2.6 million linear square feet of revenue-generating easements. These acquisitions occurred in three closings, one in February 1998 for a net amount of $6.6 million, a second in June 1998 for $2.8 million, and a third in September 1998 for $1.1 million. The Company intends to sell these assets.

     Predevelopment--relates primarily to amounts incurred in obtaining entitlements for the Company's major mixed-use projects. The increase in predevelopment costs primarily relate to activity at the Mission Bay project in San Francisco, California and the Pacific Commons project in Fremont, California.

     Infrastructure and other--primarily represents infrastructure costs incurred in connection with the Company's major mixed-use and development projects. The decrease in 1998 compared to 1997 primarily relates to the Woodridge, Illinois project.

     Capitalized interest and property taxes--represents development period interest and property taxes capitalized to the Company's development projects. The increase for the nine-month period ended September 30, 1998, compared to the same period in 1997 is due to the significant increase in development activity, as noted above.

Cash flow from financing activities

     Net cash provided by financing activities for the nine-month periods ended September 30, 1998 and 1997 was $157.8 million and $62.1 million, respectively. This increase is primarily attributable to the $96.4 million increase in net borrowings used to finance acquisitions and development projects offset by the prepayment penalty on the early retirement of debt and a $6.0 million decrease in preferred stock dividends paid.

Capital commitments

     As of September 30, 1998, the Company has outstanding standby letters of credit and surety bonds in the amount of $92.4 million in favor of local municipalities or financial institutions to guarantee performance on real property improvements or financial obligations.

     As of September 30, 1998, the Company had approximately $51.6 million in total commitments for capital expenditures. These commitments are primarily to fund the construction of industrial development projects, predevelopment costs and re-leasing costs.

Cash balances, available borrowings and capital resources

     As of September 30, 1998, the Company had $30.2 million in cash and cash equivalents. In addition, the Company had available $79.8 million under its secured revolving credit facility, $49.1 million under unsecured lines of credit, and $23.5 million under its residential construction facilities.

     The Company's short- and long-term liquidity and capital resources requirements will essentially be provided from four sources: (1) ongoing operating income from rental properties, (2) proceeds from development, non-strategic and other asset sales, (3) fee services income, and (4) additional debt. As noted above, a secured revolving line of credit and residential construction loan facilities are available to the Company for meeting liquidity requirements. The ability of the Company to meet its mid- and long-term capital requirements is dependent upon the ability to obtain additional financing for new construction, acquisitions and currently unencumbered properties. There is no assurance that this financing can be obtained at this time.

     On October 30, 1998, the Company modified and extended the maturity of the $265 million secured revolving credit line and the $95 million unsecured revolving credit line. The secured credit line maturity was extended for two years to November 1, 2000, at an initial amount of $213 million, with the capacity to go up to $265 million provided that additional lender participation is obtained. The unsecured credit line was partially paid down and its maturity was extended in tiers due from November 1, 1998 to December
1, 1998. It is anticipated that this unsecured line will be fully repaid before December 1, 1998.

     Between September 22, 1998 and November 13, 1998, the Company also substantially completed a $586.5 million major debt restructure. The debt restructure accomplished the following:

 . Refinanced and repaid approximately $247.6 million of existing mortgage debt at a significantly lower interest rate. A new loan from Prudential in the amount of $373.0 million bears an effective interest at 6.46% as compared to the pre-refinance debt which had interest rates between 8.65% to 8.93%. The new loans from TIAA totaling $153.5 million bear interest at 6.65%.

 . Paid down the existing $265 million secured revolving credit line by approximately $154 million.

 .  Repaid an existing $16.5 million of other mortgage debt.

 . Established an unsecured line of credit of $60 million, by a subsidiary, at a variable interest rate of LIBOR + 1 5/8%.

 . Paid down the existing $95 million unsecured revolving line of credit by approximately $45 million, and the Company anticipates to repay this remaining unsecured revolving line of credit prior to its maturity date of December 1, 1998.

 . Approximately $36.0 million of the refinancing proceeds were used to pay prepayment penalties related to the various repayments of debt and approximately $16.7 million was used to liquidate the Treasury-lock contracts which were entered to fix the interest rate related to the Prudential loan.

     Debt covenants-Certain loan agreements contain restrictive financial covenants, the most restrictive of which require the leverage ratio not to exceed 0.70:1, require stockholders' equity to be no less than $407 million, and require that the Company maintain certain other specified financial ratios. The Company was in compliance with all such covenants at September 30, 1998.

ENVIRONMENTAL MATTERS

     Many of the Company's properties are in urban and industrial areas and may have been leased to or previously owned by commercial and industrial tenants that may have discharged hazardous materials. The Company incurs on-going environmental remediation costs, and legal costs relating to clean-up, defense of litigation and the pursuit of responsible third parties. Costs incurred in connection with operating properties and with properties previously sold are expensed. As of September 30, 1998, management has provided a reserve of $10.8 million for such costs. These costs are expected to be incurred over an estimated ten-year period, with a substantial portion incurred over the next few years.

     Costs incurred for properties to be sold are deferred and will be charged to cost of sales when the properties are sold. Costs relating to undeveloped properties are capitalized as part of development costs. At September 30, 1998, the Company's estimate of its potential liability for identified environmental costs relating to properties to be developed or sold ranged from $11.8 million to $37 million. These costs generally will be capitalized as they are incurred over the course of the estimated development period of approximately 20 years. Environmental costs capitalized during the nine-month period ended September 30, 1998 totaled $1.6 million.

     While the Company or outside consultants have evaluated the environmental liabilities associated with most of the Company's properties, any evaluation necessarily is based upon then-prevailing law, identified site conditions and the use of sampling methodologies. The Company monitors its exposure to environmental costs on a regular basis. Although an unexpected event could have a material impact on the results of operations for any period, the Company does not believe that such costs for identified liabilities will have a material adverse effect on its financial position, results of operations or cash flows.

YEAR 2000 READINESS

     OVERVIEW. To address the potential effects of the Year 2000 problem (the inability of some hardware and software to distinguish the year 2000 from the year 1900), the Company has adopted a program (the "Program") that examines three areas:

     . The Company's information systems, including hardware and software ("I.S.");

     . The Company's non-I.S. systems that use date-sensitive technology ("Embedded Technology"); and

     .  Third parties with whom the Company does business ("Third Parties").

     For each area, the Program will include the following phases:

     .  Phase I, Inventory:  Develop a list of potentially affected functions;

     . Phase II, Assessment and planning: Assess the nature and severity of the problem in each area and determine necessary corrective action; and

     . Phase III, Remediation and testing: Implement any necessary corrective action and test the results.

     INFORMATION SYSTEMS. A failure of systems such as the Company's telephones or computer network could materially impair the Company's ability to perform essential business functions, such as the collection of revenue, payment of debts, and communications generally.

     The Company has completed Phases I and II of the Program for I.S., and Phase III is currently underway. Since January 1997, the Company has ensured that all regularly scheduled I.S. replacements and upgrades are Year 2000 compliant. From January 1, 1997, through September 30, 1998, the Company spent approximately $670,000 on I.S. improvements, upgrades and replacements. For the period from January 1, 1997, to December 31, 1999, the Company may spend up to approximately $3.0 million on I.S. improvements, upgrades and replacements. Substantially all of these expenditures are primarily for business purposes other than addressing Year 2000 issues and a significant portions of these expenditures will be financed through capital leases. The Company does not expect to incur significant incremental costs to correct Year 2000 problems with I.S. No planned I.S. projects have been deferred because of the Program.

     The Company believes that, with these upgrades and replacements, the Year 2000 problem will not significantly affect its I.S. If planned upgrades and replacements are not timely completed (for example, because of a scarcity of Year 2000 compliant products), the Year 2000 problem could have a material impact on the Company. Nonetheless, the Company believes that its plans for resolving the Year 2000 problem with respect to I.S. are adequate and that it will not need to develop contingency plans.

     EMBEDDED TECHNOLOGY. Electronic monitoring and control systems may have date-sensitive coding embedded within their circuitry that is susceptible to failure if it is not Year 2000 compliant. Year 2000 noncompliance could affect the functioning of elevators and escalators, heating, ventilation and air conditioning systems, security systems, fire-life safety systems, and other automated building systems, which could affect access to buildings and emergency response capabilities.

     In October 1998, the Company began an inventory of Embedded Technology in those systems for which the Company is responsible in its approximately 225 buildings. The Company expects to complete this phase of the Program in December 1998. Phases II and III will be performed as affected systems are identified, and the Company expects to complete this work in the first quarter of 1999. If necessary, contingency planning is scheduled for the second and third quarters of 1999. Meanwhile, the Company has incorporated Year 2000 compliance in its due diligence for any acquisition of property.

     Because the Company is in Phase I of the Program for Embedded Technology, it is currently unable to estimate the costs of correcting any Year 2000 problems that are identified, although the Company is currently unaware of any likely material costs.

     THIRD PARTIES. The Company depends on a wide variety of Third Parties. To the extent that Third Parties are unable to perform because of their own Year 2000 problems, the Company may be adversely affected. Because of the speculative nature of these risks, it is not possible to estimate their financial impact on the Company. Third Parties on whom the Company depends include:

     .  Customers;

     .  Suppliers of goods, services or capital; and

     . Regulatory bodies, such as government agencies from whom the Company must obtain permits in order to proceed with its projects.

     In the third quarter of 1998, the Company began identifying and prioritizing Third Parties and communicating with them about their approach to the Year 2000 problem. This phase is expected to be substantially complete by the end of 1998. Beginning in the fourth quarter of 1998, the Company will initiate more detailed evaluations of the most critical Third Parties. If necessary, these evaluations will be followed, where possible, by the development of contingency plans, scheduled for the first and second quarters of 1999. In most cases, the Company must rely primarily on statements from Third Parties as to their Year 2000 readiness and will not attempt any independent verification. Because the systems of Third Parties are outside the Company's control, the remediation and testing phase of the Program is not applicable to Third Parties.

     This area of the Program is being undertaken by the Company's employees and is not expected to involve significant additional expenditures or to delay any other work of the Company significantly.

     SUMMARY. The Program schedule is subject to change depending on future developments, including delays by Third Parties. A failure to correct significant Year 2000 problems could impair the Company's ability to conduct its business and could affect its financial performance. Because of the general uncertainty inherent in the Year 2000 problem and the uncertainty about the Year 2000 readiness of Third Parties, the Company cannot determine whether there will be a material impact on its results of operations, liquidity, or financial condition. The Company believes that the Program will significantly reduce the risk of interruption of the Company's business operations.

RISK FACTORS

     This quarterly report on Form 10-Q contains "forward-looking statements" concerning results of operations, sales of non-strategic assets, liabilities, the Year 2000 problem, financings, capital needs and uses and variability of results. All forward-looking statements involve risks and uncertainties. Any forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and
Section 21E of the Securities and Exchange Act of 1934. Factors that may affect the Company's operating results and financial condition include (i) changes in general economic conditions in regions in which the Company's projects are located, (ii) supply and demand for office, industrial, and residential space,
(iii) the delay in receipt of or the denial of government approvals and entitlements for development projects, (iv) other public and private development activity in the areas in which the Company owns property, (v) the ability to recruit and retain or replace key personnel, (vi) land and building material costs, (vii) the availability and cost of project financing, (viii) competition from other property owners, (ix) limitations on or challenges to title to the Company's properties, (x) the Company's ability to increase development fees,
(xi) liability for environmental remediation at properties owned or formerly owned by the Company or its predecessors, (xii) the Company's ability to sell non-strategic assets, (xiii) the Company's ability to meet its debt service obligations, (xiv) changes in the capital markets affecting the ability of the Company to minimize its interest costs or to use its collateral to secure loans,
(xv) the Company's ability to control the timing of the recognition of deferred tax liability, (xvi) the impact of discretionary government actions, (xvii) the exposure of the Company's assets to natural occurrences, such as earthquakes, tornadoes, and similar events, (xviii) changes in the legal and regulatory environment, including the tax treatment of the Company's activities and assets,
(xix) strength of competition in the areas in which the Company operates, and
(xx) risks related to the performance, interests, and financial strength of the Company's joint venture partners.

     For discussions identifying other important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see the Company's filings with the Securities and Exchange Commission filings, "Management's Discussion and Analysis of Financial Condition and Results of Operations' of Financial Statements" included in this Form 10-Q and Note 15 to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1997. The Company cautions that the foregoing list of risk factors is not exclusive. Further, the Company does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of the Company.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      An Exhibit Index follows the Signatures below.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         CATELLUS DEVELOPMENT CORPORATION



Date:  November 13, 1998                   By:  /s/ Jacques C. Lazard
     --------------------------                ---------------------------
                                               Jacques C. Lazard
                                               Senior Vice President and
                                               Chief Financial Officer



Date:  November 13, 1998                   By:   /s/ Paul A. Lockie
     --------------------------                ---------------------------
                                               Paul A. Lockie
                                               Vice President and Controller

                                 EXHIBIT INDEX
                                 -------------

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

(11) Incorporated by reference to the Form10-K for the year ended December 31, 1997.

     (b) No reports on Form 8-K were filed during the quarter for which the report is filed.
                                      28