Form 10-K
period 1998-12-31
CATELLUS DEVELOPMENT CORP
filed 1999-03-31
CIK 865937

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  _________
                                  FORM 10-K
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                        Commission file number 0-18694
December 31, 1998

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.549 billion on March 1, 1999.

         As of March 1, 1999, there were 106,852,493 issued and outstanding shares of the Registrant's Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III.

================================================================================

                                   Part I

Item 1.  Business

         Catellus Development Corporation ("the Company") is a diversified real estate operating company with a large portfolio of rental properties and developable land. The operations consist of three principal business activities: rental properties, development, and fee services. The Company has 20.9 million square feet of rental properties; engages in a broad range of development activities including commercial, residential, and major mixed-use projects; and has one of the largest portfolios of developable land in the western United States. Management believes its developable land is capable of supporting up to an estimated: 26.3 million square feet of industrial space; 11.6 million square feet of R&D, biotech and office space; 8.8 million square feet of Central Business District (CBD) office space; 2.0 million square feet of retail/entertainment space; and 18,000 residential units. Approximately 78% of the total commercial development potential and 60% of the residential lots/units are entitled. Approximately 76% of the rental properties and 66% of the total commercial development potential by square footage is located in seven sub-markets in California: Silicon Valley, San Francisco, San Francisco East Bay Area, Los Angeles, Orange County, Inland Empire, and San Diego. Approximately 98% of the residential units are located in California with approximately 67% in Northern California and 31% in Southern California. Management believes that the Company's diversification among real estate business activities, product types, and capabilities, and between rental properties and developable land assets differentiates it from other public real estate companies. Moreover, we are a traditional corporation rather than a real estate investment trust ("REIT"); thus, we can reinvest our earnings without any minimum dividend requirements, have greater flexibility to pursue new opportunities without the need to raise additional equity capital as frequently as a REIT, and may engage in a much broader range of business activities.

         The Company was originally formed to conduct the non-railroad real estate activities of the Santa Fe Pacific Corporation and was spun off to stockholders in 1990. Our railroad heritage has given us a diverse base of developable properties located near transportation corridors in major urban areas. Over time, these properties have proven suitable for a variety of product types (industrial, retail, office, and residential), with the larger land sites most suitable for large-scale mixed-use projects.

         Starting in the third quarter of 1994, the Company began assembling a new, entrepreneurial and experienced management team focused on developing a new strategic plan for the Company. We have built a well-rounded team of real estate professionals with a wide-ranging set of core competencies in development, including entitlement experience, land-use planning, design, construction, leasing, real estate finance, and asset management. We believe that our diverse capabilities and ability to reinvest cash flows provide us with a competitive advantage in identifying and acquiring additional development opportunities.

         The new strategic plan implemented in 1995 was designed to: (1) improve the Company's financial flexibility; (2) optimize the value of the portfolio and increase existing revenue streams; and (3) capitalize on core competencies by expanding activities outside of the existing asset base. In implementing this strategy, we:

* Improved operating results, by increasing EBDDT (earnings before depreciation and deferred taxes) from $14.7 million in 1994 to $18.3 million in 1995, $25.9 million in 1996, $62.8 million in 1997, and $103.4 million in 1998.

* Sold $259 million of non-strategic assets from January 1, 1995 through December 31, 1998, using the proceeds to pay down a portion of existing debt and fund new development.

* Increased development activity with commercial construction starts of 0.4 million square feet in 1994, 0.9 million square feet in 1995, 3.3 million square feet in 1996, 3.9 million square feet in 1997, and 4.9 million square feet in 1998.

* Acquired in 1996 The Akins Companies (now Catellus Residential Group, "CRG"), an established residential developer located in Southern California. Pre-tax earnings have increased from $2.2 million in 1996 to $6.7 million in 1997 and $21.7 million in 1998.

* Increased new property acquisitions, either directly or through joint ventures, from $1.2 million in 1994, to $9.3 million in 1995, $28.5 million in 1996, $90.8 million in 1997, and $117.4 million in 1998.

* Completed in 1997 a series of redemption calls for all outstanding preferred shares, eliminating approximately $24 million in annual preferred stock dividend payments. A total of $25.8 million of preferred stock was redeemed and $296.7 million was converted into common equity.

* Obtained, in 1998, $526.5 million of new debt at a combined effective interest rate of 6.66%, and paid off $263.3 million of existing mortgages which had interest rates between 8.65% and 9.5%.

     The Company's principal office is located at 201 Mission Street, San Francisco, California 94105; its telephone number at that location is
(415) 974-4500.

Operations

     The Company's operations consist of three principal business activities: rental properties, development (including commercial, mixed-use, and residential), and fee services. The Company's residential development activities are conducted through Catellus Residential Group, a subsidiary. The Company has formed two new subsidiaries: Catellus Commercial Group, LLC, which is responsible for rental properties, commercial developments, and fee services; and Catellus Mixed Use Group, LLC, which is responsible for mixed-use development. In addition, the Company owns approximately 782,000 acres of desert land in California. The Company believes that the combination of rental property and development activities allows it to benefit from the more stable cash flow of its rental properties and, at the same time, to pursue higher-yielding, yet more volatile, development activities. The Company believes that it mitigates development risk by increasing the geographic diversity of development activities and substantial pre-leasing or pre-sales of its properties under construction.

    Rental Properties

    The following table provides information on the Company's rental properties:

                                         Number of Buildings               Square Feet Owned        Property Operating Income (1)
                                  -------------------------------  ------------------------------  -------------------------------
                                             December 31,                     December 31,             Year Ended December 31,
                                  -------------------------------  ------------------------------  -------------------------------
                                    1998        1997       1996      1998        1997      1996      1998       1997        1996
                                  --------   ---------  ---------  --------  ---------  ---------  ---------  --------   ---------
                                                                            (in thousands)                      (in thousands)
Industrial buildings .........        187        176        172     17,010     14,326     12,606   $ 62,432   $ 52,657   $ 41,851
Office buildings .............         26         25         34      1,719      1,620      1,683     18,365     16,960     15,746
Retail buildings .............         24         24         24        928        928        928      9,126      9,341      8,839
Land development (2) .........         23         23         23      1,220      1,220      1,231      4,278      4,296      3,337
Land and other leases ........         --         --         --         --         --         --     12,968      7,029      6,705
Equity in earnings of
  operating joint ventures ...         --         --         --         --         --         --      9,368      7,436      5,993
                                    -----      -----      -----    -------    -------    -------   --------   --------   --------
Total ........................        260        248        253     20,877     18,094     16,448   $116,537   $ 97,719   $ 82,471
                                    =====      =====      =====    =======    =======    =======   ========   ========   ========

(1) Property operating income represents rental revenue less property operating costs.
(2) This category represents interim rental uses of properties intended for mixed-use development.

     Leasing.   The following tables summarize leasing statistics for the
Company's rental properties:

                                                       As of December 31,
                                              --------------------------------------
                                               1998           1997           1996
                                              -------       --------       ---------
                                                     (square feet in thousands)
Industrial Buildings
  Square feet owned .....................        17,010         14,326         12,606
  Square feet leased ....................        16,200         14,061         12,345
  Percent leased ........................          95.2%          98.2%          97.9%
Office Buildings ........................
  Square feet owned .....................         1,719          1,620          1,683
  Square feet leased ....................         1,624          1,547          1,460
  Percent leased ........................          94.5%          95.5%          86.7%
Retail Buildings ........................
  Square feet owned .....................           928            928            928
  Square feet leased ....................           836            870            874
  Percent leased ........................          90.1%          93.8%          94.2%
Land Development(1) .....................
  Square feet owned .....................         1,220          1,220          1,231
  Square feet leased ....................         1,081            981          1,129
  Percent leased ........................          88.6%          80.4%          91.7%
Total(2) ................................
  Square feet owned .....................        20,877         18,094         16,448
  Square feet leased ....................        19,741         17,459         15,808
  Percent leased ........................          94.6%          96.5%          96.1%

(1) This category represents interim rental uses of properties intended for mixed-use development.
(2) Excludes properties owned by joint ventures.


     Lease Expirations. The following table summarizes the lease expirations in the total portfolio as of December 31, 1998:


                          1999     2000     2001      2002    2003     2004     2005     2006     2007  Thereafter
                          ----     ----     ----     -----   -----    -----    -----    -----    -----  ---------
Percent ...............   17.2%    10.0%    14.1%    14.0%    12.1%    6.0%     5.3%     3.5%     4.1%    13.7%
Square feet
 (in thousands) (1) ...   3,395    1,980    2,774    2,761    2,393    1,176    1,055     699     807     2,701

(1)  Excludes properties owned by joint ventures.

     Approximately 917,000 square feet of month-to-month leases are shown as expiring in 1999.

         Industrial Building Portfolio

         At December 31, 1998, the Company's industrial rental property portfolio included 187 buildings aggregating 17.0 million square feet that were 95.2% leased. At December 31, 1998, the Company also had 5.0 million square feet under construction, of which approximately 3.5 million square feet is expected to be added to the Company's portfolio.

         The following table summarizes the Company's industrial buildings by region as of or for the year ended December 31, 1998:

                                                                                    Property    Property
                                         Number of                                  Operating   Operating
                                         Buildings      Square Feet     Revenues    Costs       Income
                                         ---------      -----------    ----------   ---------   ---------
                                               (in thousands, except for number of buildings)

Arizona ............................         12            1,195       $  4,924      $ 2,019      $ 2,905
Northern California ................         29            4,081         16,912        3,402       13,510
Southern California ................        130            9,157         47,129        8,672       38,457
Illinois ...........................          6            1,190          4,694        1,213        3,481
Oklahoma and Kansas ................          4              406          1,126          218          908
Texas ..............................          6              981          4,133          962        3,171
                                         ---------      -----------    ----------   ---------   ---------
          Total ....................        187           17,010       $ 78,918      $16,486      $62,432
                                         =========      ===========    ==========   =========   =========

         The following table summarizes the lease expirations in the industrial portfolio as of December 31, 1998:

                                  1999     2000      2001      2002      2003      2004     2005     2006     2007     Thereafter
                                  -----    -----     -----     -----     -----     -----    ----     ----     ----     ---------
Percent.........................   15.8%     9.6%     14.5%     13.7%     12.9%      6.3%    5.9%     3.9%     4.2%     13.2%
Square feet (in thousands)......  2,553    1,555     2,343     2,214     2,094     1,025     956      634      677     2,149

         Of the 2,553,000 square feet of leased space that is scheduled to expire in 1999, 58% is located in Southern California, 35% in Northern California, and the balance spread throughout the other regions. Approximately 465,000 square feet of month-to-month leases are shown as expiring in 1999.

         In 1998, 2.7 million square feet of industrial buildings were added to the portfolio. Of this total, 1.9 million square feet were constructed and completed by the Company, 0.9 million square feet were added via acquisitions, and a 100,000 square foot building was sold.

         Office Building Portfolio

         At December 31, 1998, the Company's office rental property portfolio included 26 buildings aggregating approximately 1.7 million square feet. At December 31, 1998, this portfolio was 94.5% leased. The Company's most significant office projects are the South Bay Center in San Jose, California (428,000 square feet) and the Railway Exchange Building in Chicago, Illinois (369,000 square feet).

         The following table summarizes the Company's office buildings by region as of or for the year ended December 31, 1998:

                                                                                     Property    Property
                                         Number of                                  Operating   Operating
                                         Buildings      Square Feet     Revenues    Costs       Income
                                         ---------      -----------    ----------   ---------   ---------
                                                 (in thousands, except for number of buildings)
Northern California....................     10              526        $ 10,717      $ 3,751      $ 6,966
Southern California....................     12              573           9,637        3,361        6,276
Illinois...............................      2              466          10,660        5,915        4,745
Oregon.................................      1               57             707          371          336
Texas..................................      1               97              44            2           42
                                         ---------      -----------    ----------   ---------   ---------
          Totals                            26            1,719        $ 31,765     $ 13,400     $ 18,365
                                         =========      ===========    ==========   =========   =========

      The following table summarizes the lease expirations in the office portfolio as of December 31, 1998:

                                    1999      2000       2001      2002      2003       2004
                                    ----      ----       ----      ----      ----       ----
Percent..........................   12.8%      8.4%      15.0%      25.4%     13.4%      3.6%
Square feet (in thousands).......    208       136        243        412       218        58


                                   2005       2006      2007    Thereafter
                                   ----       ----      ----    ----------
Percent..........................   0.0%       2.1%      7.8%      11.5%
Square feet (in thousands).......     0         35       127       187

     Of the 208,000 square feet of leased space that is scheduled to expire in 1999, 68% is located in Southern California, 20% in Northern California, and the balance spread throughout the other regions. Approximately 83,000 square feet of month-to-month leases are shown as expiring in 1999.

     Retail Building Portfolio

     At December 31, 1998, the Company's retail rental property portfolio included 24 buildings aggregating 928,000 square feet. At December 31, 1998, the retail portfolio was 90.1% leased. The Company's retail properties are located primarily in Northern and Southern California, with additional complexes in Colorado and Oregon. The largest retail project, East Baybridge Center, is located on 40 acres near San Francisco in the cities of Emeryville and Oakland. The 269,000-square-foot Phase I of this project opened in mid-1994 and was pre-leased to such national retailers as Home Depot, Sportmart, OfficeMax, Safeway's Pak 'n Save, and CompUSA. A 117,000-square-foot building for Kmart was added to the center in 1995.

     The following table summarizes the Company's retail portfolio by region as of or for the year ended December 31, 1998:

                                                                                             Property        Property
                                           Number of                                        Operating        Operating
                                           Buildings       Square Feet       Revenues         Costs           Income
                                           ---------       -----------       --------       ---------        ---------
                                                         (in thousands, except for number of buildings)
Northern California....................            9               460        $ 7,552         $ 2,294          $ 5,258
Southern California....................           12               330          4,192           1,101            3,091
Colorado...............................            1               100            995             500              495
Oregon.................................            2                38            502             220              282
                                           ---------       -----------       --------       ---------        ---------
          Totals.......................           24               928       $ 13,241         $ 4,115          $ 9,126
                                           =========       ===========       ========       =========        =========

         The following table summarizes the lease expirations in the retail portfolio as of December 31, 1998:

                                    1999      2000       2001      2002      2003       2004
                                    ----      ----       ----      ----      ----       ----
Percent..........................   10.2%     9.3%       11.7%      3.2%      5.7%      11.1%
Square feet (in thousands).......     85       78          98        27        48         93

                                    2005       2006      2007    Thereafter
                                    ----       ----      ----    ----------
Percent..........................    1.4%       3.6%      0.0%      43.8%
Square feet (in thousands).......     12         30         0        365

     Of the 85,000 square feet of leased space that is scheduled to expire in 1999, 51% is located in Southern California, 22% in Colorado, and the balance spread throughout the other regions. Approximately 49,000 square feet of month-to-month leases are shown as expiring in 1999.

     Land Development Portfolio

     As of December 31, 1998, the Company's land development portfolio included 23 buildings aggregating approximately 1,220,000 square feet. At December 31, 1998, the land development portfolio was 88.6% leased. This portfolio represents interim rental uses of properties intended for mixed-use development. It is expected that the level of income generated from this category of properties will decline as development of the mixed-use projects commences over the next several years.

     The following table summarizes the Company's land development portfolio by region as of or for the year ended December 31, 1998:

                                                                                             Property        Property
                                           Number of                                        Operating        Operating
                                           Buildings       Square Feet       Revenues         Costs           Income
                                           ---------       -----------       --------       ---------        ---------
                                                         (in thousands, except for number of buildings)
Northern California......................         17             1,087        $ 6,471         $ 3,839          $ 2,632
Southern California......................          6               133          5,222           3,576            1,646
                                           ---------       -----------       --------       ---------        ---------
          Totals                                  23             1,220       $ 11,693         $ 7,415          $ 4,278
                                           =========       ===========       ========       =========        =========

     The following table summarizes the lease expirations in the land development portfolio as of December 31, 1998:

                                    1999      2000       2001      2002      2003       2004
                                    ----      ----       ----      ----      ----       ----
Percent..........................   50.8%     19.5%      8.3%      10.0%      3.1%       0.0%
Square feet (in thousands).......   549        211        90        108        33          0

                                    2005       2006      2007    Thereafter
                                    ----       ----      ----    -----
Percent..........................    8.0%       0.0%      0.3%      0.0%
Square feet (in thousands).......     87          0         3         0

     Of the 549,000 square feet of leased space that is scheduled to expire in 1999, 95% is located in Northern California and 5% in Southern California. Approximately 320,000 square feet of month-to-month leases are shown as expiring in 1999.

     Land and Other Leases Portfolio

     The following table summarizes the Company's land lease portfolio by region for the year ended December 31, 1998:

                                                                  Property       Property
                                                                  Operating     Operating
                                                    Revenue         Costs         Income
                                                    -------       ---------     ----------
                                                                (in thousands)
California......................................    $ 8,771         $ 674        $ 8,097
Texas...........................................      2,646           108          2,538
Other states....................................      2,333            --          2,333
                                                    -------       ---------     ----------
          Totals                                    $13,750         $ 782        $12,968
                                                    =======       =========     ==========

     In 1998, the Company invested a total of $50.5 million ($40.1 million of which was seller-financed) in the acquisition of land and other leases. The Company intends to sell the majority of these assets.

         Operating Joint Venture Portfolio

         The Company has direct or indirect equity interests in five joint ventures that own rental properties. These joint ventures provided cash distributions to the Company of $9.1 million for the year ended December 31, 1998, and earnings of $9.4 million for the same period. As of December 31, 1998, the Company owned joint venture interests in the following operating properties in addition to its joint venture interests in development properties described under "Development - Development Joint Ventures":

                                                                                      Equity in Earnings
                                                                                           (Losses)
                                                                                 -----------------------------
                                                                                          Year Ended
                                                                                          December 31,
                                        No. of                   Ownership       -----------------------------
                                       Ventures      Size         Interest         1998     1997        1996
                                       --------  -------------  -----------     --------  --------    --------
                                                                                        (in thousands)
Hotel(1)..........................         2       2,000 rooms     25-50%       $ 9,072   $ 7,321      $ 6,739
Office............................         1     205,000 sq. ft.      67%           137        73         (568)
Apartments(2).....................         1         387 units        50%           159        42         (178)
Design Center.....................         1   1,200,000 sq. ft.      74%            --        --           --
                                        -----                                   -------   -------      -------
     Total........................         5                                    $ 9,368   $ 7,436      $ 5,993
                                        ====                                    =======   =======      =======

(1)  Excludes a hotel parking lot joint venture.
(2)  Sold in February 1999.

         Development

         Development Land Inventory

         The existing developable land portfolio, once entitled and approved, can support an estimated 48.7 million square feet of new development (approximately 37.8 million square feet of which is entitled and approved) and an estimated 18,000 residential units. In 1999, the Company expects to increase its commercial and residential activity further and to expand office, R&D and urban entertainment development in connection with its major mixed-use projects. The chart below summarizes the estimated development potential of the Company's current land holdings as of December 31, 1998:

                                   Potential Development Land Inventory

                                                       Industrial/        R&D
                                                        Commercial      Biotech &                     Retail/Enter-
                                                          Land           Office       CBD Office       tainment     Residential
                                                       ----------     -----------    -------------    -----------  ------------
                                                                         (in square feet)                       (lots or units)
Industrial Land (1).................................    26,344,000             --             --             --             --
Residential Land (2)................................            --             --             --             --         13,474
Mixed-Use Projects .................................
  Mission Bay (San Francisco, California)...........            --      5,000,000             --         730,000         4,555
  Pacific Commons (Fremont, California) (3).........            --      6,624,000             --         250,000            --
  Union Station (Los Angeles, California)...........            --             --       5,750,000        750,000            --
  Santa Fe Depot (San Diego, California).............           --             --       3,000,000        300,000            --
                                                        -----------     ----------     ----------      ---------       -------
Total................................................    26,344,000     11,624,000      8,750,000      2,030,000        18,029 (4)
                                                        ===========     ==========     ==========      =========       =======
Entitled (5).........................................    22,275,000      5,000,000      8,750,000      1,780,000        10,860
Entitlements/Approvals In Progress...................     4,069,000      6,624,000             --        250,000         7,169

(1)  Industrial/commercial land amounts are estimates.

(2) Some of these potential lots/units are not yet owned by the Company or a joint venture of the Company but are pending acquisitions or subject to options. See "Development -- Residential" for detail.

(3) Although entitled, certain additional approvals need to be obtained. See "Mixed-Use Projects--Pacific Commons, Fremont, CA."

(4) Approximately 8,230 of these lots/units are owned in joint ventures and 1,760 are controlled because they are under option or contract but are not owned. See detail of residential units on Page 12.

(5) Entitled means having the necessary discretionary local government approvals to proceed with development.

         The following table shows by net book value the Company's developable properties:

                                                              Catellus Net Book Value
                                                                   December 31,
                                                        ---------- -------------  ---------
                                                           1998        1997          1996
                                                                   (in thousands)
Commercial/Industrial Development......................  $ 269,506   $ 118,535    $  93,783
Major Mixed-Use Projects...............................    283,485     331,360      323,134
Residential Properties.................................    106,763      73,480       44,939
Retail and Office Development and Other Land...........     20,284      37,186       61,902
                                                         ---------   -----------  ---------
     Total.............................................  $ 680,038   $ 560,561    $ 523,758
                                                         =========   ===========  =========

         Commercial Development

         The Company's commercial development activities include (1) the construction of buildings, on owned land, for pre-arranged sale to users (build-to-sell), (2) the construction of pre-leased buildings (build-to-suit)/ and speculative buildings to be added to the Company's rental portfolio, (3) the construction of buildings for pre-arranged sales to investors (pre-sale), and
(4) the sale of land parcels to third parties for their own development. In certain instances, we provide construction management services to third-party purchasers of land.

         In 1998, the Company commenced construction on 4.9 million square feet of new commercial development and completed approximately 3.7 million square feet of commercial construction. Of the completed development, 2.0 million square feet were added to the Company's rental property portfolio and the remainder were sold.

         The following table summarizes the Company's commercial development activities during the periods presented:

                                                                       Year Ended December 31,
                                                         ----------------------------------------------------
                                                               1998            1997             1996
                                                         ---------------    --------------    ---------------
                                                                         (in square feet)

Under construction, beginning of period..............          3,774,000         2,286,961            641,128
Construction starts..................................          4,927,500         3,885,000          3,259,308
Completed - Retained in portfolio....................         (1,989,000)       (2,089,200)        (1,269,525)
Completed - Sold.....................................         (1,676,000)         (308,761)          (343,950)
                                                         ---------------    --------------    ---------------
Under construction, end of period....................          5,036,500(1)      3,774,000          2,286,961
                                                         ===============    ==============    ===============

(1) Includes 1,177,000 square feet of development that will be sold on completion and 258,000 square feet of "design-build" development for third party owners, and 3,601,500 square feet that will be added to the company's portfolio upon completion.

         The following table summarizes the Company's sales of commercial development property in the periods presented:

                                     Year Ended December 31,
                         ----------------------------------------------
                              1998            1997           1996
                         --------------- --------------- --------------
                                         (in thousands)
Sales..................        $ 86,975        $ 39,587       $ 40,525
Cost of Sales..........          68,102          31,717         26,709
                               --------        --------       --------
Gain...................        $ 18,873         $ 7,870       $ 13,816
                               ========        ========       ========

         In 1998, the Company invested approximately $38.6 million in the acquisition of commercial development (this excludes the acquisition of $13.5 million of rental property). These acquisitions added approximately 6.4 million square feet of potential industrial development which included a 280-acre entitled land site in Portland, Oregon, a 69.9-acre land site in Woodridge, Illinois, and a 56.3-acre land site in Stockton, California.

         The following table summarizes the commercial development land inventory activity by location as of and for the year ended December 31, 1998:

                                        Potential        Transfers                                                   Potential
                                       Development          and                                                     Development
City                                  Space 12/31/97   Adjustments(1)   Acquisitions    Land Sales   Development   Space 12/31/98
----------------------------------------------------------------------------------------------------------------------------------
                                                    (square feet in thousands)
Southern California
 City of Industry....................     196               179               --           (55)        (287)             33
 La Mirada (held in joint venture)...     358               272               --          (215)        (369)             46
 Los Angeles.........................    --                 250               --          --           --               250
 Rancho Cucamonga....................     635             1,727               --          --           --             2,362
 Mira Loma...........................     963              --                 --          --           --               963
 Ontario.............................   3,353               239               --          (239)        --             3,353
 Santa Fe Springs....................      39              --                 --          --           --                39
                                       ------            ------             ------      ------       ------          ------
Subtotal Southern California.........   5,544             2,667               --          (509)        (656)          7,046
                                       ------            ------             ------      ------       ------          ------

Northern California
 Richmond............................     704               (35)              --          --           --               669
 San Jose............................     271              --                 --          --           (271)           --
 Fremont(2)..........................   1,012              --                 --          --            (61)            951
 Union City..........................    --                 481               --          --           --               481
 Stockton............................    --                --                1,050        --           (500)            550
 Oakland.............................     275              --                 --          --           --               275
                                       ------            ------             ------      ------       ------          ------
Subtotal Northern California.........   2,262               446              1,050        --           (832)          2,926
                                       ------            ------             ------      ------       ------          ------

Total in California..................   7,806             3,113              1,050        (509)      (1,488)          9,972
                                       ------            ------             ------      ------       ------          ------

Illinois
 Woodridge...........................   4,716              --                1,362        (593)      (1,458)          4,027
 Romeoville..........................   2,004              --                 --          --           (532)          1,472

Texas
 Coppell.............................   2,984                63               --          (672)        (250)          2,125
 Garland.............................     948              --                 --          --           --               948
 Houston.............................    --                 514               --          --           --               514

 Denver, Colorado....................   3,396              --                 --          (146)        (454)          2,796
 Phoenix, Arizona....................   3,553            (3,553)              --          --           --              --
 Oklahoma City, Oklahoma.............   1,235              --                 --          --           --             1,235
 Portland, Oregon....................    --                --                4,000        --           (745)          3,255
                                       ------            ------             ------      ------       ------          ------

Total Outside of  California.........  18,836            (2,976)             5,362      (1,411)      (3,439)         16,372
                                       ------            ------             ------      ------       ------          ------

Total...............................   26,642               137              6,412      (1,920)      (4,927)         26,344(3)
                                       ======            ======             ======      ======       ======          ======

(1) Includes revisions to estimates of potential development or building size, or transfers of property between commercial development and other categories of property.

(2) The square feet at Fremont represent the estimated industrial development at the Company's 840-acre mixed-use project, Pacific Commons in Fremont. The remainder of the developable acreage at Pacific Commons will be research and development facilities, flex-tech, office, and retail.

(3) Includes 4.1 million square feet for which entitlements are in progress (2,362,000 square feet in Rancho Cucamonga, 1,269,000 square feet in Ontario, and 438,000 square feet in Fremont). The remainder is entitled.

     Because entitlement depends on discretionary government decisions as well as the results of a variety of predevelopment studies undertaken at various points in the planning of a project, the potential square feet of entitlements may not be received, or if received, may not permit timely development in light of market conditions.

     Development Joint Ventures. The Company participates in certain development opportunities through joint ventures. These joint ventures include both commercial and residential development partnerships. The following table sets forth the investment account balance and the Company's share of income
(loss) from these joint ventures in the periods presented.

                                       Investment Account Balance            Company's Share of Income (Loss)
                                 ------------------------------------       ----------------------------------
                                             December 31,                          Year Ended December 31,
                                 ------------------------------------       ----------------------------------
                                   1998        1997           1996           1998          1997         1996
                                 ---------    --------      ---------       -------      --------      -------
                                            (in thousands)                            (in thousands)
Commercial Development.....      $  1,956     $  4,067      $ 4,423         $ 1,295      $   908        $ (39)
Residential Development....        60,247       17,982          583           5,332        1,215          797
                                 --------     --------      -------         -------      -------        -----
  Total....................      $ 62,203     $ 22,049      $ 5,006         $ 6,627      $ 2,123        $ 758
                                 ========     ========      =======         =======      =======        =====


     Residential Development

     In March 1996, the Company acquired The Akins Companies, a residential real estate company consisting of a diversified group of entities involved in home-building, community development, and project management activities. That company is now called Catellus Residential Group ("CRG"). CRG has three operating divisions:

* Community Development, which identifies and develops large-scale residential communities in prime housing markets;

* Merchant Housing, which designs, builds, and markets a variety of for-sale products, from entry-level to estate homes; and,

* Public and Private Ventures, which develops and markets affordable rental and for-sale housing, primarily within high-density urban areas, as well as institutional housing such as faculty and student housing for universities. Additionally, the group is pursuing federal government contracts to provide military housing.

     During 1998, the Company invested approximately $54.9 million in the acquisition of residential property directly or through joint ventures. These acquisitions will support up to 4,518 homes, and included the following acquisitions:

* a two-thirds interest in a 3,500-acre, 4,000-lot masterplanned community (Serrano) in El Dorado Hills, California.

*    a 20-acre, 99-lot site (Brittany Hills) in Martinez, California.

*    a 38-acre, 119-lot site (The Citrus) in La Quinta, California.

*    a 28-acre, 110-lot site (Reimal) in Gilroy, California.

     Entitlements and approvals for these lots have been received, and construction or development began in 1998.

         The following table summarizes the Company's residential development land inventory activity in 1998:

                                            Total Lots/                                                            Bulk Sale Land
                                            Homes 1/1/98     Controlled     Acq.      Home Closing   Lot Closings      Closing
-----------------------------------------------------------------------------------------------------------------------------------
RESIDENTIAL PROPERTIES
-----------------------------------------
Community Development

Northern California
  Tracy.......................................  2,400             -              -           -              -              -
  Hercules (1)................................  1,000             -              -           -              -              -
  Serrano - Sacramento........................      -             -          4,000           -            205              -
  Union City Phase II - Union City............      -             -              -           -             17              -
  Stockton....................................    800             -              -           -              -            800

Southern California
  Lakeside -- Buena Park......................     66             -              -           -             28              -
  Talega -- San Clemente......................  4,965             -              -           -            605              -
  Chino Hills  (1)............................    215             -              -           -              -              -
  Texas
  Oakcliff....................................    285             -              -           -              -              -
  Clodine.....................................  2,100             -              -           -              -          2,100

                                         ------------------------------------------------------------------------------------------
           Subtotal Community Development..... 11,831             -          4,000           -            855          2,900
                                         ------------------------------------------------------------------------------------------


Merchant Housing

Northern California
  Rosewalk -- Union City......................    100             -              -          38              -              -
  Brittany Hills - Martinez...................      -             -             99           -              -              -
  Shriners -- San Francisco (1)...............     84             -              -           -              -              -
  Reimal Site -- Gilroy.......................      -             -            110           -              -              -

  Southern California
  Ridgemoor -- Rowland Heights................    116             -              -          87              -              -
  Vidorra -- Tustin...........................    105             -              -          98              -              -
  Cypress -- Irvine...........................    104          (104)           104          31              -              -
  Regatta -- Long Beach.......................     47             -              -          32              -              -
  Cantamar -- Carlsbad........................     96             -              -           -              -              -
  Westbluffs -- Playa del Rey.................    121             -              -           -              -              -
  Windsong -- Buena Park......................    108             -              -          14              -              -
  Citrus-Tesoro -- La Quinta..................      -             -             63           -              -              -
  Citrus- Mandarina -- La Quinta..............      -             -             56           -              -              -
  Meadowlark -- Huntington Beach (1)..........    345             -              -           -              -              -
  Talega PA12 -- San Clemente.................      -            68              -           -              -              -
  Talega PA19 -- San Clemente.................      -            80              -           -              -              -
  Kentwood Collection -- Westchester..........      -             -              -           -              -              -
  Vista Ladera -- Stevenson Ranch.............     23             -              -          23              -              -
  Signature Collection -- Newport Beach.......      8             -              -           8              -              -

                                         ------------------------------------------------------------------------------------------
           Subtotal Merchant Housing..........  1,257            44            432         331              -              -
                                         ------------------------------------------------------------------------------------------


Public / Private Ventures

Southern California
  Miraflores, La Quinta.......................     86           (86)            86           -              -              -

Other

Northern California
  Mission Bay North, San Francisco............  2,655             -              -           -              -              -
  Mission Bay South, San Francisco............  1,900             -              -           -              -              -
                                         ------------------------------------------------------------------------------------------
           Subtotal Public/Private Ventures
             and Other........................  4,641           (86)            86           -              -              -
                                         ------------------------------------------------------------------------------------------
           Total Residential Properties....... 17,729           (42)         4,518         331            855          2,900
                                         ==========================================================================================

                                             Plotting   Total Lots/
                                             Changes   Homes 12/31/98
---------------------------------------------------------------------
RESIDENTIAL PROPERTIES
-----------------------------------------
Community Development

Northern California
  Tracy........................................   -          2,400
  Hercules (1).................................   -          1,000
  Serrano  - Sacramento........................ (70)         3,725
  Union City Phase II -- Union City............  17              -
  Stockton.....................................   -              -

Southern California
  Lakeside -- Buena Park.......................   -             38
  Talega -- San Clemente.......................   -          4,360
  Chino Hills  (1).............................   -            215
  Texas
  Oakcliff.....................................   -            285
  Clodine......................................   -              -

                                           ------------------------
             Subtotal Community Development.... (53)        12,023
                                           ------------------------


Merchant Housing

Northern California
  Rosewalk -- Union City.......................   -             62
  Brittany Hills -- Martinez...................   -             99
  Shriners -- San Francisco (1)................  (2)            82
  Reimal Site -- Gilroy........................   -            110

Southern California
  Ridgemoor -- Rowland Heights.................   -             29
  Vidorra -- Tustin............................   -              7
  Cypress -- Irvine............................   -             73
  Regatta -- Long Beach........................   -             15
  Cantamar -- Carlsbad.........................   -             96
  Westbluffs -- Playa del Rey..................  (3)           118
  Windsong -- Buena Park.......................   -             94
  Citrus-Tesoro -- La Quinta...................   -             63
  Citrus- Mandarina -- La Quinta...............   -             56
  Meadowlark -- Huntington Beach (1)........... (32)           313
  Talega PA12 -- San Clemente..................   -             68
  Talega PA19 -- San Clemente..................   -             80
  Kentwood Collection -- Westchester...........   -              -
  Vista Ladera -- Stevenson Ranch..............   -              -
  Signature Collection -- Newport Beach........   -              -

                                           ------------------------
             Subtotal Merchant Housing......... (37)         1,365
                                           ------------------------


Public / Private Ventures

Northern California
  Mission Bay North, San Francisco.............   -          2,655
  Mission Bay South, San Francisco.............   -          1,900

Southern California
  Miraflores, La Quinta........................   -             86

                                           ------------------------
             Subtotal Public/Private Ventures
               and Other.......................   -          4,641
                                           ------------------------
             Total Residential Properties...... (90)        18,029
                                           ========================

(1) Represents properties which the Company does not currently own but for which it has entered into contractual relationships to acquire, such as letters of intent, purchase agreements with customary conditions precedent, option agreements, and other similar arrangements. There can be no assurance the Company will actually acquire these properties.
(2)  Currently owned by Catellus Development Corporation.

     Sales. The following table summarizes the Company's sales of residential development property, which include lots and housing units, for the periods presented:

                                                 December 31,
                               ---------------------------------------------
                                  1998             1997              1996
                               ----------       ----------        ----------
                                              (in thousands)
Sales ..................       $106,656          $ 82,632          $ 21,945
Cost of Sales ..........         91,673            77,305            20,138
                               --------          --------          --------
  Gain .................       $ 14,983          $  5,327          $  1,807
                               ========          ========          ========


     Mixed-Use Development

     The Company's land portfolio includes four major mixed-use development sites, which include development for residential, office, retail and entertainment purposes. The Company is currently in negotiation for the development of two additional sites.


     Mission Bay, San Francisco, CA. The Company owns 166.9 acres of property in San Francisco adjacent to downtown, which is part of an approximately 300-acre mixed-use development project known as Mission Bay. The balance of the project is primarily owned by the City and the Port of San Francisco. The current proposed development for Mission Bay includes up to:

                                                     Company        Owned by
                                                      Owned          Others        Total
                                                   ------------- -------------    -------
Residential Units:
Market Rate ..............................             4,300            --          4,300
Affordable ...............................               255         1,445          1,700
                                                  ----------    ----------     ----------
  Total Residential ......................             4,555         1,445          6,000
                                                  ==========    ==========     ==========
Commercial (square feet):
R&D, Biotech, & Office ...................         5,000,000            --      5,000,000
Retail and Entertainment .................           730,000            --        730,000
UCSF Campus ..............................                --     2,650,000      2,650,000
                                                  ----------    ----------     ----------
  Total Commercial .......................         5,730,000     2,650,000      8,380,000
                                                  ==========    ==========     ==========
Hotel:
  Rooms ..................................               500            --            500
                                                  ==========    ==========     ==========

     In October 1998, the San Francisco Board of Supervisors unanimously approved redevelopment plans and related entitlements for development of both the approximately 65-acre Mission Bay North and the 238-acre Mission Bay South. In November 1998, the Mayor of San Francisco and the Executive Director of the Redevelopment Agency executed various agreements implementing the Mission Bay San Francisco approvals. Under those agreements, approximately sixty percent of the incremental property taxes generated by the project will be available to finance public infrastructure improvements, provided various conditions are met. There can be no assurances that these conditions will be satisfied.

     A subdivision map for a major phase ("Major Phase") of the project, describing the Company's initial development plan for approximately 250 dwelling units and 80,000 square feet of commercial space in Mission Bay North was filed in early February 1999. Other actions now being pursued in implementing the Mission Bay Project include implementation of land transfer agreements among the Company, the City of San Francisco, the Port of San Francisco, and the California State Lands Commission; approval by various parties and regulatory agencies of risk management plans, for environmental issues, and, as to certain water-side phases of the project, approvals by the Army Corps of Engineers and the Bay Conservation and Development Commission. Initial development of the first Major Phase is targeted for the fourth quarter of 1999 or the first quarter of 2000. Because this process requires participation of a number of parties and agencies, schedules are subject to change, and there can be no assurance that development of the first Major Phase will be possible or will occur by the first quarter of 2000.

     Mission Bay South will be developed around the new 2.65 million square-foot biotech/research expansion campus for the University of California at San Francisco ("UCSF"), which will be implemented by developers (which may include the Company) selected by UCSF, in accordance with agreements among the Company, The Regents of the University of California ("The Regents"), and the City of San Francisco to locate the UCSF expansion campus on a portion of Mission Bay South (29.3 acres of which would be donated by the Company and 13.3 acres of which would be contributed by the City of San Francisco). The obligations of The Regents, the City, and the Company under the agreements to transfer land for the UCSF expansion campus are subject to a number of conditions. The failure to meet these conditions could delay or prevent the Company's development of this project.

     The Mission Bay development will provide new residential units (both condominiums and rentals), office space, and a major retail center for the City of San Francisco. In a report generated by the Sedway Group, a real estate and urban economic consultant group, the average vacancy rate for quality rental apartments in San Francisco as of the end of 1998, was 1.9%. As for the San Francisco central business district office market, CB Richard Ellis reports that vacancy rates are 3.2% for the total market with Class A buildings approaching 2.5%.

     Currently, the 166.9-acre portion of the project owned by the Company contains approximately 1.1 million square feet of rental buildings and approximately twenty land leases. The buildings, as of December 31, 1998, were 90.7% occupied. These operating assets are interim uses of the property and are not expected to be part of any final project. Rental revenue from these leases at Mission Bay was $6.4 million during 1998, resulting in property operating income of $4.5 million.

     Pacific Commons, Fremont, CA. Pacific Commons, which is one of the largest planned business parks in Silicon Valley, consists of 840 acres, of which approximately 350 are planned for development, adjacent to I-880 sixteen miles north of San Jose. Demand for industrial, warehouse, flex-tech, R&D, and campus office space in the Silicon Valley area has resulted in a vacancy rate for all product types of 5.8% as of January 1, 1999, according to Colliers International, an international real estate brokerage firm.

     In late 1996, the Company received the necessary entitlements from the City of Fremont for 8.5 million square feet of development, including 8.25 million square feet of R&D, light industrial, warehouse/distribution, and corporate campus space, as well as 250,000 square feet of retail space. In 1997, the Company completed the 376,000-square-foot Office Depot distribution facility. In 1997, the Company received habitat mitigation approvals necessary to proceed with approximately 1.2 million square feet of development on a 78-acre portion of the project, which is the site of three buildings and can support approximately 574,000 square feet of additional development. In 1998, the Company completed 238,000 square feet of speculative R&D and light industrial space and started construction on 60,000 square feet of pre-leased R&D space. Permits are in place for an additional 240,000 square feet of light industrial space which is planned for 1999 construction.

     The Company, with the City of Fremont as co-applicant, is currently working with various federal and state agencies to address the impact of the rest of the proposed Pacific Commons development on wetlands and special status species. Based on the results of the predevelopment species and wetland surveys, the Company and the City of Fremont filed, during the third quarter of 1998, all remaining documentation to apply for a permit to undertake the proposed development activities, including a detailed mitigation design proposal for the project. As part of the permitting, an agreement with the California Department of Fish and Game has been concluded. The Army Corps of Engineers, as the lead permitting agency, has also concluded its public notice and public hearing process and is preparing a response to the project permit application. Discussions with federal and state agencies concerning the mitigation measures necessary for the site are continuing, and the amount of additional area that will ultimately be available for development will be identified as these discussions proceed in coming months. It is possible that the necessary government approvals may not be obtained for the development of the remainder of the park, or that the timing of approvals, if obtained, may not meet market needs.

     Union Station, Los Angeles, CA. We currently own approximately 43 acres surrounding and including the historic Los Angeles Union Station. Located in downtown Los Angeles, Union Station is a transport hub, with Amtrak rail service, commuter rail lines serving the surrounding five-county region (Metrolink), and Los Angeles' growing subway and surface light rail systems.

     In 1996, the City of Los Angeles awarded us an entitlement package permitting seven million square feet of office development with the flexibility to substitute other uses such as office, hotel, sports and entertainment facilities, and housing. As part of this development, in 1996, the Company sold a 4.2-acre portion to the Los Angeles Metropolitan Water District and entered into a design-build contract to build its new headquarters facility. The sale generated proceeds of $13.2 million, a gain of $5.0 million and a fee commission to build the facility. The Company completed construction of the 500,000-square-foot, 12-story headquarters facility in 1998, with occupancy to occur in 1999.

         Santa Fe Depot, San Diego, CA. The Company owns approximately 15 acres near the waterfront in downtown San Diego, California, including Santa Fe Depot. The site is served daily by Amtrak, a commuter rail line (Coaster), and San Diego's expanding trolley system. The site is currently entitled for a mixture of office, hotel, retail, and housing development. Management is re-evaluating the approved specific plan in light of current and projected market conditions, and is cooperating with the U.S. Navy, the Port Commission of San Diego, and San Diego City and County agencies on a master plan for the entire North Embarcadero portion of the waterfront.

         Fleet Industrial Supply Center, Alameda Annex and Alameda Naval Air Station, East Housing, Alameda, CA. In February 1998, the Company was selected by the City Council of Alameda as the Master Developer for the now closed 145-acre U.S. Navy Fleet Industrial Supply Center, Alameda Annex (FISC) in Alameda, California. In July 1998, The City of Alameda added the adjacent 70-acre portion of the former Naval Air Station Alameda (NAS Alameda) known as East Housing. The Company is negotiating the acquisition and development of the two sites through an Exclusive Negotiating Agreement which expires December 31, 1999, but can be extended by the City of Alameda to June 30, 2000, if circumstances warrant.

         The site is located off of Highway 880 on an island in San Francisco Bay adjacent to downtown Oakland. The combined 215-acre FISC/East Housing development project represents the first phase of redevelopment of the 1,734 acres of dry land at the closed NAS Alameda and FISC. The entire area has been designated as a redevelopment area. A Community Re-use Plan for conversion of the base over the next 20 to 30 years was approved by the City Council in January 1996.

         The current Company proposal is generally consistent with the Community Re-use Plan and includes residential and business park uses for the FISC/East Housing site. The residential development proposes approximately 500 single family homes. The City of Alameda Housing Authority plans to build 39 multi-family units on 2.5 acres. Fifteen percent of the 539 residential units will be affordable housing units in accordance with California Redevelopment Law. The business park development proposal includes up to 1.3 million square feet of office and research and development space. Additional uses include an elementary school, public parks, and waterfront open spaces.

         The FISC site is being transferred under special legislation to the City of Alameda by the Navy for one dollar. The NAS Alameda transfer is subject to the successful negotiation of an Economic Development Conveyance between the City and the Navy. Environmental remediation on the site is expected to be handled by the Navy. Transfer of the remediated portions of the land to the City of Alameda is expected by the first quarter of 2000 subject to certification of a basewide environmental impact statement by the Navy and a basewide environmental impact report by the City. During the exclusive negotiating period, the Company and the Alameda Community Improvement Commission will attempt to negotiate a Disposition and Development Agreement ("DDA"). To be in effect, the DDA requires the certification of a project environmental impact report. These documents and other approvals from the City and other agencies will be required before development can commence. It is possible that these negotiations may not culminate in an agreement with the City of Alameda, that the conditions for the transfer of the property by the Navy may not be satisfied, or that the conditions for other necessary approvals may not be satisfied.

Development and Management Fee Services

         The diverse capabilities of its management team provide the Company with an opportunity to export skills to third parties. Management believes that its development and management fee service business allows it to facilitate development of its own assets through sales to end-users (design-build contracts), as well as provide services to landowners, which can result in future development opportunities.

         The Company has generated Development and Management fees from the following sources:

* Management and disposition services provided by a wholly-owned subsidiary, Catellus Management Corporation, to clients for their non-core real estate assets

*   Design-build services provided to the purchasers of commercial land

* Construction management services provided to the purchasers of land and the subsequent build-out of industrial buildings and a high-rise office building

* Development management of our residential joint venture projects and independent, third party projects

* Property management of industrial buildings owned by an investor for buildings recently completed and sold by the Company

         Non-Strategic Land Portfolio

         Resources Portfolio

         The Company owns approximately 782,000 acres of land in the Southern California desert regions of Los Angeles, Kern, San Bernardino, Riverside, and Imperial counties. The ownership of these desert properties is the result of historical land grants to the railroad predecessors of the Company. Because of its location, lack of contiguity among parcels, and other factors, this land is not currently suitable for traditional development activities. The Company therefore undertook to explore the potential for agricultural, mineral, water, telecommunication, energy, and waste management uses for this property. During 1997, the Company completed its assessment of the portfolio. This evaluation included an analysis of the portfolio's water, mineral, land, sales, agricultural, and development potential. The Company has concluded from this assessment that the land, although valuable, is non-strategic.


         In February 1999, the Company signed an agreement with a non-profit conservation group to sell and donate up to 437,000 acres of desert holdings and 20,000 acres of severed mineral rights for a total cash consideration of up to $54.6 million. This sale will generate a significant non-strategic gain when completed; however, the sale and the potential gain are contingent upon the completion of due diligence by the appropriate parties and funding by both the conservation group and the federal government. The timing of funding is not presently determinable. In addition, the Company plans to exchange other portions of its desert land for land of equal value managed by the U.S. Bureau of Land Management in order to consolidate the Company's desert land holdings. The Company will continue to pursue additional sale opportunities involving public and private buyers, as well as other arrangements to maximize the value of this land. These exchanges and arrangements are complicated and therefore may take a significant amount of time to complete.


         Other Land Holdings

         In addition to the Resources portfolio, the Company has other properties which are considered non-strategic and are for sale. The number of properties in the portfolio has declined substantially since 1995 as a result of sales activity. Because of a diminishing portfolio, future sales are expected to be substantially lower than the levels of the past three years.


         The table below shows (by acres and in book value) the Company's resources and for-sale land:

                                               Acres                                 Net Book Value
                              ---------------------------------------    --------------------------------------
                                           December 31,                              December 31,
                              ---------------------------------------    --------------------------------------
                                 1998          1997         1996            1998         1997         1996
                              -----------  -------------  -----------    ---------- -------------- ------------
                                           (in thousands)                           (in thousands)
Resources Portfolio.........      781,865      782,361      789,899         $ 5,728      $ 4,260      $ 2,299
Properties Held for Sale....       13,382       19,008       41,323           9,151       28,129       37,223
                              -----------  -------------  -----------    ---------- -------------- ------------
Total.......................      795,247      801,369      831,222         $14,879      $32,389      $39,522
                              ===========  =============  ===========    ========== ============== ============

RVL, Inc.

         In 1997, the Company formed a wholly owned subsidiary, RVL, Inc. ("RVL"), to make investments in companies formed for the purpose of acquiring properties requiring environmental remediated, performing the necessary remediation, and reselling the remediation properties. RVL expects to make these investments only after investigation designed to characterize the environmental problems and quantify the costs of remediation, and after obtaining insurance, if appropriate, for overruns in the remediation budget. Between formation and December 31, 1998, the Company contributed $13.6 million in cash and property with a book value of approximately $1.0 million to RVL.

         In September 1997, Hercules, LLC, a subsidiary of a limited liability company in which RVL owns an interest, acquired the Pacific Refinery at Hercules, California. The Company has entered into an agreement to provide entitlement services to Hercules, LLC, in return for an option to buy the property once defined remediation work is completed. Among the factors that could impact the success of this project are (1) the ability of the managing member of the limited liability company to manage the business successfully; (2) the accurate characterization of environmental problems; and (3) the availability of insurance adequate to cover remediation budget overruns.

Environmental Matters

         Many of the Company's properties are in urban and industrial areas and may have been leased to or previously owned by commercial and industrial companies that may have discharged hazardous materials. The Company incurs on-going environmental remediation costs, and legal costs relating to clean-up, defense of litigation, and the pursuit of responsible third parties. Costs incurred in connection with operating properties and with properties previously sold are expensed. As of December 31, 1998, management has provided a reserve of $10.8 million for such costs. These costs are expected to be incurred over an estimated ten-year period, with a substantial portion incurred over the next few years (see Note 16 of the accompanying consolidated financial statements for further discussions).

         Costs incurred for properties to be sold are deferred and will be charged to cost of sales when the properties are sold. Costs relating to undeveloped properties are capitalized as part of development costs. At December 31, 1998, the Company's estimate of its potential liability for identified environmental costs relating to properties to be developed or sold ranged from $11.4 million to $30.4 million. These costs generally will be capitalized as they are incurred over the course of the estimated development period of approximately 20 years. Environmental costs capitalized during 1998 totaled $3.6 million.

         Although the Company or outside consultants have evaluated the environmental liabilities associated with most of the properties currently owned by the Company, any evaluation necessarily is based upon then-prevailing law, identified site conditions, and the use of sampling methodologies. Also, the Company does not generally have access to properties sold in the past which could create environmental liabilities. The Company monitors its exposure to environmental costs on a regular basis. Although an unexpected event could have a material impact on the results of operations for any period, the Company does not believe that such costs for identified liabilities will have a material adverse effect on its financial position, results of operations or cash flows.

Competition

         The real estate industry is generally fragmented and characterized by significant competition. Numerous developers, owners of industrial, office and retail properties and managers compete with the Company in seeking properties for acquisition, development and management opportunities, tenants, and purchasers for homes and for non-strategic assets. There are competitors in each area in which the Company operates which have greater capital resources than the Company. There can be no assurance that the existence of such competition will not have a material adverse effect on the Company's business, operations and cash flow.

Employees, Contractors, and Consultants

         At December 31, 1998, the Company had 430 employees, including 56 employees of Catellus Management Corporation and 155 employees of Catellus Residential Group. We engage third parties to manage multi-tenant properties and properties in locations which are not in close proximity to our regional or field offices. In addition, we engage outside consultants such as architects and design firms in connection with our pre-development activities. We also employ third-party contractors on development projects for infrastructure and building construction and retain consultants to assist us in a variety of areas at the project level and at the corporate level.

Forward-Looking Information and Risk Factors

         For information about forward-looking statements in this report and about important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Item 2.  Properties

         Our real estate projects are generally described in Item 1 above, which descriptions are incorporated in this Item by reference. Our principal executive office is located in San Francisco, California, and we have regional or field offices in eleven other locations in the United States. We believe that our property and equipment are generally well maintained, in good condition, and adequate for our present needs.

Item 3.  Legal Proceedings

         The Company, its subsidiaries and other related companies are named defendants in many lawsuits arising from normal business activities, are named parties in certain governmental proceedings (including environmental actions) and are the subject of various environmental remediation orders of local governmental agencies arising in the ordinary course of business. While the outcome of these lawsuits or other proceedings against us and the cost of compliance with any governmental order cannot be predicted with certainty, management does not expect any of these matters to have a material adverse effect on our business, financial condition or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.

Executive Officers of the Company

         The executive officers of the Company are listed below. There were no family relationships among any executive officers and directors of the Company. All officers serve at the pleasure of the Board of Directors of the Company, subject to compliance with various employment agreements to which the Company and the officers are parties.

         Executive Officers


Name                            Age                     Position
----                            ---                     ---------
Nelson C. Rising..............  57       President, Chief Executive Officer, and Director
Stephen P. Wallace............  44       Executive Vice President, Chief Operating Officer, and Chief Financial Officer
Kathleen Smalley..............  41       Senior Vice President, Corporate Operations, and General Counsel
Paul A. Lockie................  40       Vice President and Controller
Jaime Gertmenian..............  32       Vice President, Human Resources and Administration

         Additional information concerning the business background of each executive officer of the Company is set forth below:

         MR. RISING has served as President and Chief Executive Officer and a Director of the Company since September 1994. For more than five years prior to joining the Company, Mr. Rising was a Senior Partner with Maguire Thomas Partners, a Los Angeles-based commercial developer.

         MR. WALLACE was elected as Executive Vice President, Chief Operating Officer and Chief Financial Officer in May 1998. Since that election, Mr. Wallace served as Chief Financial Officer from May to October 1998 and acting Chief Financial Officer from February 1999 to the present. Previously, Mr. Wallace had served as Senior Vice President and Chief Financial Officer since July 1995. Mr. Wallace was previously the Senior Vice President and Chief Financial Officer at Castle & Cooke Homes, Inc. from May 1993.

         MS. SMALLEY was elected Senior Vice President, Corporate Operations, and General Counsel in May 1998. Before this appointment, Ms. Smalley had served as Senior Vice President, General Counsel and Secretary since January 1997. For more than five years before joining the Company, Ms. Smalley was General Counsel and Investment Manager of Crow Family Holdings ("CFH"), an investment management company that manages assets, including real estate and related businesses, throughout the United States and abroad. During 1996 and 1997, Ms. Smalley held an appointment to Harvard Law School where she lectured in real estate transactions.

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

         MR. LOCKIE joined the Company as Vice President and Controller in February 1996. Before joining the Company, Mr. Lockie served as the Chief Financial Officer for Kimball Small Properties, Inc. ("KSP"), a San Jose, California real estate development and management company, since 1987.

         Mr. Lockie, in connection with his duties as Chief Financial Officer for KSP, also served as Chief Financial Officer of several companies affiliated with KSP, including Techmart Properties, Inc., the indirect general partner of a real estate partnership that filed for protection under federal bankruptcy laws in September, 1992. In September 1995, a final decree was entered closing the case.

         MS. GERTMENIAN has been with the Company since October 1995, and currently serves as Vice President of Human Resources and Administration. For four years prior to joining the Company, Ms Gertmenian worked in human resources and administration at CB Commercial Real Estate Group, a national real estate services firm.

                                    PART II

Item 5.  Market for Registrants' Common Equity and Related Stockholder Matters

     The Company's Common Stock commenced trading on December 5, 1990, and is listed on the New York Stock Exchange, the Pacific Stock Exchange and the Chicago Stock Exchange under the symbol "CDX." The following table sets forth for the periods indicated the high and low sale prices of the Company's Common Stock as reported by Bloomberg Financial Markets:

                                                       Common Stock Price
                                                      --------------------
                                                        High        Low
                                                      --------   ---------
         Year ended December 31, 1997

             First Quarter       .                     16 5/8       11 1/8

             Second Quarter      .                     18 3/8       13 5/8

             Third Quarter       .                     21 7/16      18 3/16

             Fourth Quarter      .                     22           16 5/16

         Year ended December 31, 1998

             First Quarter       .                     20 1/4       17 3/8

             Second Quarter      .                     19           17 1/16

             Third Quarter       .                     18 1/8       11 15/16

             Fourth Quarter      .                     14 13/16     10 1/2

     The Company has never declared or paid any cash dividends on its Common Stock. The Company intends to retain any earnings to support operations and to finance development projects and does not intend to pay cash dividends on the Common Stock in the foreseeable future.

     On March 1, 1999, there were approximately 29,110 holders of record of the Company's Common Stock.

Item 6.  Selected Financial Data

         The following income statement and selected balance sheet data with respect to each of the years in the five-year period ended December 31, 1998 have been derived from the annual Consolidated Financial Statements. The operating data have been derived from the Company's underlying financial and management records and are unaudited. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of results of operations for 1998, 1997, and 1996.

                                                                                 Year Ended December 31,
                                                            ------------------------------------------------------------------
                                                                1998         1997         1996          1995         1994
                                                            ------------  -----------    ----------   ----------    ----------
                                                                          (in thousands, except per share data)
Statement of Operations Data:
Income-producing properties
Rental revenue............................................    $ 149,367    $ 128,953    $ 115,886     $ 102,828     $ 99,183
Property operating costs..................................      (42,198)     (38,670)     (39,408)      (30,650)     (29,609)
Equity in earnings of operating joint ventures, net.......        9,368        7,436        5,993         5,826        4,240
                                                            ------------  -----------    ----------   ----------    ----------
                                                                116,537       97,719       82,471        78,004       73,814
                                                            ------------  -----------    ----------   ----------    ----------

Other property activities and fee services
Gain on property sales....................................       37,254       13,197       15,623           953           --
Development and management fee income, net................        7,366        6,449        3,432         1,924        2,151
Equity in earnings of development joint ventures, net.....        6,627        2,123          758         1,209        3,742
Land holding costs, net...................................       (2,151)      (1,241)      (3,724)       (3,871)      (4,891)
                                                            ------------  -----------    ----------   ----------    ----------
                                                                 49,096       20,528       16,089           215        1,002
                                                            ------------  -----------    ----------   ----------    ----------

Interest expense..........................................      (37,384)     (39,988)     (42,521)      (25,757)     (24,671)
Depreciation and amortization.............................      (34,054)     (31,245)     (30,561)      (27,990)     (28,577)
General and administrative expense........................      (14,215)     (10,897)      (8,019)      (10,924)     (14,818)
Gain on non-strategic asset sales.........................       18,929        5,029       24,405        32,789       13,307
Adjustment to carrying value of property (1)..............           --           --           --      (102,400)     (24,100)
Litigation, environmental and restructuring costs.........           --        2,551        1,093          (961)      (2,854)
Other, net................................................        1,394       (1,113)         (19)        2,504        3,091
                                                            ------------  -----------    ----------   ----------    ----------
Income (loss) before income taxes and extraordinary
  expense.................................................      100,303       42,584       42,938       (54,520)      (3,806)
Income tax (expense) benefit..............................      (40,400)     (17,343)     (17,537)       21,518        1,359
                                                            ------------  -----------    ----------   ----------    ----------
Net income (loss) before extraordinary expense............       59,903       25,241       25,401       (33,002)      (2,447)
Extraordinary expense related to early retirement of
  debt, net of income tax benefit (2).....................      (25,165)          --           --            --           --
                                                            ------------  -----------    ----------   ----------    ----------
Net income (loss).........................................       34,738       25,241       25,401       (33,002)      (2,447)
Preferred stock dividends.................................           --       (1,353)     (22,173)      (23,813)     (23,813)
Premium on redemption of preferred stock..................           --           --       (1,334)           --           --
                                                            ------------  -----------    ----------   ----------    ----------
Net income (loss) applicable to common stockholders.......     $ 34,738     $ 23,888      $ 1,894      $(56,815)    $(26,260)
                                                            ============  ===========    ==========   ==========    ==========
Net income (loss) per share of common stock - assuming
  dilution:
Before extraordinary expense..............................       $ 0.55       $ 0.24       $ 0.03       $ (0.78)     $ (0.36)
Extraordinary expense (2).................................        (0.23)          --           --            --           --
                                                            ------------  -----------    ----------   ----------    ----------
Net income (loss) per share after extraordinary expense
  - assuming dilution.....................................       $ 0.32       $ 0.24       $ 0.03       $ (0.78)     $ (0.36)
                                                            ============  ===========    ==========   ==========    ==========
Average number of common shares outstanding  - assuming
  dilution................................................      109,420      100,768       75,835        72,967       72,967
                                                            ============  ===========    ==========   ==========    ==========

                                                                     Year Ended or As Of December 31,
                                                    -------------------------------------------------------------------
                                                        1998         1997          1996         1995          1994
                                                    -----------   -----------   -----------  -----------   ------------
                                                              (in thousands, except percentages and ratios)
Other Operating Data:
EBDDT (3)........................................    $  103,394   $    62,771   $    25,852  $    18,254   $    14,665
EBITDA (4).......................................    $  177,806   $   117,163   $   117,152  $   101,781   $    75,543
Buildings owned (square feet) (5)................        20,877        18,094        16,448       14,168        13,609
Leased percentage................................          94.6%         96.5%         96.1%        95.1%         95.0%
Annual fixed charges (6).........................    $   65,432   $    55,672   $    73,282  $    80,656   $    77,218
Debt and preferred stock to total
market capitalization (7)......................           36.36%        21.00%        46.81%       65.63%        66.56%
Capital investments (8)..........................    $  464,838   $   251,769   $   115,338  $    68,523   $    73,900
Fixed charge coverage ratio (9)..................          2.72          2.10          1.60         1.26          0.98

                                                                            December 31,
                                               ----------------------------------------------------------------------
                                                  1998           1997           1996           1995           1994
                                               ----------    -----------    ------------   ------------    -----------
                                                                            (in thousands)
Balance Sheet Data:
Total properties, net(10) ................     $1,395,477     $1,122,975     $1,024,102     $1,007,451     $1,087,119
Total assets .............................     $1,625,540     $1,241,019     $1,123,118     $1,097,604     $1,207,363
Mortgage and other debt ..................     $  873,207     $  568,699     $  496,742     $  496,180     $  530,641
Preferred stock ..........................     $       --     $       --     $  274,428     $  322,500     $  322,500
Total stockholders' equity ...............     $  490,229     $  451,899     $  422,453     $  442,874     $  499,689
Other Data:
Total market capitalization (11) .........     $2,402,000     $2,699,000     $1,647,000     $ 1,247,000    $1,282,000

(1) The Company took charges of $102.4 million in 1995 and $24.1 million in 1994 to adjust the carrying value of certain properties. The 1995 charge included $84.8 million resulting from the Company's decision to terminate the 1991 Development Agreement for its Mission Bay Project in San Francisco.
(2) Net income in 1998 reflects extraordinary expense of $25.2 million, net of income tax benefit, relating to yield maintenance payments and a write-off of unamortized loan issuance costs associated with certain refinancings in 1998.
(3) The Company uses a supplemental performance measure called Earnings Before Depreciation and Deferred Taxes (EBDDT), along with net income (loss), to report its operating results. EBDDT is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Additionally, EBDDT is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. However, the Company believes that EBDDT provides relevant information about its operations and is useful, along with net income (loss), for an understanding of its operating results.

     EBDDT is calculated by making various adjustments to net income (loss). Depreciation, amortization and deferred income taxes are excluded from EBDDT as they represent non-cash charges. In addition, gains on the sale of non-strategic assets, adjustments to the carrying value of property, premium on the redemption of preferred stock, restructuring costs, and extraordinary items, including their current tax effect, represent unusual and/or non-recurring items and are excluded from the EBDDT calculation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations' Earnings Before Depreciation and Deferred Taxes."
(4) Represents earnings before interest, taxes, depreciation and amortization, adjustments to the carrying value of property, capitalized interest in cost of sales, extraordinary items, preferred stock dividends, and premium on the redemption of preferred stock.
(5) Prior to 1996, square feet owned excluded approximately 1.1 million square feet of existing buildings, primarily at Mission Bay.
(6)  Represents total interest incurred, less non-cash interest incurred (See
     Note 3 to the Company's Consolidated Financial Statements), principal amortization, and preferred stock dividends.
(7) Represents the ratio of total debt plus the face value of preferred stock to equity market capitalization (based on the number of common shares outstanding at the end of the period indicated and the closing stock price for each respective period) plus total debt and preferred stock.
(8) Represents expenditures for commercial and residential development for projects to be developed and sold or held for rental. The 1998 amount includes $40.1 million seller-financed portion of certain acquisitions, $34.2 million invested in residential joint ventures, and $6.3 million of first generation lease commissions. The 1997 amount includes $16.2 million invested in residential joint ventures.
(9)  Represents the ratio of EBITDA to fixed charges.
(10) Total properties, net reflects the historical value of the Properties at acquisition plus subsequent capital expenditures. When the Company was formed to conduct the non-railroad real estate activities of Santa Fe Pacific Corporation ("Santa Fe") through spin-off to its stockholders in 1990 (the "Spin Off"), the historical cost of land and income-producing properties previously owned by Santa Fe was not increased from historical cost. Management believes that a significant portion of the Company's real estate value resides in land and rental properties owned by Santa Fe prior to the Spin Off. Therefore, management believes that the reported value of Properties is not a representative measure of the liquidation value or financing capacity of the Company.
(11) Represents the number of common shares outstanding multiplied by the closing stock price at the end of the period indicated plus preferred stock and total debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the years ended December 31, 1998 to 1997

Income-Producing Properties
---------------------------

          Rental revenue and property operating costs for the Company's income-producing properties are summarized below:

                                                  RENTAL REVENUE                   PROPERTY OPERATING COSTS
                                        ------------------------------------  ----------------------------------
                                                                 YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------
                                         1998        1997     DIFFERENCE       1998      1997      DIFFERENCE
                                        ---------   --------- --------------  --------- ---------- -------------
                                                                      (In thousands)
Industrial buildings ................   $ 78,918    $ 67,186     $ 11,732     $ 16,486   $ 14,529      $  1,957
Office buildings ....................     31,765      29,713        2,052       13,400     12,753           647
Retail buildings ....................     13,241      13,273          (32)       4,115      3,932           183
Land development/(1)/ ...............     11,693      10,853          840        7,415      6,557           858
Land leases .........................     13,750       7,928        5,822          782        899          (117)
                                        --------    --------     --------     --------   --------      --------
                                        $149,367    $128,953     $ 20,414     $ 42,198   $ 38,670      $  3,528
                                        ========    ========     ========     ========   ========      ========

/(1)/ This category represents interim income-producing uses of properties intended for mixed-use development.

Data presented in chart form:

     Rental revenue and equity in earnings of operating joint ventures, less property operating costs (in millions):
     1998:  $116.5; 1997:  $97.7; 1996: $82.5

     Portfolio occupancy:
     1998:  94.6%; 1997:  96.5%; 1996: 96.1%

     Building square footage owned, square footage leased, and occupancy percentages are as follows:

                                                            DECEMBER 31,
                                 -----------------------------------------------------------------
                                             1998                               1997
                                 -------------------------------   -------------------------------
                                                  (In thousands, except percentages)
                                                       OCCUPANCY                         OCCUPANCY
                                   OWNED     LEASED        %         OWNED     LEASED        %
                                 ---------- ---------- ---------   ---------- ---------- ---------
Industrial buildings .......        17,010     16,200      95.2%      14,326     14,061      98.2%
Office buildings ...........         1,719      1,624      94.5%       1,620      1,547      95.5%
Retail buildings ...........           928        836      90.1%         928        870      93.8%
Land development /(1)/ .....         1,220      1,081      88.6%       1,220        981      80.4%
                                  --------   --------               --------   --------
                                    20,877     19,741      94.6%      18,094     17,459      96.5%
                                  ========   ========               ========   ========

/(1)/ This category represents interim income-producing uses of properties intended for mixed-use development.

          The increase in revenue from industrial buildings is primarily attributable to the net addition of eleven new buildings (eight newly constructed, four purchased and one sold), totaling approximately 2.7 million square feet that were added to the portfolio in 1998, and a full year of operations from ten buildings totaling approximately 2.1 million square feet that were added to the portfolio in 1997. Approximately $11.4 million of the increase was attributable to base rents and tenant pass-through for the 1998 and 1997 new properties, and an increase of $2.5 million in revenues was attributable to base rents and higher tenant pass-through charges from properties which were owned and operated for all of 1998 and 1997 ("Same Space"), offset by a decrease of $2.2 million in revenues attributable to properties sold during 1998 and 1997.

          Rental revenue for the Company's office portfolio increased by $2.1 million primarily because of higher rental rates and average occupancy. Operating costs for office buildings increased by $0.6 million, primarily as a result of higher repairs and maintenance.

          The $0.8 million increase in rental revenue from the land development portfolio resulted from higher occupancies, percentage rent and expense recoveries during the year. The increase in operating costs for land development properties was primarily because of higher property taxes, maintenance and operating expenses.

          The $5.8 million increase in revenues from land leases was primarily attributable to the 1998 acquisitions of land, land leases and other leases. The majority of the increase attributable to these acquisitions is not of a long-term nature, as the Company intends to sell a large portion of these assets to qualified buyers (see Other Sales in Other Property Activities and Fee Services below).

          In total, property operating costs were higher because of property taxes associated with the new buildings and higher operating and maintenance costs attributable to Same Space.

          Equity in earnings of operating joint ventures net, increased by $1.9 million primarily because of higher occupancies and room rates in hotel joint ventures and higher occupancy and lower expenses for an office building joint venture.

Other Property Activities and Fee Services
------------------------------------------

          Gain on property sales increased to $37.3 million in 1998 from $13.2 million in 1997, summarized as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                            1998           1997       DIFFERENCE
                                                       ------------   -------------- ------------
                                                                      (In thousands)
COMMERCIAL SALES:
     Sales ..........................................  $    86,975    $    39,587    $    47,388
     Cost of Sales ..................................       68,102         31,717         36,385
                                                       -----------    -----------    -----------
       Gain .........................................       18,873          7,870         11,003
                                                       -----------    -----------    -----------
RESIDENTIAL SALES:
     Sales ..........................................      106,656         82,632         24,024
     Cost of Sales ..................................       91,673         77,305         14,368
                                                       -----------    -----------    -----------
       Gain .........................................       14,983          5,327          9,656
                                                       -----------    -----------    -----------
OTHER SALES:
     Sales ..........................................       11,636             --         11,636
     Cost of Sales ..................................        8,238             --          8,238
                                                       -----------    -----------    -----------
       Gain .........................................        3,398             --          3,398
                                                       -----------    -----------    -----------
Total gain on property sales ........................  $    37,254    $    13,197    $    24,057
                                                       ===========    ===========    ===========

Data presented in chart form:

          Total gain on property sales (in millions):
          1998: $37.3; 1997: $13.2; 1996: $15.6

          The 1998 results from commercial sales include the closing of 1.3 million square feet of building space and 176.0 acres of land capable of supporting 3.2 million square feet of commercial development, as compared to the closing of 0.6 million square feet of building space and 34.7 acres of land capable of supporting 0.7 million square feet of commercial development in 1997. In addition, residential sales include the closing of 331 homes and 855 lots in 1998 as compared to 221 homes and 176 lots in 1997.

          The 1998 results from other sales represent the sales of land and related land leases associated with the acquisitions in the land lease portfolio during 1998, as noted above (see Cash flows from investing activities section for further discussions on acquisitions). The Company anticipates continued gains from these types of sales in 1999.

          The Company expects there will be significant variability in income generated from its other property activities (see Variability in Results section below).

          Following is a summary of property sales under contract but not closed:


                                             DECEMBER 31,
                                     ---------------------------
                                         1998           1997
                                     ------------   ------------
                                             (In thousands)
Commercial..........................  $    83,456    $    7,091
                                     ------------   ------------
Residential
Owned Projects
     Units..........................  $    21,077    $   20,355
     Lots...........................        8,348            --
                                      -----------    ----------
                                      $    29,425    $   20,355
                                      ===========    ==========

     Joint venture projects/(1)/....  $    12,064    $    3,636
                                      ===========    ==========


/(1)/ The amounts shown are 100% of the gross sales price; the Company is entitled to receive 25% of the net profits from these joint ventures.

Data presented in chart form:

          Development and management fee income (in millions):
          1998: $7.4; 1997: $6.5; 1996: $3.4

          Development and management fee income, net, increased by $0.9 million primarily because of a one-time entitlement fee received for services provided to a joint venture owned by the Company. Over the previous two years, a major source of fee income was from a contract to manage and sell the non-railroad real estate assets of a major railroad company. As anticipated, the inventory of managed assets is now depleted and it is expected that future management fees will decrease.

          Equity in earnings of development joint ventures, net, increased by $4.5 million primarily because of the commencement of lot sales at a major residential joint venture project in San Clemente, California.

          The $0.9 million increase in land holding costs, net, is primarily because land holding costs in 1997 were offset by interim ground lease income, some of which were terminated in late 1997.

Other Items on the Statement of Operations
------------------------------------------

          Interest expense decreased approximately $2.6 million in 1998; however, total interest incurred increased $11.9 million. Increased interest expense attributable to additions to the portfolio was offset by the increase in capitalized interest related to higher development activity and lower interest rates resulting from a major refinancing (see Cash balances, available borrowings and capital resources section for further discussion). During 1998, the average square feet of commercial development under construction was 4.4 million as compared to 3.0 million in 1997; additionally, the Company started construction on 334 residential units in 1998 as compared to 106 units in 1997 from its owned and consolidated joint venture projects.

          Following is a summary of interest incurred:

                                                           YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------
                                                     1998           1997        DIFFERENCE
                                                 -------------  -------------  -------------
                                                                (In thousands)
Total interest incurred .....................     $    58,630    $    46,684    $    11,946
Interest capitalized ........................         (21,246)        (6,696)       (14,550)
                                                  -----------    -----------    -----------
Interest expensed ...........................     $    37,384    $    39,988    $    (2,604)
                                                  ===========    ===========    ===========

          General and administrative expense increased by $3.3 million in 1998 primarily because of the increase in the Company's overall activities.

          The increase in gain on non-strategic asset sales in 1998 is summarized as follows:

                                            YEAR ENDED DECEMBER 31,
                                   -----------------------------------------
                                      1998           1997        DIFFERENCE
                                   -----------    -----------   ------------
                                                 (In thousands)
Sales ...........................  $    80,041    $    31,122    $    48,919
Cost of Sales ...................       61,112         26,093         35,019
                                   -----------    -----------    -----------
     Gain .......................  $    18,929    $     5,029    $    13,900
                                   ===========    ===========    ===========

          Sales in 1998 include two major transactions which closed in the fourth quarter totaling $61.2 million.

          In 1995, the Company began an accelerated program of selling non-strategic assets, with the proceeds intended to pay down a portion of existing debt and fund new development. From 1995 through 1998, the Company sold $259 million of non-strategic assets. During 1998, 1997, and 1996, the Company recorded a write-down of $9.0 million, $8.6 million, and $9.9 million, respectively, to cost of sales related to non-strategic assets. The most significant remaining non-strategic asset of the Company is its approximately 782,000-acre desert and agricultural portfolio. In February of 1999, the Company signed an agreement with a non-profit conservation group to sell and donate up to 437,000 acres of desert holdings and 20,000 acres of severed mineral rights to the conservation group or the federal government for a total cash consideration of up to $54.6 million. This sale will generate a significant gain when completed; however, the sale and its potential gain are contingent upon the completion of due diligence by the appropriate parties and funding by both the conservation group and the federal government. The timing of funding is not presently determinable. In addition, the Company plans to exchange up to 65,000 acres of its land for land of equal value managed by the U.S. Bureau of Land Management in order to consolidate the Company's desert land holdings. Additional non-strategic sales are expected to be substantially lower than the levels of the past three years.

          Litigation and environmental costs, net, changed by $2.6 million as the Company received environmental recoveries of $2.6 million in 1997. There were no such recoveries in 1998.

          Other, net, changed by $2.5 million in 1998 primarily because of the $1.0 million in costs associated with the filing of a registration statement with the Securities and Exchange Commission in accordance with a Registration Rights Agreement between the Company and the California Public Employees Retirement System in 1997, and $0.9 million due to higher interest income in 1998.

Extraordinary Expense
---------------------

          During 1998, the Company closed a major refinancing of its existing debt. (See Cash balances, available borrowings and capital resources section for further discussion.) The refinancing resulted in recognition of a $25.2 million extraordinary charge, net of tax benefit of $16.8 million, related to yield maintenance payments and a write-off of unamortized loan issuance costs.

Comparison of the Years Ended December 31, 1997 to 1996

Income-Producing Properties
---------------------------

          Rental revenue and property operating costs for the Company's income-producing properties are summarized below:

                                           RENTAL REVENUE                            PROPERTY OPERATING COSTS
                              ------------------------------------------      -----------------------------------------
                                   1997           1996      DIFFERENCE            1997          1996       DIFFERENCE
                              -------------- ------------- -------------      ------------- ------------- ------------
                                                                    (In thousands)
Industrial buildings ........  $     67,186  $     55,865   $    11,321        $    14,529   $    14,014   $      515
Office buildings ............        29,713        28,407         1,306             12,753        12,661           92
Retail buildings ............        13,273        13,215            58              3,932         4,376   $     (444)
Land development/(1)/ .......        10,853        10,589           264              6,557         7,252   $     (695)
Land leases .................         7,928         7,810           118                899         1,105   $     (206)
                               ------------  ------------   -----------        -----------   -----------   ----------
                               $    128,953  $    115,886   $    13,067        $    38,670   $    39,408   $     (738)
                               ============  ============   ===========        ===========   ===========   ==========

/(1)/ This category represents interim income-producing uses of properties intended for mixed-use development.

          The increase in revenue from industrial buildings is primarily attributable to ten newly constructed buildings totaling approximately 2.1 million square feet that were added to the portfolio in 1997 and a full year of operations from eight buildings totaling approximately 1.3 million square feet that were completed and added to the portfolio in 1996. Approximately $8.2 million of the increase was attributable to base rents for the new buildings completed in 1997 and 1996, approximately $1.6 million was attributable to higher tenant pass-through charges and other income associated with this new construction and approximately $1.5 million was a result of increases in rental rates and tenant pass-through charges under existing leases. Operating costs for the industrial portfolio increased by $0.5 million primarily because of property taxes and other operating expenses related to the new construction.

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

          The increase in revenue from land leases was primarily because of increased rent from new tenant leases and higher percentage rents. The decreased expenses from land leases were primarily attributable to a reduction in property taxes as a result of the sale of a land lease in mid-1996.

          In total, property operating costs were lower because of lower property operating overhead costs and lower insurance premiums, partially offset by higher property taxes.

          Equity in earnings of operating joint ventures, net, increased by $1.4 million primarily because of higher occupancies and room rates in a hotel joint venture and higher occupancy and lower interest expense for an office building joint venture.

Other Property Activities and Fee Services
------------------------------------------

          Gain on property sales decreased to $13.2 million in 1997 from $15.6 million in 1996, summarized as follows:

                                                  YEAR ENDED DECEMBER 31,
                                        -----------------------------------------
                                            1997           1996       DIFFERENCE
                                        -----------    ------------- ------------
                                                      (In thousands)
COMMERCIAL SALES:
     Sales .........................    $    39,587    $    40,525     $    (938)
     Cost of Sales .................         31,717         26,709         5,008
                                        -----------    -----------     ---------
       Gain ........................          7,870         13,816        (5,946)
                                        -----------    -----------     ---------
RESIDENTIAL SALES:
     Sales .........................         82,632         21,945        60,687
     Cost of sales .................         77,305         20,138        57,167
                                        -----------    -----------     ---------
       Gain ........................          5,327          1,807         3,520
                                        -----------    -----------     ---------
Total gain on property of sales ....    $    13,197    $    15,623     $  (2,426)
                                        ===========    ===========     =========

          The 1996 commercial sales include an approximately $5.0 million gain from the sale of a 4.2-acre site to the Metropolitan Water District at Los Angeles Union Station. The 1997 commercial sales include a $2.2 million gain from the sale of a 279,000-square-foot industrial building in La Mirada, California. Residential sales in 1997 include a full year of activity from the Company's residential group which was acquired in March 1996.

          Development and management fee income, net, increased by $3.0 million primarily because of an increase in management fees from management contracts signed in 1996 and higher development fees from a construction project at Los Angeles Union Station that began in June 1996.

Other Items on the Statement of Operations
------------------------------------------

          Total interest incurred was $1.3 million higher in 1997 compared to 1996 primarily because of an increase in borrowing. However, during 1997, the Company capitalized $6.7 million of interest compared to $2.9 million in 1996 because of increased development activities. As a result, interest expense decreased $2.5 million.

          General and administrative expense increased by $2.9 million in 1997 primarily because of the increase in the Company's overall activities.

          In 1995, the Company began an accelerated program of selling non-strategic assets, with the proceeds intended to pay down a portion of existing debt and fund new development. In connection with this program, the Company completed sales totaling $31.1 million resulting in gains of $5.0 million in 1997, compared to completed sales of $85.7 million and gains of $24.4 million in 1996.

          In prior years the Company accrued estimates of its environmental liability (see Note 11 to the Company's Consolidated Financial Statements). During 1997 and 1996, the Company received recoveries in excess of settlements paid. These settlements and recoveries resulted in increases to net income of $2.6 million in 1997 and $1.1 million in 1996.

          Other, net, decreased by $1.1 million in 1997 primarily because of the $1.0 million in costs associated with the filing of a registration statement with the Securities and Exchange Commission in accordance with a Registration Rights Agreement between the Company and the California Public Employees Retirement System.

Preferred Stock Dividends
-------------------------
          Preferred stock dividends declined by $1.4 million in 1998 compared to 1997 and $20.8 million in 1997 compared to 1996 as a result of preferred stock calls. With the completion of the preferred stock calls in June 1997, the Company has no remaining outstanding preferred stock. As a result of these calls, during 1996, a total of 453,326 shares of $3.75 Series A Cumulative Convertible Preferred Stock ("Series A preferred stock") were converted into 2,501,783 common shares and 508,113 shares of Series A preferred stock were redeemed at a cost of approximately $26.7 million. In 1997, a total of 2,480,671 shares of Series A preferred stock and all of the $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock were converted into 29,001,469 shares of common stock, with 7,889 shares of Series A preferred stock redeemed at a cost of approximately $440,000.

Variability in Results
----------------------

          Although the Company has a large portfolio of income-producing properties that provides relatively constant operating results, the Company's earnings from period to period will be affected by the nature and timing of acquisitions and sales of property and sales of non-strategic assets. Many of the Company's projects require a lengthy process to complete the development cycle before they are sold. Additionally, sales of non-strategic assets are difficult to predict and are generally subject to lengthy negotiations and contingencies that need to be resolved prior to closing. These factors tend to "bunch" income in particular periods rather than producing a more even pattern throughout the year. In addition, gross margins may vary significantly as the mix of property varies. The cost basis of the properties sold varies because (i) a number of properties have been owned for many decades; (ii) some properties were acquired within the last ten to fifteen years; (iii) properties are owned in various geographical locations; and, (iv) development projects have varying infrastructure costs and build-out periods.

Earnings Before Depreciation and Deferred Taxes ("EBDDT")

          The Company uses a supplemental performance measure, EBDDT, along with net income, to report its operating results. EBDDT is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Additionally, EBDDT is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. However, the Company believes that EBDDT provides relevant information about its operations and is useful, along with net income, for an understanding of its operating results.

          EBDDT is calculated by making various adjustments to net income. Depreciation, amortization and deferred income taxes are excluded from EBDDT as they represent non-cash charges. In addition, gains on the sale of non-strategic assets and extraordinary items, including their current tax effect, represent unusual and/or non-recurring items and are excluded from the EBDDT calculation. Net income is reconciled to EBDDT as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------------
                                                                1998                1997               1996
                                                            -----------         -----------         ------------
                                                                                (In thousands)
Net income applicable to common stockholders ............   $    34,738         $    23,888         $    1,894
Depreciation and amortization ...........................        34,054              31,245             30,561
Deferred income taxes ...................................        28,366              12,667             16,468
Gain on non-strategic asset sales .......................       (18,929)             (5,029)           (24,405)
Extraordinary expense, net ..............................        25,165                  --                 --
Premium on redemption of preferred stock ................            --                  --              1,334
                                                            -----------         -----------         ----------
     Earnings before depreciation and deferred taxes ....   $   103,394         $    62,771         $   25,852
                                                            ===========         ===========         ==========
Average number of shares outstanding - basic ............       106,689              97,601             74,947
                                                            ===========         ===========         ==========
Average number of common shares outstanding - assuming
dilution ................................................       109,420             100,768             75,835
                                                            ===========         ===========         ==========

Data presented in chart form:

          EBDDT (in millions): 1998:  $103.4; 1997:  $62.8; 1996: $25.9

          The $40.6 million increase in EBDDT in 1998 compared to 1997 was primarily because of improved results from income-producing assets and higher gains on property sales, offset by higher current taxes.

          The $36.9 million increase in EBDDT in 1997 compared to 1996 was primarily because of a reduction in preferred stock dividends and improved results from income-producing assets.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities


          Cash provided by operating activities reflected in the statement of cash flows for the years ended December 31, 1998 and 1997 was $120.7 million and $84.2 million, respectively. The change is primarily attributable to sales of development and other properties of $ 205.3 million and $122.2 million for the years ended December 31, 1998 and 1997, respectively. Sales of non-strategic assets were $80.0 million and $31.1 million for the years ended December 31, 1998 and 1997, respectively. These increases are offset by an increase in capital expenditures which are included in the schedule of capital expenditures in the following discussion of Cash flows from investing activities. Cash generated from income-producing properties increased principally because of the addition of new buildings.

          The $26.9 million decrease in cash from operating activities from 1996 to 1997 is primarily because of $52.4 million increase in 1997 expenditures for development of property for sale and residential acquisitions, a decrease in cash generated from sales of non-strategic assets, and an increase in notes and accounts receivable related to development and sales activity offset by improved earnings from income-producing properties.

Cash flows from investing activities

          Net cash used in investing activities reflected in the statement of cash flows for the years ended December 31, 1998, 1997 and 1996 was $275.3 million, $156.5 million and $64.4 million, respectively. The increase between 1998 and 1997 is primarily because of a $61.7 million increase in capital expenditures and $22.0 million increase in property acquisitions. Additionally, the increase is also due to a $49.3 million increase in short-term investments and restricted cash; included in the amount is $8.8 million of proceeds from property sales that is being held in separate accounts at a trust company in order to preserve the Company's options of reinvesting the proceeds on a tax-deferred basis. The increase between 1997 and 1996 is primarily because of a $47.9 million increase in capital expenditures, a $17.9 million increase in commercial property acquisitions and an $18.0 million increase in joint venture contributions.

          Capital expenditures reflected in the statement of cash flows include the following:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                     -----------------------------------
                                                                                        1998          1997       1996
                                                                                     ---------      ---------  ---------
                                                                                                 (In thousands)
CAPITAL EXPENDITURES INCLUDED IN CASH FLOWS FROM OPERATING ACTIVITIES/(1)/

Capital expenditures for residential and industrial development properties .....     $117,731       $ 47,139  $ 24,678
Residential property acquisition/(2)/ ..........................................       24,061         44,500    16,300
Capitalized interest and property tax ..........................................        9,213          2,732     1,000
                                                                                     --------       --------  --------
                                                                                      151,005         94,371    41,978
Other property acquisitions/(3)/ ...............................................       10,394             --        --
                                                                                     --------       --------  --------
                                                                                      161,399         94,371    41,978
                                                                                     --------       --------  --------

CAPITAL EXPENDITURES INCLUDED IN CASH FLOWS FROM INVESTING ACTIVITIES/(4)/

Construction and building improvements /(5)/....................................      121,060         68,199    32,813
Predevelopment .................................................................       17,063         17,410    11,100
Infrastructure and other .......................................................       16,912         15,516    11,411
Capitalized interest and property tax ..........................................       12,070          4,271     2,193
                                                                                     --------       --------  --------
                                                                                      167,105        105,396    57,517
Commercial property acquisitions ...............................................       52,110         30,105    12,230
Tenant improvements ............................................................        3,624          5,697     3,613
                                                                                     --------       --------  --------
                                                                                      222,839        141,198    73,360
                                                                                     --------       --------  --------
Total Capital Expenditures .....................................................     $384,238       $235,569  $115,338
                                                                                     ========       ========  ========

(1) This category includes capital expenditures for properties the Company intends to build to sell.

(2) Excludes $34.2 million in 1998 and $16.2 million in 1997 invested in residential joint ventures.

(3) Excludes $40.1 million seller-financed portion of the acquisition in 1998.

(4) This category includes capital expenditures for properties the Company intends to hold for its own account.

(5) Excludes $6.3 million of first generation leasing commissions in 1998.


Data presented in chart form:

          Total capital investments (in millions):
          1998:  $464.8; 1997:  $251.8; 1996:  $115.3

          Capital expenditures for residential and industrial development properties-- relates to the development of residential and industrial for-sale development properties. The increase from 1997 to 1998 is primarily because of the increase in both residential and industrial for-sale development activity.

          For the year ended December 31, 1998, the Company started construction on 334 residential units and completed 247 units compared to 106 starts and 125 completions during 1997 from its owned and consolidated joint venture projects.

          Construction and building improvements -- relates primarily to development of new commercial properties held for lease and improvements to existing buildings. This activity is summarized below:

                                                                             YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------------
                                                                 1998                 1997             1996
                                                            --------------         ------------     --------------
                                                                                  (Square feet)
Under construction, beginning of period ..................       3,774,000            2,286,961          641,128
Construction starts ......................................       4,927,500            3,885,000        3,259,308
Completed - retained in portfolio ........................      (1,989,000)          (2,089,200)      (1,269,525)
Completed - design/build or sold .........................      (1,676,000)            (308,761)        (343,950)
                                                            --------------         ------------     ------------
 Under construction, end of period .......................       5,036,500/(1)/       3,774,000        2,286,961
                                                            ==============         ============     ============

(1) This includes 1,177,000 square feet of development that will be sold upon completion, 258,000 square feet of "design build" development for third party owners, and 3,601,500 square feet that will be added to the Company's portfolio upon completion.

Data presented in chart form (as of December 31):

          Square feet under construction (in millions):
          1998: 5.0; 1997: $3.8; 1996: $2.3

          Property Acquisitions--The Company invested approximately $117.4 million in 1998 and $90.8 million in 1997 in the acquisition of new property directly or through joint ventures.

 .         Residential Acquisitions-- In 1998, the Company invested approximately
          $54.9 million in the acquisition of residential development property directly or through joint ventures. These acquisitions will support up to 4,518 homes and included the following significant acquisitions:
          (1) a two-thirds interest in a 3,500-acre, 4,000-lot masterplanned community (Serrano) in El Dorado Hills, California, (2) a 20-acre, 99-lot site (Brittany Hills) in Martinez, California, and (3) a 38-acre, 119-lot site (The Citrus) in La Quinta, California. Entitlements and approvals for these lots have been received, and construction or development of these sites has commenced in 1998.

 .         Commercial Acquisitions-- In 1998, the Company invested approximately
          $52.1 million in the acquisition of commercial development and income-producing property. These acquisitions added approximately 6.4 million square feet of potential industrial development which included a 280-acre entitled land site in Portland, Oregon, a 69.9-acre land site in Woodridge, Illinois, a 56.3-acre land site in Stockton, California, and 0.7 million square feet of occupied income-producing property. Also included in the acquisitions are land leases which will be held in the Company's portfolio.

 .         Other property acquisitions-- In 1998, the Company invested a total of
          $50.5 million ($40.1 million of which was seller-financed) acquiring land and other leases. The Company intends to sell these assets.

          Predevelopment--relates to amounts incurred in obtaining entitlements for the Company's major mixed-use projects, primarily the Mission Bay project in San Francisco, California, and the Pacific Commons project in Fremont, California.

          Infrastructure and other--primarily represents infrastructure costs incurred in connection with the Company's major mixed-use and development projects. The increase in 1998 compared to 1997 primarily relates to the Woodridge, Illinois; Denver, Colorado; and Portland, Oregon projects.

          Capitalized interest and property taxes--represents interest and property taxes capitalized to the Company's development projects. The increase in 1998 compared to 1997, as well as the increase in 1997 from 1996, is because of the significant increase in construction activity, as noted above.

Cash flows from financing activities

          Net cash provided by financing activities reflected in the statement of cash flows increased by $124.2 million in 1998 compared to 1997. This increase is primarily because of a $181.5 million increase in net borrowings used to finance development projects offset by a $36.1 million redemption premium on early retirement of debt and $26.1 million in financing costs.

          Net cash provided by financing activities increased by $116.9 million in 1997 compared to 1996. The increase is primarily because of a $76.6 million increase in net borrowings used to finance development projects, a $17.1 million decrease in preferred stock dividends paid and a $26.3 million decrease in preferred stock redemptions.

Capital commitments

          As of December 31, 1998, the Company had outstanding standby letters of credit and surety bonds in the amount of $104.5 million in favor of local municipalities or financial institutions to guarantee performance on real property improvements or financial obligations.

          As of December 31, 1998, the Company had approximately $56.6 million in total commitments for capital expenditures. These commitments are primarily to fund the construction of industrial development projects, predevelopment costs and re-leasing costs.

Cash balances, available borrowings and capital resources

          As of December 31, 1998, the Company had $53.0 million in cash and cash equivalents. In addition, the Company had available $22.4 million under its secured revolving credit facility and $4.1 million under its residential construction facilities.

          The Company's short- and long-term liquidity and capital resources requirements will essentially be provided from three sources: (1) ongoing operating income from rental properties, (2) proceeds from development, other and non-strategic asset sales, and (3) additional debt. As noted above, a secured revolving line of credit and residential construction loan facilities are available to the Company for meeting liquidity requirements. The ability of the Company to meet its mid- and long-term capital requirements is dependent upon the ability to obtain additional financing for new construction, acquisitions and currently unencumbered properties. There is no assurance that this financing can be obtained at this time.

          In October 1998, the Company modified and extended the maturity of its $265 million secured revolving credit line for two years to November 1, 2000. Borrowing capacity at December 31, 1998, was $215.9 million. Additional capacity up to $265 million is available, provided that additional lender participation is obtained.

          During 1998, the Company also substantially completed a major debt refinancing, which accomplished the following:

          . Obtained a new mortgage loan in the amount of $373.0 million with an effective rate of 6.6%.

          . Obtained a new mortgage loan totaling $153.5 million with an effective interest rate of 6.82%.

          . Obtained, for its subsidiary, an unsecured line of credit of $60.0 million at a variable interest rate of LIBOR + 1.5%.

          . Paid off existing mortgages totaling $263.3 million which had interest rates between 8.65% to 9.5%.

          Debt covenants-Certain loan agreements contain restrictive financial covenants, the most restrictive of which require the Company's debt coverage ratio to be at least 1.30:1, require stockholders' equity to be no less than $409 million, and require that the Company maintain certain other specified financial ratios. The Company was in compliance with all such covenants at December 31, 1998.

          Income taxes. At December 31, 1998, the Company's deferred tax liability consisted of deferred tax assets totaling $112.4 million and deferred tax liabilities of $250.9 million. Deferred tax assets included $6.0 million relating to net operating loss carryforwards ("NOLs") of $17.1 million. The Company has NOLs of $10.1 million, $6.5 million, $0.3 million and $0.2 million which expire in 2007, 2008, 2009 and 2011 (none of the Company's NOLs expires in 2010). The Company's other deferred tax assets of $106.4 million relate primarily to differences between book and tax basis of properties. These deferred tax assets are not subject to expiration and will likely be realized at the time of taxable dispositions of the properties. Deferred tax liabilities in excess of deferred tax assets are often associated with the same property, with the result that the deferred tax asset will likely be realized in a taxable disposition, without regard to other taxable income. The Company believes it is more likely than not that it will realize the benefit of its deferred tax assets, and that no valuation allowance is required. In making this determination, the Company considered: the nature of its deferred tax assets (and liabilities); the amounts and expiration dates of its NOLs; the historical levels of taxable income; the significant unrealized appreciation of its properties, including properties likely to be sold during the NOL carryforward periods; and its ability in many cases to control the timing of property sales in order to assure that deferred tax assets will be offset by deferred tax liabilities or realized appreciation.

          A significant portion of the Company's NOLs was used to reduce tax payments for 1998, and the Company believes it will use the balance of its NOLs to reduce tax payments for 1999. The ultimate amount of federal tax payments, if any, would depend on the Company's taxable income.

ENVIRONMENTAL MATTERS

          Many of the Company's properties are in urban and industrial areas and may have been leased to or previously owned by commercial and industrial companies that may have discharged hazardous materials. The Company incurs on-going environmental remediation costs, and legal costs relating to clean-up, defense of litigation and the pursuit of responsible third parties. Costs incurred in connection with operating properties and with properties previously sold are expensed. As of December 31, 1998, management has provided a reserve of $10.8 million for such costs. These costs are expected to be incurred over an estimated ten-year period, with a substantial portion incurred over the next few years (see Note 16 of the accompanying consolidated financial statements for further discussions).

          Costs incurred for properties to be sold are deferred and will be charged to cost of sales when the properties are sold. Costs relating to undeveloped properties are capitalized as part of development costs. At December 31, 1998, the Company's estimate of its potential liability for identified environmental costs relating to properties to be developed or sold ranged from $11.4 million to $30.4 million. These costs generally will be capitalized as they are incurred over the course of the estimated development period of approximately 20 years. Environmental costs capitalized during 1998 totaled $3.6 million.

While the Company or outside consultants have evaluated the environmental liabilities associated with most of the properties currently owned by the Company, any evaluation necessarily is based upon then-prevailing law, identified site conditions and the use of sampling methodologies. Also, the Company does not generally have access to properties sold in the past which could create environmental liabilities. The Company monitors its exposure to environmental costs on a regular basis. Although an unexpected event could have a material impact on the results of operations for any period, the Company does not believe that such costs for identified liabilities will have a material adverse effect on its financial position, results of operations or cash flows.

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

          For each area, the Program has three phases:

          . Phase 1, Inventory: Develop a list of potentially affected functions;

          . Phase II, Assessment and planning: Assess the nature and severity of the problem and determine necessary corrective action; and

          . Phase III, Remediation and testing: Implement any necessary corrective action and test the results.

          Information Systems. A failure of systems such as the Company's telephones or computer network could materially impair the Company's ability to perform essential business functions, such as the collection of revenue, payment of debts, and communications generally.

          The Company has substantially completed Phases I and II of the Program for I.S., and Phase III is currently underway. Since January 1997, the Company has ensured that all regularly scheduled I.S. replacements and upgrades are Year 2000 compliant. From January 1, 1997, through December 31, 1998, the Company spent approximately $984,000 on I.S. improvements, upgrades and replacements. For the period from January 1, 1997, to December 31, 1999, the Company may spend up to approximately $3.0 million on I.S. improvements, upgrades and replacements. Substantially all of these expenditures are primarily for business purposes other than addressing Year 2000 issues and a significant portions of these expenditures will be financed through capital leases. In 1999, the Company expects to spend approximately $175,000 on testing and upgrades specifically related to the Year 2000 issue. No planned I.S. projects have been deferred because of the Program.

          The Company believes that, with these improvements, upgrades and replacements, the Year 2000 problem will not significantly affect its I.S. If planned improvements, upgrades and replacements are not timely completed (for example, because of a scarcity of Year 2000 compliant products), the Year 2000 problem could have a material impact on the Company. Nonetheless, the Company believes that its plans for resolving the Year 2000 problem with respect to I.S. are adequate and that it will not need to develop contingency plans.

          Embedded Technology. Electronic monitoring and control systems may have date-sensitive coding embedded within their circuitry that is susceptible to failure if it is not Year 2000 compliant. Year 2000 noncompliance could affect the functioning of elevators and escalators, heating, ventilation and air conditioning systems, security systems, fire-life safety systems, and other automated building systems, which could affect use and access to buildings and emergency response capabilities.

          In December 1998, the Company completed an inventory of Embedded Technology in those systems for which the Company is responsible in its approximately 250 buildings. Phase II is currently underway and Phase III will be performed as affected systems are identified. The Company has solicited bids from engineering and consulting firms for assistance in performing Phases II and III, and the Company is currently discussing terms of engagement with a firm that can provide these services on a nationwide basis. While the Company is currently unable to estimate the costs it will incur in Phases II and III, the Company expects that these costs will not exceed $1,000,000. The Company expects to complete this work in the second quarter of 1999. If necessary, contingency planning is scheduled for the second and third quarters of 1999. Meanwhile, the Company has incorporated Year 2000 compliance in its due diligence for any acquisition of property.

          Third Parties. The Company depends on a wide variety of Third Parties. To the extent that Third Parties are unable to perform because of their own Year 2000 problems, the Company may be adversely affected. Because of the speculative nature of these risks, it is not possible to estimate their financial impact on the Company. Third Parties on whom the Company depends include:

          .    Customers, such as tenants and buyers of properties;

          .    Suppliers of goods, services or capital; and

          . Regulatory bodies, such as government agencies from whom the Company must obtain permits in order to proceed with its projects.

          In the third quarter of 1998, the Company began identifying and prioritizing Third Parties and communicating with them about their approach to the Year 2000 problem. This phase is expected to be substantially complete by second quarter of 1999. The Company has initiated more detailed evaluations of the most critical Third Parties. If necessary, these evaluations will be followed, where possible, by the development of contingency plans, scheduled for second quarter of 1999. In most cases, the Company must rely primarily on statements from Third Parties as to their Year 2000 readiness and will not attempt any independent verification. Because the systems of Third Parties are outside the Company's control, the remediation and testing phase of the Program is not applicable to Third Parties.

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

FORWARD-LOOKING INFORMATION AND RISK FACTORS

          Except for historical matters, the matters discussed in this annual report are forward-looking statements that involve risks and uncertainties. We have tried, wherever practical, to identify these forward-looking statements by using words like "anticipate," "believe," "estimate," "project," "expect," and similar expressions. Forward-looking statements include, but are not limited to, statements about plans; opportunities; markets and economic conditions; development, construction and sales activities; availability of financing; and property values.

          We caution that these forward-looking statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by these statements. In particular, among the factors that could cause actual results to differ materially are:

          . Changes in the real estate market or in general economic conditions in the areas in which we own property

          .    Competition in the real estate industry

          . Changes in tax laws and other circumstances that affect our ability to control the timing and recognition of deferred tax liability

          . Availability of financing to meet our capital needs, the variability of interest rates, and our ability to use our collateral to secure loans

          . Delay in receipt of or denial of government approvals and entitlements for development projects, and other political and discretionary government decisions affecting the use of or access to land

          . Exposure of our assets to damage from natural occurrences such as earthquakes, and weather conditions that affect the progress of construction

          . Liability for environmental remediation at properties owned or formerly owned by us or our predecessors

          .    Changes in the cost of land and building materials

          .    Our ability to recruit and retain or replace key personnel

          .    Limitations on or challenges to title to our properties

          . Risks related to the performance, interests and financial strength of our joint venture projects

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial position is exposed to fluctuation in the variable interest rates for its debt. At December 31, 1998, the Company did not have any outstanding interest-protection contracts. The majority of the Company's financial instruments are not considered market risk sensitive instruments, as they are not subject to foreign currency exchange rate risk, commodity price risk; the only instruments considered market risk sensitive are its loans with variable interest rates.

     At December 31, 1998, the Company had mortgage and other debts totaling $252,948,000 that were subject to variable interest rates; they are summarized as follows:

          . Secured revolving credit line, interest variable (7.44% at December 31, 1998), due November 1, 2000: $190,135,000.

          . Unsecured revolving credit line, interest variable (6.75% at December 31, 1998), due October 1, 2000: $24,700,000.

          . Residential construction loans, interest variable (7.75% to 8.75% at December 31, 1998), due at various dates through February 26, 2002: $3,975,000.

          . Term loan, secured interest variable (7.0% at December 31, 1998), due August 1, 2002: $12,778,000.

          . Secured promissory notes, interest variable (9.0% at 9.75% at December 31, 1998), due at various dates through October 22, 2003: $21,360,000.

If interest rates increased 100 basis points, the annual effect of such increase to the Company's financial position and cash flows would be approximately $2.5 million, based on the outstanding balance at December 31, 1998. The fluctuation of interest rates is not determinable; accordingly, actual results from interest rate fluctuation could differ from the estimate presented above.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and schedules required under Regulation S-X promulgated under the Securities Act of 1933 are identified in Item 14 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

          Except for the information relating to the executive officers of the Company set forth in Part I of this Annual Report on Form 10-K, the information required by the following items in this Part III is hereby incorporated by reference to the relevant sections contained in the Company's definitive Proxy Statement ("1999 Proxy Statement") which will be filed with the Securities and Exchange Commission in connection with the 1999 Annual Meeting of Stockholders.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information in the section captioned "Election of Directors" in the 1999 Proxy Statement is incorporated herein by reference. Information concerning executive officers required by this Item 10 is located under Part I,
Item 4 and pages 18 and 19 of this Form 10-K.

          The information in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

          The information in the sections captioned "Election of Directors -- Directors' Compensation," "Employment Agreements" and "Compensation of Executive Officers" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information in the sections captioned "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information in the section captioned "Certain Relationships and Related Transactions" in the 1999 Proxy Statement is incorporated herein by reference.

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

          (A)(3) EXHIBITS

          See Index to Exhibits on Pages E1, E2 and E3.

          (B) REPORTS ON FORM 8-K

          None.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       CATELLUS DEVELOPMENT CORPORATION




                                   By  /s/ Nelson C. Rising
                                       _______________________________
                                       NELSON C. RISING
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

          Dated:  March 31, 1999

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

Signature                          Title                                        Date
---------                          -----                                        ----

/s/ Nelson C. Rising
_________________________
NELSON C. RISING                   President, Chief Executive Officer and       March 31, 1999
                                   Director
                                   Principal Executive Officer

/s/ Stephen P. Wallace
_________________________
STEPHEN P. WALLACE                 Executive Vice President,                    March 31, 1999
                                   Chief Operating Officer and
                                   Chief Financial Officer
                                   Principal Financial Officer

/s/ Paul A. Lockie
_________________________
PAUL A. LOCKIE                     Vice President and Controller                March 31, 1999
                                   Principal Accounting Officer

*
_________________________
Joseph F. Alibrandi                Director


*
_________________________
Daryl J. Carter                    Director


*
_________________________
Richard D. Farman                  Director


*
_________________________
Christine Garvey                   Director


*
_________________________
William M. Kahane                  Chairman of the Board, Director


*
_________________________
Leslie D. Michelson                Director


*
_________________________
Jacqueline R. Slater               Director


*
_________________________
Thomas M. Steinberg                Director


*
_________________________
Beverly Benedict Thomas            Director



*  By /s/ Paul A. Lockie
      __________________

March 31, 1999
Paul A. Lockie
Attorney-in-fact

                       CATELLUS DEVELOPMENT CORPORATION
                         INDEX TO FINANCIAL STATEMENTS

Financial Statements                                                                                   Page
Report of Independent Accountants dated February 2, 1999.............................................  F-2
Consolidated Balance Sheet at December 31, 1998 and 1997.............................................  F-3
Consolidated Statement of Operations for the years ended December 31, 1998, 1997 and 1996............  F-4
Consolidated Statement of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996..  F-5
Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997 and 1996............  F-6
Notes to Consolidated Financial Statements...........................................................  F-7
Summarized Quarterly Results (Unaudited).............................................................  F-24

Index to Exhibits

Exhibits.............................................................................................  E-1

Financial Statement Schedules

Report of Independent Accountants dated February 2, 1999.............................................  S-1
Schedule II - Valuation and Qualifying Accounts......................................................  S-2
Schedule III - Real Estate and Accumulated Depreciation..............................................  S-3
Attachment A to Schedule III.........................................................................  S-4

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of
Catellus Development Corporation

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Catellus Development Corporation and its subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
San Francisco, California
February 2, 1999

                        CATELLUS DEVELOPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                            December 31,
                                                     --------------------------
                                                        1998            1997
                                                     ----------      ----------
Assets
  Properties......................................   $1,660,554      $1,358,807
  Less accumulated depreciation...................     (265,077)       (235,832)
                                                     ----------      ----------
                                                      1,395,477       1,122,975

  Other assets and deferred charges, net..........       80,240          50,138
  Notes receivable, less allowance................       15,275          30,971
  Accounts receivable, less allowance.............       32,289          19,641
  Restricted cash and investments.................       49,284              --
  Cash and cash equivalents.......................       52,975          17,294
                                                     ----------      ----------
       Total......................................   $1,625,540      $1,241,019
                                                     ==========      ==========

Liabilities and stockholders' equity
  Mortgage and other debt.........................   $  873,207      $  568,699
  Accounts payable and accrued expenses...........       81,951          62,681
  Deferred credits and other liabilities..........       41,620          40,035
  Deferred income taxes...........................      138,533         117,705
                                                     ----------      ----------
       Total liabilities..........................    1,135,311         789,120
                                                     ----------      ----------

  Commitments and contingencies (Note 16)

  Stockholders' equity
    Preferred stock...............................           --              --
    Common stock, 106,808 and 106,503 shares
     outstanding at December 31, 1998 and 1997....        1,068           1,065
    Paid-in capital...............................      479,636         476,047
    Accumulated earnings (deficit)................        9,525         (25,213)
                                                     ----------      ----------
       Total stockholders' equity.................      490,229         451,899
                                                     ----------      ----------
         Total....................................   $1,625,540      $1,241,019
                                                     ==========      ==========

                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)

                                                                         Year ended December 31,
                                                                  --------------------------------------
                                                                    1998           1997           1996
                                                                  --------       --------       --------
Income producing properties
  Rental revenue...............................................   $149,367       $128,953       $115,886
  Property operating costs.....................................    (42,198)       (38,670)       (39,408)
  Equity in earnings of operating joint ventures, net..........      9,368          7,436          5,993
                                                                  --------       --------       --------
                                                                   116,537         97,719         82,471
                                                                  --------       --------       --------
Other property activities and fee services
  Gain on property sales.......................................     37,254         13,197         15,623
  Development and management fee income, net...................      7,366          6,449          3,432
  Equity in earnings of development joint ventures, net........      6,627          2,123            758
  Land holding costs, net......................................     (2,151)        (1,241)        (3,724)
                                                                  --------       --------       --------
                                                                    49,096         20,528         16,089
                                                                  --------       --------       --------
Interest expense...............................................    (37,384)       (39,988)       (42,521)
Depreciation and amortization..................................    (34,054)       (31,245)       (30,561)
General and administrative expense.............................    (14,215)       (10,897)        (8,019)
Gain on non-strategic asset sales..............................     18,929          5,029         24,405
Litigation and environmental costs, net........................         --          2,551          1,093
Other, net.....................................................      1,394         (1,113)           (19)
                                                                  --------       --------       --------
  Income before income taxes and extraordinary expense.........    100,303         42,584         42,938
                                                                  --------       --------       --------
Income tax expense
  Current......................................................    (12,034)        (4,676)        (1,069)
  Deferred.....................................................    (28,366)       (12,667)       (16,468)
                                                                  --------       --------       --------
                                                                   (40,400)       (17,343)       (17,537)
                                                                  --------       --------       --------
  Income before extraordinary expense..........................     59,903         25,241         25,401

Extraordinary expense related to early retirement of debt,
   net of income tax benefit...................................    (25,165)            --             --
                                                                  --------       --------       --------
  Net income...................................................     34,738         25,241         25,401
Preferred stock dividends......................................         --         (1,353)       (22,173)
Premium on redemption of preferred stock.......................         --             --         (1,334)
                                                                  --------       --------       --------
  Net income applicable to common stockholders.................   $ 34,738       $ 23,888       $  1,894
                                                                  ========       ========       ========

  Net income per share before extraordinary expense
    Basic......................................................   $   0.56       $   0.24       $   0.03
                                                                  ========       ========       ========
    Assuming dilution..........................................   $   0.55       $   0.24       $   0.03
                                                                  ========       ========       ========
  Net loss per share - extraordinary expense
    Basic......................................................   $  (0.23)      $     --       $     --
                                                                  ========       ========       ========
    Assuming dilution..........................................   $  (0.23)      $     --       $     --
                                                                  ========       ========       ========
  Net income per share after extraordinary expense
    Basic......................................................   $   0.33       $   0.24       $   0.03
                                                                  ========       ========       ========
    Assuming dilution..........................................   $   0.32       $   0.24       $   0.03
                                                                  ========       ========       ========
  Average number of common shares outstanding - basic..........    106,689         97,601         74,947
                                                                  ========       ========       ========
  Average number of common shares outstanding - diluted........    109,420        100,768         75,835
                                                                  ========       ========       ========

                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                           Preferred Stock           Common Stock                  Accumulated
                                                       ----------------------    --------------------    Paid-In      Earnings
                                                         Shares      Amount        Shares    Amount      Capital     (Deficit)
                                                       ----------  ----------    ---------  ---------   ---------   ------------
Balance at December 31, 1995.......................         6,450   $ 322,500       72,967  $     730   $ 196,525   $    (76,881)
 Redemption of Series A preferred stock............          (508)    (25,406)          --         --      (1,334)            --
 Conversion of Series A preferred stock............          (453)    (22,666)       2,502         25      22,641             --
 Series A preferred stock dividends................            --          --           --         --     (11,298)            --
 Series B preferred stock dividends................            --          --           --         --     (10,875)            --
 Exercise of stock options and other...............            --          --        1,559         15       2,050          1,026
 Net income........................................            --          --           --         --          --         25,401
                                                       ----------  ----------    ---------  ---------   ---------   ------------
Balance at December 31, 1996.......................         5,489     274,428       77,028        770     197,709        (50,454)
 Redemption of Series A preferred stock............            (8)       (395)          --         --         (69)            --
 Conversion of Series A preferred stock............        (2,481)   (124,033)      13,696        137     123,896             --
 Conversion of Series B preferred stock............        (3,000)   (150,000)      15,306        153     149,847             --
 Series B preferred stock dividends................            --          --           --         --      (1,353)            --
 Exercise of stock options and other...............            --          --          473          5       6,017             --
 Net income........................................            --          --           --         --          --         25,241
                                                       ----------  ----------    ---------  ---------   ---------   ------------
Balance at December 31, 1997.......................            --          --      106,503      1,065     476,047        (25,213)
 Exercise of stock options and other...............            --          --          305          3       3,589             --
 Net income........................................            --          --           --         --          --         34,738
                                                       ----------  ----------    ---------  ---------   ---------   ------------
Balance at December 31, 1998.......................            --  $       --      106,808  $   1,068   $ 479,636   $      9,525
                                                       ==========  ==========    =========  =========   =========   ============


                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                    Year Ended December 31,
                                                                              ------------------------------------
                                                                                 1998         1997          1996
                                                                              ---------     ---------     --------
Cash flows from operating activities:
  Net income................................................................  $  34,738     $  25,241     $ 25,401
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Extraordinary expense related to early retirement of debt, before
      income tax benefit....................................................     41,942            --           --
     Depreciation and amortization..........................................     34,054        31,245       30,561
     Deferred income taxes..................................................     22,075        12,667       16,468
     Amortization of deferred loan fees and other costs.....................      2,826         2,959        4,799
     Equity in earnings of joint ventures...................................    (15,995)       (9,559)      (6,751)
     Operating distributions from joint ventures............................     16,723        12,129       10,235
     Cost of properties and non-strategic assets sold.......................    191,604       111,509       84,276
     Expenditures for development properties................................   (151,005)      (94,371)     (41,978)
     Contributions to residential joint ventures............................    (34,167)           --           --
     Other property acquisitions............................................    (10,394)           --           --
     Other, net.............................................................     (6,246)        1,911       (1,904)
  Change in assets and liabilities:
     Accounts and notes receivable..........................................      3,122       (26,713)      (9,681)
     Other assets and deferred charges......................................    (16,536)       (1,110)     (13,444)
     Accounts payable and accrued expenses..................................      1,404        15,482       12,341
     Other..................................................................      6,561         2,779          754
                                                                              ---------     ---------     --------
Net cash provided by operating activities...................................    120,706        84,169      111,077
                                                                              ---------     ---------     --------

Cash flows from investing activities:
  Property acquisitions.....................................................    (52,110)      (30,105)     (12,230)
  Capital expenditures......................................................   (167,105)     (105,396)     (57,517)
  Tenant improvements.......................................................     (3,624)       (5,697)      (3,613)
  Net proceeds from sale of other assets....................................      4,886         2,623        8,969
  Contributions to joint ventures...........................................     (8,105)      (17,966)          --
  Short-term investments and restricted cash................................    (49,284)           --           --
                                                                              ---------     ---------     --------
Net cash used in investing activities.......................................   (275,342)     (156,541)     (64,391)
                                                                              ---------     ---------     --------
Cash flows from financing activities:
  Borrowings................................................................    971,121       181,680      222,052
  Repayment of borrowings...................................................   (715,369)     (107,467)    (224,470)
  Redemption premium on early retirement of debt............................    (36,041)           --           --
  Payment on settlement of Treasury-lock contracts and financing fees.......    (26,080)           --           --
  Preferred stock dividends paid............................................         --        (5,975)     (23,067)
  Redemption of preferred stock.............................................         --          (471)     (26,739)
  Distributions to/contributions from minority partners, net................     (5,650)       (5,167)       1,201
  Proceeds from issuance of common stock....................................      2,336         3,486          174
                                                                              ---------     ---------     --------
Net cash provided by (used in) financing activities.........................    190,317        66,086      (50,849)
                                                                              ---------     ---------     --------
Net increase (decrease) in cash and cash equivalents........................     35,681        (6,286)      (4,163)
Cash and cash equivalents at beginning of year..............................     17,294        23,580       27,743
                                                                              ---------     ---------     --------
Cash and cash equivalents at end of year....................................  $  52,975     $  17,294     $ 23,580
                                                                              =========     =========     ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest (net of amount capitalized)...................................  $  32,625     $  36,717     $ 39,144
     Income taxes...........................................................  $   6,302     $   1,338     $  1,009

                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business


     Catellus Development Corporation, together with its consolidated subsidiaries, (the Company) is a diversified real estate operating company, with a large portfolio of income-producing properties and developable land, that manages and develops real estate for its own account and others. The Company's development portfolio of industrial, residential, retail, office, and joint venture projects are primarily located in major markets in California and seven other states. The Company's income-producing properties consist primarily of industrial facilities, along with a number of office and retail buildings located in California, Arizona, Illinois, Texas, Colorado and Oregon. The Company also has substantial undeveloped land holdings primarily in these same states.

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

     The Company recognizes revenue from the sale of properties using the accrual method. Sales not qualifying for full recognition at the time of sale are accounted for under the percentage-of-completion method. In general, specific identification and relative sales value methods are used to determine the cost of sales. Estimated future costs to be incurred by the Company after completion of each sale are included in cost of sales.

     Cash and cash equivalents and restricted cash and investments --The Company considers all highly liquid investments with a maturity of three months or less at time of purchase to be cash equivalents. Of the total restricted cash and investments of $49.3 million, $8.8 million at December 31, 1998, represents proceeds from development property sales being held in separate cash accounts at a trust company in order to preserve the Company's options of reinvesting the proceeds on a tax-deferred basis. In addition, restricted investments of $40.5 million at December 31, 1998 represent certificates of deposits used to guaranty completion of building construction and lease performance for certain properties securing mortgage debt.

     Interest rate protection contracts ("Treasury-lock contracts") --The Company may enter into an interest rate protection agreement to lock its interest rate when negotiating fixed rate financing agreements. Amounts paid or received are capitalized and amortized as a component of interest expense using the effective interest method over the term of the associated mortgage debt agreement.

     Financial instruments--The historical cost basis of the Company's notes receivable is representative of fair value based on a comparison to year-end interest rates for receivables of comparable risks and maturities. Mortgage and other debt have carrying values which approximate estimated fair value based on a comparison to year-end interest rates for debt with similar terms and remaining maturities, with the exception of one of the Company's first mortgage loans in 1997. As of December 31, 1997, this loan had an estimated aggregate fair market value of $270 million and remaining principal of $251.6 million.

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

     Allocated costs--Direct and indirect costs, including related general and administrative expense, incurred by the Company in connection with property sales and development and management fees are reflected as an offset to the associated revenues in the accompanying consolidated statement of operations. Included in cost of sales were direct and indirect costs of $12.0 million, $8.0 million and $7.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. Development and management fee income, net, included $8.6 million, $7.5 million and $8.5 million of direct and indirect costs for the same periods.

     Notes receivable--Notes receivable are carried at the principal balance, less estimated uncollectible amounts of $1.9 million as of December 31, 1998. Interest is recognized as earned; however, the Company discontinues accruing interest when collection is considered doubtful. All notes are secured by real property.

     Allowance for uncollectible accounts--Accounts receivable are net of an allowance for uncollectible accounts totaling $1.3 million and $2.1 million at December 31, 1998 and 1997, respectively.

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

     Income per share--Income per share of common stock applicable to common stockholders is computed by dividing net income, before extraordinary expense, after reduction for preferred stock dividends and premium on redemption of preferred stock, by the weighted average number of shares of common stock and equivalents outstanding during the period (see table below for effect of dilutive securities).


                                                                        Year ended December 31,
                                            ----------------------------------------------------------------------------------------
                                                        1998                          1997                         1996
                                            ----------------------------  ----------------------------  ----------------------------
                                                               Per Share                     Per Share                    Per Share
                                             Income    Shares    Amount   Income     Shares    Amount    Income    Shares   Amount
                                            --------  --------  --------  --------  --------  --------  --------  -------- --------
                                                                       (In thousands, except per share data)
Income before extraordinary expense.......   $59,903                      $ 25,241                      $ 25,401
Less: preferred stock dividends...........        --                        (1,353)                      (22,173)
      premium on redemption of preferred
      stock...............................        --                            --                        (1,334)
                                            --------                      --------                      --------
Income applicable to common stockholders..    59,903   106,689  $   0.56    23,888    97,601  $   0.24     1,894    74,947  $  0.03
                                                                ========                      ========                     ========
Effect of dilutive securities - stock
      options.............................        --     2,731                  --     3,167                  --      888
                                            --------  --------            --------  --------            --------  --------
Income applicable to common stockholders
      plus assumed conversion of options..  $ 59,903   109,420  $   0.55  $ 23,888   100,768  $   0.24  $  1,894    75,835  $  0.03
                                            ========  ========  ========  ========  ========  ========  ========  ======== ========

     Preferred stock convertible into 29,040,000 shares of common stock was outstanding at December 31, 1996, but was not included in the computation of diluted income per share because the assumed conversion would have been anti-dilutive for the period.

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

     New Accounting Standards--In the fourth quarter 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which changed the method of calculation and presentation of earnings per share. This change did not have any impact on previously reported income per share amounts for the years ended December 31, 1996 or 1997.

     During June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 131, ''Segment Reporting'', which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed. The Company adopted this statement for the annual financial statements for the year ending December 31, 1998.

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

Note 3.  Mortgage and Other Debt

         Mortgage and other debt consisted of the following:

                                                                                                         December 31,
                                                                                               --------------------------------
                                                                                                     1998           1997
                                                                                               --------------   ---------------
                                                                                                        (In thousands)
First mortgage loan, interest at 6.01%, due at various dates through
   November 11, 2008 (a)...............................................................          $372,629          $251,589
Secured revolving credit line, interest variable (7.44% at December 31, 1998),
   due November 1, 2000 (b)............................................................           190,135           192,100
First mortgage loans, interest at 6.65% to 9.75%, due at various
   dates through March 1, 2009 (c).....................................................           184,551            65,843
Acquisition loans, interest at 7.23%, due at various dates through
   December 1, 2005 (d)................................................................            34,311                --
Unsecured revolving credit line (residential subsidiary), interest variable
   (6.75% at December 31, 1998) due October 1, 2000 (e)................................            24,700                --
Assessment district bonds, interest at 6.218% to 8.7%, due at various
   dates through September 2, 2021 (f).................................................            19,585            17,825
Residential construction loans, interest variable (7.75% to 8.75%
   at December 31, 1998), due at various dates through February 26, 2002 (g)...........             3,975             6,453
Term loan, secured, interest variable (7.0% at December 31, 1998),
   due August 1, 2002 (h)..............................................................            12,778            12,929
Secured promissory notes, interest variable (9.0% to 9.75% at December
   31, 1998), due at various dates through October 22, 2003 (i)........................            21,360            21,570
Other loans, interest at 4.6% to 5.91%, due at various dates through
   October 15, 2025 (j)................................................................             9,183               390
                                                                                               --------------   ---------------
                                                                                                 $873,207          $568,699
                                                                                               ==============   ===============

(a) On October 26, 1998, the Company closed a $373 million loan, which bears interest at 6.01% and is amortized over 30 years with a maturity of 10 years. The Company repaid an existing first mortgage loan which had an average interest rate of 8.71% and recognized a $25.2 million extraordinary charge, net of tax benefit of $16.8 million, related to the early retirement of this loan. In connection with this new loan, the Company executed several Treasury-lock contracts for purposes of fixing the interest rate on this new loan. The net payment upon liquidation of the Treasury-lock contracts was approximately $16.9 million which, considered with other financing costs, resulted in an effective interest rate of 6.6% on the new loan.

    This loan is collateralized by certain of the Company's operating properties and by an assignment of rents generated by the underlying properties. This loan has a yield maintenance premium if paid prior to maturity.

(b) The Company's $265 million secured revolving credit line was extended and modified on October 30, 1998. The secured revolving credit line's maturity was extended for two years to November 1, 2000, at an initial amount of $213 million, with the capacity to go up to $265 million provided that additional lender participation is obtained. At December 31, 1998, the line's capacity was $215.9 million with $22.4 million available for future borrowings. The credit line is collateralized by certain of the Company's operating properties, an assignment of rents generated by the underlying properties and certain land holdings.

(c) The first mortgage loans consist of $148.5 million bearing interest at 6.65% (6.82% effective rate when considering financing costs), maturing in September 2006; $22.2 million bearing interest at 9.75%, maturing October 2002; and $13.9 million bearing interest at 7.625% to 9.5%, maturing at various dates from October 2002 through March 2009 from various lenders.

    During 1998, the Company closed $153.5 million of new loans, of which $148.9 million was funded through December 31, 1998. The loans amortize over 30 years with a maturity of 8 years. The remaining $4.6 million of the loan is expected to close in 1999 when collateral provisions are met.

    These first mortgage loans are collateralized by certain of the Company's operating properties and by an assignment of rents generated by the underlying properties. A majority of these loans have penalties if paid prior to maturity.

(d) In connection with acquisitions of land, land leases and other leases, subsidiaries of the Company issued a total of $40.1 million of secured promissory notes. The Company intends to sell these assets. Accordingly, these collaterized promissory notes are paid-down on a pro-rata basis upon the sales of these assets.

(e) On September 25, 1998, the Company's residential subsidiary closed an unsecured credit line with a capacity up to $60 million. This credit line bears interest at LIBOR + 1.5% which was 6.75% at December 31, 1998, and matures on October 1, 2000. At December 31, 1998, the line's capacity was $28.8 million with $4.1 million available for future borrowings.

(f) The assessment district bonds are issued through local municipalities to fund the construction of public infrastructure and improvements which benefit the Company's properties. These bonds are secured by certain of the Company's properties.

(g) The Company's residential construction loans are used to finance development projects and are secured by the related land and improvements.

(h) This secured term loan is collateralized by an operating property and by an assignment of rents generated by the underlying property.

(i) These promissory notes were used to finance land purchases for residential development projects and are secured by deeds of trust.

(j) In conjunction with improvements made by a third party that will benefit a mixed-use project, the Company issued a note for $8.6 million. The note bears interest at a Commercial Paper Rate plus 50 basis points (5.33% at December 31, 1998) and matures October 15, 2025.

    Certain loan agreements contain restrictive financial covenants, the most restrictive of which require a debt coverage ratio of at least 1.30:1, require stockholders' equity to be no less than $409 million, and require that the Company maintain certain other specified financial ratios. The Company was in compliance with all such covenants at December 31, 1998.

    The maturities of mortgage and other debt outstanding as of December 31, 1998 are summarized as follows (in thousands):


              1999..............................  $  10,059
              2000..............................    228,886
              2001..............................     10,687
              2002..............................     69,271
              2003..............................     12,960
              Thereafter........................    541,344
                                                  ----------
                                                  $ 873,207
                                                  ==========

     Interest costs relating to mortgage and other debt are summarized as follows:

                                              Year Ended December 31,
                                          -------------------------------
                                             1998       1997      1996
                                          ---------  ---------  ---------
                                                   (In thousands)

     Total interest incurred............  $  58,630  $  46,684  $  45,377
     Interest capitalized...............    (21,246)    (6,696)    (2,856)
                                          ---------  ---------  ---------
     Interest expensed..................  $  37,384  $  39,988  $  42,521
                                          =========  =========  =========

Note 4.  Income Taxes

     The income tax expense reflected in the consolidated statement of operations differs from the amounts computed by applying the federal statutory rate of 35% to income before income taxes and extraordinary item as follows:

                                              Year Ended December 31,
                                          -------------------------------
                                             1998       1997      1996
                                          ---------  ---------  ---------
                                                   (In thousands)

     Federal income tax expense at
       statutory rate...................  $  35,106  $  14,904  $  15,028
     Increase in taxes resulting from:
       State income taxes, net of
         federal impact.................      5,203      2,345      2,441
       Other............................         91         94         68
                                          ---------  ---------  ---------
                                          $  40,400  $  17,343  $  17,537
                                          =========  =========  =========

     Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and for operating loss and tax credit carryforwards. Significant components of the Company's net deferred tax liability are as follows:

                                                                               December 31,
                                                                      ------------------------------
                                                                           1998            1997
                                                                      ------------      ------------
                                                                              (In thousands)

     Deferred tax liabilities:
     Involuntary conversions (condemnations) of property............    $   90,079        $   89,076
     Capitalized interest and taxes.................................        90,052            88,580
     Like-kind property exchanges...................................        35,729            22,463
     Investments in partnerships....................................        28,171            23,335
     Other..........................................................         6,894             8,043
                                                                      ------------      ------------
                                                                           250,925           231,497
                                                                      ------------      ------------

     Deferred tax assets:
     Operating loss and tax credit carryforwards....................    $    8,247        $    9,757
     Intercompany transactions (prior to spin-off)..................        14,707            14,620
     Capitalized rent...............................................        23,921            23,873
     Adjustment to carrying value of property.......................        40,843            43,669
     Depreciation and amortization..................................        12,541            10,399
     Environmental reserve..........................................         4,590             4,624
     Other..........................................................         7,543             6,850
                                                                      ------------      ------------
                                                                           112,392           113,792
     Deferred tax assets valuation allowance........................            --                --
                                                                      ------------      ------------
                                                                           112,392           113,792
                                                                      ------------      ------------
     Net deferred tax liability.....................................    $  138,533        $  117,705
                                                                      ============      ============

     During 1996, the Company generated a net operating loss carryforward of $0.2 million for tax purposes which expires in 2011. Deferred income tax expense was reduced to reflect the future benefit of this amount. Deferred tax assets include $6.0 million relating to net operating loss carryforwards ("NOLs") of $17.1 million. The Company has NOLs of $10.1 million, $6.5 million, $0.3 million and $0.2 million which expire in 2007, 2008, 2009 and 2011 (none of the Company's NOLs are scheduled to expire in 2010).

     The income tax benefit of $1.2 million and $1.7 million for the years ended December 31, 1998 and 1997 associated with the exercise of stock options is credited directly to paid-in capital on the accompanying statement of shareholders' equity.

Note 5.  Joint Venture Investments

     The Company has investments in a variety of unconsolidated real estate joint ventures that are involved in both operation of income-producing properties and development of various other projects.

     The Company's joint ventures include the following at December 31, 1998:

                                       Ownership                                                     Ownership
     Income-Producing Properties       Percentage             Development Projects                   Percentage
     -------------------------------  -----------             ------------------------------------  -----------
     Hotel                                                    Residential Development
     International Rivercenter            25.16%              Ridgemoor Projects                          25%
     New Orleans Rivercenter              41.86%              Talega Associates, LLC                      33%
     Pacific Market Investment Company       50%              CRG Financial Services, L.P.                70%
                                                              Serrano Associates, LLC                     67%
     Office                                                   Restoration Venture, LLC                    50%
     Torrance Investment Company          66.67%
                                                              Commercial Development
     Apartment                                                Desman Road Partners                     37.82%
     JMB/Santa Fe Bayfront Venture           50%

     Design Center
     Pacific Design Center                   74%

     The Company guarantees a portion of the debt and interest of certain of its joint ventures. At December 31, 1998, these guarantees totaled $79.7 million.

     The condensed combined balance sheets and statement of operations of these unconsolidated joint ventures, along with the Company's proportionate share, are summarized as follows:


                                                                 Combined            Proportionate Share
                                                            --------------------   -----------------------
                                                                December 31,             December 31,
                                                            --------------------   -----------------------
                                                              1998        1997         1998        1997
                                                            ---------  ---------   -----------  ----------
                                                                          (In thousands)
Assets:
  Income-producing properties:
     Property............................................   $ 220,538  $ 226,704     $ 104,155  $ 104,872
     Other...............................................      23,597     22,285        12,157     11,978
  Development projects:
     Property............................................     215,393    113,483       121,804     23,085
     Other...............................................      50,046      4,970        22,890      1,052
                                                            ---------  ---------     ---------  ---------
         Total...........................................   $ 509,574  $ 367,442     $ 261,006  $ 140,987
                                                            =========  =========     =========  =========

Liabilities and venturers' deficit:
  Income-producing properties:
     Notes Payable.......................................   $ 415,814  $ 410,003     $ 159,145  $ 160,643
     Other...............................................      16,240     14,256         5,497      4,720
  Development projects:
     Notes Payable.......................................     132,938     23,847        72,770      1,842
     Other...............................................      24,362      2,283         9,721        246
                                                            ---------  ---------     ---------  ---------
         Total liabilities...............................     589,354    450,389       247,133    167,451
                                                            ---------  ---------     ---------  ---------

  Venturers' equity/(deficit)
     Income-producing properties.........................    (187,918)  (175,270)      (48,330)   (48,512)
     Development projects................................     108,138     92,323        62,203     22,048
                                                            ---------  ---------     ---------  ---------
                                                              (79,780)   (82,947)       13,873    (26,464)
                                                            ---------  ---------     ---------  ---------
         Total liabilities and venturers' deficit........   $ 509,574  $ 367,442     $ 261,006  $ 140,987
                                                            =========  =========     =========  =========

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

                                                        Combined                 Proportionate Share
                                              ----------------------------  ----------------------------
                                                             Year Ended December 31,
                                              ----------------------------------------------------------
                                                1998      1997      1996      1998      1997      1996
                                              --------  --------  --------  --------  --------  --------
                                                                    (In thousands)
Revenue
  Income-producing properties...............  $148,669  $144,291  $134,144  $ 38,716  $ 37,622  $ 35,527
  Development projects......................   101,765    52,545    49,235    38,472    13,556     9,516
                                              --------  --------  --------  --------  --------  --------
                                               250,434   196,836   183,379    77,188    51,178    45,043
                                              --------  --------  --------  --------  --------  --------

Expenses
  Income-producing properties...............   128,145   127,746   122,964    29,348    30,186    29,534
  Development projects......................    84,785    48,161    45,256    31,845    11,433     8,758
                                              --------  --------  --------  --------  --------  --------
                                               212,930   175,907   168,220    61,193    41,619    38,292
                                              --------  --------  --------  --------  --------  --------
Net earnings before income tax..............  $ 37,504  $ 20,929  $ 15,159  $ 15,995  $  9,559  $  6,751
                                              ========  ========  ========  ========  ========  ========

     The Company had a loan outstanding to one of its joint ventures in the amount of $1.7 million at December 31, 1995. During 1996, the Company converted this note to equity in the joint venture.

Note 6.  Property

     Book value by property type consisted of the following:

                                                                                          December 31,
                                                                                   ---------------------------
                                                                                        1998         1997
                                                                                   ------------   ------------
                                                                                          (In thousands)
Income-producing properties:
  Industrial buildings ..........................................................   $  547,903    $  465,300
  Office buildings ..............................................................      205,024       193,639
  Retail buildings ..............................................................       95,729        97,467
  Land leases /(1)/ .............................................................       65,245        11,317
  Investment in operating joint ventures ........................................      (48,330)      (48,513)
                                                                                   ------------   ------------
                                                                                       865,571       719,210
                                                                                   ------------   ------------

Developable Properties:
  Industrial ....................................................................      168,453       138,734
  Residential ...................................................................       72,413        68,499
  Mixed-use .....................................................................      294,084       260,004
  Retail, office and other ......................................................       20,532        47,983
  Natural resources .............................................................        6,445         5,108
  Properties held for sale ......................................................       10,144        29,597
  Investment in development joint ventures ......................................       62,203        22,049
                                                                                   ------------   ------------
                                                                                       634,274       571,974
                                                                                   ------------   ------------
Work-in-process:
  Industrial ....................................................................      103,456        39,264
  Residential ...................................................................       34,350         7,411
                                                                                   ------------   ------------
                                                                                       137,806        46,675
                                                                                   ------------   ------------

Other ...........................................................................       22,903        20,948
                                                                                   ------------   ------------
Gross book value ................................................................    1,660,554     1,358,807
Accumulation depreciation .......................................................     (265,077)     (235,832)
                                                                                   ------------   ------------

Net book value ..................................................................   $1,395,477    $1,122,975
                                                                                   ============   ============

/(1)/ This category includes $37.8 million of land which the Company intends to sell.

     During 1998, 1997 and 1996, the Company recorded a write-down of $9.0 million, $8.6 million and $9.9 million, respectively, to cost of sales relating to non-strategic assets.

Note 7.  Other Financial Statement Captions

Other Assets and Deferred Charges, Net

     The Company's other assets and deferred charges consisted of the following:

                                                        December 31,
                                                    ------------------
                                                      1998       1997
                                                    -------    -------
                                                      (In thousands)

     Deferred financing fees, net.................. $26,479    $ 8,752
     Deferred lease commissions, net...............  22,186     18,451
     Straight-line rent............................  11,988     10,410
     Other.........................................  19,587     12,525
                                                    -------    -------
                                                    $80,240    $50,138
                                                    =======    =======

     Amortization of lease commissions was $4.0 million, $3.2 million and $3.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. Amortization of deferred finance fees was $2.8 million, $3.0 million and $4.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.


Accounts Payable and Accrued Expenses


     The Company's accounts payable and accrued expenses consisted of the following:

                                                        December 31,
                                                    ------------------
                                                      1998       1997
                                                    -------    -------
                                                      (In thousands)

     Accrued construction costs.................... $31,161    $23,777
     Salaries, bonuses and deferred compensation...  17,501     12,432
     Property taxes................................   8,457      6,783
     Interest......................................   6,509      3,780
     Other.........................................  18,323     15,909
                                                    -------    -------
                                                    $81,951    $62,681
                                                    =======    =======

Deferred Credits and Other Liabilities

     The Company's deferred credits and other liabilities consisted of the following:

                                                        December 31,
                                                    ------------------
                                                      1998       1997
                                                    -------    -------
                                                      (In thousands)

     Environmental and legal reserve............... $12,849    $12,995
     Deferred revenues.............................  12,732      4,934
     Security deposits.............................   4,963      4,258
     Minority interest.............................   1,012      5,991
     Other.........................................  10,064     11,857
                                                    -------    -------
                                                    $41,620    $40,035
                                                    =======    =======

     The environmental and legal reserve is more fully described in Notes 11 and
16. Deferred revenues represent cash received by the Company in connection with property sales transactions which do not meet the criteria for profit recognition.

Note 8.  Leases

     The Company, as lessor, has entered into noncancelable operating leases expiring at various dates through 2040. Rental revenue under these leases totaled $150.1 million in 1998, $131.1 million in 1997 and $118.7 million in 1996. Included in this revenue are rentals contingent on lessees' operations of $2.6 million in 1998, $3.0 million in 1997 and $2.7 million in 1996. Future minimum rental revenue under existing noncancelable operating leases as of December 31, 1998, are summarized as follows (in thousands):

     1999...................................... $ 110,719
     2000......................................   101,287
     2001......................................    86,857
     2002......................................    71,721
     2003......................................    55,286
     Thereafter................................   365,818
                                                ---------
                                                $ 791,688
                                                =========

     The book value of the Company's properties under operating leases or held for rent are summarized as follows:

                                                      December 31,
                                                ----------------------
                                                   1998         1997
                                                ---------    ---------
                                                    (In thousands)

     Buildings................................. $ 670,540    $ 584,121
     Land and improvements.....................   275,472      199,980
                                                ---------    ---------
                                                  946,012      784,101
     Less accumulated depreciation.............  (247,729)    (220,084)
                                                ---------    ---------
                                                $ 698,283    $ 564,017
                                                =========    =========

     The Company, as lessee, has entered into noncancelable operating leases expiring at various dates through 2023. Rental expense under these leases totaled $3.0 million in 1998, $2.5 million in 1997 and $1.6 million in 1996. Future minimum lease payments as of December 31, 1998 are summarized as follows (in thousands):

     1999...................................... $   2,494
     2000......................................     1,946
     2001......................................     1,344
     2002......................................       965
     2003......................................       883
     Thereafter................................     2,705
                                                ---------
                                                $  10,337
                                                =========

Note 9.  Revenues and Direct Costs by Activity

     Revenues and related costs exclusive of depreciation and amortization are summarized by activity as follows:

                                                                                Property         Excess
                                                                                Operating     (Deficit) of
                                                                              Costs or Cost     Revenues
                                                                   Revenues     Of Sales       over Costs
                                                                   --------   -------------   ------------
                                                                               (In thousands)
Year Ended December 31, 1998
Income-producing properties:
  Industrial buildings..........................................   $ 78,918   $      16,486   $     62,432
  Office buildings..............................................     31,765          13,400         18,365
  Retail buildings..............................................     13,241           4,115          9,126
  Land development..............................................     11,693           7,415          4,278
  Land leases...................................................     13,750             782         12,968
  Equity in earnings of operating joint ventures................      9,368              --          9,368
                                                                   --------   -------------   ------------
                                                                    158,735          42,198        116,537
                                                                   --------   -------------   ------------

Other property activities and fee services:
  Commercial property sales.....................................     86,975          68,102         18,873
  Residential property sales....................................    106,656          91,673         14,983
  Other property sales..........................................     11,636           8,238          3,398
  Development and management fees...............................     15,928           8,562          7,366
  Equity in earnings of development joint ventures..............      6,627              --          6,627
  Land holdings.................................................      3,072           5,223         (2,151)
                                                                   --------   -------------   ------------
                                                                    230,894         181,798         49,096
                                                                   --------   -------------   ------------
                                                                   $389,629   $     223,996   $    165,633
                                                                   ========   =============   ============

Year Ended December 31, 1997
Income-producing properties
  Industrial buildings..........................................   $ 67,186   $      14,529   $     52,657
  Office buildings..............................................     29,713          12,753         16,960
  Retail buildings..............................................     13,273           3,932          9,341
  Land development..............................................     10,853           6,557          4,296
  Land leases...................................................      7,928             899          7,029
  Equity in earnings of operating joint ventures................      7,436              --          7,436
                                                                   --------   -------------   ------------
                                                                    136,389          38,670         97,719
                                                                   --------   -------------   ------------

Other property activities and fee services:
  Commercial property sales.....................................     39,587          31,717          7,870
  Residential property sales....................................     82,632          77,305          5,327
  Development and management fees...............................     13,976           7,527          6,449
  Equity in earnings of development joint ventures..............      2,123              --          2,123
  Land holdings.................................................      3,675           4,916         (1,241)
                                                                   --------   -------------   ------------
                                                                    141,993         121,465         20,528
                                                                   --------   -------------   ------------
                                                                   $278,382   $     160,135   $    118,247
                                                                   ========   =============   ============

Year Ended December 31, 1996
Income-producing properties
  Industrial buildings..........................................   $ 55,865   $      14,014   $     41,851
  Office buildings..............................................     28,407          12,661         15,746
  Retail buildings..............................................     13,215           4,376          8,839
  Land development..............................................     10,589           7,252          3,337
  Land leases...................................................      7,810           1,105          6,705
  Equity in earnings of operating joint ventures................      5,993              --          5,993
                                                                   --------   -------------   ------------
                                                                    121,879          39,408         82,471
                                                                   --------   -------------   ------------

Other property activities and fee services:
  Commercial property sales.....................................     40,525          26,709         13,816
  Residential property sales....................................     21,945          20,138          1,807
  Development and management fees...............................     11,945           8,513          3,432
  Equity in earnings of development joint ventures..............        758              --            758
  Land holdings.................................................      4,874           8,598         (3,724)
                                                                   --------   -------------   ------------
                                                                     80,047          63,958         16,089
                                                                   --------   -------------   ------------
                                                                   $201,926   $     103,366   $     98,560
                                                                   ========   =============   ============

Note 10.  Non-Strategic Asset Sales

     The Company's non-strategic asset sales are summarized as follows:

                                                                          Year Ended December 31,
                                                                 ---------------------------------------
                                                                    1998          1997           1996
                                                                 ----------   -----------   ------------
                                                                              (In thousands)

     Sales.....................................................  $  80,041     $  31,122      $  85,678
     Cost of Sales.............................................     61,112        26,093         61,273
                                                                 ----------   -----------   ------------
        Gain...................................................  $  18,929     $   5,029      $  24,405
                                                                 ==========   ===========   ============

Note 11.  Litigation and Environmental Costs

     Litigation and environmental costs are summarized as follows:

                                                                          Year Ended December 31,
                                                                 ---------------------------------------
                                                                    1998          1997           1996
                                                                 ----------   -----------   ------------
                                                                              (In thousands)

     Litigation recovery.......................................  $      --     $      --      $      --
     Environmental recovery, net...............................         --         2,551          1,093
                                                                 ----------   -----------   ------------
                                                                 $      --     $   2,551      $   1,093
                                                                 ==========   ===========   ============

     Environmental costs charged to operations, including amounts charged to cost of sales, for 1997 and 1996 totaled $0.1 million and $1.1 million, respectively. Environmental costs capitalized in 1998, 1997 and 1996 were $3.6 million, $5.7 million and $2.8 million, respectively.

     See further discussion regarding litigation and environmental matters at
Note 16.

Note 12.  Other, net

     Other income (expense) is summarized as follows:

                                                                          Year Ended December 31,
                                                                 ---------------------------------------
                                                                    1998          1997           1996
                                                                 ----------   -----------   ------------
                                                                              (In thousands)

     Interest income...........................................  $   1,791     $     931      $   1,212
     Cost of S-3 registration/(1)/.............................         --        (1,000)            --
     All other, net............................................       (397)       (1,044)        (1,231)
                                                                 ----------   -----------   ------------
                                                                 $   1,394     $  (1,113)     $     (19)
                                                                 ==========   ===========   ============

/(1)/ The Company registered shares issued to the California Public Employees'
      Retirement System during 1997. As the Company did not receive any proceeds from this offering, such costs were expensed in the fourth quarter 1997.

Note 13.  Employee Benefit and Stock Option Plans

     The Company has a profit sharing and savings plan for all employees. Funding consists of employee contributions along with matching and discretionary contributions by the Company. Total expense for the Company under this plan was $0.9 million, $0.7 million and $0.4 million in 1998, 1997 and 1996, respectively.

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

     The Company also has four stock option plans under which certain committees of the Board of Directors may grant options to purchase up to 8,750,000 shares of common stock (Stock Option Plan, 1995 Stock Option Plan, Amended and Restated Executive Stock Option Plan and Amended and Restated 1996 Performance Award
Plan). The exercise price of options granted under these plans is generally the fair market value of the common stock on the date of grant. Options generally are exercisable no earlier than six months from the date of grant and typically expire ten years after the date of grant, although some options expire after five years. A majority of the options granted in 1998 become exercisable in four annual installments commencing on the first anniversary of the date of grant. The remaining options generally become exercisable in three annual installments commencing on the first or third anniversary of the date of grant. A number of options granted in 1998 also require achievement of stock price benchmarks before each annual installment becomes exercisable.

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

     In addition, under the Amended and Restated 1996 Performance Award Plan, each non-employee director may elect to defer receipt of his or her annual retainer fee, meeting fees, and chairmen's retainer until termination of board service or upon the occurrence of an earlier specified date which is at least three years after the election of deferral and to acquire stock rather than receive cash at a purchase price equal to 90% of the fair market value of the common stock on the date of deferral.

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

     Pro forma information regarding net income (loss) and income (loss) per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The weighted-average fair value of options granted during 1998, 1997 and 1996 were $6.26, $6.36 and $3.30, respectively. The fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.15%, 6.22%, and 5.82%; zero percent dividend yields; volatility factors of the expected market price of the Company's common stock of 31.4%, 29.95% and 29.56%, and a weighted-average expected life of the options of five years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                               Year Ended December 31,
                                                         ---------------------------------
                                                            1998        1997         1996
                                                         ---------   ---------   ---------
                                                        (In thousands, except income per share
                                                                     information)
     Pro forma net income applicable to common
       stockholders....................................  $  32,786   $  21,120   $     671
                                                         =========   =========   =========

     Pro forma income per share - basic................  $    0.31   $    0.22   $    0.01
                                                         =========   =========   =========

     Pro forma income per share - assuming dilution....  $    0.30   $    0.21   $    0.01
                                                         =========   =========   =========

     A summary of the Company's stock option activity, and related information is as follows:

                                                                            Year Ended December 31,
                                         -------------------------------------------------------------------------------------------
                                                   1998                            1997                            1996
                                         ----------------------------     ---------------------------     --------------------------
                                                     Weighted-Average                Weighted-Average              Weighted-Average
                                         Options      Exercise Price      Options     Exercise Price      Options   Exercise Price
                                         --------    ----------------     -------    ----------------     -------  -----------------
                                                           (In thousands, except exercise price information)
Outstanding-beginning of year......        6,522         $  9.16           6,361          $  8.13          2,877          $  9.84
Granted............................        1,446         $ 15.98             778          $ 16.58          4,189          $  8.85
Exercised..........................         (305)        $  7.69            (473)         $  7.35            (68)         $  7.15
Expired............................           (2)        $ 14.71              --               --             --               --
Forfeited..........................         (278)        $ 11.06            (144)         $  8.99           (637)         $ 10.81
                                         -------                         -------                         -------

Outstanding-end of year............        7,383         $ 10.49           6,522          $  9.16          6,361          $  8.13
                                         =======                         =======                         =======

Exercisable at end of year.........        3,414         $  8.05           2,129          $  7.84            404          $  7.32

     Exercise prices for options outstanding as of December 31, 1998 ranged from $5.58 to $21.38. The weighted-average remaining contractual life of those options is 7.6 years.

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

Note 15.  Segment Reporting

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting which disaggregates its business by service rendered and asset type. The Company has four reportable segments: Asset Management, Commercial Development, Residential Development, and Mixed-Use Development. The Asset Management segment consists of leasing, management and sales of Company owned buildings and land leases. The Commercial Development segment develops real estate for the Company's own account or for third parties, and acquires and sells developable land and commercial buildings. The Residential Development segment is involved in home building, community development and project management activities. The Mixed-Use Development segment entitles and develops major mixed-use development sites, which include development for residential, office, retail and entertainment purposes.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). Each segment is evaluated on the excess of revenues over costs, exclusive of depreciation, amortization, income taxes and extraordinary expense. Inter-segment gains and losses are not recognized. Debt and interest bearing assets are allocated to segments based upon the grouping of the underlying assets. All other assets and liabilities are specifically identified. Each segment has a separate operating management structure, but more than one segment may ultimately report to the same operating manager.

     Financial data by reportable segment is as follows:

                                                                           Asset            Commercial         Residential
                                                                        Management          Development        Development
                                                                       ------------        -------------      -------------
                                                                                           (In thousands)
1998
Revenues from external customers (see Note 9).......................     $  151,042           $   81,169         $  112,639
Interest revenue....................................................            151                  354                591
Interest expense, net of capitalized................................        (44,985)                  --                 --
Segment earnings before depreciation, amortization, gain or non-
  strategic asset sales, income taxes, and extraordinary expense....         66,996               14,924             21,604
Depreciation and amortization.......................................        (29,864)                (553)                (3)
Segment assets......................................................        725,300              256,500            201,100
Expenditures for segment assets.....................................         47,300              171,300            110,000

1997
Revenues from external customers (see Note 9).......................        151,743               17,517             83,869
Interest revenue....................................................            203                  192                261
Interest expense, net of capitalized................................        (38,201)                  --                 --
Segment earnings before depreciation, amortization, gain or non-
  strategic asset sales, income taxes, and extraordinary expense....         59,048                5,013              5,939
Depreciation and amortization.......................................        (27,830)                (689)               133
Segment assets......................................................        604,600              188,900            115,200
Expenditures for segment assets.....................................          6,400              112,300             94,100

1996
Revenues from external customers (see Note 9).......................        112,354               43,213             23,178
Interest revenue....................................................            344                  114                 45
Interest expense, net of capitalized................................        (36,394)                  --                 --
Segment earnings before depreciation, amortization, gain or non-
  strategic asset sales, income taxes, and extraordinary expense....         48,720               10,937               (787)
Depreciation and amortization.......................................        (27,173)                (592)               (52)
Segment assets......................................................        498,100              170,000             56,600
Expenditures for segment assets.....................................         15,800               42,600             42,000

                                                                        Mixed-Use                              Consolidated
                                                                       Development           Others/(a)/          Total
                                                                       ------------        -------------      -------------
                                                                                           (In thousands)
1998
Revenues from external customers (see Note 9).......................     $   13,944           $   30,835         $  389,629
Interest revenue....................................................              9                  686              1,791
Interest expense, net of capitalized................................         (1,927)               9,528            (37,384)
Segment earnings before depreciation, amortization, gain or non-
  strategic asset sales, income taxes, and extraordinary expense....          1,697               10,207            115,428
Depreciation and amortization.......................................         (1,676)              (1,958)           (34,054)
Segment assets......................................................        291,700              150,900          1,625,500
Expenditures for segment assets.....................................         26,200               29,400            384,200

1997
Revenues from external customers (see Note 9).......................         12,189               13,064            278,382
Interest revenue....................................................              8                  267                931
Interest expense, net of capitalized................................         (2,019)                 232            (39,988)
Segment earnings before depreciation, amortization, gain or non-
  strategic asset sales, income taxes, and extraordinary expense....          2,379               (3,579)            68,800
Depreciation and amortization.......................................         (1,207)              (1,652)           (31,245)
Segment assets......................................................        254,500               77,800          1,241,000
Expenditures for segment assets.....................................         15,900                6,900            235,600

1996
Revenues from external customers (see Note 9).......................         15,158                8,023            201,926
Interest revenue....................................................             10                  699              1,212
Interest expense, net of capitalized................................         (2,741)              (3,386)           (42,521)
Segment earnings before depreciation, amortization, gain or non-
  strategic asset sales, income taxes, and extraordinary expense....          2,705              (12,481)            49,094
Depreciation and amortization.......................................         (1,186)              (1,558)           (30,561)
Segment assets......................................................        240,600              157,800          1,123,100
Expenditures for segment assets.....................................         10,900                4,000            115,300

/(a)/ Includes a third party land management and other property company, a segment to manage/dispose of various resource properties, and corporate. None of those segments meets any of the quantitative thresholds for determining reportable segments.

Note 16.  Commitments and Contingencies

     As of December 31, 1998, the Company has outstanding standby letters of credit and surety bonds in the amount of $104.5 million in favor of local municipalities or financial institutions to guarantee performance on real property improvements or financial obligations.

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

     Inherent in the operations of the real estate business is the possibility that environmental liability may arise from the current or past ownership, or current or past operation, of real properties. Also, the Company does not generally have access to properties sold in the past which could create environmental liabilities. The Company may be required in the future to take action to correct or reduce the environmental effects of prior disposal or release of hazardous substances by third parties, the Company, or its corporate predecessors. Future environmental costs are difficult to estimate because of such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's liability in proportion to that of other responsible parties, and the extent to which such costs are recoverable from insurance.

     At December 31, 1998, management estimates that future costs for remediation of identified or suspected environmental contamination on operating properties and properties previously sold approximate $10.8 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next ten years with a substantial portion incurred over the next five years. Management also estimates that similar costs relating to the Company's properties to be developed or sold may range from $11.4 million to $30.4 million. These amounts will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years, or will be deferred and charged to cost of sales when the properties are sold. The Company's estimates were developed based on reviews which took place over several years based upon then prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability of other parties to pay some or all of such costs.

Summarized Quarterly Results (Unaudited)

     The Company's income and cash flow are determined to a large extent by property sales. Sales and net income have fluctuated significantly from quarter to quarter, as evidenced by the following summary of unaudited quarterly consolidated results of operations. Property sales fluctuate from quarter to quarter, reflecting general market conditions and the Company's intent to sell property when it can obtain attractive prices. Cost of sales may also vary widely because (i) a number of properties have been owned for many decades; (ii) some properties were acquired within the last ten to fifteen years; (iii) properties are owned in various geographical locations; and (iv) development projects have varying infrastructure costs and build-out periods.

                                                                               Year Ended December 31,
                                                                  -------------------------------------------------
                                                                                          1998
                                                                  -------------------------------------------------
                                                                     First       Second         Third       Fourth
                                                                  ----------   -----------   ----------   ---------
                                                                       (In thousands, except per share data)
Income producing properties:
  Rental revenue................................................  $  35,494    $   37,786    $  37,145    $  38,942
  Property operating costs......................................     (9,988)      (10,085)     (10,910)     (11,215)
Other property activities and fee services:
  Gain on property sales........................................      6,139         3,957       10,144       17,014
  Development and management fee income, net....................        755         2,388        2,602        1,621
Gain on non-strategic asset sales...............................        (53)        4,423        2,858       11,701
Interest expense................................................     (9,562)      (10,447)      (9,043)      (8,332)
General and administrative expense..............................     (3,274)       (3,089)      (3,214)      (4,638)
Depreciation and amortization...................................     (8,185)       (8,586)      (8,230)      (9,053)
Income before extraordinary expense.............................      7,913        11,743       14,702       25,545
Extraordinary expense, net......................................         --            --       (3,307)     (21,858)
Net income......................................................  $   7,913    $   11,743    $  11,395    $   3,687
                                                                  ==========   ===========   ==========   =========
Net income per common share -- basic............................  $    0.07    $     0.11    $    0.11    $    0.03
                                                                  ==========   ===========   ==========   =========
Net income per common share -- assuming dilution................  $    0.07    $     0.11    $    0.10    $    0.03
                                                                  ==========   ===========   ==========   =========
EBDDT /(1)/.....................................................  $  19,898    $   21,706     $ 27,003    $  34,787
                                                                  ==========   ===========   ==========   =========


                                                                               Year Ended December 31,
                                                                  -------------------------------------------------
                                                                                          1997
                                                                  -------------------------------------------------
                                                                     First       Second         Third       Fourth
                                                                  ----------   -----------   ----------   ---------
                                                                       (In thousands, except per share data)
Income producing properties:
  Rental revenue................................................  $  30,805    $   31,421    $  32,901    $  33,826
  Property operating costs......................................     (9,056)      (10,045)      (9,747)      (9,822)
Other property activities and fee services:
  Gain on property sales........................................        484         3,154        3,368        6,191
  Development and management fee income, net....................        719         1,435        2,223        2,072
Gain on non-strategic asset sales...............................      3,640           418          570          401
Interest expense................................................     (9,794)      (10,205)     (10,035)      (9,954)
General and administrative expense..............................     (2,615)       (2,701)      (2,926)      (2,655)
Depreciation and amortization...................................     (7,476)       (7,723)      (7,839)      (8,207)
Income before extraordinary expense.............................      5,109         5,685        6,278        8,169
Extraordinary expense, net......................................         --            --           --           --
Net income......................................................  $   5,109    $    5,685    $   6,278    $   8,169
                                                                  ==========   ===========   ==========   =========
Net income per common share -- basic............................  $    0.05    $     0.06    $    0.06    $    0.08
                                                                  ==========   ===========   ==========   =========
Net income per common share -- assuming dilution................  $    0.05    $     0.06    $    0.06    $    0.07
                                                                  ==========   ===========   ==========   =========
EBDDT /(1)/.....................................................  $  10,563    $   16,297     $ 17,199    $  18,712
                                                                  ==========   ===========   ==========   =========

/(1)/ The Company uses a supplemental performance measure called Earnings Before Depreciation and Deferred Taxes (EBDDT), along with net income, to report its operating results. EBDDT is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Additionally, EBDDT is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. However, the Company believes that EBDDT provides relevant information about its operations and is necessary, along with net income, for an understanding of its operating results.

       EBDDT is calculated by making various adjustments to net income. Depreciation, amortization and deferred income taxes are excluded from EBDDT as they represent non-cash charges. In addition, gains on the sale of non-strategic assets and extraordinary items, including their current tax effect, represent unusual and/or non-recurring items and are excluded from the EBDDT calculation.

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

3.2    Form of Certificate of Designations, Preferences and Rights of $3.25
       Series
       A Cumulative Convertible Preferred Stock(2)

3.3    By-Laws, as amended(11)

3.4 Form of Certificate of Designations, Preferences and Rights of $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock(6)

4.1    Form of stock certificate representing Common Stock(1)

4.2 Amended and Restated Line of Credit Loan Agreement among Catellus Development Corporation, Bank of America National Trust and Savings Association as Arranger and Administrative Agent, The First National Bank of Chicago as Documentation Agent, and The Other Financial Institutions Party Hereto, dated as of October 28, 1998*

4.3 Loan Agreement by and between Catellus Finance 1, L.L.C. and Prudential Mortgage Capital Company, Inc. dated as of October 26, 1998*

10.1 Exploration Agreement and Option to Lease dated December 28, 1989 between the Registrant and Santa Fe Pacific Minerals Corporation(1)

10.2 Registration Rights Agreement dated as of December 29, 1989 among the Registrant, BAREIA, O&Y and Itel(1)

10.2A Letter Agreement dated November 14, 1995 between the Registrant and California Public Employees' Retirement System(8)

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

10.5   Registrant's Incentive Stock Compensation Plan(3)

10.6 Termination, Substitution and Guarantee Agreement between ATSF and the Registrant dated December 21, 1990(4)

10.7   Registrant's Amended and Restated 1991 Stock Option Plan(10)

10.8   Registrant's Amended and Restated Executive Stock Option Plan(10)

10.9 Form of First Amendment to Registration Rights Agreement among the Registrant, BAREIA, O&Y and Itel(5)

10.10 Amended and Restated Executive Employment Agreement dated as of November 29, 1995 between the Registrant and Nelson C. Rising(8)

10.11 Executive Employment Agreement dated February 10, 1995 between the Registrant and Timothy J. Beaudin(7)

10.12 Employment Agreement dated July 24, 1996 between the Registrant and Stephen P. Wallace(8)

10.13  Registrant's  Amended and Restated 1995 Stock Option Plan(10)

10.14  Registrant's Amended and Restated 1996 Performance Award Plan(10)

10.15 Employment Agreement dated February 1, 1996 between the Registrant and Ira Yellin(9)

10.16 Letter Agreement dated February 1, 1996 between the Registrant and Ira Yellin(9)

10.17 Amended and Restated Employment Agreement dated September 16,1997 between the Registrant and Kathleen Smalley(10)

10.18 Letter Agreement dated November 16, 1996 between the Registrant and Steve Wallace(9)

10.19 Letter Agreement dated November 16, 1996 between the Registrant and Timothy Beaudin(10)

10.20 Office lease dated November 22, 1996 between Bradbury Associates, L.P. and the Registrant(10)

10.21  Registrant's Deferred Compensation Plan(10)

10.22 Letter Agreement dated November 14, 1997 between the Registrant and Doug Gardner*

21.1   Subsidiaries of the Registrant*

23.1   Consent of Independent Accountants*

24.1 Powers of Attorney from directors with respect to the filing of the Form 10-K*

27     Financial Data Schedule*

99.1   Report of the Independent Real Estate Appraisers dated March 12,
       1996(8)

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

(7) Incorporated by reference to the Form 10-K for the year ended December 31, 1994.

(8) Incorporated by reference to the Form 10-K for the year ended December 31, 1995.

(9) Incorporated by reference to the Form 10-K for the year ended December 31, 1996.

(10) Incorporated by reference to the Form 10-K for the year ended December 31, 1997.

(11) Incorporated by reference to the Form 10-Q for the quarter ended September 30, 1998.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

The Board of Directors
of Catellus Development Corporation

     Our audits of the consolidated financial statements referred to in our report dated February 2, 1999, appearing on page F-2 of this Form 10-K of Catellus Development Corporation, also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
San Francisco, California
February 2, 1999

                        CATELLUS DEVELOPMENT CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      Three Years Ended December 31, 1998
                                 (In thousands)

                                                                                     Additions
                                                                             -------------------------
                                                              Balance at     Charged to     Charged to                   Balance at
                                                              Beginning      Costs and        Other                        End of
                                                               of Year       Expenses        Accounts       Deductions      Year
                                                             -----------   -------------  -------------   ------------- -----------
Year ended December 31, 1996
   Allowance for doubtful accounts receivable..............  $   1,751      $   1,053      $        81     $   (533)/(1)/ $  2,352
   Reserve for abandoned projects..........................      1,346             --               --          (30)/(2)/    1,316
   Reserve for environmental and legal costs...............     14,355             --              200         (416)/(3)/   14,139
Year ended December 31, 1997
   Allowance for doubtful accounts receivable..............      2,352            359                6         (636)/(1)/    2,081
   Reserve for abandoned projects..........................      1,316          1,275            1,226       (1,422)/(2)/    2,395
   Reserve for environmental and legal costs...............     14,139             --              574       (1,718)/(3)/   12,995
Year ended December 31, 1998
   Allowance for doubtful accounts receivable..............      2,081             90               --         (904)/(1)/    1,267
   Allowance for doubtful notes receivable.................         --          1,860               --           --          1,860
   Reserve for abandoned projects..........................      2,395             --               --       (2,088)/(2)/      307
   Reserve for environmental and legal costs...............     12,995             --               24         (170)/(3)/   12,849

Notes:

/(1)/  Balances written off as uncollectible.
/(2)/  Costs of unsuccessful projects written off.
/(3)/  Environmental costs incurred.

                        CATELLUS DEVELOPMENT CORPORATION

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998
                            (Dollars in thousands)

                                                                                              Cost Capitalized
                                                                 Initial Cost to                 Subsequent
                                                                     Catellus                   to Acquisition
                                                           ---------------------------    -------------------------
                                                                           Building &                     Carrying
            Description                   Encumbrances         Land       Improvements    Improvements     Costs
--------------------------------------    ------------     -----------    ------------    ------------   ----------
Income producing properties:
     Mission Bay,
       San Francisco, CA.............     $         --     $    80,587     $    3,952     $   40,829     $   43,311
     Other properties
       less than 5% of total.........          749,273         182,281         47,335        619,986        189,704
                                          ------------     -----------     ----------     ----------     ----------
                                               749,273         262,868         51,287        660,815        233,015
                                          ------------     -----------     ----------     ----------     ----------
Land holdings........................          123,934         115,501         11,697        228,940         59,655
                                          ------------     -----------     ----------     ----------     ----------
Total................................     $    873,207     $   378,369     $   62,984     $  889,755     $  292,670
                                          ============     ===========     ==========     ==========     ==========

                                                    Gross Amount at Which Carried
                                                        at Close of Period
                                                        /(1)/(2)/(3)/(4)/
                                           --------------------------------------------
                                                            Buildings &                     Accumulated
            Description                         Land        Improvements       Total       Depreciation
--------------------------------------     ------------     ------------   ------------    ------------
Income producing properties:
     Mission Bay,
       San Francisco, CA.............      $     80,587     $    88,092     $  168,679     $    3,711
     Other properties
       less than 5% of total.........           182,281         857,025      1,039,306        244,261
                                           ------------     -----------     ----------     ----------
                                                262,868         945,117      1,207,985        247,972
                                           ------------     -----------     ----------     ----------
Land holdings........................           115,501         300,292        415,793          4,360
                                           ------------     -----------     ----------     ----------
Total................................      $    378,369     $ 1,245,409     $1,623,778     $  252,332
                                           ============     ===========     ==========     ==========

                                                                          Life on Which
                                                                           Depreciation
                                              Date of                       in Latest
                                            Completion                        Income
                                                of               Date        Statement
            Description                    Construction       Acquired      is Computed
--------------------------------------     ------------     ------------   ------------
Income producing properties:

     Mission Bay,
       San Francisco, CA.............           N/A            various         (5)
     Other properties
       less than 5% of total.........           N/A            various         (5)



Land holdings........................           N/A            various         (5)

Total................................

/(1)/ A reserve of $307,000 against predevelopment costs has been established for projects to be abandoned.
/(2)/ The aggregate cost for federal income tax purpose is approximately
      $1,297,000,000.
/(3)/ See Attachment A to Schedule III for reconciliation of beginning of period total to total at close of period.
/(4)/ Excludes investments in joint ventures and furniture and equipment.
/(5)/ Reference is made to Note 2 to the Consolidated Financial Statements for information related to depreciation.

                        CATELLUS DEVELOPMENT CORPORATION

                          ATTACHMENT A TO SCHEDULE III
          RECONCILIATION OF COST OF REAL ESTATE AT BEGINNING OF PERIOD
                          WITH TOTAL AT END OF PERIOD
                                 (In thousands)

                                                                 Year Ended December 31,
                                                    ----------------------------------------------
                                                        1998             1997             1996
                                                    ------------     ------------     ------------
Balance at January 1..............................  $  1,364,324     $  1,258,121     $  1,218,995
                                                    ------------     ------------     ------------
  Additions during period:
    Acquisitions..................................       126,634           30,105           10,987
    Improvements..................................       322,319          201,774          104,646
    Reclassification from other accounts..........           836              965               30
                                                    ------------     ------------     ------------
         Total additions..........................       449,789          232,844          115,663
                                                    ------------     ------------     ------------

  Deductions during period:
    Cost of real estate sold......................       190,067          122,270           75,364
    Other
      Reclassification to personal property
           and other accounts.....................           268            3,096            1,173
      Increase reserve for abandoned projects.....            --            1,275               --
                                                    ------------     ------------     ------------
         Total deductions.........................       190,335          126,641           76,537
                                                    ------------     ------------     ------------
Balance at December 31............................  $  1,623,778     $  1,364,324     $  1,258,121
                                                    ============     ============     ============


             RECONCILIATION OF REAL ESTATE ACCUMULATED DEPRECIATION
               AT BEGINNING OF PERIOD WITH TOTAL AT END OF PERIOD
                                 (In thousands)

                                                                 Year Ended December 31,
                                                    ----------------------------------------------
                                                        1998             1997             1996
                                                    ------------     ------------     ------------
Balance at January 1..............................  $    225,087     $    202,352     $    177,312
                                                    ------------     ------------     ------------
  Additions during period:
    Charged to expense............................        28,029           26,349           25,994
                                                    ------------     ------------     ------------

  Deductions during period:
    Cost of real estate sold......................           734            3,488            1,190
    Other.........................................            50              126             (236)
                                                    ------------     ------------     ------------
         Total deductions.........................           784            3,614              954
                                                    ------------     ------------     ------------
Balance at December 31............................  $    252,332     $    225,087     $    202,352
                                                    ============     ============     ============