Form 10-Q
period 1999-03-31
CATELLUS DEVELOPMENT CORP
filed 1999-05-17
CIK 865937

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                 ------------



                                   FORM 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



      For the quarter ended March 31, 1999  Commission file number 0-18694


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

     As of May 12, 1999, there were 106,903,846 issued and outstanding shares of the registrant's common stock, $.01 par value per share.

================================================================================

                       CATELLUS DEVELOPMENT CORPORATION

                                     INDEX

                                                                        Page No.

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)
          Consolidated Balance Sheet as of March 31, 1999 and
            December 31, 1998.............................................  2
          Consolidated Statement of Operations for the three months ended
            March 31, 1999 and 1998.......................................  3
          Consolidated Statement of Cash Flows for the three months ended
            March 31, 1999 and 1998.......................................  4
          Notes to Consolidated Financial Statements......................  5

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................... 10

PART II.  OTHER INFORMATION............................................... 21

SIGNATURES................................................................ 22

EXHIBIT INDEX............................................................. 23

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                       CATELLUS DEVELOPMENT CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                (In thousands)



                                                                 March 31,               December 31,
                                                                   1999                     1998
                                                              ---------------          ---------------
                                                                            (Unaudited)
Assets
    Properties..........................................        $1,727,374                $1,660,554
    Less accumulated depreciation.......................          (272,915)                 (265,077)
                                                                ----------                ----------
                                                                 1,454,459                 1,395,477

    Other assets and deferred charges, net..............            84,458                    80,240
    Notes receivable, less allowance....................            15,256                    15,275
    Accounts receivable, less allowance.................            27,625                    32,289
    Restricted cash and investments.....................            60,620                    49,284
    Cash and cash equivalents...........................            26,950                    52,975
                                                                ----------                ----------
          Total.........................................        $1,669,368                $1,625,540
                                                                ==========                ==========


Liabilities and stockholders' equity
    Mortgage and other debt.............................        $  902,153                $  873,207
    Accounts payable and accrued expenses...............            74,584                    81,951
    Deferred credits and other liabilities..............            41,457                    41,620
    Deferred income taxes...............................           144,073                   138,533
                                                                ----------                ----------
          Total liabilities.............................         1,162,267                 1,135,311
                                                                ----------                ----------


Commitments and contingencies (Note 8)


Stockholders' equity
    Common stock - 106,858 and 106,808 shares issued at
      March 31, 1999 and December 31, 1998, respectively             1,069                     1,068
    Paid-in capital.....................................           480,127                   479,636
    Accumulated earnings................................            25,905                     9,525
                                                                ----------                ----------
        Total stockholders' equity......................           507,101                   490,229
                                                                ----------                ----------
          Total.........................................        $1,669,368                $1,625,540
                                                                ==========                ==========

                See notes to consolidated financial statements

                       CATELLUS DEVELOPMENT CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)

                                                             Three months ended
                                                                 March 31,
                                                            --------------------
                                                               1999       1998
                                                            ---------  ---------
                                                                  (Unaudited)
Rental properties
  Rental revenue..........................................  $ 41,479   $ 35,494
  Property operating costs................................   (11,556)    (9,988)
  Equity in earnings of operating joint
    ventures, net.........................................     3,436      2,694
                                                            --------   --------
                                                              33,359     28,200
                                                            --------   --------
Other property activities and fee services
  Gain on property sales..................................    14,306      6,139
  Development and management fee income, net..............       671        755
  Equity in earnings (losses) of
    development joint ventures, net.......................       132        (42)
  Land holding costs, net.................................      (305)      (407)
                                                            --------   --------
                                                              14,804      6,445
                                                            --------   --------
Interest expense..........................................    (9,406)    (9,562)
Depreciation and amortization.............................    (9,162)    (8,185)
General and administrative expense........................    (3,844)    (3,274)
Gain (loss) on non-strategic asset sales..................       986        (53)
Other, net................................................       710       (373)
                                                            --------   --------
Income before income taxes................................    27,447     13,198
                                                            --------   --------
Income tax expense
   Current................................................    (4,897)    (1,538)
   Deferred...............................................    (6,170)    (3,747)
                                                            --------   --------
                                                             (11,067)    (5,285)
                                                            --------   --------
   Net income.............................................  $ 16,380   $  7,913
                                                            ========   ========
   Net income per share
        basic and assuming dilution.......................  $   0.15   $   0.07
                                                            ========   ========
   Average number of common shares outstanding - basic....   106,832    106,554
                                                            ========   ========
   Average number of common shares outstanding - diluted..   109,238    109,776
                                                            ========   ========

                 See notes to consolidated financial statements

                       CATELLUS DEVELOPMENT CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)

                                                          Three Months Ended
                                                               March 31,
                                                          -------------------
                                                            1999       1998
                                                          ---------  --------
                                                              (Unaudited)
Cash flows from operating activities:
  Net income............................................. $ 16,380   $  7,913
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Depreciation and amortization........................    9,162      8,185
    Deferred income taxes................................    6,170      3,747
    Amortization of deferred loan fees and other costs...    1,027        702
    Equity in earnings of joint ventures.................   (3,568)    (2,652)
    Operating distributions from joint ventures..........   20,961        901
    Gain on sale of operating property...................  (10,270)        --
    Cost of properties and non-strategic assets sold.....   26,023      7,259
    Expenditures for development properties..............  (51,596)   (16,311)
    Contributions to joint ventures......................      (22)        --
    Other property acquisitions..........................       --     (6,500)
    Other, net...........................................    1,520       (865)
  Change in operating assets and liabilities.............   (5,010)    (5,570)
                                                          --------   --------
Net cash provided by (used in) operating activities......   10,777     (3,191)
                                                          --------   --------
Cash flows from investing activities:
  Proceeds from sale of operating property...............   13,926         --
  Property acquisitions..................................  (16,623)        --
  Capital expenditures for investment properties.........  (43,547)   (26,920)
  Tenant improvements....................................     (538)      (757)
  Contributions to joint ventures........................   (7,854)    (1,492)
  Restricted cash for future investment..................  (11,336)      (906)
                                                          --------   --------
Net cash used in investing activities....................  (65,972)   (30,075)
                                                          --------   --------
Cash flows from financing activities:
  Borrowings.............................................   71,711     55,315
  Repayment of borrowings................................  (42,765)   (19,746)
  Distributions to minority partners.....................     (100)    (5,994)
  Proceeds from issuance of common stock.................      324        858
                                                          --------   --------
Net cash provided by financing activities................   29,170     30,433
                                                          --------   --------
Net decrease in cash and cash equivalents................  (26,025)    (2,833)
Cash and cash equivalents at beginning of period.........   52,975     17,294
                                                          --------   --------
Cash and cash equivalents at end of period............... $ 26,950   $ 14,461
                                                          ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)................. $  8,307   $  8,758
    Income taxes......................................... $     63   $  2,899

                See notes to consolidated financial statements

                       CATELLUS DEVELOPMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1999
                                  (Unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS

          Catellus Development Corporation, together with its consolidated subsidiaries, (the "Company") is a diversified real estate operating company, with a large portfolio of rental properties and developable land, that manages and develops real estate for its own account and that of others. The Company's development portfolio of industrial, residential, retail, office, and joint venture projects is primarily located in major markets in California and five other states. The Company's rental properties consist primarily of industrial facilities, along with a number of office and retail buildings located in California, Arizona, Illinois, Texas, Colorado, and Oregon. The Company also has substantial undeveloped land holdings primarily in these same states.

NOTE 2.  INTERIM FINANCIAL DATA

          The accompanying consolidated financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. Certain prior period financial data has been reclassified to conform with the current period presentation.

NOTE 3.  RESTRICTED CASH AND INVESTMENTS

     Of the total restricted cash and investments of $60.6 million at March 31, 1999, $20.1 million represents proceeds from development property sales being held in separate cash accounts at a trust company in order to preserve the Company's options of reinvesting the proceeds on a tax-deferred basis. In addition, restricted investments of $40.5 million at March 31, 1999 represent certificates of deposits used to guarantee completion of building construction and lease performance for certain properties that secure debt.

NOTE 4. INCOME PER SHARE

     Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock and equivalents outstanding during the period (see table below for effect of dilutive securities).

                                                     Three Months Ended March 31,
                                    ------------------------------------------------------------
                                                  1999                            1998
                                    -----------------------------  -----------------------------
                                                       Per Share                      Per Share
                                     Income   Shares     Amount    Income    Shares    Amount
                                     -------  -------  ----------  -------  --------  ---------
                                                   (in thousands, except per share data)
Net income applicable to
  common stockholders..............  $16,380  106,832  $     0.15  $7,913   106,554   $    0.07
Net effect of dilutive
  securities: stock options........       --    2,406  ==========      --     3,222   =========
                                     -------  -------              ------   -------
Income applicable to common
  stockholders assuming dilution...  $16,380  109,238  $     0.15  $7,913   109,776   $    0.07
                                     =======  =======  ==========  ======   =======   =========

NOTE 5.  MORTGAGE AND OTHER DEBT

      Mortgage and other debt at March 31, 1999 and December 31, 1998 are summarized as follows:

                                                       March 31,   December 31,
                                                          1999        1998
                                                       ---------   ------------
                                                           (in thousands)
First mortgage loans.................................   $555,274     $557,180
Secured revolving credit line........................    197,135      190,135
Acquisition secured promissory notes.................     33,445       34,311
Unsecured revolving credit lines.....................     34,600       24,700
Construction loans...................................     17,776        3,975
Assessment district bonds............................     20,279       19,585
Term loan - secured..................................     12,738       12,778
Secured promissory notes.............................     21,360       21,360
Other loans..........................................      9,546        9,183
                                                        --------     --------
   Total mortgage and other debt.....................   $902,153     $873,207
                                                        ========     ========
Due in one year......................................   $ 22,836     $ 10,059
                                                        ========     ========

     In March 1999, the Company assumed a variable rate (three months LIBOR plus 1.5%) secured construction loan with a total capacity of $14.4 million. This loan was assumed upon the purchase of an uncompleted building, has an outstanding balance of $8.9 million at March 31, 1999, and matures in August 2001.

     Interest costs relating to mortgage and other debt for the three-month periods ended March 31, 1999 and 1998 are summarized as follows:

                                                    Three Months Ended
                                                         March 31,
                                                 -----------------------
                                                   1999           1998
                                                 -------         -------
                                                      (in thousands)
Total interest incurred........................  $15,300         $12,545
Interest capitalized...........................   (5,894)         (2,983)
                                                 -------         -------
    Interest expensed..........................  $ 9,406         $ 9,562
                                                 =======         =======

NOTE 6.  PROPERTIES


Book value by property type at March 31, 1999 and December 31, 1998 consisted of the following:

                                                                              March 31,   December 31,
                                                                                1999         1998
                                                                             ----------   ------------
                                                                                   (in thousands)
Rental properties:
  Industrial buildings ...................................................   $  584,172    $  547,903
  Office buildings........................................................      195,938       205,024
  Retail buildings .......................................................       94,839        95,729
  Land leases (1) ........................................................       67,820        65,245
  Investment in joint ventures ...........................................      (43,906)      (48,330)
                                                                             ----------    ----------
                                                                                898,863       865,571
                                                                             ----------    ----------
Developable Properties:
  Industrial .............................................................      190,562       168,453
  Residential ............................................................       95,061        72,413
  Mixed-Use ..............................................................      296,930       294,084
  Retail, office and other ...............................................       23,084        20,532
  Natural resources ......................................................        6,447         6,445
  Properties held for sale ...............................................        9,688        10,144
  Investment in joint ventures ...........................................       45,197        62,203
                                                                             ----------    ----------
                                                                                666,969       634,274
                                                                             ----------    ----------
Work-in-process:
  Industrial .............................................................       92,523       103,456
  Residential ............................................................       45,720        34,350
                                                                             ----------    ----------
                                                                                138,243       137,806
                                                                             ----------    ----------
Other ....................................................................       23,299        22,903
                                                                             ----------    ----------
Gross book value .........................................................    1,727,374     1,660,554
Accumulated depreciation .................................................     (272,915)     (265,077)
                                                                             ----------    ----------
Net book value ...........................................................   $1,454,459    $1,395,477
                                                                             ==========    ==========

(1) This category includes approximately $36.0 million of land which the Company intends to sell.

NOTE 7.  SEGMENT REPORTING

     The Company's reportable segments are: Asset Management, Commercial Development, Residential Development and Mixed-Use Development. Each segment is evaluated on the excess of revenues over costs, exclusive of depreciation, amortization, gain on non-strategic asset sales, and income taxes. Inter-segment gains and losses are not recognized.

     Interim financial data by reportable segment is as follows:

                                                           Asset      Commercial   Residential   Mixed-Use             Consolidated
                                                         Management   Development  Development  Development  Other(a)     Total
                                                         ----------   -----------  -----------  -----------  --------  ------------
                                                                                       (in thousands)
Three Months Ended March 31, 1999
Revenues from external customers.......................  $   91,101     $4,592       $15,827      $3,065     $ 7,431     $122,016
Interest revenue.......................................          79        237           223           3         214          756
Interest expense, net of capitalized...................     (12,188)        --            --        (177)      2,959       (9,406)
Segment earnings before depreciation, amortization,
  gain on non-strategic asset sales and income taxes...      29,628         86         3,984         976         949       35,623
Depreciation and amortization..........................      (8,054)      (271)           --        (347)       (490)      (9,162)

Three Months Ended March 31, 1998
Revenues from external customers.......................      42,126      4,671         6,291       3,188        2,982      59,258
Interest revenue.......................................          37         27            --           2          146         212
Interest expense, net of capitalized...................     (10,610)        --            --        (643)       1,691      (9,562)
Segment earnings before depreciation, amortization,
  gain on non-strategic asset sales and income taxes...      20,813        157         1,646         185       (1,365)     21,436
Depreciation and amortization..........................      (7,266)      (152)           (1)       (293)        (473)     (8,185)

(a) Includes a company that manages land and other properties for third parties, disposes various properties, and corporate. None of those segments meets any of the quantitative thresholds for determining reportable segments.


NOTE 8.  COMMITMENTS AND CONTINGENCIES

          The Company is a party to a number of legal actions arising in the ordinary course of business. While the Company cannot predict with certainty the final outcome of these proceedings, management believes that, considering current insurance coverages and the substantial legal defenses available, none of these actions, when finally resolved, will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

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

          At March 31, 1999, management estimates that future costs for remediation of identified or suspected environmental contamination on operating properties and properties previously sold approximate $10.2 million and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next ten years with a substantial portion incurred over the next five years. Management also estimates that similar costs relating to the Company's properties to be developed or sold may range from $11.5 million to $30.3 million. These amounts will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years, or will be deferred and charged to cost of sales when the properties are sold. The Company's estimates were developed based on reviews that took place over several years based upon then prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Also, the Company does not generally have access to properties sold in the past that could create environmental liabilities. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability of other parties to pay some or all of such costs.

          As of March 31, 1999, the Company has outstanding standby letters of credit and surety bonds in the amount of $113 million in favor of local municipalities or financial institutions to guarantee performance on construction of real property improvements or financial obligations. Additionally, the Company guarantees 50% of a secured loan associated with a joint venture investment; the outstanding balance of the loan was $60.1 million at March 31, 1999.

NOTE 9.  RELATED PARTY TRANSACTIONS

          During the three months ended March 31, 1999, the Company acquired 148 lots entitled for residential development for $18.9 million from a joint venture in which the Company has a 33% interest. The earnings related to this transaction from the unconsolidated joint venture are deferred until the lots are sold to third parties.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

     The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 1998 Form 10-K.

Results of Operations

Comparison of the three-month periods ended March 31, 1999 and 1998

Rental Properties.  Rental revenue and property operating costs from our rental
------------------
properties for the three-month periods ended March 31, 1999 and 1998 are summarized below:



                                                   Rental Revenue                             Property Operating Costs
                                      -----------------------------------------      -----------------------------------------
                                            Three Months Ended March 31,                     Three Months Ended March 31,
                                         1999          1998         Difference           1999           1998        Difference
                                      -----------   -----------   -------------      ------------   -----------   ------------
                                                                           (in thousands)
Industrial buildings................   $  22,601     $  18,824     $  3,777            $  4,882       $  3,977      $    905
Office buildings....................       8,368         7,905          463               3,427          3,055           372
Retail buildings....................       3,437         3,371           66               1,133            953           180
Land development(1).................       2,933         2,719          214               1,914          1,745           169
Land leases.........................       4,140         2,675        1,465                 200            258           (58)
                                       ---------     ---------     --------             -------       --------      --------
                                       $  41,479    $   35,494     $  5,985            $ 11,556       $  9,988      $  1,568
                                       =========    ==========     ========            ========       ========      ========

(1) This category represents interim income-producing uses of properties intended for mixed-use development.

         Building square footage owned, square footage leased and occupancy are as follows:

                                                                   March 31,
                                         -----------------------------------------------------------
                                                     1999                           1998
                                         ----------------------------   ----------------------------
                                                          (in thousands, except percentages)
                                           Owned     Leased     %         Owned     Leased     %
                                           -----     ------    ------     ------    ------    ------

Industrial buildings................       17,658    16,516     93.5%     14,326    13,974     97.5%
Office buildings....................        1,620     1,504     92.8%      1,620     1,550     95.7%
Retail buildings....................          928       830     89.4%        928       862     92.9%
Land development(1).................        1,205     1,101     91.4%      1,220     1,001     82.0%
                                           ------    ------               ------    ------
Total(2)............................       21,411    19,951     93.2%     18,094    17,387     96.1%
                                           ======    ======               ======    ======

(1) This category represents interim income-producing uses of properties intended for mixed-use development.
(2)  Excludes property owned by joint ventures.

     The increase in revenue from industrial buildings for the three months ended March 31, 1999 as compared to the same period in 1998 is primarily attributable to the net addition of four new buildings, totaling approximately 644,000 square feet, that were added to the portfolio during the quarter, and a full quarter of operations from eleven buildings totaling approximately 2.7 million square feet that were added to the portfolio in 1998. Approximately $3.5 million of the increase is attributable to base rents and tenant pass-through for the 1999 and 1998 new properties, and an increase of $0.4 million in revenues was attributable to base rents and higher tenant pass-through charges from properties which were owned and operated for all of 1999 and 1998 ("Same Space"), offset by a decrease of $0.1 million in revenues attributable to properties sold during 1998.

     Operating costs for the industrial buildings increased by $0.9 million primarily because of operating costs and property taxes related to the new additions to the industrial portfolio.

     Rental revenue for our office portfolio increased by $0.5 million for the three months ended March 31, 1999, compared to the same period in 1998, primarily because of a one-time lease termination fee. Operating costs for office buildings increased by $0.4 million, primarily as a result of higher repairs and maintenance.

     The $1.5 million increase in revenues from land leases for the three months ended March 31, 1999, compared to the same period in 1998 is primarily attributable to land leases and other leases acquired in February, June, and September of 1998. The majority of the increase attributable to these acquisitions is not of a long-term nature, as we intend to sell approximately $36 million of these assets (see Other Sales in Other Property Activities and Fee Services below).

     In total, property operating costs were higher because of property taxes associated with the new buildings and higher operating and maintenance costs attributable to Same Space.

     Equity in earnings of operating joint ventures, net, increased by $0.7 million for the three months ended March 31, 1999, compared to the same period in 1998 primarily because of higher occupancies and room rates in our hotel joint ventures.

Other Property Activities and Fee Services. Gain on property sales was
-------------------------------------------
$14.3 million in the three months ended March 31, 1999 compared to $6.1 million for the same period in 1998, summarized as follows:


                                                                        Three Months Ended March 31,
                                                                    1999          1998         Difference
                                                               -------------  -------------  -------------
                                                                              (in thousands)
Commercial Sales:
Sales................................................           $  16,100      $  11,556      $   4,544
Cost of sales........................................              14,605          6,721          7,884
                                                                ---------      ---------      ---------
        Gain.........................................               1,495          4,835         (3,340)
                                                                ---------      ---------      ---------
Residential Sales:
Sales................................................              15,591          5,922          9,669
Cost of sales........................................              13,655          4,618          9,037
                                                                ---------      ---------      ---------
        Gain.........................................               1,936          1,304            632
                                                                ---------      ---------      ---------
Other Sales
Sales................................................              42,073             --         42,073
Cost of sales........................................              31,198             --         31,198
                                                                ---------      ---------      ---------
        Gain.........................................              10,875             --         10,875
                                                                ---------      ---------      ---------
Total gain on property sales.........................           $  14,306      $   6,139      $   8,167
                                                                =========      =========      =========

     The 1999 results from commercial sales for the three months ended March 31, 1999 include the closing of the sale of 100,000 square feet of office building space and 21.9 acres of land capable of supporting 0.5 million square feet of commercial development, as compared to 23.0 acres of land capable of supporting
0.4 million square feet of commercial development for the same period in 1998. The decrease in gain from commercial sales is primarily attributable to a 1998 land sale with low cost basis by a joint venture. In addition, residential sales include the closing of 42 homes in 1999 as compared to 12 homes in 1998.

     The 1999 results from other sales for the three months ended March 31, 1999 include a sale by one of our joint ventures of an apartment project in San Diego, California, as well as the sales of land and related land leases associated with acquisitions in the land lease portfolio during 1998, as noted above (see Cash flows from investing activities section for further discussions on acquisitions). We anticipate continued gains from land lease sales in 1999.

     We expect there will be significant variability in income generated from our other property activities (see Variability in Results section below).

     Following is a summary of sales of development property under contract but not closed as of March 31, 1999 and 1998:

                                                                      March 31,
                                                                 1999            1998
                                                            --------------  --------------
                                                                    (in thousands)
Commercial development property...........................  $   81,376        $   80,389
Residential development property                            ==========        ==========
 Owned projects
  Units...................................................  $   42,250        $   29,478
  Lots....................................................       8,348                --
                                                            ----------        ----------
                                                            $   50,598        $   29,478
                                                            ==========        ==========
  Joint venture projects - Units(1).......................  $   12,640        $   17,041
                                                            ==========        ==========

/1/ The amounts shown are 100% of the gross sales price; we are entitled to receive 25% of the net profits from an unconsolidated joint venture.

     Development and management fee income, net, for the three months ended March 31, 1999 approximated that of the same period in 1998. Over the previous two years, a major source of fee income was from a contract to manage and sell the non-railroad real estate assets of a major railroad company. As anticipated, the inventory of managed assets is now depleted, and it is expected that future management fees will decrease.

     Equity in earnings of development joint ventures, net, for the three months ended March 31, 1999, as compared to the same period in 1998, increased by $0.2 million primarily because of the increased unit sales at two residential projects in Rowland Heights, California.

Other Items on the Statement of Operations. Interest expense decreased
-------------------------------------------
approximately $0.2 million in the three months ended March 31, 1999 compared to the same period in 1998; however, total interest incurred increased $2.8 million. Increased interest expense attributable to additions to the portfolio was offset by the increase in capitalized interest related to higher development activity and lower interest rates resulting from a major refinancing completed in 1998. During the three months ended March 31, 1999, the average number of square feet of commercial development under construction was 4.7 million as compared to 3.7 million during the same period in 1998. Additionally, we have started construction on 79 residential units thus far in 1999 as compared to 21 units during the same period in 1998 from our projects and projects of consolidated joint ventures.

     Following is a summary of interest incurred:


                                                        Three Months Ended March 31,
                                            -----------------------------------------------------
                                                1999                1998             Difference
                                            ------------        ------------       --------------
                                                              (in thousands)
Total interest incurred  ................    $ 15,300            $ 12,545           $  2,755
Interest capitalized ....................      (5,894)             (2,983)            (2,911)
                                             --------            --------           --------
Interest expensed .......................    $  9,406            $  9,562           $   (156)
                                             ========            ========           ========

     General and administrative expense increased by $0.6 million for the three months ended March 31, 1999 as compared to the same period in 1998 primarily because of the increase in the overall activities.

     The increase in gain on sales of non-strategic assets from the three months ended March 31, 1999 compared to the same period in 1998 is summarized as follows:

                                                        Three Months Ended March 31,
                                            -----------------------------------------------------
                                                1999                1998             Difference
                                            ------------        ------------       --------------
                                                               (in thousands)
Sales....................................   $   1,329           $      293         $   1,036
Cost of Sales............................         343                  346                (3)
                                            ---------           ----------         ---------
     Gain (loss).........................   $     986           $      (53)        $   1,039
                                            =========           ==========         =========

     In 1995, we began an accelerated program of selling non-strategic assets, with the proceeds intended to pay down a portion of existing debt and fund new development. From 1995 through March 31, 1999, we sold $260 million of non-strategic assets. The most significant remaining non-strategic asset is our approximately 782,000-acre desert and agricultural portfolio.

     In February of 1999, we signed an agreement with a non-profit conservation group to sell and donate up to 437,000 acres of desert holdings and 20,000 acres of severed mineral rights to the conservation group or the federal government for a total cash consideration of up to $54.6 million. This sale will generate a significant gain when completed; however, the sale and its potential gain are contingent upon the completion of due diligence by the appropriate parties and funding by both the conservation group and the federal government. In April 1999, we received an initial deposit of $5.0 million from the conservation group. The remainder of the transaction is expected to close by early 2000.
The closing schedule is subject to federal government appropriations of up to $36.0 million from the Land and Water Conservation Fund. However, if the government funds are not appropriated, the agreement provides for a partial closing on the portion of the transaction covered by private funds.

     In addition, we plan to exchange our land for land of equal value managed by the U.S. Bureau of Land Management in order to consolidate our desert land holdings. Additional non-strategic sales are expected to be substantially lower than the levels of the past three years.

     Other, net, changed by $1.1 million in the three months ended March 31, 1999 compared to the same period in 1998 primarily because of the $0.7 million decrease in professional fees, and a net $0.4 million increase in interest income generated by higher restricted funds (tax-deferred sales and financing deposits) and other income for the three months ended March 31, 1999 as compared to the same period in 1998.

Variability in Results
----------------------

     Although we have a large portfolio of rental properties that provides relatively constant operating results, our earnings from period to period will be affected by the nature and timing of acquisitions and sales of property and sales of non-strategic assets. Many of our projects require a lengthy process to complete the development cycle before they are sold. Additionally, sales of non-strategic assets are difficult to predict and are generally subject to lengthy negotiations and contingencies that need to be resolved before closing. These factors tend to "bunch" income in particular periods rather than producing a more even pattern throughout the year. In addition, gross margins may vary significantly as the mix of property varies. The cost basis of the properties sold varies because (i) a number of properties have been owned for many decades; while some properties were acquired within the last ten to fifteen years; (ii) properties are owned in various geographical locations; and, (iii) development projects have varying infrastructure costs and build-out periods.

Earnings Before Depreciation and Deferred Taxes ("EBDDT")

     We use a supplemental performance measure, EBDDT, along with net income, to report our operating results. EBDDT is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Additionally, EBDDT is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. However, we believe that EBDDT provides relevant information about our operations and is useful, along with net income, for an understanding of our operating results.

     EBDDT is calculated by making various adjustments to net income. Depreciation, amortization and deferred income taxes are excluded from EBDDT as they represent non-cash charges. In addition, gains on the sale of non-strategic assets and extraordinary items, including their current tax effect, represent unusual and/or non-recurring items and are excluded from the EBDDT calculation.

     Net income is reconciled to EBDDT as follows:


                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                               1999           1998
                                                                           -----------     ------------
                                                                                 (in thousands)
Net income applicable to common stockholders..........................       $ 16,380       $  7,913
   Depreciation and amortization......................................          9,162          8,185
   Deferred income taxes..............................................          6,170          3,747
   (Gain) loss on non-strategic asset sales...........................           (986)            53
                                                                             --------       --------
Earnings before depreciation and deferred taxes.......................       $ 30,726       $ 19,898
                                                                             ========       ========

Average number of common shares outstanding - basic...................        106,832        106,554
                                                                             ========       ========

Average number of common shares outstanding - diluted.................        109,238        109,776
                                                                             ========       ========

     The $10.8 million increase in EBDDT for the first quarter in 1999 compared to the same period in 1998 was primarily because of an increase in gain on property sales and improved operating results from rental properties, partially offset by higher current income taxes.


Liquidity and Capital Resources

Cash flows from operating activities

     Cash provided by (used in) operating activities reflected in the statement of cash flows for the three months ended March 31, 1999 and 1998 was $10.8 million and $(3.2) million, respectively. The change is primarily attributable to sales of commercial, residential, and other properties of $34.1 million and $17.5 million for the three months ended March 31, 1999 and 1998, respectively. Sales of non-strategic assets were $1.3 million and $0.3 million for the three months ended March 31, 1999 and 1998, respectively. These increases are offset by the increase in capital expenditures, which are included in the schedule of capital expenditures in the following discussion of Capital expenditures from investing activities. Cash generated from rental properties increased principally because of the addition of new buildings.

Cash flows from investing activities

     Net cash used in investing activities reflected in the statement of cash flows for the three months ended March 31, 1999 and 1998 was $65.9 million and $30.1 million, respectively. The increase between 1999 and 1998 is because of a $16.6 million increase in capital expenditures (primarily attributable to $9.1 million for infrastructure and $6.7 million for construction and building improvements) and a $16.6 million increase in commercial property acquisitions. The increase is also due to a $10.4 million increase in short-term investments and restricted cash. Included in the restricted cash and investment balance is $20.1 million of proceeds from property sales held in separate accounts at a trust company in order to preserve our options of reinvesting the proceeds on a tax-deferred basis. These increases were offset by the proceeds of $13.9 million from the sale of an apartment project by one of our joint ventures.

     Capital expenditures include the following:


                                                                                            Three Months Ended March 31,
                                                                                     ----------------------------------------
                                                                                         1999          1998        Difference
                                                                                     ------------  ------------  -------------
                                                                                                   (in thousands)
Capital Expenditures From Operating Activities (1)

Capital expenditures for residential and industrial development properties...          $ 26,641      $ 14,604      $ 12,037
Residential property acquisitions............................................            21,804            --        21,804
Capitalized interest and property tax........................................             3,151         1,707         1,444
                                                                                       --------      --------      --------
   Expenditures for development properties...................................            51,596        16,311        35,285
Other property acquisitions..................................................                 -         6,500        (6,500)
                                                                                       --------      --------      --------
   Capital expenditures in cash flows from operating activities..............            51,596        22,811        28,785
   Seller-financed acquisition...............................................                --        26,000       (26,000)
                                                                                       --------      --------      --------
   Total capital expenditures in operating activities........................            51,596        48,811         2,785
                                                                                       --------      --------      --------

Capital Expenditures From Investing Activities (2)

Construction and building improvements.......................................            23,005        16,258         6,747
Predevelopment...............................................................             1,899         3,939        (2,040)
Infrastructure and other.....................................................            14,376         5,278         9,098
Capitalized interest and property tax........................................             4,267         1,445         2,822
                                                                                       --------      --------      --------
   Capital expenditures for investment properties............................            43,547        26,920        16,627
Commercial property acquisitions.............................................            16,623             -        16,623
Tenant improvements..........................................................               538           757          (219)
                                                                                       --------      --------      --------
   Capital expenditures in investing activities..............................            60,708        27,677        33,031
                                                                                       --------      --------      --------
Total Capital Expenditures...................................................          $112,304      $ 76,488      $ 35,816
                                                                                       ========      ========      ========


(1) This category includes capital expenditures for properties the Company intends to build to sell.
(2) This category includes capital expenditures for properties the Company intends to hold for its own account.

  Capital expenditures for residential and industrial development properties -- relates to the development of residential and industrial for-sale development properties. The increase from 1998 to 1999 is primarily because of the increase in both residential and industrial for-sale development activity.

  For the three months ended March 31, 1999, we started construction on 79 residential units and completed 50 units compared to 21 starts and 15 completions during the same period in 1998 including our consolidated joint venture projects.

  Construction and building improvements -- relates primarily to development of new commercial properties held for lease and improvements to existing buildings. Development activity is summarized below:


                                                                           Three Months Ended March 31,
                                                                      --------------------------------------
                                                                          1999                      1998
                                                                      -------------            -------------
                                                                                  (in square feet)
Under construction, beginning of period...........................      5,036,500                3,774,000
Construction starts...............................................        341,000                  100,000
Completed - retained in portfolio.................................       (640,000)                     -
Completed - design/build or sold..................................       (353,000)                (235,000)
                                                                        ---------                ---------
Under construction, end of period.................................      4,384,500(1)             3,639,000
                                                                        =========                =========
Contracts signed, construction not started........................        484,250                  884,000
                                                                        =========                =========

(1) This includes 905,000 square feet of development that will be sold upon completion, 258,000 square feet of "design/build" development for third party owners, and 3,221,500 square feet that will be added to our portfolio upon completion.

     Property Acquisitions--For the three months ended March 31, 1999 and 1998, we invested approximately $37.8 million and $6.5 million, respectively, in the acquisition of new property directly or through joint ventures.

 .    Residential Acquisitions--For the three months ended March 31, 1999, we invested approximately $21.2 million in the acquisitions of residential development property directly or through joint ventures. These acquisitions will support up to 182 homes.

 .    Commercial Acquisitions--For the three months ended March 31,1999, we invested approximately $16.6 million in the acquisitions of entitled commercial development land and a partially completed industrial building. These acquisitions added approximately 1.2 million square feet of potential industrial development in Grand Prairie, Texas, and 0.5 million square feet in the industrial development portfolio in Romeoville, Illinois.

     Predevelopment--relates to amounts incurred in obtaining entitlements for our major mixed-use project, the Mission Bay project in San Francisco, California, and our Fleet Industrial Supply Center, Alameda Annex, project in Alameda, California.

     Infrastructure and other--primarily represents infrastructure costs incurred in connection with our major mixed-use and development projects. The increase in 1999 compared to 1998 relates primarily to the Woodridge, Illinois; the Denver, Colorado; the Portland, Oregon; and the Mission Bay in San Francisco projects.

     Capitalized interest and property taxes--represents interest and property taxes capitalized to our development projects. The increase in 1999 compared to 1998 is because of the significant increase in construction activity, as noted above.

Cash flows from financing activities

     Net cash provided by financing activities reflected in the statement of cash flows decreased by $1.3 million in 1999 compared to 1998. This decrease is primarily because of $6.6 million lower in net borrowings used to finance development projects and a $0.5 million decrease in proceeds from the exercise of stock options, offset by a $5.9 million decrease in distributions to minority partners.

Capital commitments

     As of March 31, 1999, we had outstanding standby letters of credit and surety bonds in the amount of $113.0 million in favor of local municipalities or financial institutions to guarantee performance on construction of real property improvements or financial obligations.

     As of March 31, 1999, we had approximately $76.8 million in total commitments for capital expenditures. These commitments are primarily to fund the construction of industrial development projects, predevelopment costs and re-leasing costs, and to fund the construction of residential developments.

Cash balances, available borrowings and capital resources

     As of March 31, 1999, we had $27.0 million in cash and cash equivalents, and $60.6 million in restricted cash and investments. In addition, we had available $41.3 million under our secured revolving credit facility and secured construction line of credit.

     Our residential subsidiary had a $60 million line of credit facility at March 31, 1999. This facility was increased to $80 million on April 18, 1999. The borrowing capacity at any point in time varies as property and homes are acquired, built and sold. At March 31, 1999 the capacity was $34.7 million, of which $34.6 was drawn. Consequently, an additional $45.4 million of liquidity is available, provided the appropriate collateral level is achieved to increase the borrowing capacity.

     Our short- and long-term liquidity and capital resources requirements will be provided from three sources: (1) ongoing operating income from rental properties, (2) proceeds from sales of development property, other property and non-strategic assets, and (3) additional debt. As noted above, a secured revolving line of credit is available to us for meeting liquidity requirements. Our ability to meet mid- and long-term capital requirements is dependent upon the ability to obtain additional financing for new construction, acquisitions, and currently unencumbered properties. There is no assurance that this financing can be obtained at this time.

     Debt covenants--Certain loan agreements contain restrictive financial covenants, the most restrictive of which require our debt coverage ratio to be at least 1.60:1, require stockholders' equity to be no less than $419 million, and require that we maintain certain other specified financial ratios. We were in compliance with all such covenants at March 31, 1999.

Environmental Matters

     Many of our properties are in urban and industrial areas and may have been leased to or previously owned by commercial and industrial companies that may have discharged hazardous materials. We incur on-going environmental remediation costs, and legal costs relating to clean-up, defense of litigation and the pursuit of responsible third parties. Costs incurred in connection with operating properties and with properties previously sold are expensed. As of March 31, 1999, we have provided a reserve of $10.2 million for such costs. These costs are expected to be incurred over an estimated ten-year period, with a substantial portion incurred over the next few years (see Note 8 of the accompanying consolidated financial statements for further discussions).

     Costs incurred for properties to be sold are deferred and will be charged to cost of sales when the properties are sold. Costs relating to undeveloped properties are capitalized as part of development costs. At March 31, 1999,our estimate of potential liability for identified environmental costs relating to properties to be developed or sold ranged from $11.5 million to $30.3 million. These costs generally will be capitalized as they are incurred over the course of the estimated development period of approximately 20 years. Environmental costs capitalized during 1999 totaled $0.3 million.

     While we or outside consultants have evaluated the environmental liabilities associated with most of the properties currently owned by us, any evaluation necessarily is based upon then-prevailing law, identified site conditions and the use of sampling methodologies. Also, we do not generally have access to properties sold in the past, which could create environmental liabilities. We monitor our exposure to environmental costs on a regular basis. Although an unexpected event could have a material impact on the results of operations for any period, we do not believe that such costs for identified liabilities will have a material adverse effect on our financial position, results of operations or cash flows.

Year 2000 Readiness

     Overview. To address the potential effects of the Year 2000 problem (the inability of some hardware and software to distinguish the year 2000 from the year 1900), we have adopted a program (the "Program") that examines three areas:

     .    Our information systems, including hardware and software ("I.S.");
     . Our non-I.S. systems that use date-sensitive technology ("Embedded Technology"); and
     .    Third parties with whom we do business ("Third Parties").

     For each area, the Program has three phases:

     .    Phase 1, Inventory:  Develop a list of potentially affected functions;
     . Phase II, Assessment and planning: Assess the nature and severity of the problem and determine necessary corrective action; and
     . Phase III, Remediation and testing: Implement any necessary corrective action and test the results.

     Information Systems. A failure of systems such as our telephones or computer network could materially impair our ability to perform essential business functions, such as the collection of revenue, payment of debts, and communications generally.

     We have substantially completed Phases I and II of the Program for I.S., and Phase III is currently underway. Since January 1997, we have ensured that all regularly scheduled I.S. replacements and upgrades are Year 2000 compliant. From January 1, 1997, through March 31, 1999, we spent approximately $1.2 million on I.S. improvements, upgrades and replacements. For the remainder of 1999, we may spend up to approximately $1.6 million on I.S. improvements, upgrades and replacements. Substantially all of these expenditures are primarily for business purposes other than addressing Year 2000 issues. In 1999, we expect to spend approximately $175,000 on testing and upgrades specifically related to the Year 2000 issue. No significant planned I.S. projects have been deferred because of the Program.

     We believe that, with these improvements, upgrades and replacements, the Year 2000 problem will not significantly affect its I.S. If planned improvements, upgrades and replacements are not timely completed (for example, because of a scarcity of Year 2000 compliant products), the Year 2000 problem could have a material impact on us. Nonetheless, we believe that our plans for resolving the Year 2000 problem with respect to I.S. are adequate and that we will not need to develop contingency plans.

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

     In December 1998, we completed an inventory of Embedded Technology in those systems for which we are responsible in our approximately 250 buildings. Phases II and III are currently underway. In February 1999, we engaged an engineering firm to conduct an analysis of embedded technology in a sampling of buildings. Based on the results of their work, we have engaged them to perform similar analyses of our higher risk buildings nationwide. While we are currently unable to estimate the costs we will incur in Phases II and III, we expect that these costs will not exceed $1,000,000. We expect to substantially complete this work in August 1999, with the remaining work to be completed in October 1999. If necessary, contingency planning is scheduled for the third quarter of 1999. Meanwhile, we have incorporated Year 2000 compliance in our due diligence for any acquisition of property.

     Third Parties. We depend on a wide variety of Third Parties. To the extent that Third Parties are unable to perform because of their own Year 2000 problems, we may be adversely affected. Because of the speculative nature of these risks, it is not possible to estimate their financial impact on us. Third Parties on whom we depend include:

     .    Customers, such as tenants and buyers of properties;
     .    Suppliers of goods, services or capital; and
     . Regulatory bodies, such as government agencies from whom we must obtain permits in order to proceed with our projects.

     In the third quarter of 1998, we began identifying and prioritizing Third Parties and communicating with them about their approach to the Year 2000 problem. This phase is expected to be substantially complete by second quarter of 1999. We have initiated more detailed evaluations of the most critical Third Parties. If necessary, these evaluations will be followed, where possible, by the development of contingency plans, scheduled for second and third quarters of 1999. In most cases, we must rely primarily on statements from Third Parties as to their Year 2000 readiness and will not attempt any independent verification. Because the systems of Third Parties are outside our control, the remediation and testing phase of the Program is not applicable to Third Parties.

     This area of the Program is being undertaken by our employees and is not expected to involve significant additional expenditures or to delay any of our other work significantly.

     Summary. The Program schedule is subject to change depending on future developments, including delays by Third Parties. A failure to correct significant Year 2000 problems could impair our ability to conduct our business and could affect our financial performance. Because of the general uncertainty inherent in the Year 2000 problem and the uncertainty about the Year 2000 readiness of Third Parties, we cannot determine whether there will be a material impact on its results of operations, liquidity, or financial condition. We believe that the Program will significantly reduce the risk of interruption of our business operations.

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

     We caution that these forward-looking statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to risks and uncertainties that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by these statements. In particular, among the factors that could cause actual results to differ materially are:

     . Changes in the real estate market or in general economic conditions in the areas in which we own property
     .    Competition in the real estate industry
     . Changes in tax laws and other circumstances that affect our ability to control the timing and recognition of deferred tax liability
     . Availability of financing to meet our capital needs, the variability of interest rates, and our ability to use our collateral to secure loans
     . Delay in receipt of or denial of government approvals and entitlements for development projects, and other political and discretionary government decisions affecting the use of or access to land
     . Exposure of our assets to damage from natural occurrences such as earthquakes and weather conditions that affect the progress of construction
     . Liability for environmental remediation at properties owned or formerly owned by us or our predecessors
     .    Changes in the cost of land and building materials
     .    Our ability to recruit and retain or replace key personnel
     .    Limitations on or challenges to title to our properties
     . Risks related to the performance, interests, and financial strength of our joint venture projects

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) EXHIBITS

             An Exhibit Index follows the signatures below.

                                  SIGNATURES


     Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                CATELLUS DEVELOPMENT CORPORATION



Date:         May 17, 1999       By:   /s/  Stephen P. Wallace
        ----------------------        -------------------------
                                      Stephen P. Wallace
                                      Executive Vice President
                                      Chief Financial Officer
                                      Principal Financial Officer



Date:         May 17, 1999       By:   /s/  Paul A. Lockie
        ----------------------        ---------------------
                                      Paul A. Lockie
                                      Vice President and Controller
                                      Principal Accounting Officer

                                 EXHIBIT INDEX


   3.1    Form of Restated Certificate of Incorporation of the Registrant (1)

   3.1A   Amendment to Restated Certificate of Incorporation of the Registrant
          (6)

   3.2 Form of Certificate of Designations, Preferences and Rights of $3.25 Series A Cumulative Convertible Preferred Stock (2)

   3.3    By-Laws, as amended*

   3.4 Form of Certificate of Designations, Preferences and Rights of $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock (6)

   4.1 Amended and Restated Line of Credit Loan Agreement among Catellus Development Corporation, Bank of America National Trust and Savings Association as Arranger and Administrative Agent, The First National Bank of Chicago as Documentation Agent, and The Other Financial Institutions Party Hereto, dated as of October 28, 1998 (12)

   4.2 Loan Agreement by and between Catellus Finance 1, L.L.C and Prudential Mortgage Capital Company, Inc. dated as of October 28, 1998 (12)

   4.3 Loan Agreement dated as of October 28, 1996 between the Registrant and Bank of America National Trust and Savings Association (10)

   10.1 Exploration Agreement and Option to Lease dated December 28, 1989 between the Registrant and Santa Fe Pacific Minerals Corporation (1)

   10.2 Registration Rights Agreement dated as of December 29, 1989 among the Registrant, BAREIA, O&Y and Itel (1)

   10.2A Letter Agreement dated November 14, 1995 between the Registrant and California Public Employees' Retirement System (9)

   10.3 Restated Tax Allocation and Indemnity Agreement dated December 29, 1989 among the Registrant and certain of its subsidiaries and Santa Fe Pacific Corporation ("SFP")(1)

   10.4 State Tax Allocation and Indemnity Agreement dated December 29, 1989 among the Registrant and certain of its subsidiaries and SFP (1)

   10.5   Registrant's Incentive Stock Compensation Plan (3)

   10.6 Termination, Substitution and Guarantee Agreement between ATSF and the Registrant dated December 21, 1990(4)

   10.7   Registrant's Amended and Restated 1991 Stock Option Plan (11)

   10.8   Registrant's amended and Restated Executive Stock Option Plan (11)

   10.9 Form of First Amendment to Registration Rights Agreement among the Registrant, BAREIA, O&Y and Itel (5)

   10.10 Amended and Restated Executive Employment Agreement dated as of November 29, 1995 between the Registrant and Nelson C. Rising (9)

   10.11 Executive Employment Agreement dated February 10, 1995 between the Registrant and Timothy J. Beaudin (8)

   10.12 Employment Agreement dated July 24, 1996 between the Registrant and Stephen P. Wallace (9)

   10.13  Registrant's Amended and Restated 1995 Stock Option Plan (11)

   10.14  Registrant's Amended and Restated 1996 Performance Award Plan *

   10.15 Employment Agreement dated February 1, 1996 between the Registrant and Ira Yellin (10)

   10.16 Letter Agreement dated February 1, 1996 between the Registrant and Ira Yellin (10)

   10.17  Amended and Restated Employment Agreement dated September 16, 1997
          between the Registrant   and Kathleen Smalley (11)

   10.18 Letter Agreement dated November 16, 1996 between the Registrant and Steve Wallace (10)

   10.19 Letter Agreement dated November 16, 1996 between the Registrant and Timothy Beaudin (10)

   10.20 Office lease dated November 22, 1996 between Bradbury Associates, L.P. and the Registrant (10)

   10.21  Registrant's Deferred Compensation Plan (11)

   10.22 Letter Agreement dated November 14, 1997 between the Registrant and Doug Gardner (12)

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

(10)Incorporated by reference to the Form 10-K for the year ended December 31, 1996.

(11)Incorporated by reference to the Form 10-K for the year ended December 31, 1997.

(12)Incorporated by reference to the Form 10-K for the year ended December 31, 1998

    (b) No reports on Form 8-K were filed during the quarter for which the report is filed.