Form 10-Q
period 1999-06-30
CATELLUS DEVELOPMENT CORP
filed 1999-08-13
CIK 865937

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  -----------

                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   For the quarter ended June 30, 1999       Commission file number 0-18694


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of August 11, 1999, there were 107,090,603 issued and outstanding shares of the registrant's common stock, $.01 par value per share.

================================================================================

                         CATELLUS DEVELOPMENT CORPORATION

                                      INDEX

                                                                                                  Page No.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)
                  Consolidated Balance Sheet as of June 30, 1999 and December 31, 1998............   2

                  Consolidated Statement of Operations for the three months and six months ended
                   June 30, 1999 and 1998.........................................................   3

                  Consolidated Statement of Cash Flows for the six months ended
                   June 30, 1999 and 1998.........................................................   4

                  Notes to Consolidated Financial Statements......................................   5

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations............................................  10

PART II. OTHER INFORMATION........................................................................  23

SIGNATURES........................................................................................  24

EXHIBIT INDEX.....................................................................................  25

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                       CATELLUS DEVELOPMENT CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                (In thousands)

                                                                                             June 30,      December 31,
                                                                                               1999            1998
                                                                                           -----------     ------------
                                                                                           (Unaudited)
Assets
     Properties.....................................................................        $1,794,700       $1,660,554
     Less accumulated depreciation..................................................          (281,057)        (265,077)
                                                                                            ----------       ----------
                                                                                             1,513,643        1,395,477

     Other assets and deferred charges, net.........................................            87,978           80,240
     Notes receivable, less allowance...............................................            21,906           15,275
     Accounts receivable, less allowance............................................            27,958           32,289
     Restricted cash and investments................................................           104,122           49,284
     Cash and cash equivalents......................................................            23,798           52,975
                                                                                            ----------       ----------
               Total................................................................        $1,779,405       $1,625,540
                                                                                            ==========       ==========

Liabilities and stockholders' equity
     Mortgage and other debt........................................................        $  920,614       $  873,207
     Accounts payable and accrued expenses..........................................            83,789           81,951
     Deferred credits and other liabilities.........................................            48,786           40,608
     Deferred income taxes..........................................................           151,118          138,533
                                                                                            ----------       ----------
               Total liabilities....................................................         1,204,307        1,134,299
                                                                                            ----------       ----------
     Minority interests.............................................................            47,902            1,012
                                                                                            ----------       ----------
     Commitments and contingencies (Note 8)

     Stockholders' equity
            Common stock - 107,070 and 106,808 shares issued at June 30, 1999 and
             December 31, 1998, respectively........................................             1,071            1,068
            Paid-in capital.........................................................           482,413          479,636
            Accumulated earnings....................................................            43,712            9,525
                                                                                            ----------       ----------
               Total stockholders' equity...........................................           527,196          490,229
                                                                                            ----------       ----------
                    Total...........................................................        $1,779,405       $1,625,540
                                                                                            ==========       ==========

                 See notes to consolidated financial statements

                        CATELLUS DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)

                                                               Three Months Ended June 30,      Six Months Ended June 30,
                                                               ---------------------------     --------------------------
                                                                  1999             1998            1999           1998
                                                               -----------      ----------     -----------    -----------
                                                                       (Unaudited)                     (Unaudited)
Rental properties
   Rental revenue...........................................      $ 41,291        $ 37,786        $ 82,770       $ 73,280
   Property operating costs.................................       (11,256)        (10,085)        (22,812)       (20,073)
   Equity in earnings of operating joint ventures, net......         3,153           2,986           6,589          5,680
                                                                  --------        --------        --------       --------
                                                                    33,188          30,687          66,547         58,887
                                                                  --------        --------        --------       --------
Other property activities and fee services
   Gain on property sales...................................        10,338           3,957          24,644         10,096
   Development and management fee income, net...............         1,299           2,388           1,970          3,143
   Equity in earnings of development joint ventures, net....         4,287             158           4,419            116
   Land holding costs, net..................................          (464)           (698)           (769)        (1,105)
                                                                  --------        --------        --------       --------
                                                                    15,460           5,805          30,264         12,250
                                                                  --------        --------        --------       --------
Interest expense............................................        (9,640)        (10,447)        (19,046)       (20,009)
Depreciation and amortization...............................        (9,422)         (8,586)        (18,584)       (16,771)
General and administrative expense..........................        (3,749)         (3,089)         (7,593)        (6,363)
Gain on non-strategic asset sales...........................         2,904           4,423           3,890          4,370
Other, net..................................................         1,087             802           1,797            429
                                                                  --------        --------        --------       --------
Income before income taxes..................................        29,828          19,595          57,275         32,793
                                                                  --------        --------        --------       --------
Income tax expense
     Current................................................        (4,313)         (2,052)         (9,210)        (3,590)
     Deferred...............................................        (7,708)         (5,800)        (13,878)        (9,547)
                                                                  --------        --------        --------       --------
                                                                   (12,021)         (7,852)        (23,088)       (13,137)
                                                                  --------        --------        --------       --------
   Net income...............................................      $ 17,807        $ 11,743        $ 34,187       $ 19,656
                                                                  ========        ========        ========       ========
   Net income per share
      Basic.................................................         $0.17           $0.11           $0.32          $0.18
                                                                  ========        ========        ========       ========
      Assuming dilution.....................................         $0.16           $0.11           $0.31          $0.18
                                                                  ========        ========        ========       ========

   Average number of common shares outstanding - basic......       106,974         106,675         106,903        106,615
                                                                  ========        ========        ========       ========
   Average number of common shares outstanding - diluted....       109,350         109,713         109,264        109,745
                                                                  ========        ========        ========       ========

                 See notes to consolidated financial statements

                        CATELLUS DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                                                Six Months Ended
                                                                                                                    June 30,
                                                                                                            ------------------------
                                                                                                               1999          1998
                                                                                                            -----------    ---------
                                                                                                                   (Unaudited)
Cash flows from operating activities:
     Net income.................................................................................             $  34,187     $ 19,656
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
          Depreciation and amortization.........................................................                18,584       16,771
          Deferred income taxes.................................................................                13,878        9,547
          Amortization of deferred loan fees and other costs....................................                 2,184        1,363
          Equity in earnings of joint ventures..................................................               (11,008)      (5,796)
          Operating distributions from joint ventures...........................................                26,905        4,875
          Gain on sale of operating property....................................................               (10,270)      (3,650)
          Cost of properties and non-strategic assets sold......................................                81,473       21,471
          Expenditures for development properties...............................................              (136,464)     (64,099)
          Other property acquisitions...........................................................                  (289)      (9,214)
          Other, net............................................................................                   351       (1,602)
     Change in operating assets and liabilities.................................................                (1,343)       8,486
                                                                                                             ---------     --------
Net cash provided by (used in) operating activities.............................................                18,188       (2,192)
                                                                                                             ---------     --------
Cash flows from investing activities:
     Proceeds from sale of operating property...................................................                13,926        3,691
     Property acquisitions......................................................................               (17,709)     (13,800)
     Capital expenditures for investment properties.............................................               (73,067)     (45,432)
     Tenant improvements........................................................................                (1,140)        (461)
     Contributions to joint ventures............................................................                (9,627)      (2,624)
     Restricted cash for future investment......................................................               (54,838)      (6,925)
                                                                                                             ---------     --------
Net cash used in investing activities...........................................................              (142,455)     (65,551)
                                                                                                             ---------     --------
Cash flows from financing activities:
     Borrowings.................................................................................               156,460      148,871
     Repayment of borrowings....................................................................              (110,208)     (77,199)
     Contributions from minority partners.......................................................                50,000          797
     Distributions to minority partners.........................................................                (3,110)      (5,999)
     Proceeds from issuance of common stock.....................................................                 1,948        1,879
                                                                                                             ---------     --------
Net cash provided by financing activities.......................................................                95,090       68,349
                                                                                                             ---------     --------
Net (decrease) increase in cash and cash equivalents............................................               (29,177)         606
Cash and cash equivalents at beginning of period................................................                52,975       17,294
                                                                                                             ---------     --------
Cash and cash equivalents at end of period......................................................             $  23,798     $ 17,900
                                                                                                             =========     ========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest (net of amount capitalized)..................................................             $  16,910     $ 18,357
          Income taxes..........................................................................             $   6,670     $  5,813

                 See notes to consolidated financial statements

                        CATELLUS DEVELOPMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS

     Catellus Development Corporation, together with its consolidated subsidiaries (the "Company") is a diversified real estate operating company with a large portfolio of rental properties and developable land that manages and develops real estate for its own account and that of others (interests of third parties are separately reflected as minority interests in the accompanying balance sheet). The Company's development portfolio of industrial, residential, retail, office, and joint venture projects is primarily located in major markets in California and five other states. The Company's rental properties consist primarily of industrial facilities, along with a number of office and retail buildings, located in California, Arizona, Illinois, Texas, Colorado, and Oregon. The Company also has substantial undeveloped land holdings primarily in these same states.

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

NOTE 3.  RESTRICTED CASH AND INVESTMENTS

     Of the total restricted cash and investments of $104.1 million at June 30, 1999, $33.6 million represents proceeds from development property sales being held in separate cash accounts at trust companies in order to preserve the Company's options of reinvesting the proceeds on a tax-deferred basis. In addition, restricted investments of $26.5 million at June 30, 1999 represent certificates of deposits used to guarantee completion of building construction and lease performance for certain properties that secure debt, and $44.0 million represents funds which will become available to the Company, once adequate collateral is identified and provided to the issuing party.


NOTE 4.  INCOME PER SHARE

     Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock and equivalents outstanding during the period (see table below for effect of dilutive securities).

                                                                               Three Months Ended June 30,
                                                      ---------------------------------------------------------------------
                                                                   1999                                 1998
                                                      -------------------------------      --------------------------------
                                                        Net                 Per Share        Net                  Per Share
                                                      Income      Shares     Amount        Income      Shares      Amount
                                                      -------    -------    ---------      -------     ------     ---------
                                                                        (In thousands, except per share data)
Net income........................................    $17,807    106,974      $0.17        $11,743     106,675       $0.11
                                                                              =====                                  =====
Net effect of dilutive securities:
  stock options...................................         --      2,376                        --       3,038
                                                      -------    -------                   -------     -------
Net income assuming dilution......................    $17,807    109,350      $0.16        $11,743     109,713       $0.11
                                                      =======    =======      =====        =======     =======       =====

                                                                                 Six Months Ended June 30,
                                                      ---------------------------------------------------------------------
                                                                   1999                                 1998
                                                      -------------------------------      --------------------------------
                                                        Net                 Per Share        Net                  Per Share
                                                      Income      Shares     Amount        Income      Shares      Amount
                                                      -------    -------    ---------      -------     ------     ---------
                                                                        (In thousands, except per share data)
Net income........................................    $34,187    106,903      $0.32        $19,656     106,615       $0.18
                                                                              =====                                  =====
Net effect of dilutive securities:
  stock options...................................         --      2,361                        --       3,130
                                                      -------    -------                   -------     -------
Net income assuming dilution......................    $34,187    109,264      $0.31        $19,656     109,745       $0.18
                                                      =======    =======      =====        =======     =======       =====


NOTE 5.  MORTGAGE AND OTHER DEBT

     Mortgage and other debt at June 30, 1999 and December 31, 1998 are summarized as follows:

                                                               June 30,             December 31,
                                                                 1999                   1998
                                                               ----------           -------------
                                                                         (In thousands)
First mortgage loans.............................                $558,011              $557,180
Secured revolving credit line....................                 161,135               190,135
Acquisition secured promissory notes.............                  32,855                34,311
Unsecured revolving credit lines.................                  54,100                24,700
Construction and acquisition loans - secured......                 43,950                 3,975
Assessment district bonds........................                  21,029                19,585
Term loan - secured..............................                  12,697                12,778
Secured promissory notes.........................                  27,332                21,360
Other loans......................................                   9,505                 9,183
                                                                 --------              --------
     Total mortgage and other debt...............                $920,614              $873,207
                                                                 ========              ========
Due in one year..................................                $ 53,741              $ 10,059
                                                                 ========              ========

     In April 1999, the residential subsidiary increased its variable rate (prime or LIBOR plus 1.5%) $60 million unsecured line of credit facility to $80 million. The borrowing capacity at any point in time varies as property and homes are acquired, built, and sold. At June 30, 1999, the capacity was $60.0 million, of which $54.1 million was drawn. This line matures on October 1, 2000.

     In May 1999, the Company closed a variable rate (three months LIBOR plus 1.8%) secured construction loan with a total capacity of $14.0 million. This loan had an outstanding balance of $9.0 million at June 30, 1999, and matures in November 2000.

     In May 1999, the residential subsidiary closed a variable rate (prime plus 0.50%) secured construction loan with a total capacity of $11.5 million. This loan had an outstanding balance of $1.5 million at June 30, 1999, and matures in May 2001.

     In June, 1999, the residential subsidiary closed a variable rate (prime plus 0.50%) secured acquisition loan with a total capacity of $20.4 million. This loan had an outstanding balance of $19.7 million at June 30, 1999, and matures in November 1999.

     In June 1999, the remaining $4.6 million of the 1998 6.65% first mortgage loans was funded as collateral provisions were met. Effective rate is 6.81% when considering financing costs.

     In June 1999, in connection with acquisitions of land and land leases, a subsidiary of the Company issued $1.2 million of secured promissory notes. The Company intends to sell these assets. Accordingly, these collaterized promissory notes are paid down on a pro-rata basis upon sales of these assets.

     Interest costs relating to mortgage and other debt for the three-month and six-month periods ended June 30, 1999 and 1998 are summarized as follows:

                                              Three Months Ended                           Six Months Ended
                                                   June 30,                                    June 30,
                                       -------------------------------             -------------------------------
                                          1999                  1998                 1999                   1998
                                       --------               --------             --------               --------
                                                                     (In thousands)
Total interest incurred.............    $16,099                $13,512             $ 31,399                $26,057
Interest capitalized................     (6,459)                (3,065)             (12,353)                (6,048)
                                        -------                -------             --------                -------
     Interest expensed..............    $ 9,640                $10,447             $ 19,046                $20,009
                                        =======                =======             ========                =======

NOTE 6.  PROPERTIES

     Book value by property type at June 30, 1999 and December 31, 1998 consisted of the following:

                                                                                              June 30,       December 31,
                                                                                                1999             1998
                                                                                           -------------     ------------
                                                                                                   (In thousands)
Rental properties:
     Industrial buildings..............................................................       $  588,511       $  547,903
     Office buildings..................................................................          197,199          205,024
     Retail buildings..................................................................           94,488           95,729
     Land leases (1)...................................................................           67,162           65,245
     Investment in joint ventures......................................................          (45,256)         (48,330)
                                                                                              ----------       ----------
                                                                                                 902,104          865,571
                                                                                              ----------       ----------
Developable Properties:
     Industrial........................................................................          176,679          168,453
     Residential.......................................................................          127,351           72,413
     Mixed-use.........................................................................          299,839          294,084
     Retail, office and other..........................................................           24,405           20,532
     Resources.........................................................................            6,267            6,445
     Properties held for sale..........................................................            9,436           10,144
     Investment in joint ventures......................................................           51,099           62,203
                                                                                              ----------       ----------
                                                                                                 695,076          634,274
                                                                                              ----------       ----------
Work-in-process:
     Industrial........................................................................           94,742          103,456
     Residential.......................................................................           78,582           34,350
                                                                                              ----------       ----------
                                                                                                 173,324          137,806
                                                                                              ----------       ----------
Other..................................................................................           24,196           22,903
                                                                                              ----------       ----------
Gross book value.......................................................................        1,794,700        1,660,554
Accumulated depreciation...............................................................         (281,057)        (265,077)
                                                                                              ----------       ----------
Net book value.........................................................................       $1,513,643       $1,395,477
                                                                                              ==========       ==========

(1) This category includes approximately $35.4 million of land which the Company intends to sell.

NOTE 7.  SEGMENT REPORTING

     The Company's reportable segments are: Asset Management, Commercial Development, Residential Development and Mixed-Use Development. Each segment is evaluated on the excess of revenues over costs, exclusive of depreciation, amortization, gain on non-strategic asset sales, and income taxes. Inter-segment gains and losses are not recognized.

     Interim financial data by reportable segment is as follows:

                                                           Asset      Commercial  Residential   Mixed-Use   Others    Consolidated
                                                         Management  Development  Development  Development   (a)          Total
                                                         ----------  -----------  -----------  -----------  --------  ------------
                                                                                       (In thousands)
Three Months Ended June 30, 1999
Revenues from external customers......................... $ 46,433     $49,877       $16,489      $ 3,361    $ 7,332     $123,492
Interest revenue.........................................    1,512         477           350            1        229        2,569
Interest expense, net of capitalized.....................  (12,082)         --            --         (205)     2,647       (9,640)
Segment earnings before depreciation, amortization,
  gain on non-strategic asset sales and income taxes.....   20,861       7,518         7,407        1,538       (978)      36,346
Depreciation and amortization............................   (8,299)       (163)           --         (382)      (578)      (9,422)

Three Months Ended June 30, 1998
Revenues from external customers.........................   36,281       5,513        13,195        3,189      7,402       65,580
Interest revenue.........................................       34         213           420            2        175          844
Interest expense, net of capitalized.....................  (11,227)         --            --         (554)     1,334      (10,447)
Segment earnings before depreciation, amortization,
   gain on non-strategic asset sales and income taxes....   16,791       2,764         1,213          363      2,627       23,758
Depreciation and amortization............................   (7,268)       (129)           (1)        (698)      (490)      (8,586)

Six Months Ended June 30, 1999
Revenues from external customers......................... $137,534     $54,469       $32,316      $ 6,426    $14,763     $245,508
Interest revenue.........................................    1,591         714           573            4        443        3,325
Interest expense, net of capitalized.....................  (24,270)         --            --         (382)     5,606      (19,046)
Segment earnings before depreciation, amortization,
  gain on non-strategic asset sales and income taxes.....   50,489       7,604        11,391        2,514        (29)      71,969
Depreciation and amortization............................  (16,353)       (434)           --         (729)    (1,068)     (18,584)

Six Months Ended June 30, 1998
Revenues from external customers.........................   78,407      10,184        19,486        6,377     10,384      124,838
Interest revenue.........................................       71         240           420            4        321        1,056
Interest expense, net of capitalized.....................  (21,837)         --            --       (1,197)     3,025      (20,009)
Segment earnings before depreciation, amortization,
  gain on non-strategic asset sales and income taxes.....   37,604       2,921         2,859          548      1,262       45,194
Depreciation and amortization............................  (14,534)       (281)           (2)        (991)      (963)     (16,771)

(a) Includes a company that manages land and other properties for third parties and disposes of various properties, and corporate. None of those segments meets any of the quantitative thresholds for determining reportable segments.


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

     At June 30, 1999, management estimates that future costs for remediation of identified or suspected environmental contamination on operating properties and properties previously sold approximate $10.1 million and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next ten years with a substantial portion incurred over the next five years. Management also estimates that similar costs relating to the Company's properties to be developed or sold may range from $11.3 million to $28.8 million. These amounts will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years, or will be deferred and charged to cost of sales when the properties are sold. The Company's estimates were developed based on reviews that took place over several years based upon then prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Also, the Company does not generally have access to properties sold in the past that could create environmental liabilities. Such estimates are not precise and may change as a result of new information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability of other parties to pay some or all of such costs.

     As of June 30, 1999, the Company has outstanding standby letters of credit and surety bonds in the amount of $128 million in favor of local municipalities or financial institutions to guarantee performance on construction of real property improvements or financial obligations. Additionally, the Company guarantees 50% of a secured loan associated with a joint venture investment; the outstanding balance of the loan was $48.3 million as of June 30, 1999.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

     The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 1998 Form 10-K.

Results of Operations

Comparison of the six-month periods ended June 30, 1999 and 1998

Rental Properties.  Rental revenue and property operating costs from our rental
------------------
properties for the six-month periods ended June 30, 1999 and 1998 are summarized below:

                                                 Rental Revenue                    Property Operating Costs
                                       -----------------------------------    ----------------------------------
                                             Six Months Ended June 30,             Six Months Ended June 30,
                                       -----------------------------------    ----------------------------------
                                         1999         1998      Difference      1999        1998      Difference
                                       --------     --------    ----------    --------    --------    ----------
                                                      (In thousands)
Industrial buildings..................  $45,472      $38,651        $6,821     $ 9,928     $ 7,911        $2,017
Office buildings......................   16,371       15,971           400       6,835       6,234           601
Retail buildings......................    6,887        6,780           107       2,023       1,886           137
Land development(1) ..................    5,701        5,716           (15)      3,663       3,599            64
Land leases...........................    8,339        6,162         2,177         363         443           (80)
                                        -------      -------        ------     -------     -------        ------
                                        $82,770      $73,280        $9,490     $22,812     $20,073        $2,739
                                        =======      =======        ======     =======     =======        ======

(1) This category represents interim income-producing uses of properties intended for mixed-use development.


     Building square footage owned, square footage leased and occupancy are as follows:

                                                             June 30,
                                     -------------------------------------------------------
                                                1999                          1998
                                     --------------------------     ------------------------
                                              (In thousands, except percentages)
                                      Owned      Leased     %       Owned     Leased     %
                                     --------    ------    ----     ------    ------    ----
Industrial buildings.............      17,962    16,487    91.8%    14,570    14,286    98.1%
Office buildings.................       1,622     1,505    92.8%     1,620     1,542    95.2%
Retail buildings.................         916       821    89.6%       928       862    92.9%
Land development(1)..............       1,205     1,111    92.2%     1,220     1,020    83.6%
                                       ------    ------             ------    ------
Total(2).........................      21,705    19,924    91.8%    18,338    17,710    96.6%
                                       ======    ======             ======    ======

(1) This category represents interim income-producing uses of properties intended for mixed-use development.

(2)  Excludes property owned by joint ventures.


     The increase in rental revenue from industrial buildings for the six months ended June 30, 1999, as compared to the same period in 1998, is primarily because of the net addition of five new buildings, totaling approximately 947,000 square feet, that were added to the portfolio during the first six months of 1999, and a full six months of operations from the net addition of eleven buildings, totaling approximately 2.7 million square feet, that were added to the portfolio in 1998. Approximately 60% of the 947,000 square feet was leased at June 30, 1999, the remaining added space is expected to be leased during the next six months. The $6.8 million increase in rental revenue is because of base rents and tenant pass-throughs for new properties added in 1999 and 1998. Additionally an increase of $0.1 million in revenues was because of base rents and higher tenant pass-through charges from properties which were owned and operated for all of 1999 and 1998 ("Same Space") offset by ($0.2) million lower revenue from properties sold during 1999 as compared to the same period in 1998.

     Operating costs for the industrial buildings increased by $2.0 million primarily because of repairs and maintenance for the existing properties and property taxes related to the new additions to the industrial portfolio.

     Rental revenue for our office portfolio increased by $0.4 million for the six months ended June 30, 1999, compared to the same period in 1998, primarily because of a one-time lease termination fee. Operating costs for office buildings increased by $0.6 million, primarily as a result of higher repairs and maintenance.

     The $2.2 million increase in revenues from land leases for the six months ended June 30, 1999, compared to the same period in 1998, is primarily attributable to a full six months of revenues related to land leases and other leases acquired in 1998. The majority of the increase is of a short-term nature, as we intend to sell approximately $35 million of these assets (see Other Property Activities and Fee Services below).

     In total, property operating costs were higher because of property taxes associated with the new buildings and higher operating and maintenance costs attributable to Same Space.

     Equity in earnings of operating joint ventures, net, increased by $0.9 million for the six months ended June 30, 1999, compared to the same period in 1998, primarily because of higher occupancies and room rates in our hotel joint ventures.

Other Property Activities and Fee Services. Gain on property sales was $24.6
-------------------------------------------
million in the six months ended June 30, 1999 compared to $10.1 million for the same period in 1998, summarized as follows:

                                                    Six Months Ended June 30,
                                               -----------------------------------
                                                 1999        1998      Difference
                                               -------     --------    -----------
                                                        (In thousands)
                                                                       C>
Commercial Sales:
Sales.....................................     $77,374      $11,544      $65,830
Cost of sales.............................      65,906        8,648       57,258
                                               -------      -------      -------
            Gain..........................      11,468        2,896        8,572
                                               -------      -------      -------
Residential Sales:
Sales.....................................      27,709       18,885        8,824
Cost of sales.............................      24,803       17,009        7,794
                                               -------      -------      -------
            Gain..........................       2,906        1,876        1,030
                                               -------      -------      -------
Other Sales:
Sales.....................................      39,700        7,164       32,536
Cost of sales.............................      29,430        1,840       27,590
                                               -------      -------      -------
            Gain..........................      10,270        5,324        4,946
                                               -------      -------      -------
Total gain on property sales..............     $24,644      $10,096      $14,548
                                               =======      =======      =======

     The 1999 results from commercial sales for the six months ended June 30, 1999 include the closings of the sale of 669,000 square feet of new industrial building space that was completed this year, 100,000 square feet of office building space that was completed in 1998 and 108 acres of land capable of supporting 1.5 million square feet of commercial development, as compared to 86 acres of land capable of supporting 1.6 million square feet of commercial development for the same period in 1998. The 1999 commercial sales also include the sales of 468.6 acres of land and related land leases associated with acquisitions in the land lease portfolio during 1998, as noted above. We anticipate continued gains from land lease sales in 1999. Residential sales revenue in 1999 resulted from the closings of 61 homes and 9 lots, as compared to the closings of 55 homes and 17 lots in 1998. The increased gain for the residential sales is primarily attributable to the average higher profit margin and higher priced units and lots sold. Other sales include a sale by one of our joint ventures of an apartment project in San Diego, California, in 1999; the 1998 results include the sale of a commercial development by a joint venture in Texas.

     We expect there will be significant variability in income generated from our other property activities (see Variability in Results section below).

     Following is a summary of sales of development property under contract but not closed as of June 30, 1999 and 1998:

                                                           June 30,
                                                    ---------------------
                                                      1999         1998
                                                    --------      -------
                                                       (In thousands)
Commercial development property..............        $53,615      $77,107
                                                     =======      =======
Residential development property
  Owned projects
     Units...................................        $74,419      $37,227
     Lots....................................          6,371       14,500
                                                     -------      -------
                                                     $80,790      $51,727
                                                     =======      =======
     Joint venture projects - units(1).......        $30,911      $34,879
                                                     =======      =======

(1) The amounts shown are 100% of the gross sales price; we are entitled to receive 25%-67% of the net profits from these unconsolidated joint ventures.


     Development and management fee income, net, for the six months ended June 30, 1999 as compared to the same period in 1998 decreased by $1.2 million. Over the previous two years, a major source of fee income was from a contract to manage and sell the non-railroad real estate assets of a major railroad company. As anticipated, the majority of these assets have been sold and the inventory of managed assets is now depleted, and it is expected that future management fees will decrease.

     Equity in earnings of development joint ventures, net, for the six months ended June 30, 1999, as compared to the same period in 1998, increased by $4.3 million primarily because of the increased lot sales at a residential project in El Dorado County near Sacramento, California. Residential joint ventures closed 383 lots and 20 units during the first six months of 1999, compared to 18 units during the same period in 1998.

Other Items on the Statement of Operations. Interest expense decreased
-------------------------------------------
approximately $1.0 million for the six months ended June 30, 1999, compared to the same period in 1998; however, total interest incurred increased $5.3 million. The increased interest expense attributable to additions to the rental portfolio was offset by the increase in capitalized interest related to higher development activity and lower interest rates resulting from a major refinancing completed in 1998. During the six months ended June 30, 1999, the average number of square feet of commercial development under construction was 4.8 million as compared to 4.6 million during the same period in 1998. Additionally, our residential property held for sale or under development expenditures were $118.2 million for the six months ended June 30, 1999, as compared to $54.2 million during the same period in 1998. We have also started construction on 268 residential units thus far in 1999 as compared to 193 units during the same period in 1998 from our projects and projects of consolidated joint ventures.

     Following is a summary of interest incurred:

                                                                  Six Months Ended June 30,
                                                     --------------------------------------------------
                                                        1999                1998             Difference
                                                     ---------           ---------           ----------
                                                                       (In thousands)
Total interest incurred......................         $ 31,399             $26,057              $ 5,342
Interest capitalized.........................          (12,353)             (6,048)              (6,305)
                                                      --------             -------              -------
Interest expensed............................         $ 19,046             $20,009              $  (963)
                                                      ========             =======              =======

     General and administrative expense increased by $1.2 million for the six months ended June 30, 1999 as compared to the same period in 1998 primarily because of the increase in our overall activities.

     The decrease in gain on sales of non-strategic assets from the six months ended June 30, 1999 compared to the same period in 1998 is summarized as follows:

                                                        Six Months Ended June 30,
                                             ---------------------------------------------------
                                                1999                 1998             Difference
                                             ---------            ---------           ----------
                                                               (In thousands)
Sales........................................   $4,886               $5,621               $(735)
Cost of Sales................................      996                1,251                (255)
                                                ------               ------               -----
      Gain (loss)............................   $3,890               $4,370               $(480)
                                                ======               ======               =====

     In 1995, we began an accelerated program of selling non-strategic assets, with the proceeds paying down a portion of existing debt and funding new development. From 1995 through June 30, 1999, we sold $264 million of non-strategic assets. The most significant remaining non-strategic asset is our approximately 779,000-acre desert and agricultural portfolio.

     During the first quarter of 1999, we signed an agreement with a non-profit conservation group to sell and donate up to 437,000 acres of desert holdings and 20,000 acres of severed mineral rights to the conservation group or the federal government for a total cash consideration of up to $54.6 million. This sale will generate a significant gain when completed; however, the sale and its potential gain are contingent upon the completion of due diligence by the appropriate parties and funding by both the conservation group and the federal government. In April 1999, we received an initial deposit of $5.0 million from the conservation group. The remainder of the transaction is expected to close by late 1999 or early 2000. The closing schedule is subject to federal government appropriations of up to $36.0 million from the Land and Water Conservation Fund. However, if the government funds are not appropriated, the agreement provides for a partial closing on the portion of the transaction covered by private funds.

     In addition, we plan to exchange a portion of our remaining desert land for land of equal value managed by the U.S. Bureau of Land Management in order to consolidate our desert land holdings. Additional non-strategic sales are expected to be substantially lower than the levels of the past three years.

     Other, net, changed by $1.4 million in the six months ended June 30, 1999, compared to the same period in 1998, primarily because of interest income generated by higher restricted funds (tax-deferred sales and financing deposits).

Comparison of the three-month periods ended June 30, 1999 and 1998

Rental Properties.  Rental revenue and property operating costs from our rental
------------------
properties for the three-month periods ended June 30, 1999 and 1998 are summarized below:


                                              Rental Revenues                        Property operating costs
                                     ----------------------------------          ---------------------------------
                                        Three Months Ended June 30,                 Three Months Ended June 30,
                                    -----------------------------------         ----------------------------------
                                       1999        1998      Difference           1999        1998      Difference
                                     --------    --------    ----------          -------    --------    -----------
                                                                    (In thousands)
     Industrial buildings........... $22,871      $19,827        $3,044          $ 5,046     $ 3,934        $1,112
     Office buildings...............   8,003        8,066           (63)           3,408       3,179           229
     Retail buildings...............   3,450        3,409            41              890         933           (43)
     Land development(1)............   2,768        2,997          (229)           1,749       1,854          (105)
     Land leases....................   4,199        3,487           712              163         185           (22)
                                     -------      -------        ------          -------     -------        ------
                                     $41,291      $37,786        $3,505          $11,256     $10,085        $1,171
                                     =======      =======        ======          =======     =======        ======

(1) This category represents interim income-producing uses of properties intended for mixed-use development.

     The increase in revenue from industrial buildings for the three months ended June 30, 1999, as compared to the same period in 1998, is primarily because of the net five new buildings totaling approximately 947,000 square feet that have been added to the portfolio since January 1, 1999, and a full quarter of operations from eleven buildings totaling approximately 2.7 million square feet that were added to the portfolio in 1998. The increase in operational costs is primarily attributable to approximately $0.3 million from Same Space and $0.8 million from the new buildings.

     The $0.2 million decrease in revenues from the land development portfolio for the three months ended June 30, 1999, as compared to the same period in 1998, is primarily the result of lower parking revenue due to the reconfiguration of the parking lot at one property.

     The $0.7 million increase in revenues from land lease portfolio for the three months ended June 30, 1999, as compared to the same period in 1998, is primarily because of the acquisitions of land leases and other leases during 1998.

     In total, property operating costs were higher for the three months ended June 30, 1999, as compared to the same period in 1998, because of higher overhead costs and property taxes associated with the new buildings.

     Other Property Activities and Fee Services.  Gain on development property
     -------------------------------------------
sales was $10.3 million in the three months ended June 30, 1999, compared to $4.0 million for the same period in 1998, summarized as follows:

                                                                                          Three Months Ended June 30,
                                                                                      ----------------------------------
                                                                                       1999        1998       Difference
                                                                                      -------     -------     ----------
                                                                                                (In thousands)
Commercial Sales:
Sales.............................................................................    $58,901     $ 7,152      $51,749
Cost of sales.....................................................................     49,533       3,767       45,766
                                                                                      -------     -------      -------
            Gain..................................................................      9,368       3,385        5,983
                                                                                      -------     -------      -------
Residential Sales:
Sales.............................................................................     12,118      12,963         (845)
Cost of sales.....................................................................     11,148      12,391       (1,243)
                                                                                      -------     -------      -------
            Gain..................................................................        970         572          398
                                                                                      -------     -------      -------
Other Sales:
Sales.............................................................................         --          --           --
Cost of sales.....................................................................         --          --           --
                                                                                      -------     -------      -------
            Gain..................................................................         --          --           --
                                                                                      -------     -------      -------
Total gain on property sales......................................................    $10,338     $ 3,957      $ 6,381
                                                                                      =======     =======      =======

     The 1999 results from commercial sales for the three months ended June 30, 1999, include the closings of the sale of 686,000 square feet of new industrial building space that was completed this year, and 83.4 acres of land capable of supporting 1.5 million square feet of commercial development, as compared to
63.4 acres capable of supporting 0.8 million square feet of development for the same period in 1998. The 1999 commercial sales also include the sales of 407.6 acres of land and related land leases associated with acquisitions in the land lease portfolio during 1998.

     The 1999 results from residential sales for the three months ended June 30, 1999, include the closings of 19 homes and 9 lots, as compared to 42 homes and 17 lots for the same period in 1998. The increase in gain from the residential sales is primarily because of the average higher profit margin and higher priced units sold in 1999.

     We expect there will be significant variability in income generated from our other property activities (see Variability in Results section below).

     Development and management fee income, net, decreased by $1.1 million for the three months ended June 30, 1999 compared to the same period in 1998. Over the previous two years a major source of fee income was from a contract to manage and sell the non-railroad real estate assets of a major railroad company. As anticipated, the inventory of managed assets is now depleted, and it is expected that future management fee income will decrease.

     Equity in earnings of development joint ventures increased by $4.1 million for the three months ended June 30, 1999 compared to the same period in 1998. The increase is primarily because of the increased lot sales at a residential project in Sacramento, California. Residential joint ventures closed 364 lots and 14 units during the three months ended June 30, 1999, compared to 12 units during the same period of 1998.

Other Items on the Statement of Operations. Interest expense decreased
-------------------------------------------
approximately $0.8 million for the three months ended June 30, 1999 compared to the same period in 1998; however, total interest incurred increased $2.6 million. Increased interest expense attributable to additions to the rental portfolio was offset by the increase in capitalized interest related to higher development activity and lower interest rates resulting from a major refinancing completed in 1998. At June 30, 1999, the average number of square feet of commercial development under construction was 4.8 million as compared to 4.6 million during the same period in 1998. Additionally, we have started construction on 176 residential units for the three month period ended June 30, 1999 as compared to 129 units during the same period in 1998 from our projects and projects of consolidated joint ventures.

     Following is a summary of interest incurred:

                                                            Three Months Ended June 30,
                                                        ------------------------------------
                                                         1999          1998       Difference
                                                        --------      -------     ----------
                                                                   (In thousands)
Total interest incurred................................  $16,099      $13,512        $ 2,587
Interest capitalized...................................   (6,459)      (3,065)        (3,394)
                                                         -------      -------        -------
Interest expensed......................................  $ 9,640      $10,447        $  (807)
                                                         =======      =======        =======

     General and administrative expense increased by $0.7 million for the three months ended June 30, 1999 as compared to the same period in 1998 primarily because of the increase in our overall activities.

The decrease in gain on sales of non-strategic land and other property from the three months ended June 30, 1999 as compared to the same period in 1998 is summarized as follows:

                                       Three Months Ended June 30,
                                   ----------------------------------
                                     1999       1998       Difference
                                   -------    --------    -----------
                                              (In thousands)
Sales............................. $3,557      $5,328        $(1,771)
Cost of sales.....................   (653)       (905)           252
                                   ------      ------        -------
     Gain......................... $2,904      $4,423        $(1,519)
                                   ======      ======        =======

     The 1999 results include a $2.6 million gain from the sale of certain desert land parcels; the 1998 results include a $3.6 million gain from the sale of a land lease. Because of the diminishing amount of such assets in our portfolio, we expect future sales of non-strategic assets to be substantially lower than the levels in the recent past.


Variability in Results
----------------------

     Although we have a large portfolio of rental properties that provides relatively constant operating results, our earnings from period to period will be affected by the nature and timing of acquisitions and sales of property and sales of non-strategic assets. Many of our projects require a lengthy process to complete the development cycle before they are sold. Additionally, sales of assets are difficult to predict and are generally subject to lengthy negotiations and contingencies that need to be resolved before closing. These factors tend to "bunch" income in particular periods rather than producing a more even pattern throughout the year. In addition, gross margins may vary significantly as the mix of property varies. The cost basis of the properties sold varies because (i) a number of properties have been owned for many decades while some properties were acquired within the last ten to fifteen years; (ii) properties are owned in various geographical locations; and (iii) development projects have varying infrastructure costs and build-out periods.


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

     Net income is reconciled to EBDDT as follows:

                                                           Three Months Ended June 30,             Six Months Ended June 30,
                                                          -----------------------------          ----------------------------
                                                            1999                 1998              1999                1998
                                                          ---------            --------          --------            --------
                                                                  (In thousands)                        (In thousands)
Net income applicable to common stockholders............   $ 17,807            $ 11,743          $ 34,187            $ 19,656
   Depreciation and amortization........................      9,422               8,586            18,584              16,771
   Deferred income taxes................................      7,708               5,800            13,878               9,547
   Gain on non-strategic asset sales....................     (2,904)             (4,423)           (3,890)             (4,370)
                                                           --------            --------          --------            --------
Earnings before depreciation and deferred taxes.........   $ 32,033            $ 21,706          $ 62,759            $ 41,604
                                                           ========            ========          ========            ========

Average number of common shares outstanding - basic.....    106,974             106,675           106,903             106,615
                                                           ========            ========          ========            ========

Average number of common shares outstanding - diluted...     109,350             109,713           109,264             109,745
                                                           ========            ========          ========            ========

     For changes in EBDDT, see discussions on Results of Operations above.


Liquidity and Capital Resources

Cash flows from operating activities

     Cash provided by (used in) operating activities reflected in the statement of cash flows for the six months ended June 30, 1999 and 1998 was $18.2 million and $(2.2) million, respectively. The change is primarily because of sales of commercial, residential, and other properties of $105.1 million and $37.6 million, and operating distributions from joint ventures were $26.9 and $4.9 million for the six months ended June 30, 1999 and 1998, respectively and a decrease in other property acquisitions. These increases are offset by the increase in capital expenditures for properties to be sold after development, which are included in the schedule of capital expenditures in the following discussion of Capital expenditures from investing activities. Cash generated from rental properties increased principally because of the addition of new buildings.

Cash flows from investing activities

     Net cash used in investing activities reflected in the statement of cash flows for the six months ended June 30, 1999 and 1998 was $142.5 million and $65.6 million, respectively. The increase between 1999 and 1998 is because of a $27.6 million increase in capital expenditures (primarily attributable to $10.0 million for construction and building improvements, $5.3 million for capitalized interest and property taxes, and $18.3 million for infrastructure and other), a $7.0 million increase in contributions to joint ventures and a $3.9 million increase in commercial property acquisitions. The increase is also due to a $47.9 million increase in short-term investments and restricted cash. Included in the restricted cash and investment balance is $33.6 million of proceeds from property sales held in separate accounts at a trust company in order to preserve our options of reinvesting the proceeds on a tax-deferred basis. These increases were offset by the proceeds of $13.9 million from the sale of an operating project by one of our joint ventures.

     Capital expenditures include the following:

                                                                                       Six Months Ended June 30,
                                                                                 ------------------------------------
                                                                                   1999          1998      Difference
                                                                                 --------      --------    ----------
                                                                                            (In thousands)
Capital Expenditures For Operating Activities and Non-Cash Acquisitions (1)
Capital expenditures for residential and industrial development properties....   $ 90,207      $ 43,885      $ 46,322
Residential property acquisitions.............................................     39,363        16,780        22,583
Capitalized interest and property tax.........................................      6,894         3,434         3,460
                                                                                 --------      --------      --------
   Expenditures for development properties....................................    136,464        64,099        72,365
Other property acquisitions...................................................        289         9,214        (8,925)
                                                                                 --------      --------      --------
   Capital expenditures in cash flows from operating activities...............    136,753        73,313        63,440
Seller-financed acquisitions..................................................      1,155        36,855       (35,700)
                                                                                 --------      --------      --------
   Total capital expenditures in operating activities.........................    137,908       110,168        27,740
                                                                                 --------      --------      --------

Capital Expenditures in Cash Flows For Investing Activities (2)
Construction and building improvements........................................     37,273        27,275         9,998
Predevelopment................................................................      5,425        11,436        (6,011)
Infrastructure and other......................................................     22,067         3,747        18,320
Capitalized interest and property tax.........................................      8,302         2,974         5,328
                                                                                 --------      --------      --------
   Capital expenditures for investment properties.............................     73,067        45,432        27,635
Commercial property acquisitions..............................................     17,709        13,800         3,909
Tenant improvements...........................................................      1,140           461           679
                                                                                 --------      --------      --------
   Capital expenditures in investing activities...............................     91,916        59,693        32,223
                                                                                 --------      --------      --------
Total Capital Expenditures....................................................   $229,824      $169,861      $ 59,963
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

     For the six months ended June 30, 1999, we started construction on 268 residential units and completed 56 units compared to 193 starts and 37 completions during the same period in 1998 including our consolidated joint venture projects.

     Construction and building improvements -- relates primarily to development of new commercial properties held for lease and improvements to existing buildings. Development activity is summarized below:

                                                                                 Six Months Ended June 30,
                                                                                ---------------------------
                                                                                   1999            1998
                                                                                ----------       ----------
                                                                                     (In square feet)
Under construction, beginning of period.......................................   5,036,500        3,774,000
Construction starts...........................................................   1,566,000        2,145,000
Completed - retained in portfolio.............................................    (951,000)        (240,000)
Completed - design/build or sold..............................................  (1,008,000)        (235,000)
                                                                                ----------        ---------
Under construction, end of period.............................................   4,643,500 (1)    5,444,000
                                                                                ==========        =========
Contracts signed, construction not started....................................   1,371,000          172,000
                                                                                ==========        =========

(1) This includes 498,000 square feet of development that will be sold upon completion, 195,000 square feet of "design/build" development for third party owners, and 3,950,500 square feet that will be added to our portfolio upon completion.


     Property Acquisitions--For the six months ended June 30, 1999 and 1998, we invested approximately $58.5 million and $76.6 million, respectively, in the acquisition of new property directly or through joint ventures.

     . Residential Acquisitions--For the six months ended June 30, 1999, we invested approximately $39.4 million in the acquisitions of residential development property directly or through joint ventures. These acquisitions will support up to 806 homes, of which 471 were previously controlled.

     . Commercial Acquisitions--For the six months ended June 30, 1999, we invested approximately $17.7 million in the acquisitions of entitled commercial development land, and a partially completed industrial building. These acquisitions added approximately 1.3 million square feet of potential industrial development in Grand Prairie, Texas, and 0.5 million square feet in the industrial development portfolio in Romeoville, Illinois. Additionally, we invested $1.4 million in the acquisition of certain income generating land and land leases.

     Predevelopment--relates to amounts incurred in obtaining entitlements for our major mixed-use projects, the Mission Bay project in San Francisco, California, and our Fleet Industrial Supply Center, Alameda Annex, project in Alameda, California.

     Infrastructure and other--primarily represents infrastructure costs incurred in connection with our major mixed-use and development projects. The increase in 1999 compared to 1998 relates primarily to our projects in Woodridge, Illinois; Denver, Colorado; Portland, Oregon; and Mission Bay in San Francisco, California.

     Capitalized interest and property taxes--represents interest and property taxes capitalized to our development projects. The increase in 1999 compared to 1998 is because of the significant increase in construction activity, as noted above.

Cash flows from financing activities

     Net cash provided by financing activities reflected in the statement of cash flows increased by $26.7 million in 1999 compared to 1998. This increase is primarily because of $46.9 net contributions from minority partners. During the second quarter of 1999, we formed a consolidated venture to which we contributed cash and promissory notes collaterized by certain of our major mixed-use and development projects and rental properties, as well as partnership and limited liability company interests in a variety of rental properties and sold 10% of this consolidated venture's stock to a minority investor for $50.0 million. This was offset by a $25.4 million decrease in net borrowing in 1999, as compared to 1998.

Capital commitments

     As of June 30, 1999, we had outstanding standby letters of credit and surety bonds in the amount of $128.0 million in favor of local municipalities or financial institutions to guarantee performance on construction of real property improvements or financial obligations.

     As of June 30, 1999, we had approximately $86.4 million in total commitments for capital expenditures. These commitments are primarily to fund the construction of industrial development projects, predevelopment costs and re-leasing costs, and to fund the construction of residential developments.


Cash balances, available borrowings and capital resources

     As of June 30, 1999, we had $23.8 million in cash and cash equivalents, and $104.1 million in restricted cash and investments. In addition, we had available $88.2 million under our secured revolving credit facility and construction line of credit.

     Our residential subsidiary has a $80 million line of credit facility at June 30, 1999. The borrowing capacity at any point in time varies as property and homes are acquired, built and sold. At June 30, 1999, the capacity was $60.0 million, of which $54.1 was drawn. Consequently, an additional $25.9 million of liquidity is available, provided the appropriate collateral level is achieved to increase the borrowing capacity.

     Our short- and long-term liquidity and capital resources requirements will be provided from three sources: (1) ongoing operating income from rental properties, (2) proceeds from sales of development property, other property and non-strategic assets, and (3) additional debt. As noted above, lines of credit are available to us for meeting liquidity requirements. Our ability to meet mid- and long-term capital requirements is dependent upon the ability to obtain additional financing for new construction, acquisitions, and currently unencumbered properties. There is no assurance that this financing can be obtained at this time.

     Debt covenants--Certain loan agreements contain restrictive financial covenants, the most restrictive of which require our debt coverage ratio to be at least 1.60:1, require stockholders' equity to be no less than $427 million, and require that we maintain certain other specified financial ratios. We were in compliance with all such covenants at June 30, 1999.


Environmental Matters

     Many of our properties are in urban and industrial areas and may have been leased to or previously owned by commercial and industrial companies that may have discharged hazardous materials. We incur on-going environmental remediation costs, and legal costs relating to clean-up, defense of litigation and the pursuit of responsible third parties. Costs incurred in connection with operating properties and with properties previously sold are expensed. As of June 30, 1999, we have provided a reserve of $10.1 million for such costs.
These costs are expected to be incurred over an estimated ten-year period, with a substantial portion incurred over the next few years (see Note 8 of the accompanying consolidated financial statements for further discussion).

     Costs incurred for properties to be sold are deferred and will be charged to cost of sales when the properties are sold. Costs relating to undeveloped properties are capitalized as part of development costs. At June 30, 1999, our estimate of potential liability for identified environmental costs relating to properties to be developed or sold ranged from $11.3 million to $28.8 million. These costs generally will be capitalized as they are incurred over the course of the estimated development period of approximately 20 years. Environmental costs capitalized during 1999 totaled $0.5 million.

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

     We have substantially completed Phases I and II of the Program for I.S., and Phase III is currently underway. Since January 1997, we have ensured that all regularly scheduled I.S. replacements and upgrades are Year 2000 compliant. From January 1, 1997, through June 30, 1999, we spent approximately $1.2 million on I.S. improvements, upgrades and replacements. Additionally, for the remainder of 1999, we may spend up to approximately $1.6 million on I.S. improvements, upgrades and replacements. Substantially all of these expenditures are primarily for business purposes other than addressing Year 2000 issues. In 1999, we expect to spend approximately $175,000 on testing and upgrades specifically related to the Year 2000 issue. No significant planned I.S. projects have been deferred because of the Program.

     We believe that, with these improvements, upgrades and replacements, the Year 2000 problem will not significantly affect I.S. If planned improvements, upgrades and replacements are not timely completed (for example, because of a scarcity of Year 2000 compliant products), the Year 2000 problem could have a material impact on us. Nonetheless, we believe that our plans for resolving the Year 2000 problem with respect to I.S. are adequate and that we will not need to develop contingency plans.

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

     In December 1998, we completed an inventory of Embedded Technology in those systems for which we are responsible in our approximately 250 buildings. Phases II and III are currently underway. In February 1999, we engaged an engineering firm to conduct an analysis of embedded technology in a sampling of buildings. Based on the results of their work, we have engaged them to perform similar analyses of our higher risk buildings nationwide. While we are currently unable to estimate the costs we will incur in Phases II and III, we expect that these costs will not exceed $1,000,000. We expect to substantially complete this work in August and September 1999, with the remaining work to be completed in October 1999. If necessary, contingency planning is scheduled for the third quarter of 1999. Meanwhile, we have incorporated Year 2000 compliance in our due diligence for any acquisition of property.

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

     In the third quarter of 1998, we began identifying and prioritizing Third Parties and communicating with them about their approach to the Year 2000 problem. This phase is ongoing as we continue to follow up with those third parties that have not responded to our inquiries. We have initiated more detailed evaluations of the most critical Third Parties. If necessary, these evaluations will be followed, where possible, by the development of contingency plans, scheduled for third quarter of 1999. In most cases, we must rely primarily on statements from Third Parties as to their Year 2000 readiness and will not attempt any independent verification. Because the systems of Third Parties are outside our control, the remediation and testing phase of the Program is not applicable to Third Parties.

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


Forward-Looking Information and Risk Factors

     Except for historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties. We try, whenever practical, to identify these forward-looking statements by using words like "anticipate," "believe," "estimate," "project," "expect," and similar expressions. Forward-looking statements include, but are not limited to, statements about plans; opportunities; markets and economic conditions; development, construction and sales activities; fee income; availability of financing; and property values.

     We caution that these forward-looking statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to risks and uncertainties that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by these statements. In particular, among the factors that could cause actual results to differ materially are:

     . Changes in the real estate market or in general economic conditions in the areas in which we own property

     . Changes in tax laws, successful challenges to the company's tax positions and other events or circumstances that affect the amount, timing and recognition of our tax liabilities

     . Availability of financing to meet our capital needs, the variability of interest rates and our ability to use our assets to secure loans

     . Delay in receipt of or denial of government approvals and entitlements for development projects, and other political and discretionary government decisions

     . Inability or unwillingness of negotiating parties to reach agreement on open terms or definitive documents

     .  Failure of third parties to fulfill their commitments

     . Exposure of our assets to damage from natural occurrences such as earthquakes

     . Weather and other natural conditions that affect the commencement or progress of construction

     . Liability for and changes in the scope of environmental remediation at properties currently or formerly owned, leased, or operated by us or our predecessors.

     .  Changes in the cost of land and building materials

     .  Our ability to recruit and retain or replace key personnel

     .  Limitations on or challenges to title to our properties

     . Risks related to the performance, interests, and financial strength of our joint venture projects or co-owners

     . Availability of Year 2000-compliant products and the impact of the Year 2000 problem on third parties

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on April 29, 1999, stockholders voted as follows with respect to the election of directors:

     Nominees                           Votes For           Votes Withheld
     --------                           ----------          --------------
     Joseph F. Alibrandi                97,132,487              151,524
     Stephen F. Bollenbach              97,127,229              156,782
     Daryl J. Carter                    97,135,237              148,774
     Richard D. Farman                  97,135,156              148,855
     Christine Garvey                   97,134,230              149,781
     William M. Kahane                  97,135,473              148,538
     Leslie D. Michelson                97,164,728              149,283
     Nelson C. Rising                   97,136,006              148,005
     Jacqueline R. Slater               97,134,080              149,931
     Thomas M. Steinberg                97,164,925              149,086
     Beverly Benedict Thomas            97,134,412              149,599


Item 6.  Exhibits and Reports on Form 8-K

     (a)   EXHIBITS

           An Exhibit Index follows the signatures below.

     (b) No reports on Form 8-K were filed during the quarter for which the report is filed.

                                   SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CATELLUS DEVELOPMENT CORPORATION



Date:  August 13, 1999                  By:  /s/  C. William Hosler
      ----------------                     -----------------------------------
                                        C. William Hosler
                                        Senior Vice President
                                        Chief Financial Officer
                                        Principal Financial Officer



Date:  August 13, 1999                  By:  /s/  Paul A. Lockie
      ----------------                     ------------------------------------
                                        Paul A. Lockie
                                        Vice President and Controller
                                        Principal Accounting Officer

                                 EXHIBIT INDEX

   3.1   Restated Certificate of Incorporation of the Registrant (1)

   3.1A  Amendment to Restated Certificate of Incorporation of the Registrant
         (6)

   3.2 Form of Certificate of Designations, Preferences and Rights of $3.25 Series A Cumulative Convertible Preferred Stock (2)

   3.3   By-Laws, as amended (13)

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

  10.5   Registrant's Incentive Stock Compensation Plan (3)

  10.6 Termination, Substitution and Guarantee Agreement between ATSF and the Registrant dated December 21, 1990(4)

  10.7   Registrant's Amended and Restated 1991 Stock Option Plan (11)

  10.8   Registrant's amended and Restated Executive Stock Option Plan (11)

  10.9 First Amendment to Registration Rights Agreement among the Registrant, BAREIA, O&Y and Itel (5)

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

  10.14  Registrant's Amended and Restated 1996 Performance Award Plan (13)

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

* Filed with this report on Form 10-Q.

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

(12) Incorporated by reference to the Form 10-K for the year ended December 31, 1998.

(13) Incorporated by reference to the Form 10-Q for the quarter ended March 31, 1999.