Form 10-Q
period 1999-09-30
CATELLUS DEVELOPMENT CORP
filed 1999-11-15
CIK 865937

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                              -------------------


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999       Commission file number 0-18694

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

     As of November 10, 1999, there were 107,141,805 issued and outstanding shares of the registrant's common stock, $.01 par value per share.

================================================================================

                         CATELLUS DEVELOPMENT CORPORATION

                                      INDEX

                                                                                              Page No.
PART I.  FINANCIAL INFORMATION
     Item 1.   Financial Statements (Unaudited)
               Consolidated Balance Sheet as of September 30, 1999 and December 31, 1998........  2
               Consolidated Statement of Operations for the three months and nine months ended
                 September 30, 1999 and 1998....................................................  3
               Consolidated Statement of Cash Flows for the nine months ended
                 September 30, 1999 and 1998....................................................  4
               Notes to Consolidated Financial Statements.......................................  5

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations............................................  10

PART II.  OTHER INFORMATION.....................................................................  23

SIGNATURES......................................................................................  24

EXHIBIT INDEX...................................................................................  25

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                        CATELLUS DEVELOPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                              September 30,       December 31,
                                                                                   1999               1998
                                                                             ---------------    ----------------
                                                                                         (Unaudited)
Assets
     Properties.........................................................     $     1,884,610    $      1,667,573
     Less accumulated depreciation......................................            (285,331)           (265,077)
                                                                             ---------------    ----------------
                                                                                   1,599,279           1,402,496

     Other assets and deferred charges, net.............................              90,636              80,240
     Notes receivable, less allowance...................................              21,456              15,275
     Accounts receivable, less allowance................................              19,157              25,270
     Restricted cash and investments....................................              42,626              49,284
     Cash and cash equivalents..........................................              46,350              52,975
                                                                             ---------------    ----------------

                    Total...............................................     $     1,819,504    $      1,625,540
                                                                             ===============    ================

Liabilities and stockholders' equity
     Mortgage and other debt............................................     $       924,749    $        873,207
     Accounts payable and accrued expenses..............................              90,360              81,951
     Deferred credits and other liabilities.............................              47,852              40,608
     Deferred income taxes..............................................             161,949             138,533
                                                                             ---------------    ----------------

               Total liabilities........................................           1,224,910           1,134,299
                                                                             ---------------    ----------------

     Minority interests.................................................              47,858               1,012
                                                                             ---------------    ----------------

     Commitments and contingencies (Note 8)

     Stockholders' equity
            Common stock - 107,110 and 106,808 shares issued at
               September 30, 1999 and December 31, 1998, respectively...               1,071               1,068
            Paid-in capital.............................................             482,827             479,636
            Accumulated earnings........................................              62,838               9,525
                                                                             ---------------    ----------------
               Total stockholders' equity...............................             546,736             490,229
                                                                             ---------------    ----------------
                    Total...............................................     $     1,819,504    $      1,625,540
                                                                             ===============    ================

                See notes to consolidated financial statements

                        CATELLUS DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,              September 30,
                                                                   --------------------------- ---------------------------
                                                                       1999          1998          1999          1998
                                                                   ------------- ------------- ------------- -------------
                                                                           (Unaudited)                 (Unaudited)
Rental properties
    Rental revenue.............................................    $      43,081 $      37,145 $     125,851 $     110,425
    Property operating costs...................................          (11,905)      (10,910)      (34,717)      (30,983)
    Equity in earnings of operating joint ventures, net........            1,517         1,674         8,106         7,354
                                                                   ------------- ------------- ------------- -------------
                                                                          32,693        27,909        99,240        86,796
                                                                   ------------- ------------- ------------- -------------

Other property activities and fee services
    Gain on property sales.....................................           15,378        10,144        40,022        20,240
    Development and management fee income, net.................            1,632         2,602         3,602         5,745
    Equity in earnings of development joint ventures, net......            3,239         1,489         7,658         1,605
    Land holding costs, net....................................             (777)         (432)       (1,546)       (1,537)
                                                                   ------------- ------------- ------------- -------------
                                                                          19,472        13,803        49,736        26,053
                                                                   ------------- ------------- ------------- -------------

Interest expense...............................................          (10,404)       (9,043)      (29,450)      (29,052)
Depreciation and amortization..................................          (10,039)       (8,230)      (28,623)      (25,001)
General and administrative expense.............................           (3,934)       (3,214)      (11,527)       (9,577)
Gain on non-strategic asset sales..............................            2,529         2,858         6,419         7,228
Other, net.....................................................            1,785           550         3,582           979
                                                                   ------------- ------------- ------------- -------------
Income before income taxes.....................................           32,102        24,633        89,377        57,426
                                                                   ------------- ------------- ------------- -------------

Income tax expense
    Current....................................................           (2,054)       (3,002)      (11,264)       (6,592)
    Deferred...................................................          (10,922)       (6,929)      (24,800)      (16,476)
                                                                   ------------- ------------- ------------- -------------
                                                                         (12,976)       (9,931)      (36,064)      (23,068)
                                                                   ------------- ------------- ------------- -------------

    Income before extraordinary expense........................           19,126        14,702        53,313        34,358

Extraordinary expense related to early retirement of debt,
    net of income tax benefit..................................               --        (3,307)          --         (3,307)
                                                                   ------------- ------------- ------------- -------------
    Net income.................................................    $      19,126 $      11,395 $      53,313 $      31,051
                                                                   ============= ============= ============= =============

    Income before extraordinary expense per share
      Basic....................................................    $        0.18 $        0.14 $        0.50 $        0.32
                                                                   ============= ============= ============= =============
      Assuming dilution........................................    $        0.18 $        0.13 $        0.49 $        0.31
                                                                   ============= ============= ============= =============

    Net loss per share - extraordinary expense
      Basic....................................................    $          -- $       (0.03)$          -- $       (0.03)
                                                                   ============= ============= ============= =============
      Assuming dilution........................................    $          -- $       (0.03)$          -- $       (0.03)
                                                                   ============= ============= ============= =============

    Net income per share after extraordinary expense
      Basic....................................................    $        0.18 $        0.11 $        0.50 $        0.29
                                                                   ============= ============= ============= =============
      Assuming dilution........................................    $        0.18 $        0.10 $        0.49 $        0.28
                                                                   ============= ============= ============= =============

    Average number of common shares outstanding - basic........          107,085       106,747       106,964       106,660
                                                                   ============= ============= ============= =============
    Average number of common shares outstanding - diluted......          109,266       109,190       109,261       109,570
                                                                   ============= ============= ============= =============

                See notes to consolidated financial statements

                        CATELLUS DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                   ---------------------------
                                                                                      1999             1998
                                                                                   ------------   ------------
                                                                                           (Unaudited)
Cash flows from operating activities:
     Net income .............................................................      $     53,313   $     31,051
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
          Extraordinary expense related to early retirement of debt, before
            income tax benefit ..............................................                --          5,484
          Depreciation and amortization .....................................            28,623         25,001
          Deferred income taxes .............................................            24,800         15,681
          Amortization of deferred loan fees and other costs ................             3,344          2,223
          Equity in earnings of joint ventures ..............................           (15,764)        (8,959)
          Operating distributions from joint ventures .......................            32,512          8,528
          Gain on sale of investment property ...............................           (10,270)        (4,529)
          Cost of properties and non-strategic assets sold ..................           158,449         72,592
          Expenditures for development properties ...........................          (183,396)      (139,355)
          Other property acquisitions .......................................              (289)       (10,467)
          Other, net ........................................................              (864)        (1,527)
     Change in operating assets and liabilities .............................             7,671         (4,175)
                                                                                   ------------   ------------
Net cash provided by (used in) operating activities .........................            98,129         (8,452)
                                                                                   ------------   ------------
Cash flows from investing activities:
     Proceeds from sale of operating property ...............................            13,926          4,886
     Property acquisitions ..................................................           (50,290)       (33,230)
     Capital expenditures for investment properties .........................          (148,257)       (68,424)
     Tenant improvements ....................................................            (1,851)        (2,001)
     Contributions to joint ventures.........................................           (10,496)        (6,434)
     Restricted cash ........................................................             6,658        (31,235)
                                                                                   ------------   ------------
Net cash used in investing activities .......................................          (190,310)      (136,438)
                                                                                   ------------   ------------
Cash flows from financing activities:
     Borrowings .............................................................           229,969        401,777
     Repayment of borrowings ................................................          (193,582)      (236,147)
     Redemption premium on early retirement of debt .........................                --         (4,610)
     Contributions from minority partners ...................................            50,000            797
     Distributions to minority partners .....................................            (3,100)        (5,999)
     Proceeds from issuance of common stock .................................             2,269          1,934
                                                                                   ------------   ------------
Net cash provided by financing activities ...................................            85,556        157,752
                                                                                   ------------   ------------
Net (decrease) increase in cash and cash equivalents ........................            (6,625)        12,862
Cash and cash equivalents at beginning of period ............................            52,975         17,294
                                                                                   ------------   ------------
Cash and cash equivalents at end of period ..................................      $     46,350   $     30,156
                                                                                   ============   ============
Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
          Interest (net of amount capitalized) ..............................      $     25,628   $     25,608
          Income taxes.......................................................      $     10,118   $      6,137

                See notes to consolidated financial statements

                        CATELLUS DEVELOPMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                  (Unaudited)

NOTE 1.   DESCRIPTION OF BUSINESS

          Catellus Development Corporation, together with its consolidated subsidiaries (the "Company") is a diversified real estate operating company with a large portfolio of rental properties and developable land that manages and develops real estate for its own account and that of others. Interests of third parties are separately reflected as minority interests in the accompanying balance sheet. The Company's development portfolio of industrial, residential, retail, office, and joint venture projects is primarily located in major markets in California, Arizona, Illinois, Texas, Colorado, Ohio, Kentucky, and Oregon. The Company's rental properties consist primarily of industrial facilities, along with a number of office and retail buildings, located primarily in the same states. The Company also has other undeveloped land holdings primarily in these same states.

          These consolidated statements include the assets and liabilities of Catellus Development Corporation and its consolidated subsidiaries, whether wholly or partially owned, and whether directly or indirectly owned, by Catellus Development Corporation, each of which is a separate legal entity. In the absence of specific contractual arrangements, none of the assets of any of these entities would be available to satisfy the liabilities of Catellus Development Corporation or any other of these entities.

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

NOTE 3.   RESTRICTED CASH AND INVESTMENTS

          Of the total restricted cash and investments of $42.6 million at September 30, 1999, $32.9 million represents proceeds from property sales being held in separate cash accounts at trust companies in order to preserve the Company's options of reinvesting the proceeds on a tax-deferred basis. In addition, restricted investments of $9.7 million at September 30, 1999 represent certificates of deposits used to guarantee lease performance for certain properties that secure debt.

NOTE 4.   INCOME PER SHARE

          Income per share of common stock is computed by dividing income before extraordinary expense by the weighted average number of shares of common stock and equivalents outstanding during the period (see table below for effect of dilutive securities).

                                                                           Three Months Ended September 30,
                                                        ----------------------------------- ------------------------------
                                                                       1999                             1998
                                                        ----------------------------------- ------------------------------
                                                                               Per Share                        Per Share
                                                         Income     Shares       Amount     Income    Shares      Amount
                                                        --------- --------- -------------- --------- --------- -----------
                                                                            (In thousands, except per share data)
Income before extraordinary expense ...............     $  19,126   107,085         $ 0.18 $  14,702   106,747 $      0.14
                                                                            ==============                     ===========
Net effect of dilutive securities: stock options ..            --     2,181                       --     2,443
                                                        --------- ---------                --------- ---------
Income before extraordinary expense assuming
  dilution ........................................     $  19,126   109,266 $         0.18 $  14,702   109,190      $ 0.13
                                                        ========= ========= ============== ========= ========= ===========

                                                                          Nine Months Ended September 30,
                                                        ----------------------------------- ------------------------------
                                                                       1999                             1998
                                                        ----------------------------------- ------------------------------
                                                                               Per Share                        Per Share
                                                         Income     Shares      Amount      Income    Shares      Amount
                                                        --------- --------- -------------- --------- --------- -----------
                                                                            (In thousands, except per share data)
Income before extraordinary expense ...............     $  53,313   106,964 $         0.50 $  34,358   106,660 $      0.32
                                                                            ==============                     ===========
Net effect of dilutive securities: stock options ..            --     2,297                       --     2,910
                                                        --------- ---------                --------- ---------
Income before extraordinary expense assuming
  dilution ........................................     $  53,313   109,261 $         0.49 $  34,358   109,570 $      0.31
                                                        ========= ========= ============== ========= ========= ===========

NOTE 5.   MORTGAGE AND OTHER DEBT

          Mortgage and other debt at September 30, 1999 and December 31, 1998 are summarized as follows:

                                                                                     September 30,     December 31,
                                                                                         1999              1998
                                                                                    --------------    --------------
                                                                                            (In thousands)
First mortgage loans .............................................................       $ 586,759         $ 557,180
Secured revolving credit line ....................................................         113,135           190,135
Acquisition secured promissory notes .............................................          45,383            34,311
Unsecured revolving credit lines .................................................          54,300            24,700
Construction and acquisition loans - secured .....................................          55,093             3,975
Assessment district bonds ........................................................          23,185            19,585
Term loan - secured ..............................................................          12,655            12,778
Secured promissory notes .........................................................          21,360            21,360
Industrial capital lease .........................................................           3,419                --
Other loans ......................................................................           9,460             9,183
                                                                                    --------------    --------------
     Total mortgage and other debt ...............................................       $ 924,749         $ 873,207
                                                                                    ==============    ==============
Due in one year ..................................................................       $  42,935         $  10,059
                                                                                    ==============    ==============

          In July 1999, the Company closed a variable rate (one month LIBOR plus 1.50%) secured construction loan with a total capacity of $8.0 million. This loan had an outstanding balance of $5.9 million at September 30, 1999, and matures in March 2002.

          In July 1999, Catellus Residential Group, Inc. ("CRG") closed a variable rate (prime plus 1.0%) secured construction loan with a total capacity of $8.4 million. This loan had an outstanding balance of $2.1 million at September 30, 1999, and matures in December 2000.

          In August 1999, CRG closed a variable rate (prime plus 0.75% or LIBOR plus 3.25%) secured acquisition and development loan with a total capacity of $20.4 million. This loan had an outstanding balance of $2.9 million at September 30, 1999, and matures in August 2001.

          In August 1999, the Company closed a $23.7 million first mortgage loan bearing interest at 7.29% (7.42% effective rate when considering financing costs), maturing in September 2009. The entire amount was outstanding at September 30, 1999.

          In August 1999, in connection with acquisition of land, the Company issued a $14.0 million secured promissory note which matures in September 2005.

          In September 1999, the Company closed a $7.0 million first mortgage loan bearing interest at 7.29% (7.45% effective rate including financing costs), maturing in September 2009. The entire amount was outstanding at September 30, 1999.

          Interest costs relating to mortgage and other debt for the three-month and nine-month periods ended September 30, 1999 and 1998 are summarized as follows:

                                                           Three Months Ended                 Nine Months Ended
                                                              September 30,                     September 30,
                                                     --------------------------------  --------------------------------
                                                         1999              1998            1999              1998
                                                     --------------   ---------------  --------------   ---------------
                                                              (In thousands)                    (In thousands)
Total interest incurred  ........................    $       16,777   $        15,104  $       48,176   $        41,161
Interest capitalized ............................            (6,373)           (6,061)        (18,726)          (12,109)
                                                     --------------   ---------------  --------------   ---------------
     Interest expensed ..........................    $       10,404   $         9,043  $       29,450   $        29,052
                                                     ==============   ===============  ==============   ===============

NOTE 6.   PROPERTIES

          Book value by property type at September 30, 1999 and December 31, 1998 consisted of the following:

                                                                         September 30,        December 31,
                                                                              1999                1998
                                                                        ------------------  -----------------
                                                                                   (In thousands)
Rental properties:
     Industrial buildings .........................................     $         694,516  $         547,903
     Office buildings..............................................               197,800            205,024
     Retail buildings .............................................                92,450             95,729
     Land leases (1) ..............................................                64,995             65,245
     Investment in joint ventures  ................................               (45,631)           (48,330)
                                                                        ------------------  -----------------
                                                                                1,004,130            865,571
                                                                        ------------------  -----------------
Developable properties:
     Industrial ...................................................               181,383            167,188
     Residential ..................................................               130,152             72,413
     Mixed-use ....................................................               304,735            294,084
     Retail, office and other .....................................                25,030             20,532
     Resources ....................................................                 4,906              6,445
     Properties held for sale .....................................                 8,058             10,144
     Investment in joint ventures  ................................                53,981             62,203
                                                                        ------------------  -----------------
                                                                                  708,245            633,009
                                                                        ------------------  -----------------

Work-in-process:
     Industrial ...................................................                31,259            103,456
     Industrial - capital lease ...................................                41,147              8,284
     Residential ..................................................                74,892             34,350
                                                                        ------------------  -----------------
                                                                                  147,298            146,090
                                                                        ------------------  -----------------

Other .............................................................                24,937             22,903
                                                                        ------------------  -----------------
Gross book value ..................................................             1,884,610          1,667,573
Accumulated depreciation ..........................................              (285,331)          (265,077)
                                                                        ------------------  -----------------
Net book value ....................................................           $ 1,599,279        $ 1,402,496
                                                                        ==================  =================

(1) This category includes approximately $32.9 million of land which the Company intends to sell.

NOTE 7.   SEGMENT REPORTING

          The Company's reportable segments are: Asset Management, Commercial Development, Residential Development, and Mixed-Use Development. Each segment is evaluated on the excess of revenues over costs, exclusive of depreciation, amortization, gain on sales of non-strategic assets, and income taxes. Inter-segment gains and losses are not recognized.

          Interim financial data by reportable segment is as follows:

                                                                                 Asset           Commercial        Residential
                                                                               Management        Development       Development
                                                                            ----------------- ------------------------------------
                                                                                               (In thousands)
Three Months Ended September 30, 1999
Revenues from external customers........................................        $ 52,655           $ 31,547          $ 54,733
Interest revenue........................................................             730                145               749
Interest expense, net of capitalized....................................         (13,599)                --                --
Segment earnings before depreciation, amortization, gain on non-
strategic asset sales, income taxes, and extraordinary expense..........          20,304              1,262              6,171
Depreciation and amortization...........................................          (8,821)              (165)               --

Three Months Ended September 30, 1998
Revenues from external customers........................................          34,099             53,090            10,343
Interest revenue........................................................              48                 56                86
Interest expense, net of capitalized....................................         (11,487)                --                --
Segment earnings before depreciation, amortization, gain on non-
strategic asset sales, income taxes, and extraordinary expense..........           8,521             15,399              2,186
Depreciation and amortization...........................................          (7,247)              (145)               (1)

Nine Months Ended September 30, 1999
Revenues from external customers........................................         190,189             86,016            87,049
Interest revenue........................................................           2,321                859             1,322
Interest expense, net of capitalized....................................         (37,869)                --                --
Segment earnings before depreciation, amortization, gain on non-
strategic asset sales, income taxes, and extraordinary expense..........          70,793              8,866             17,562
Depreciation and amortization...........................................         (25,174)              (599)               --

Nine Months Ended September 30, 1998
Revenues from external customers........................................         112,506             63,274            29,829
Interest revenue........................................................             119                296               506
Interest expense, net of capitalized....................................         (33,324)                --                --
Segment earnings before depreciation, amortization, gain on non-
strategic asset sales, income taxes, and extraordinary expense..........          46,125             18,320              5,045
Depreciation and amortization...........................................         (21,781)              (426)               (3)

                                                                              Mixed-Use                       Consolidated
                                                                             Development       Others (a)         Total
                                                                            ---------------- --------------- ----------------
                                                                                               (In thousands)
Three Months Ended September 30, 1999
Revenues from external customers........................................        $ 3,807         $ 6,961        $ 149,703
Interest revenue........................................................              1             269            1,894
Interest expense, net of capitalized....................................           (239)          3,434          (10,404)
Segment earnings before depreciation, amortization, gain on non-
strategic asset sales, income taxes, and extraordinary expense..........          1,520           6,065           35,322
Depreciation and amortization...........................................           (463)           (590)         (10,039)

Three Months Ended September 30, 1998
Revenues from external customers........................................          3,339           7,132          108,003
Interest revenue........................................................              3             188              381
Interest expense, net of capitalized....................................           (537)          2,981           (9,043)
Segment earnings before depreciation, amortization, gain on non-
strategic asset sales, income taxes, and extraordinary expense..........             71           3,828           30,005
Depreciation and amortization...........................................           (341)           (496)          (8,230)

Nine Months Ended September 30, 1999
Revenues from external customers........................................         10,233          21,724          395,211
Interest revenue........................................................              5             712            5,219
Interest expense, net of capitalized....................................           (621)          9,040          (29,450)
Segment earnings before depreciation, amortization, gain on non-
strategic asset sales, income taxes, and extraordinary expense..........          4,034           6,036          107,291
Depreciation and amortization...........................................         (1,192)         (1,658)         (28,623)

Nine Months Ended September 30, 1998
Revenues from external customers........................................          9,716          17,516          232,841
Interest revenue........................................................              7             509            1,437
Interest expense, net of capitalized....................................         (1,734)          6,006          (29,052)
Segment earnings before depreciation, amortization, gain on non-
strategic asset sales, income taxes, and extraordinary expense..........            619           5,090           75,199
Depreciation and amortization...........................................         (1,332)         (1,459)         (25,001)

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

          Inherent in the operations of the real estate business is the possibility that environmental liability may arise from the current or past ownership, or current or past operation, of real properties. While the Company or outside consultants have evaluated the environmental liabilities associated with most of the properties currently owned by the Company, any evaluation necessarily is based upon the then-prevailing law, identified site conditions and the use of sampling methodologies. The Company may be required in the future to take action to correct or reduce the environmental effects of prior disposal or release of hazardous substances by third parties, the Company, or its corporate predecessors. Future environmental costs are difficult to estimate because of such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's liability in proportion to that of other responsible parties, and the extent to which such costs are recoverable from insurance.

          At September 30, 1999, management has provided a reserve for estimates of future costs for remediation of identified or suspected environmental contamination on operating and previously sold properties. It is anticipated that such costs will be incurred over the next ten years with a substantial portion incurred over the next five years. Management also estimates that similar costs relating to the Company's properties to be developed or sold may range from $11.3 million to $28.0 million. These amounts will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years, or will be deferred and charged to cost of sales when the properties are sold. The Company's estimates were developed based on reviews that took place over several years based upon the then-prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Also, the Company does not generally have access to properties sold in the past that could create environmental liabilities. Such estimates are not precise and may change as a result of new information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability of other parties to pay some or all of such costs.

          As of September 30, 1999, the Company has outstanding standby letters of credit and surety bonds in the amount of $125.4 million in favor of local municipalities or financial institutions to guarantee performance on construction of real property improvements or financial obligations. Additionally, the Company guarantees 50% of a secured loan associated with a joint venture investment; the outstanding balance of the loan was $41.6 million as of September 30, 1999.


NOTE 9.   SUBSEQUENT EVENT (PDC)

          After the date of the balance sheet, a joint venture, in which a wholly owned subsidiary of the Company owned an indirect interest, transferred ownership of its primary asset to a third party. The Company's subsidiaries received $400,000 in cash consideration for the transfer. The transaction generated an after-tax extraordinary gain of approximately $26 million.

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

          .  Failure of third parties to fulfill their commitments

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

          .  Our ability to recruit and retain or replace key personnel

          .  Limitations on or challenges to title to our properties

          . Risks related to the performance, interests, and financial strength of our joint venture projects or co-owners

          . Availability of Year 2000-compliant products and the impact of the Year 2000 problem on third parties

Results of Operations

Comparison of the nine-month periods ended September 30, 1999 and 1998

Rental Properties.  Rental revenue and property operating costs from our rental
------------------
properties for the nine-month periods ended September 30, 1999 and 1998 are summarized below:

                                                Rental Revenue                     Property Operating Costs
                                   --------------------------------------------------------------------------------
                                        Nine Months Ended September 30,         Nine Months Ended September 30,
                                   --------------------------------------------------------------------------------
                                      1999         1998       Difference       1999          1998      Difference
                                   ------------ ------------ -------------  ------------  ------------ ------------
                                                                   (In thousands)
Industrial buildings .............    $ 70,542     $ 57,655      $ 12,887      $ 14,826      $ 11,932      $ 2,894
Office buildings .................      24,322       23,945           377        10,516         9,840          676
Retail buildings .................      10,062       10,058             4         3,027         3,007           20
Land development(1) ..............       8,885        8,765           120         5,642         5,578           64
Land leases ......................      12,040       10,002         2,038           706           626           80
                                   ------------ ------------ -------------  ------------  ------------ ------------

                                     $125,851     $110,425      $ 15,426      $ 34,717      $ 30,983      $ 3,734
                                   ============ ============ =============  ============  ============ ============

(1) This category primarily represents interim income-producing uses of properties intended for mixed-use development.

          Building square footage owned, square footage leased and occupancy are as follows:

                                                                 September 30,
                              -----------------------------------------------------------------------------------
                                              1999                                        1998
                              ---------------------------------------     ---------------------------------------
                                                        (In thousands, except percentages)
                                Owned        Leased           %              Owned        Leased          %
                              ----------  ------------  -------------     -----------   -----------  ------------
Industrial buildings.........   20,929        19,117         91.3%           15,105        14,370        95.1%
Office buildings.............    1,622         1,485         91.6%            1,620         1,528        94.3%
Retail buildings.............      881           790         89.7%              928           827        89.1%
Land development(1)..........    1,176         1,063         90.4%            1,220         1,054        86.4%
                              ----------  ------------                    -----------   -----------

Total(2).....................   24,608        22,455         91.3%           18,873        17,779        94.2%
                              ==========  ============                    ===========   ===========

(1) This category primarily represents interim income-producing uses of properties intended for mixed-use development.
(2)  Excludes property owned by joint ventures.


          The increase in rental revenue from industrial buildings for the nine months ended September 30, 1999, compared to the same period in 1998, is primarily because of the net addition of fourteen new buildings, totaling approximately 3.9 million square feet, that were added to the portfolio during the first nine months of 1999, and a full nine months of operations from the net addition of eleven buildings, totaling approximately 2.7 million square feet, that were added to the portfolio in 1998. Approximately 12.1 million of the increase in rental revenue is because of base rents and tenant pass-throughs for new properties added in 1999 and 1998. Additionally, an increase of $1.4 million in revenues was because of base rents and higher tenant pass-through charges from properties which were owned and operated for all of 1999 and 1998 ("Same Space") offset by ($0.6) million lower revenue from properties sold during 1999.

          Operating costs for the industrial buildings increased by $2.9 million primarily because of repairs and maintenance for the existing properties and property taxes related to the new additions to the industrial portfolio.

          Rental revenue for our office portfolio increased by $0.4 million for the nine months ended September 30, 1999, compared to the same period in 1998, primarily because of a one-time lease termination fee. Operating costs for office buildings increased by $0.7 million, primarily as a result of higher repairs and maintenance.

          The $2.0 million increase in revenues from land leases for the nine months ended September 30, 1999, compared to the same period in 1998, is primarily attributable to a full nine months of revenues related to land leases and other leases acquired in 1998. The majority of the increase is of a short-term nature, as we intend to sell a substantial portion of these assets (see Other Property Activities and Fee Services below).

          Equity in earnings of operating joint ventures, net, increased by $0.8 million for the nine months ended September 30, 1999, compared to the same period in 1998, primarily because of higher occupancies and room rates in our hotel joint ventures.

Other Property Activities and Fee Services. Gain on property sales was $40.0
-------------------------------------------
million in the nine months ended September 30, 1999 compared to $20.2 million for the same period in 1998, summarized as follows:

                                                                               Nine Months Ended September 30,
                                                                       ------------------------------------------------
                                                                            1999             1998         Difference
                                                                       ---------------  ---------------  --------------
                                                                                       (In thousands)
Commercial Sales:
Sales..............................................................         $124,292         $63,595        $60,697
Cost of sales .....................................................          102,952          52,235         50,717
                                                                            --------         -------        -------
            Gain(1)................................................           21,340          11,360          9,980
                                                                            --------         -------        -------
Residential Sales:
Sales..............................................................           79,118          28,937         50,181
Cost of sales......................................................           70,706          25,381         45,325
                                                                            --------         -------        -------
            Gain...................................................            8,412           3,556          4,856
                                                                            --------         -------        -------
Other Sales:
Sales..............................................................           39,700           7,164         32,536
Cost of sales......................................................           29,430           1,840         27,590
                                                                            --------         -------        -------
            Gain...................................................           10,270           5,324          4,946
                                                                            --------         -------        -------
Total gain on property sales.......................................         $ 40,022         $20,240        $19,782
                                                                            ========         =======        =======

(1) Includes portion of gain attributable to depreciation recapture of $4.3 million for 1999.

          The 1999 results from commercial sales for the nine months ended September 30, 1999 include the closings of the sales of 1.2 million square feet of new industrial building space that was completed this year, 100,000 square feet of office building space that was completed in 1998 and 127 acres of land capable of supporting 2.1 million square feet of commercial development. In the same period in 1998, the gains were attributable to 0.8 million square feet of 1998 completed industrial building space and 152.5 acres of land capable of supporting 2.5 million square feet of commercial development. The 1999 commercial sales also include the sales of 659 acres of land and related land leases associated with acquisitions in the land lease portfolio during 1998. We anticipate continued gains from land lease sales in 1999.

          Residential sales revenue in 1999 resulted from the closings of 185 homes and 9 lots, compared to the closings of 61 homes and 836 lots in 1998. The increased gain for the residential sales is primarily attributable to the higher sales volume. Other sales include a sale of an apartment project in San Diego, California, in 1999; the 1998 results include the sale of a commercial development by a joint venture in Texas.

          We expect there will be significant variability in income generated from our other property activities (see Variability in Results section below).

          Development and management fee income, net, for the nine months ended September 30, 1999 as compared to the same period in 1998 decreased by $2.1 million. Over the previous two years, a major source of fee income was a contract to manage and sell the non-railroad real estate assets of a major railroad company. As anticipated, most of the inventory of managed assets has been sold in accordance with the customer's goals, and it is expected that future management fees will decrease.

          Equity in earnings of development joint ventures, net, for the nine months ended September 30, 1999, as compared to the same period in 1998, increased by $6.1 million primarily because of the increased lot sales at a residential project in El Dorado County near Sacramento, California. Residential joint ventures closed 765 lots and 29 units during the first nine months of 1999, compared to 35 units during the same period in 1998.

Other Items on the Statement of Operations. Interest expense increased
-------------------------------------------
approximately $0.4 million for the nine months ended September 30, 1999, compared to the same period in 1998; total interest incurred increased $7.0 million. The increased interest expense attributable to additions to the rental portfolio was offset by the increase in capitalized interest related to higher development activity and lower interest rates resulting from a major refinancing completed in 1998. During the nine months ended September 30, 1999, the average balance of our industrial and residential work-in-process was $147 million as compared to $92 million during the same period in 1998. Additionally, expenditures for our residential property held for sale or under development were $162.8 million for the nine months ended September 30, 1999, as compared to $97.0 million during the same period in 1998. We have started construction on 378 residential units thus far in 1999 as compared to 264 units during the same period in 1998 from our projects and projects of consolidated joint ventures.


          Following is a summary of interest incurred:

                                                 Nine Months Ended September 30,
                                           -------------------------------------------
                                                1999           1998         Difference
                                           --------------  ------------   --------------
                                                           (In thousands)
Total interest incurred..................       $ 48,176      $ 41,161        $ 7,015
Interest capitalized.....................        (18,726)      (12,109)        (6,617)
                                           --------------  ------------   --------------
Interest expensed........................       $ 29,450      $ 29,052        $   398
                                           ==============  ============   ==============

          General and administrative expense increased by $2.0 million for the nine months ended September 30, 1999 as compared to the same period in 1998 primarily because of the increase in our overall activities.

          In 1995, we began an accelerated program of selling non-strategic assets, with the proceeds paying down a portion of existing debt and funding new development. From 1995 through September 30, 1999, we sold $269 million of non-strategic assets. The most significant remaining non-strategic asset is our approximately 777,000-acre desert and agricultural portfolio.

          During the first quarter of 1999, we signed an agreement with a non-profit conservation group to sell and donate up to 437,000 acres of desert holdings and 20,000 acres of severed mineral rights to the conservation group or the federal government for a total cash consideration of up to $54.6 million. This sale will generate a significant gain when completed; however, the sale and its potential gain are contingent upon the completion of due diligence by the appropriate parties and funding by both the conservation group and the federal government. In April 1999, we received an initial deposit of $5.0 million from the conservation group. At least a portion of the transaction is expected to close, if at all, by late 1999 or early 2000. The closing schedule is subject to due diligence and federal government appropriations of up to $36.0 million from the Land and Water Conservation Fund and we understand that the current Federal budget negotiations have centered on a Federal government appropriation of up to $30.0 million. However, if the government funds are not appropriated, the agreement provides for a partial closing on the portion of the transaction covered by private funds at the option of the non-profit group.

          In addition, we plan to exchange a portion of our remaining desert land for land of equal value managed by the U.S. Bureau of Land Management in order to consolidate our desert land holdings. Additional non-strategic asset sales are expected to be substantially lower than the levels of the past four years.

          Other, net, changed by $2.6 million in the nine months ended September 30, 1999, compared to the same period in 1998, primarily because of interest income generated by higher restricted funds (tax-deferred sales proceeds and financing deposits).

Extraordinary Expense. As of September 30, 1998, we closed $116.8 million of the total $526.5 million long-term non-recourse fixed rate financing. The closing in the 3/rd/ Quarter resulted in recognition of a 3.3 million extraordinary charge, net of tax benefit of 2.2 million, related to yield maintenance payment and write-off of unamortized loan issuance costs.

Comparison of the three-month periods ended September 30, 1999 and 1998

Rental Properties.  Rental revenue and property operating costs from our rental
------------------
properties for the three-month periods ended September 30, 1999 and 1998 are summarized below:

                                               Rental Revenues                         Property operating costs
                                  ------------------------------------------   -----------------------------------------
                                       Three Months Ended September 30,            Three Months Ended September 30,
                                  ------------------------------------------   -----------------------------------------
                                     1999           1998        Difference        1999           1998       Difference
                                  ------------   ------------  -------------   ------------  ------------  -------------
                                                                       (In thousands)
     Industrial buildings .......    $ 25,070       $ 19,004        $ 6,066       $  4,898       $  4,021         $ 877
     Office buildings............       7,951          7,974            (23)         3,681          3,606            75
     Retail buildings............       3,175          3,278           (103)         1,004          1,121          (117)
     Land development(1).........       3,184          3,049            135          1,979          1,979            --
     Land leases.................       3,701          3,840           (139)           343            183           160
                                  ------------   ------------  -------------   ------------  ------------  -------------
                                     $ 43,081       $ 37,145        $ 5,936       $ 11,905       $ 10,910         $ 995
                                  ============   ============  =============   ============  ============  =============

(1) This category primarily represents interim income-producing uses of properties intended for mixed-use development.

          The increase in revenue from industrial buildings for the three months ended September 30, 1999, as compared to the same period in 1998, is primarily because of the net fourteen new buildings totaling approximately 3.9 million square feet that have been added to the portfolio since January 1, 1999, and a full quarter of operations from ten buildings totaling approximately 2.4 million square feet that were added to the portfolio between July and December 1998. The increase of operational costs is primarily attributable to $0.9 million from the new buildings.

          Other Property Activities and Fee Services.  Gain on development
          -------------------------------------------
property sales was $15.4 million in the three months ended September 30, 1999, compared to $10.1 million for the same period in 1998, summarized as follows:

                                                                              Three Months Ended September 30,
                                                                       ------------------------------------------------
                                                                            1999             1998         Difference
                                                                       ---------------  ---------------  --------------
                                                                                       (In thousands)
Commercial Sales:
Sales................................................................       $ 46,918         $ 52,051         $(5,133)
Cost of sales........................................................         37,046           43,587          (6,541)
                                                                       ---------------  ---------------  --------------
            Gain.....................................................          9,872            8,464           1,408
                                                                       ---------------  ---------------  --------------

Residential Sales:
Sales................................................................         51,409           10,052          41,357
Cost of sales........................................................         45,903            8,372          37,531
                                                                       ---------------  ---------------  --------------
            Gain.....................................................          5,506            1,680           3,826
                                                                       ---------------  ---------------  --------------
Total gain on property sales.........................................       $ 15,378         $ 10,144         $ 5,234
                                                                       ===============  ===============  ==============

          The 1999 results from commercial sales for the three months ended September 30, 1999, include the closings of the sales of 609,000 square feet of new industrial building space that was completed this year and 19.6 acres of land capable of supporting 0.4 million square feet of commercial development, compared to the sales of 0.8 million square feet of 1998 completed industrial building space and 71.9 acres capable of supporting 1.2 million square feet of development for the same period in 1998. The 1999 commercial sales also include the sales of 190.6 acres of land and related land leases associated with acquisitions in the land lease portfolio during 1998.

          The 1999 results from residential sales for the three months ended September 30, 1999, include the closings of 124 homes, as compared to 6 homes and 19 lots for the same period in 1998. The increase in gain from the residential sales is primarily because of the higher sales volume in 1999.

          We expect there will be significant variability in income generated from our other property activities (see Variability in Results section below).

          Development and management fee income, net, decreased by $1.0 million for the three months ended September 30, 1999 compared to the same period in 1998. Over the previous two years a major source of fee income was a contract to manage and sell the non-railroad real estate assets of a major railroad company. As anticipated, most of the inventory of managed assets has been sold in accordance with the customer's goals and we expect that future management fee income will decrease.

          Equity in earnings of development joint ventures increased by $1.8 million for the three months ended September 30, 1999 compared to the same period in 1998. The increase is primarily because of the increased lot sales at a residential project in El Dorado County near Sacramento, California. Residential joint ventures closed 234 lots and 9 units during the three months ended September 30, 1999, compared to 17 units during the same period of 1998.

Other Items on the Statement of Operations. Interest expense increased
-------------------------------------------
approximately $1.4 million for the three months ended September 30, 1999 compared to the same period in 1998; total interest incurred increased $1.7 million. Increased interest expense attributable to higher acquisitions (see Liquidity and Capital Resources section) and additions to the rental portfolio was partly offset by the increase in capitalized interest related to development activity and lower interest rates resulting from a major refinancing completed in 1998.


          Following is a summary of interest incurred:

                                                                            Three Months Ended September 30,
                                                                       -------------------------------------------
                                                                           1999           1998        Difference
                                                                       -------------- ------------  --------------
                                                                                     (In thousands)
Total interest incurred...............................................     $ 16,777      $ 15,104       $ 1,673
Interest capitalized..................................................       (6,373)       (6,061)         (312)
                                                                       -------------- ------------  --------------
Interest expensed.....................................................     $ 10,404      $  9,043       $ 1,361
                                                                       ============== ============  ==============

          General and administrative expense increased by $0.7 million for the three months ended September 30, 1999 as compared to the same period in 1998 primarily because of the increase in our overall activities.

Variability in Results
----------------------

          Although we have a large portfolio of rental properties that provides relatively constant operating results, our earnings from period to period will be affected by the nature and timing of acquisitions and sales of property and sales of non-strategic assets. Many of our projects require a lengthy process to complete the development cycle before they are sold. Additionally, sales of assets are difficult to predict and are generally subject to lengthy negotiations and contingencies that need to be resolved before closing. These factors tend to "bunch" income in particular periods rather than producing a more even pattern throughout the year. In addition, gross margins may vary significantly as the mix of property varies. The cost basis of the properties sold varies because (i) a number of properties have been owned for many decades while some properties were acquired within the last ten to fifteen years and some within the last few years; (ii) properties are owned in various geographical locations; and (iii) development projects have varying infrastructure costs and build-out periods.


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

          EBDDT is calculated by making various adjustments to net income. Depreciation, amortization and deferred income taxes are excluded from EBDDT as they represent non-cash charges. Since depreciation expense is excluded from EBDDT, the portion of property sales gain attributable to depreciation recapture is excluded from EBDDT. In addition, gains on the sale of non-strategic assets and extraordinary items, including their current tax effect, represent unusual and/or non-recurring items and are excluded from the EBDDT calculation.

          Net income is reconciled to EBDDT as follows:

                                                                      Three Months Ended               Nine Months Ended
                                                                         September 30,                   September 30,
                                                                 ------------------------------  -------------------------------
                                                                    1999              1998          1999               1998
                                                                 ------------      ------------  ------------       ------------
                                                                        (In thousands)                   (In thousands)

Net income applicable to common stockholders....................    $ 19,126          $ 11,395      $ 53,313           $ 31,051
   Depreciation and amortization................................      10,039             8,230        28,623             25,001
   Deferred income taxes........................................      10,922             6,929        24,800             16,476
   Gain on non-strategic asset sales............................      (2,529)           (2,858)       (6,419)            (7,228)
   Depreciation recapture.......................................      (4,290)              --         (4,290)                --
   Extraordinary item...........................................         --              3,307           --               3,307
                                                                 ------------      ------------  ------------       ------------
Earnings before depreciation and deferred taxes.................    $ 33,268          $ 27,003      $ 96,027           $ 68,607
                                                                 ============      ============  ============       ============

Average number of common shares outstanding - basic.............     107,085           106,747       106,964            106,660
                                                                 ============      ============  ============       ============

Average number of common shares outstanding - diluted...........    109,266           109,190       109,261            109,570
                                                                 ============      ============  ============       ============

          For changes in EBDDT, see discussions on Results of Operations above.

Liquidity and Capital Resources

Cash flows from operating activities

          Cash provided by (used in) operating activities reflected in the statement of cash flows for the nine months ended September 30, 1999 and 1998 was $98.1 million and $(8.5) million, respectively. The change is primarily because of an increase in sales of commercial, residential, and other properties to $243.1 million in 1999 from $99.7 million in 1998, and an increase in operating distributions from joint ventures to $32.5 million, in 1999 from $8.5 million in 1998, and a decrease in other property acquisitions. These increases are offset by the increase in capital expenditures for properties to be sold after development, which are included in the schedule of capital expenditures in the following discussion of Capital expenditures from investing activities. Cash generated from rental properties increased principally because of the addition of new buildings.

Cash flows from investing activities

          Net cash used in investing activities reflected in the statement of cash flows for the nine months ended September 30, 1999 and 1998 was $190.3 million and $136.4 million, respectively. The increase between 1999 and 1998 is because of a $17.1 million increase in commercial property acquisitions, a $79.8 million increase in capital expenditures (primarily attributable to $48.8 million for construction and building improvements, $5.1 million for capitalized interest and property taxes, and $29.3 million for infrastructure and other), and a $4.1 million increase in contributions to joint ventures. The increase is also due to a $6.7 million increase in short-term investments and restricted cash in 1999 compared to a decrease in restricted cash of $31.2 million in 1998. Included in the restricted cash and investment balance is $32.9 million of proceeds from property sales held in separate accounts at trust companies in order to preserve our options of reinvesting the proceeds on a tax-deferred basis. These increases were offset by the proceeds of $13.9 million from the sale of an operating project by one of our joint ventures.

          Capital expenditures include the following:

                                                                                               Nine Months Ended Sepember 30,
                                                                                         -------------------------------------------
                                                                                             1999           1998        Difference
                                                                                         -------------  -------------  -------------
                                                                                                        (In thousands)
Capital Expenditures From Operating Activities and Non-Cash Acquisitions (1)
Capital expenditures for residential and industrial development properties..............    $ 133,316       $112,544     $ 20,772
Residential property acquisitions.......................................................       36,945         18,709       18,236
Capitalized interest and property tax...................................................       13,135          8,102        5,033
                                                                                         -------------  -------------  -------------
   Expenditures for development properties..............................................      183,396        139,355       44,041
Other property acquisitions.............................................................          289         10,467      (10,178)
                                                                                         -------------  -------------  -------------
   Capital expenditures in cash flows for operating activities..........................      183,685        149,822       33,863
Seller-financed acquisitions............................................................        7,127         41,378      (34,251)
                                                                                         -------------  -------------  -------------
   Total capital expenditures in operating activities...................................      190,812        191,200         (388)
                                                                                         -------------  -------------  -------------

Capital Expenditures From Investing Activities and Non-Cash Activities (2)
Construction and building improvements..................................................       74,721         47,643       27,078
Capital lease construction and building improvements....................................       21,761             --       21,761
Predevelopment..........................................................................        9,241         12,710       (3,469)
Infrastructure and other................................................................       31,828          2,485       29,343
Capitalized interest and property tax...................................................       10,706          5,586        5,120
                                                                                         -------------  -------------  -------------
   Capital expenditures for investment properties.......................................      148,257         68,424       79,833
Commercial property acquisitions........................................................       50,290         33,230       17,060
Tenant improvements.....................................................................        1,851          2,001         (150)
                                                                                         -------------  -------------  -------------
   Capital expenditures in investing activities.........................................      200,398        103,655       96,743
                                                                                         -------------  -------------  -------------
Seller-financed acquisition.............................................................       14,000             --       14,000
                                                                                         -------------  -------------  -------------
Total capital expenditures..............................................................    $ 405,210      $ 294,855    $ 110,355
                                                                                         =============  =============  =============

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

          For the nine months ended September 30, 1999, we started construction on 378 residential units and completed 186 units compared to 264 starts and 61 completions during the same period in 1998 including our consolidated joint venture projects.

          Construction and building improvements -- relates primarily to development of new commercial properties held for lease and improvements to existing buildings. Development activity is summarized below:

                                                                               Nine Months Ended September 30,
                                                                             -----------------------------------
                                                                                  1999                1998
                                                                             ----------------    ---------------
                                                                                       (In square feet)
Under construction, beginning of period.....................................       5,036,500          3,774,000
Construction starts.........................................................       3,067,000          2,613,000
Completed - retained in portfolio...........................................      (2,760,000)          (240,000)
Completed - design/build or sold............................................      (1,701,000)        (1,227,000)
                                                                             ----------------    ---------------
Under construction, end of period...........................................      3,642,500          4,920,000
                                                                             ================    ===============
Contracts signed, construction not started..................................        581,000            258,000
                                                                             ================    ===============

          Property Acquisitions--For the nine months ended September 30, 1999 and 1998, we invested approximately $108.7 million and $103.8 million, respectively, in the acquisition of new property directly or through joint ventures.

 . Residential Acquisitions--For the nine months ended September 30, 1999, we invested approximately $42.9 million in the acquisitions of residential development property directly or through joint ventures. These acquisitions will support up to 806 homes, of which 471 were previously controlled by CRG.

 . Commercial Acquisitions--For the nine months ended September 30, 1999, we invested approximately $64.4 million in the acquisitions of entitled commercial development land, and four completed industrial buildings. These acquisitions added approximately 1.3 million square feet of potential industrial development in Grand Prairie, Texas, 1.0 million square feet of potential office development in Westminster, Colorado, and 0.9 and 0.3 million square feet in the commercial portfolio in Ohio and Illinois, respectively. Additionally, we invested $1.4 million in the acquisition of certain income generating land and land leases.

          Predevelopment--relates to amounts incurred in obtaining entitlements for our major mixed-use projects, including the Mission Bay project in San Francisco, California, and our Fleet Industrial Supply Center, Alameda Annex, project in Alameda, California.

          Infrastructure and other--primarily represents infrastructure costs incurred in connection with our major mixed-use and commercial development projects. The increase in 1999 compared to 1998 relates primarily to our projects in Woodridge, Illinois; Denver, Colorado; Portland, Oregon; and Mission Bay in San Francisco, California.

          Capitalized interest and property taxes--represents interest and property taxes capitalized to our development projects. The increase in 1999 compared to 1998 is because of the significant increase in construction activity.

Cash flows from financing activities

          Net cash provided by financing activities reflected in the statement of cash flows decreased by $72.2 million in 1999 compared to 1998. This decrease is primarily because of a $129.2 million decrease in net borrowing in 1999, as compared to 1998. This was offset by $46.9 million net contributions from minority partners. During the second quarter of 1999, we formed a consolidated venture to which we contributed cash and promissory notes collaterized by certain of our major mixed-use and development projects and rental properties, as well as partnership and limited liability company interests in a variety of rental properties and sold 10% of this consolidated venture's stock to a minority investor for $50.0 million.

Capital commitments

          As of September 30, 1999, we had outstanding standby letters of credit and surety bonds in the amount of $125.4 million in favor of local municipalities or financial institutions to guarantee performance on construction of real property improvements or financial obligations.

          As of September 30, 1999, we had approximately $79.8 million in total commitments for capital expenditures. These commitments are primarily to fund the construction of industrial development projects, predevelopment costs and re-leasing costs, and to fund the construction of residential developments.

Cash balances, available borrowings and capital resources

          As of September 30, 1999, we had $46.4 million in cash and cash equivalents, and $42.6 million in restricted cash and investments. In addition, we had available $125.4 million under our revolving credit facility and construction line of credit.

          CRG has an $80 million line of credit facility at September 30, 1999. The borrowing capacity at any point in time varies as property and homes are acquired, built and sold. At September 30, 1999, the capacity was $62.9 million, of which $54.3 million was drawn. Consequently, an additional $17.1 million of liquidity was available, provided the appropriate collateral level is achieved to increase the borrowing capacity.

          Our short- and long-term liquidity and capital resources requirements will be provided from three sources: (1) ongoing operating income from rental properties, (2) proceeds from sales of property, and non-strategic assets, and
(3) additional debt. As noted above, lines of credit are currently available to us for meeting liquidity requirements. Our ability to meet mid- and long-term capital requirements is dependent upon the ability to obtain additional financing for new construction, acquisitions, and currently unencumbered properties.

          Debt covenants-Certain loan agreements contain restrictive financial covenants, the most restrictive of which require our debt coverage ratio to be at least 1.60:1, require stockholders' equity to be no less than $437 million, and require that we maintain certain other specified financial ratios. We were in compliance with all such covenants at September 30, 1999.

Environmental Matters

          Many of our properties are in urban and industrial areas and may be leased to or have been leased to or previously owned by commercial and industrial companies that may have discharged hazardous materials. We incur on-going environmental remediation costs, and legal costs relating to clean-up, defense of litigation and the pursuit of responsible third parties. At September 30, 1999, management has provided a reserve for estimates of future costs for remediation of identified or suspected environmental contamination on operating and previously sold properties. These costs are expected to be incurred over an estimated ten-year period, with a substantial portion incurred over the next few years (see Note 8 of the accompanying consolidated financial statements for further discussion).

          Costs incurred for properties to be sold are deferred and will be charged to cost of sales when the properties are sold. Costs relating to undeveloped properties are capitalized as part of development costs. At September 30, 1999, our estimate of potential liability for identified environmental costs relating to properties to be developed or sold ranged from $11.3 million to $28.0 million. These costs generally will be capitalized as they are incurred over the course of the estimated development period of approximately 20 years. Environmental costs capitalized during 1999 totaled 0.9 million.

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

Year 2000 Readiness


     Overview. To address the potential effects of the Year 2000 problem (the inability of some hardware and software to distinguish the year 2000 from the year 1900), we have adopted and substantially completed a program (the "Program") that examines three areas:

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

     We have substantially completed all phases of the Program for I.S. Since January 1997, we have ensured that all regularly scheduled I.S. replacements and upgrades are Year 2000 compliant. From January 1, 1997, through September 30, 1999, we spent approximately $1.5 million on I.S. improvements, upgrades and replacements. Additionally, for the remainder of 1999, we may spend up to approximately $90,000 on I.S. improvements, upgrades and replacements. Substantially all of these expenditures are primarily for business purposes other than addressing Year 2000 issues. In 1999, we spent approximately $150,000 on testing and upgrades specifically related to the Year 2000 issue.
No significant planned I.S. projects were deferred because of the Program.

     We believe that, with these improvements, upgrades and replacements, the Year 2000 problem will not significantly affect I.S. Nevertheless, we have developed contingency plans for I.S. to address unforeseen problems, such as by creating backup copies of year-end data.

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

     We have substantially completed all phases of the Program for Embedded Technology. In December 1998, we completed an inventory of Embedded Technology in those systems for which we are responsible in our approximately 250 buildings. In the first half of 1999, we engaged an engineering firm to conduct an analysis of embedded technology in our higher risk buildings nationwide, at a total cost of approximately $650,000, including costs of remediation and testing. This analysis identified a small number of systems that require further remediation, none of which entails a material risk and the aggregate effect of which is expected to be immaterial. We have developed contingency plans for those noncompliant systems, such as alternate arrangements for access to buildings and scheduling personnel to manually reset calendars. Meanwhile, we have incorporated Year 2000 compliance in our due diligence for any acquisition of property.

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

     In the third quarter of 1998, we began identifying and prioritizing Third Parties and communicating with them about their approach to the Year 2000 problem. We have conducted more detailed evaluations of the most critical Third Parties. We have not yet identified any Third Party for whom the Year 2000 problem is likely to have an impact such that it may materially affect our business. In most cases, we must rely primarily on statements from Third Parties as to their Year 2000 readiness and will not attempt any independent verification. Our efforts in this area are ongoing as we continue to follow up with those Third Parties that have not responded to our inquiries; none of those that have not responded is critical to our business. Because the systems of Third Parties are outside our control, the remediation and testing phase of the Program is not applicable to Third Parties.

     This area of the Program has been undertaken by our employees and has not involved significant additional expenditures, nor delayed any of our other work significantly.

     Summary. A failure to correct significant Year 2000 problems could impair our ability to conduct our business and could affect our financial performance. Because of the general uncertainty inherent in the Year 2000 problem and the uncertainty about the Year 2000 readiness of Third Parties, we cannot determine whether there will be a material impact on our results of operations, liquidity, or financial condition. We believe that the Program has significantly reduced the risk of interruption of our business operations.

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


                                   CATELLUS DEVELOPMENT CORPORATION



Date:     November 15, 1999        By:  /s/ C. William Hosler
        ---------------------           --------------------------------
                                        C. William Hosler
                                        Senior Vice President
                                        Chief Financial Officer
                                        Principal Financial Officer



Date:     November 15, 1999        By:  /s/ Paul A. Lockie
        ---------------------           --------------------------------
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

 3.3   By-Laws, as amended (11)

 3.4 Form of Certificate of Designations, Preferences and Rights of $3.625 Series B Cumulative Convertible Exchangeable Preferred Stock (6)

 4.1 Amended and Restated Line of Credit Loan Agreement among Catellus Development Corporation, Bank of America National Trust and Savings Association as Arranger and Administrative Agent, The First National Bank of Chicago as Documentation Agent, and The Other Financial Institutions Party Hereto, dated as of October 28, 1998 (10)

 4.2 Loan Agreement by and between Catellus Finance 1, L.L.C and Prudential Mortgage Capital Company, Inc. dated as of October 28, 1998 (1)

 4.3 Loan Agreement dated as of October 28, 1996 between the Registrant and Bank of America National Trust and Savings Association (8)

10.1 Exploration Agreement and Option to Lease dated December 28, 1989 between the Registrant and Santa Fe Pacific Minerals Corporation (1)

10.2A Registration Rights Agreement dated as of December 29, 1989 among the Registrant, BAREIA, O&Y and Itel (1)

10.2B First Amendment to Registration Rights Agreement among the Registrant, BAREIA, O&Y and Itel (5)

10.2C Letter Agreement dated November 14, 1995 between the Registrant and California Public Employees' Retirement System (7)

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

10.5   Registrant's Incentive Stock Compensation Plan (3)

10.6 Termination, Substitution and Guarantee Agreement between ATSF and the Registrant dated December 21, 1990(4)

10.7   Registrant's Amended and Restated 1991 Stock Option Plan (9)

10.8   Registrant's amended and Restated Executive Stock Option Plan (9)

10.9 Amended and Restated Executive Employment Agreement dated as of November 29, 1995 between the Registrant and Nelson C. Rising (7)

10.11A Employment Agreement dated July 24, 1996 between the Registrant and
       Stephen P. Wallace (7)

10.11B Letter Agreement dated November 16, 1996 between the Registrant and
       Steve Wallace (10)

10.12  Registrant's Amended and Restated 1995 Stock Option Plan (9)

10.13  Registrant's Amended and Restated 1996 Performance Award Plan (11)

10.14 Amended and Restated Employment Agreement dated September 16, 1997 between the Registrant and Kathleen Smalley (11)

10.15 Office lease dated November 22, 1996 between Bradbury Associates, L.P. and the Registrant (10)

10.16  Registrant's Deferred Compensation Plan (11)

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

(11) Incorporated by reference to the Form 10-Q for the quarter ended March 31, 1999.

(12) Incorporated by reference to the Form 10-Q for the quarter ended June 30, 1999.