Form 10-K
period 1999-12-31
CATELLUS DEVELOPMENT CORP
filed 2000-03-30
CIK 865937

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 1999           Commission file number 0-18694

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

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange on which
        Title of each class            registered
        -------------------            ------------------------------
     Common Stock, $.01 par value per  New York and Chicago Stock Exchanges,
     share                             and Pacific Exchange

     Preferred Share Purchase Rights   New York and Chicago Stock Exchanges,
                                       and Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.402 billion on March 16, 2000.

  As of March 16, 2000, there were 106,872,000 issued and outstanding shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

  Catellus Development Corporation (the "Company") is a diversified real estate development company with a large portfolio of developable land and rental properties. We have three primary lines of business: (1) Catellus Commercial Group, which acquires and develops suburban commercial business parks for our own account and the account of others; (2) Catellus Residential Group, which primarily acquires and develops single-family residential property; and (3) Catellus Urban Development Group, which entitles and develops urban mixed-use sites in San Francisco, Los Angeles, and San Diego.

  We have one of the largest portfolios of developable land in the western United States, capable of supporting up to an estimated 42.9 million square feet of commercial development and 16,393 units of residential development. Approximately 80% of the total commercial development potential and 71% of the potential residential lots/units are entitled. We also own 24.7 million square feet of rental buildings. Approximately 76% of our rental properties and 70% of the total commercial development potential by square footage are located in seven sub-markets in California: Silicon Valley, San Francisco, San Francisco's East Bay Area, Los Angeles, Orange County, Inland Empire (San Bernardino and Riverside counties), and San Diego. Approximately 98% of the residential units are located in California with approximately 67% in Northern California and 31% in Southern California.

  The chart below summarizes the estimated development potential of our land holdings as of December 31, 1999:

Development Potential of Land Inventory


                                         Commercial     Residential    Hotel
                                      ---------------- --------------  ------
                                      (in square feet) (lots or units) (rooms)
   Catellus Commercial Group
    Land............................     19,320,000           --
    Pacific Commons
     (Fremont, California)..........      7,480,000           --

   Catellus Residential Group
    Land............................            --         11,378

   Catellus Urban Development Group
    Mission Bay (San Francisco,
     California)....................      6,369,000         4,555       500
    Union Station (Los Angeles,
     California)....................      6,500,000           --
    Santa Fe Depot (San Diego,
     California)....................      3,300,000           460
                                         ----------        ------       ---
   Total............................     42,969,000        16,393       500
                                         ==========        ======       ===
   Entitled.........................     34,793,000        11,639       500
   Entitlements/Approvals In
    Progress........................      8,176,000         4,754

  The following table shows by net book value the Company's developable properties.

                                                   Catellus Net Book Value
                                                -------------------------------
                                                        December 31,
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------
                                                       (in thousands)
   Catellus Commercial Group .................. $ 178,523  $ 169,145  $ 142,801
   Catellus Residential Group..................   163,610    132,660     86,481
   Catellus Urban Development Group............   323,858    294,084    260,004
   Other.......................................    15,431     20,531     47,983
                                                ---------  ---------  ---------
     Subtotal..................................   681,422    616,420    537,269
   Accumulated depreciation....................   (14,077)   (13,250)   (10,978)
                                                ---------  ---------  ---------
     Total..................................... $ 667,345  $ 603,170  $ 526,291
                                                =========  =========  =========

  We believe that our diversification among real estate business activities, product types, and capabilities, and between rental properties and developable land assets, differentiates us from other public real estate companies. Moreover, we are a traditional corporation rather than a real estate investment trust ("REIT"); thus, we may reinvest our earnings without the minimum dividend requirements of a REIT, have greater flexibility to pursue new opportunities without the need to raise additional equity capital as frequently as a REIT, and are not limited by tax law, as are REITS, in the range of business activities in which we may engage.

  Our company was originally formed to conduct the non-railroad real estate activities of the Santa Fe Pacific Corporation and was spun off to stockholders in 1990. Our railroad heritage has given us a diverse base of developable properties located near transportation corridors in major urban areas. Over time, these properties have proven suitable for a variety of product types (industrial, retail, office, and residential), with the larger land sites most suitable for large-scale mixed-use projects.

  Our principal office is located at 201 Mission Street, San Francisco, California 94105; our telephone number at that location is (415) 974-4500; and our website address is www.catellus.com.

                           Catellus Commercial Group

  Catellus Commercial Group ("CCG") develops, invests in, and manages suburban commercial business parks and buildings. It is organized into four divisions:
(1) commercial development provides development services for our own account or for third parties, and acquires and sells development properties and commercial buildings, (2) asset management provides leasing and management services for our buildings and leased land and to third parties, (3) corporate services provides land management services for third parties and certain owned properties, and (4) other land holdings provides management and disposition services primarily for our desert and non-strategic land portfolio.

  Following is a more detailed discussion of the activities of these four divisions.

 Commercial Development

  Our commercial development activities include (1) the acquisition of commercial land sites, (2) the construction of buildings, on owned land, for pre-arranged sale to users (build-to-sell), (3) the construction of pre-leased buildings (build-to-suit) and speculative buildings to be added to the Company's rental portfolio, (4) the construction of buildings for pre-arranged sales to investors (pre-sale), and (5) the sale of land to third parties for their own development. In certain instances, we have generated development and management fees from design-build services, construction management services, and property management.

  In 1999, we commenced construction on 5.4 million square feet of new commercial development and completed approximately 5.8 million square feet of construction. Of the completed development, 4.2 million square feet were added to the rental property portfolio and the remainder was sold.

  The following table summarizes CCG's commercial development activities during the periods presented:

                                           Year Ended December 31,
                                       --------------------------------------
                                          1999            1998        1997
                                       ----------      ----------  ----------
                                               (in square feet)
     Under construction, beginning of
      period.........................   5,036,500       3,774,000   2,286,961
     Construction starts.............   5,371,000       4,927,500   3,885,000
     Completed--retained in
      portfolio......................  (4,166,500)     (1,989,000) (2,089,200)
     Completed--sold.................  (1,600,000)     (1,676,000)   (308,761)
                                       ----------      ----------  ----------
     Under construction, end of
      period.........................   4,641,000(/1/)  5,036,500   3,774,000
                                       ==========      ==========  ==========

--------
(/1/)Includes 872,000 square feet of development that will be sold on completion and 3,769,000 square feet that will be added to our portfolio upon completion.

  Sales. The following table summarizes CCG's sales of property in the periods presented:

                                                Year Ended December 31,
                                              ---------------------------------
                                                1999           1998      1997
                                              ---------      --------  --------
                                                    (in thousands)
     Sales................................... $ 171,039      $ 89,459  $ 37,339
     Cost of Sales...........................  (136,280)      (67,445)  (27,519)
                                              ---------      --------  --------
       Gain.................................. $  34,759(/1/) $ 22,014  $  9,820
                                              =========      ========  ========

--------
(/1/)Excludes depreciation recapture of $4,354 in 1999.

  In 1999, we invested approximately $67.5 million in the acquisition of land for development and completed buildings. These acquisitions added approximately 2.8 million square feet of potential industrial development and four buildings totaling 1.3 million square feet of rentable commercial space. We also secured an option to purchase additional land capable of supporting up to 1.1 million square feet of development located in Glenview, Illinois.

  Developable Land Inventory

  CCG's existing developable land portfolio, once entitled and approved, can support an estimated 26.8 million square feet of new development
(approximately 18.4 million square feet of which is entitled and approved).

  The following table summarizes CCG's commercial development land inventory activity by location as of and for the year ended December 31, 1999:

                           Potential                                                     Potential
                          Development                                                   Development
                             Space     Transfers and                 Land                  Space
City                       12/31/98   Adjustments(/1/) Acquisitions Sales   Development  12/31/99
----                      ----------- ---------------- ------------ ------  ----------- -----------
                                                 (square feet in thousands)
Southern California
 City of Industry.......        33           --             --         --        --           33
 La Mirada (held in
  joint venture)........        45           --             --         (45)      --          --
 Los Angeles............       250           --             --        (250)      --          --
 Rancho Cucamonga.......     2,362            35            --          --    (1,005)      1,392
 Mira Loma..............       963           --             --        (312)     (651)        --
 Ontario................     3,353         1,006            --        (710)     (744)      2,905
 Santa Fe Springs.......        39           --             --         (39)      --          --
 Anaheim................       --            166            --         (88)      --           78
                            ------         -----          -----     ------    ------      ------
Subtotal Southern
 California.............     7,045         1,207            --      (1,444)   (2,400)      4,408
                            ------         -----          -----     ------    ------      ------
Northern California
 Richmond...............       669            38            --        (400)      --          307
 Fremont................       951         6,630            --         --       (100)      7,481
 Union City.............       481           --             --         --        --          481
 Stockton...............       550          (136)           --         --       (130)        284
 Oakland................       275           (26)           --         --       (176)         73
 Manteca................       --            --           1,558        --       (552)      1,006
                            ------         -----          -----     ------    ------      ------
Subtotal Northern
 California.............     2,926         6,506          1,558       (400)     (958)      9,632
                            ------         -----          -----     ------    ------      ------
Total in California.....     9,971         7,713          1,558     (1,844)   (3,358)     14,040
                            ------         -----          -----     ------    ------      ------
Illinois
 Woodridge..............     4,027          (707)           --        (459)     (409)      2,452
 Romeoville.............     1,472           (93)           --         --       (400)        979
Texas
 Coppell................     2,125          (320)           --         --        (80)      1,725
 Garland................       948            35            --         --        --          983
 Grand Prairie..........       --            --           1,181        --     (1,181)        --
 Houston................       514           (12)           --         --        --          502
Other
 Denver, CO.............     2,796           127            --        (688)     (505)      1,730
 Westminster, CO........       --            (57)         1,000        --        --          943
 Louisville, KY.........       --            --             165        --       (165)        --
 Oklahoma City, OK......     1,235           --             --         --        --        1,235
 Portland, OR...........     3,255           170            --        (315)     (899)      2,211
                            ------         -----          -----     ------    ------      ------
Total Outside of
 California.............    16,372          (857)         2,346     (1,462)   (3,639)     12,760
                            ------         -----          -----     ------    ------      ------
Total...................    26,343         6,856          3,904     (3,306)   (6,997)     26,800
                            ======         =====          =====     ======    ======      ======
Entitled................                                                                  18,374
Entitlements/approvals
 in progress............                                                                   8,426

--------
(/1/)Includes revisions to estimates of potential development or building size, or transfers of property between commercial development and other categories of property.

  Entitlement depends on discretionary government decisions as well as the results of a variety of predevelopment studies undertaken at various points in the planning of a project. We have 8.4 million square feet of potential development space for which entitlements or approvals are in progress. The entitlements or approvals sought may not be received, or if received, may not permit timely development in light of market conditions.

  The largest single project for the commercial development group is Pacific Commons in Fremont, California, which is one of the largest planned business parks in Silicon Valley. It consists of 840 gross acres, of which approximately 325 net acres are planned for development, and it is adjacent to Interstate 880 sixteen miles north of San Jose.

  We received the necessary entitlements from the City of Fremont for 1.2 million square feet of development and subsequently developed, constructed, sold or leased approximately 775,000 square feet of R&D, light industrial, and warehouse properties.

  Additional federal and state species and habitat clearances were necessary to perfect the remaining 7.1 million square feet of entitlements, including the undeveloped 425,000-square-foot portion of the 1.2 million-square-foot development area described above. The final step in obtaining these clearances was the completion of the U.S. Army Corps of Engineers Section 404 permit process in the fourth quarter of 1999, with the City of Fremont as our co-applicant. We are currently processing approvals with the City for amendments to the existing Development Agreement, to reflect the adjustments to the development footprint required by our joint application in the Section 404 permit process. We expect the Development Agreement amendment will be completed during the second quarter of 2000, but there can be no assurance that this will occur.

 Asset Management

  The asset management group manages 24.7 million square feet of industrial, office and retail properties, land leases, and interests in several joint ventures. It also provides asset management services to third parties.

Rental Properties

  The following table provides information on CCG's rental properties:

                           Number of                             Property Operating
                           Buildings     Square Feet Owned          Income(/1/)
                         -------------- -------------------- --------------------------
                          December 31,      December 31,      Year Ended December 31,
                         -------------- -------------------- --------------------------
                         1999 1998 1997  1999   1998   1997    1999     1998     1997
                         ---- ---- ---- ------ ------ ------ -------- -------- --------
                                           (in thousands)          (in thousands)
Asset Management
 Industrial buildings... 200  187  176  22,240 17,010 14,326 $ 76,958 $ 62,432 $ 52,652
 Office buildings.......  24   26   25   1,622  1,719  1,620   19,043   18,365   16,960
 Retail buildings.......  20   24   24     881    928    928    9,512    9,127    9,341
 Land and other
  leases................ --   --   --      --     --     --     7,290    6,825    6,903
 Equity in earnings of
  operating joint
  ventures.............. --   --   --      --     --     --    10,668    9,368    7,436
                         ---  ---  ---  ------ ------ ------ -------- -------- --------
   Subtotal............. 244  237  225  24,743 19,657 16,874  123,471  106,117   93,292
Corporate Services
 Land and other leases
  ......................                                        6,636    4,493       --
Other land holdings
 Land and other
  leases................                                           21       21       21
                         ---  ---  ---  ------ ------ ------ -------- -------- --------
Total CCG............... 244  237  225  24,743 19,657 16,874 $130,128 $110,631 $ 93,313
                         ===  ===  ===  ====== ====== ====== ======== ======== ========

--------
(/1/)Property operating income represents rental revenue less property operating costs.

  Leasing. The following table summarizes leasing statistics for CCG's rental properties:

                                                          As of December 31,
                                                         ----------------------
                                                          1999    1998    1997
                                                         ------  ------  ------
                                                           (square feet in
                                                              thousands)
     Industrial Buildings
       Square feet owned................................ 22,240  17,010  14,326
       Square feet leased............................... 20,824  16,200  14,061
       Percent leased...................................   93.6%   95.2%   98.2%
     Office Buildings
       Square feet owned................................  1,622   1,719   1,620
       Square feet leased...............................  1,508   1,624   1,547
       Percent leased...................................   93.0%   94.5%   95.5%
     Retail Buildings
       Square feet owned................................    881     928     928
       Square feet leased...............................    827     836     870
       Percent leased...................................   93.9%   90.1%   93.8%
     Total
       Square feet owned................................ 24,743  19,657  16,874
       Square feet leased............................... 23,159  18,660  16,478
       Percent leased...................................   93.6%   94.9%   97.7%

  Lease Expirations. The following table summarizes the lease expirations in CCG's rental property portfolio as of December 31, 1999:

                            2000   2001   2002   2003   2004   2005   2006  2007  2008  Thereafter
                            -----  -----  -----  -----  -----  -----  ----  ----  ----  ----------
   Percent.................  14.5%  13.4%  11.6%  11.8%  15.0%   5.8% 3.2%  3.5%  2.7%     18.6%
   Square feet (in
    thousands)............. 3,358  3,096  2,697  2,724  3,470  1,340  739   804   621     4,310

  Approximately 905,000 square feet of month-to-month leases are shown as expiring in 2000.

Industrial Building Portfolio

  At December 31, 1999, our portfolio of industrial rental properties included 200 buildings aggregating 22.2 million square feet that were 93.6% leased. At December 31, 1999, we also had 4.6 million square feet under construction, of which approximately 3.8 million square feet are expected to be added to our portfolio.

  The following table summarizes CCG's industrial buildings by region as of or for the year ended December 31, 1999:

                                                                Property  Property
                                 Number                         Operating Operating
                              of Buildings Square Feet Revenues   Costs    Income
                              ------------ ----------- -------- --------- ---------
                                 (in thousands, except for number of buildings)
     Southern California.....     124         9,451    $ 51,123 $ 10,237  $ 40,886
     Northern California.....      33         4,515      23,468    3,923    19,545
     Illinois................      13         3,327       9,991    2,713     7,278
     Arizona. ...............      12         1,195       5,313    1,968     3,345
     Texas...................       6         1,315       4,363      857     3,506
     Colorado ...............       2           455       1,296      529       767
     Ohio....................       3           965         933      100       833
     Oklahoma and Kansas.....       3           402         876      236       640
     Oregon..................       3           448         211      117        94
     Kentucky................       1           167          80       16        64
                                  ---        ------    -------- --------  --------
       Total.................     200        22,240    $ 97,654 $ 20,696  $ 76,958
                                  ===        ======    ======== ========  ========

  The following table summarizes the lease expirations in the industrial portfolio as of December 31, 1999:

                            2000   2001   2002   2003   2004   2005   2006  2007  2008  Thereafter
                            -----  -----  -----  -----  -----  -----  ----  ----  ----  ----------
   Percent.................  14.7%  13.6%  11.2%  11.4%  15.0%   6.3% 3.3%  3.3%  2.6%     18.6%
   Square feet (in
    thousands)............. 3,067  2,827  2,324  2,384  3,126  1,312  694   677   543     3,870

  Of the 3,067,000 square feet of leased industrial space that is scheduled to expire in 2000, 58% is located in Southern California, 17% is in Northern California, and the balance is spread throughout the other regions. Approximately 270,000 square feet of month-to-month leases are shown as expiring in 2000.

  In 1999, 5.1 million square feet of industrial buildings were added to the portfolio. Of this total, we constructed and completed 4.2 million square feet, we acquired 1.3 million square feet, and we sold 0.4 million square feet.

Office Building Portfolio

  At December 31, 1999, our portfolio of office rental properties included 24 buildings aggregating approximately 1.6 million square feet that were 93% leased.

  The following table summarizes CCG's office buildings by region as of or for the year ended December 31, 1999:

                                                                Property  Property
                                 Number                         Operating Operating
                              of Buildings Square Feet Revenues   Costs    Income
                              ------------ ----------- -------- --------- ---------
                                 (in thousands, except for number of buildings)
     Northern California ....      10           526    $ 11,481 $  4,011  $  7,470
     Southern California ....      11           572       9,180    3,740     5,440
     Illinois................       2           467      11,521    5,849     5,672
     Oregon..................       1            57         714      336       378
     Texas...................      --            --         135       52        83
                                  ---         -----    -------- --------  --------
       Totals................      24         1,622    $ 33,031 $ 13,988  $ 19,043
                                  ===         =====    ======== ========  ========

  The following table summarizes the lease expirations in CCG's office portfolio as of December 31, 1999:

                            2000  2001  2002  2003  2004  2005  2006  2007  2008  Thereafter
                            ----  ----  ----  ----  ----  ----  ----  ----  ----  ----------
   Percent................. 13.0% 11.3% 23.2% 18.5% 16.1% 0.5%  2.3%  8.4%  2.3%     4.4%
   Square feet (in
    thousands).............  197   171   350   279   242    7    35   127    34       66

  Of the 197,000 square feet of leased office space that is scheduled to expire in 2000, 58% is located in Southern California, 22% is in Northern California, and the balance is spread throughout two other states. Approximately 42,000 square feet of month-to-month leases are shown as expiring in 2000.

Retail Building Portfolio

  At December 31, 1999, our portfolio of retail rental properties included 20 buildings aggregating 880,822 square feet that were 93.9% leased. Our retail properties are located primarily in Northern and Southern California, with additional projects in Colorado and Oregon.

  The following table summarizes CCG's retail portfolio by region as of or for the year ended December 31, 1999:

                                                                Property  Property
                                 Number                         Operating Operating
                              of Buildings Square Feet Revenues   Costs    Income
                              ------------ ----------- -------- --------- ---------
                                 (in thousands, except for number of buildings)
     Northern California ....       8          461     $  7,723  $ 2,094   $ 5,629
     Southern California ....       9          283        4,022    1,119     2,903
     Colorado................       1          100        1,358      655       703
     Oregon..................       2           37          472      195       277
                                  ---          ---     --------  -------   -------
       Totals................      20          881     $ 13,575  $ 4,063   $ 9,512
                                  ===          ===     ========  =======   =======

  The following table summarizes the lease expirations in CCG's retail portfolio as of December 31, 1999:

                            2000  2001  2002  2003  2004  2005  2006  2007  2008  Thereafter
                            ----  ----  ----  ----  ----  ----  ----  ----  ----  ----------
   Percent................. 11.4% 11.8% 2.9%  7.4%  12.3% 2.5%  1.4%  0.0%  5.2%     45.2%
   Square feet (in
    thousands).............   95    98   24    61    101   21    11     0    43       373

  Of the 95,000 square feet of leased retail space that is scheduled to expire in 2000, 56% is located in Southern California, 17% is in Oregon, and the balance is spread throughout two other states. Approximately 24,700 square feet of month-to-month leases are shown as expiring in 2000.

Land and Leases Portfolio

  The following table summarizes CCG's portfolio of land subject to leases by region for the year ended December 31, 1999:

                                                             Property  Property
                                                             Operating Operating
                                                    Revenues   Costs    Income
                                                    -------- --------- ---------
                                                           (in thousands)
     Southern California........................... $ 6,051    $ 407    $ 5,644
     Northern California ..........................     331       75        256
     Other states .................................   1,541      151      1,390
                                                    -------    -----    -------
       Totals...................................... $ 7,923    $ 633    $ 7,290
                                                    =======    =====    =======

Operating Joint Venture Portfolio

  During the year the commercial group had direct or indirect equity interests in five joint ventures that owned rental properties. These joint ventures provided cash distributions to the Company of $12.4 million for the year ended December 31, 1999, and earnings of $10.7 million for the same period. As of December 31, 1999, we owned joint venture interests in the following operating properties, except for both the apartment joint venture and the design center whose assets were either sold or transferred (as noted) during the year. (Note that the term "joint venture" as used herein means that two or more parties own an interest and not that a joint venture is the legal form of organization.)

                                                                      Equity in Earnings
                                                                   ------------------------
                                                                   Year Ended December 31,
                               No. of                    Ownership ------------------------
                              Ventures       Size        Interest    1999    1998    1997
                              -------- ----------------- --------- -------- ------- -------
                                                                        (in thousands)
     Hotel(/1/)..............     2       2,000 rooms      25-50%  $ 10,567 $ 9,072 $ 7,321
     Office..................     1     205,000 sq. ft.       67%        67     137      73
     Apartments(/2/).........     1        387 units          50%        34     159      42
     Design Center(/3/)......     1    1,200,000 sq. ft.      74%       --      --      --
                                ---                                -------- ------- -------
       Total.................     5                                $ 10,668 $ 9,368 $ 7,436
                                ===                                ======== ======= =======

--------
(/1/)Excludes a hotel parking lot joint venture, which does not own rental properties.
(/2/)Sold in February 1999.
(/3/)The primary asset in this joint venture was transferred to a third party in October 1999.

Corporate Services

  A subsidiary, Catellus Management Corporation ("CMC"), provides acquisition, disposition, leasing, permit management, and inventory services for the railroad industry's non-railroad real estate assets. CMC currently manages approximately 9,700 leases located in 27 states and Canada and 123,000 permits, easements, or licenses for third parties. CMC uses a proprietary management system that tracks title and leases and provides site plan mapping and imaging data for each of the properties under management. Over the past two years, a major source of fee income was a contract to manage and sell the non-railroad assets of a major railroad company. As anticipated, most of the inventory of managed assets for the railroad has been sold in accordance with the customer's goals and it is expected that future management fees will decrease.

  Additionally, in 1998, CMC invested a total of $50.5 million ($40.1 million of which was seller-financed) in the acquisition of land and other interests in real property with the intention to sell the majority of these assets. CMC manages the disposition and leasing for these owned leases. Property operating income from these leases was $6.6 million in 1999, $4.5 million in 1998, and none in 1997.

  The following table summarizes the management and development fees earned by CMC for the periods presented.

                                                       Year Ended December 31,
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
                                                            (in thousands)
     Management and development fees................. $ 10,523 $ 12,845 $ 12,170

  The following table summarizes the sales of CMC-owned properties for the periods presented.

                                                           Year Ended December
                                                                   31,
                                                          ----------------------
                                                            1999     1998   1997
                                                          -------- -------- ----
                                                              (in thousands)
     Sales............................................... $ 14,053 $ 11,636 $--
     Cost of Sales.......................................   10,529    8,238  --
                                                          -------- -------- ----
       Gain.............................................. $  3,524 $  3,398 $--
                                                          ======== ======== ====

Other Land Holdings

  As of December 31, 1999, we owned approximately 782,000 acres of land in the Southern California desert. The ownership of these desert properties is the result of historical land grants to the railroad predecessors of our Company. Because of its location, lack of contiguity among parcels, and other factors, much of this land is not currently suitable for traditional development activities. We therefore made an assessment of the portfolio to explore the potential for agricultural, mineral, water, telecommunication, energy, and waste management uses for this property. We have concluded from this assessment that the land, although valuable, does not fit within our overall corporate strategy.

  In February 1999, we signed an agreement with The Wildlands Conservancy ("TWC"), a non-profit conservation group, to convey 437,000 acres of desert holdings and 20,000 acres of severed mineral rights for a total cash consideration of up to $54.6 million. Since that time, the total purchase price for that land has been reduced to $48.6 million as a result of negotiations over the amount of federal funding. This transaction was partially completed in January 2000 with the conveyance of approximately 225,000 acres for $25 million.

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Gain on Non-Strategic Asset Sales" of this Form 10-K for more information regarding this transaction.

  We will continue to pursue additional sale, lease, or exchange opportunities involving public and private buyers, as well as other arrangements to maximize the value of this land. These arrangements are complicated and therefore may take a significant amount of time to complete.

  In addition to our portfolio of desert properties, we have other properties we consider non-strategic that are for sale. The number of properties in this category has declined substantially since 1995 as a result of sales activity.

  Sales. The following table summarizes the sales of non-strategic properties for the periods presented.

                                                       Year Ended December 31,
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
                                                            (in thousands)
     Sales........................................... $ 10,275 $ 43,349 $ 31,122
     Cost of Sales...................................    3,581   41,010   26,149
                                                      -------- -------- --------
       Gain.......................................... $  6,694 $  2,339 $  4,973
                                                      ======== ======== ========

                          Catellus Residential Group

  The Catellus Residential Group (CRG) acquires and develops single-family residential property. Property is either acquired directly or is part of a joint venture with a third party. This group has historically consisted of three lines of business:

  . Community Development, which identifies and develops (through entitlement, infrastructure, and subdivision), large-scale residential communities in prime housing markets, selling finished lots to homebuilders (including our merchant housing group);

  . Merchant Housing, which designs, builds, and markets a variety of for-sale products, from entry-level to estate homes; and

  . Public and Private Ventures, which develops and markets affordable rental and for-sale housing, primarily within high-density urban areas, as well as institutional housing such as faculty and student housing for universities. Additionally, the group has pursued federal government contracts to provide military housing.

  Recently, a consolidation in the homebuilding industry has resulted in a focus by national homebuilders on high-volume, lower-margin activities that are not part of our corporate strategy. As a result, we are exploring the sale of the merchant housing division of our residential business.

  Separately, we have also determined that the activities explored by the Public and Private Ventures (PPV) group does not warrant the continuation of a separate group, and we have changed our organization accordingly. Responsibility for a majority of the ongoing projects in this area are being assumed by the community development division. The PPV group had not yet contributed significant earnings to the Company since its formation in 1996, therefore we do not expect this change to have a significant financial effect on the overall business.

  Consistent with the succession plan that was adopted when The Akins Companies were acquired, Bruce Akins and Carl Akins, who are currently president and chairman of Catellus Residential Group, respectively, will leave the company at the end of March to pursue other opportunities.

  The following table summarizes CRG's residential development land inventory activity in 1999:

                                                             1999 Activity
                          ------------------------------------------------------------------------------------
                          Total Lots/                    Home     Lot    Plotting             Ownership or
                          Homes 1/1/99 Controlled Acq. Closings Closings Changes  12/31/99 Controlled Interest
                          ------------ ---------- ---- -------- -------- -------- -------- -------------------
Community Development
Northern California
 Tracy                        2,400         --     --      --       --        --    2,400          100%
 Hercules (1)                 1,000         --     --      --       --      (187)     813          100%
 Serrano--Sacramento          3,725         --     --      --     (635)       --    3,090           67%

Southern California
 Lakeside--Buena Park            38         --     --      --      (38)       --       --          100%
 Talega--San Clemente         4,360         --     --      --     (162)     (868)   3,330           30%
 Chino Hills (1)                215         --     --      --       --      (155)      60          100%
 Summerlane--Huntington
  Beach                         175       (175)   175      --      (83)       --       92          100%

Texas
 Oakcliff                       285         --     --      --       --        --      285          100%
                             ------       ----    ---    ----     ----    ------   ------
 Subtotal Community
  Development                12,198       (175)   175      --     (918)   (1,210)  10,070
                             ------       ----    ---    ----     ----    ------   ------

Merchant Housing
Northern California
 Rosewalk--Union City            62         --     --     (52)      --        --       10          100%
 Brittany Hills--
  Martinez                       99         --     --     (42)      --        --       57          100%
 Shriners--San Francisco         82        (82)    82      --       --        --       82           80%
 Reimal Site--Gilroy            110         --     --      --       --        --      110          100%

Southern California
 Ridgemoor--Rowland
  Heights                        29         --     --     (29)      --        --       --          100%
 Vidorra--Tustin                  7         --     --      (7)      --        --       --          100%
 Cypress I--Irvine               73         --     --     (63)      --        --       10          100%
 Cypress I I-- Irvine            --         52     20      --       --        --       72          100%
 Regatta--Long Beach             15         --     --     (15)      --        --       --          100%
 Cantamar--Carlsbad              96         --     --     (57)      --        --       39          100%
 Westbluffs--Playa del
  Rey                           118         --     --      --       --        (6)     112          100%
 Windsong--Buena Park            94         --     --     (64)      --        --       30          100%
 Citrus-Tesoro--La
  Quinta                         63         --     --     (16)      --        --       47           60%
 Citrus-- Mandarina--La
  Quinta                         56         --     --     (12)      --        --       44           60%
 Summerlane--Huntington
  Beach                         138       (138)   138      --        0        --      138          100%
 Terra Linda--San
  Clemente                       68        (68)    68      --       --        --       68          100%
 San Rafael--San
  Clemente                       80        (80)    80      --       --        --       80          100%
 Aliso Viejo--Aliso
  Viejo                          --         --     73      --       --         1       74          100%
 7th St.-Union City              --         --     --      --       --        59       59          100%
                             ------       ----    ---    ----     ----    ------   ------
 Subtotal Merchant
  Housing                     1,190       (316)   461    (357)       0        54    1,032
                             ------       ----    ---    ----     ----    ------   ------
Public/Private Ventures
Southern California
 Miraflores, La Quinta           86         --     --      --       --        --       86          100%
 Oxnard, California              --         --    190      --       --        --      190           50%
                             ------       ----    ---    ----     ----    ------   ------
 Subtotal Public /
  Private Ventures               86         --    190      --       --        --      276
                             ------       ----    ---    ----     ----    ------   ------
  Total Residential
   Properties...........     13,474       (491)   826    (357)    (918)   (1,156)  11,378
                             ======       ====    ===    ====     ====    ======   ======
Entitled                                                                            6,624
Entitlements/approvals
 in process                                                                         4,754


-------
(1) Represents properties which the Company does not currently own but which it has entered into contractual relationships to acquire, such as letters of intent, purchase agreements with customary conditions precedent, option agreements, and other similar arrangements. Each of these acquisitions is contingent on the occurrence of future events or the satisfaction of specified conditions.

  The following is a brief summary of two of our significant residential projects.

  Talega -- San Clemente, California. In 1997, we acquired a one-third interest in a joint venture project, a 3,470-acre, 4,965-lot residential and land development site in the Talega Valley in San Clemente, California. Plans for this masterplanned project include a variety of attached and detached homes; an 18-hole championship golf course; a seniors community; an elementary school; community parks; and an 82-acre, 1.5 million-square-foot mixed-use commercial area. In 1999, 162 lots were sold at the site. A total of 767 lots have been sold in the project since the acquisition of our interest in the project.

  Serrano -- El Dorado Hills, California. In 1998, we acquired a two-thirds interest in a 3,500-acre, 4,000-lot masterplanned community in El Dorado Hills, California, which is located 30 miles east of Sacramento, California. A significant amount of infrastructure was in place and approximately 800 lots were sold or developed prior to the acquisition of our interest in the project. Plans for the project include a variety of detached homes; an 18-hole executive golf course; a private 18-hole Championship Golf Course and Country Club; elementary, intermediate, and high schools; and a neighborhood retail commercial area. In 1999, 635 lots were sold at the site. A total of 840 lots have been sold in the project since the acquisition of our interest.

  Sales. The following table summarizes CRG's sales of residential development property, which include lots and housing units. The sales shown below are for properties which we own and consolidated joint ventures, for the periods presented:

                                                            December 31,
                                                    ----------------------------
                                                      1999      1998      1997
                                                    --------- --------- --------
                                                           (in thousands)
     Sales......................................... $ 161,913 $ 105,346 $ 82,632
     Cost of Sales.................................   121,107    79,220   66,588
                                                    --------- --------- --------
       Gain........................................ $  40,806 $  26,126 $ 16,044
                                                    ========= ========= ========

  Unconsolidated Joint Venture Sales. We also participate in joint venture projects in which we do not own a controlling interest and for which we recognize income using the equity method. The following table summarizes sales of residential development property in these unconsolidated joint venture projects.

                                                         December 31,
                                                   --------------------------
                                                     1999     1998     1997
                                                   --------  -------  -------
                                                        (in thousands)
     Sales........................................ $115,225  $89,961  $47,390
     Cost of Sales................................   86,918   73,120   39,558
                                                   --------  -------  -------
       Gain.......................................   28,307   16,841    7,832
     Venture partners' interest...................  (18,132) (11,510)  (6,617)
                                                   --------  -------  -------
       Equity in earnings of unconsolidated joint
        ventures.................................. $ 10,175  $ 5,331  $ 1,215
                                                   ========  =======  =======

                       Catellus Urban Development Group

  The Catellus Urban Development Group (CUG) develops large urban mixed-use projects. Its current portfolio consists of three major mixed-use development sites that include planned development for residential, office, biotech, retail, entertainment, and hotel purposes. The chart below summarizes the estimated development potential of CUG's current land holdings as of December 31, 1999:

CUG's Potential Development Land Inventory

                                             Commercial   Residential   Hotel
                                             ---------- --------------- ------
                                                        (lots or units) (rooms)
Mission Bay (San Francisco, California).....  6,369,000      4,555       500
Union Station (Los Angeles, California).....  6,500,000        --        --
Santa Fe Depot (San Diego, California)......  3,300,000        460       --
                                             ----------      -----       ---
Total....................................... 16,169,000      5,015       500
                                             ==========      =====       ===
Entitled ................................... 16,169,000      5,015       500

  Following is a summary of these major urban mixed-use projects:

  Mission Bay, San Francisco, California. We own approximately 154 acres of property in San Francisco (the "City") adjacent to downtown, which is part of an approximately 300-acre mixed-use development project known as Mission Bay. The balance of the project is primarily owned by the City, the Port of San Francisco, and the University of California San Francisco ("UCSF"). The current proposed development for Mission Bay includes up to:

                                                    Company  Owned by
                                                     Owned    Others     Total
                                                   --------- --------- ---------
Residential Units:
Market Rate.......................................     4,300       --      4,300
Affordable........................................       255     1,445     1,700
                                                   --------- --------- ---------
Total Residential.................................     4,555     1,445     6,000
                                                   ========= ========= =========
Commercial (gross square feet):
R&D, Biotech, and Office.......................... 5,557,000       --  5,557,000
Retail and Entertainment..........................   812,000       --    812,000
UCSF Campus.......................................       --  2,650,000 2,650,000
                                                   --------- --------- ---------
Total Commercial.................................. 6,369,000 2,650,000 9,019,000
                                                   ========= ========= =========
Hotel:
Rooms.............................................       500       --        500
                                                   ========= ========= =========

  In the years leading up to 1999, we obtained entitlement and redevelopment plans for Mission Bay, and, in July 1999, we closed land transfers among the City of San Francisco, the Port of San Francisco, the California State Lands Commission, UCSF, and us to result in the ownership described above in a developable configuration. The Company also received regulatory permits from the U.S. Army Corps of Engineers and the California Regional Water Quality Control Board in early 2000. Additional permits and approvals are required for the development of individual projects at Mission Bay, including, for office projects, allocation ("Proposition M Allocation") of square footage from a limited allotment of office space permitted to be developed in the City at any given time.

  The following highlights activity in Mission Bay. Because these processes require participation of a number of parties and agencies, schedules are subject to change.

  Mission Bay North, the 65-acre portion of Mission Bay north of Mission Creek, is being developed adjacent to the newly completed Pacific Bell Park (home of the San Francisco Giants). A tentative subdivision map for the first major phase, describing our initial development plan for approximately 250 residential units and 80,000 square feet of commercial space and a 100-unit Redevelopment Agency affordable housing project, was approved in May 1999. An agreement has been executed with AvalonBay Communities for development of the initial 250 residential units, scheduled to break ground in the fourth quarter of 2000. A second major phase application was filed in November 1999 for development of approximately 550 residential units, approximately 185,000 square feet of commercial space, and accompanying parking. We are currently engaged in the design of this project, with ground-breaking projected for early 2001.

  Mission Bay South, the 238-acre portion of Mission Bay south of Mission Creek, will be developed around the new 2.65 million-square-foot biotech/research expansion campus for UCSF. In accordance with agreements among the Company, the Regents of the University of California, and the City to locate the UCSF expansion campus on a portion of Mission Bay South. We donated approximately 18 acres and agreed to donate approximately 11 acres in the future for the campus, and the City of San Francisco contributed an additional 13.3 acres. The Campus itself will be developed by developers (which may include the Company) selected by UCSF. UCSF broke ground on its first building, a 400,000-square-foot research facility, in October 1999. Design is now under way for the next two UCSF buildings. We received a Proposition M Allocation from the City in early March 2000 for development for an initial 290,000-square-foot commercial building, the first phase in the development of our 5.56 million-square-foot R&D, biotech, and office campus.

  Union Station, Los Angeles, California. We currently own approximately 43 acres surrounding and including the historic Los Angeles Union Station. Located in downtown Los Angeles, Union Station is a transportation hub of the region, with Amtrak rail service, commuter rail lines serving the surrounding five-county region (Metrolink), and Los Angeles' growing subway and surface light rail systems.

  In 1996, the City of Los Angeles awarded us an entitlement package permitting seven million square feet of office development with the flexibility to substitute other uses such as hotel, sports and entertainment facilities, and housing. As part of this development, in 1996, we sold a 4.2-acre portion to the Los Angeles Metropolitan Water District and entered into a design-build contract to build its new headquarters facility. The sale generated proceeds of $13.2 million and a commission to build the facility for a fee. We completed construction of the 500,000-square-foot, 12-story headquarters facility in 1998, with occupancy completed in 1999. In addition to a major phase and project approval from the Redevelopment Agency, we also completed in 1999 a revised development plan intended to maximize the potential of the site given current and projected market conditions.

  Santa Fe Depot, San Diego, California. We own approximately 15 acres near the waterfront in downtown San Diego, California, including the Santa Fe Depot train station. The site is served daily by Amtrak, a commuter rail line (Coaster), and San Diego's expanding trolley system. In accordance with a Development Agreement executed with the City in 1993, the site is currently entitled for a mixture of office, hotel, retail, and housing development. During 1999 we revised the plan to respond better to recovering markets in San Diego. Subsequently, we entered into an agreement to sell to Bosa Development a 1.5-acre site for development of approximately 225 condominium units. We have prepared plans for an initial office development project, pending market response.

  Fleet Industrial Supply Center, Alameda Annex and Alameda Naval Air Station, East Housing, Alameda, California. In February 1998, we were selected by the City Council of the City of Alameda, California, as the master developer for the now closed 145-acre U.S. Navy Fleet Industrial Supply Center, Alameda Annex ("FISC") in Alameda, California. In July 1998, the City of Alameda added the adjacent 70-acre portion of the former Naval Air Station Alameda ("NAS Alameda") known as East Housing ("East Housing"). We are negotiating the acquisition and development of the two sites through an Exclusive Negotiating Agreement which has been extended by the City of Alameda to June 29, 2000.

  The site is located near Interstate 880 on an island in San Francisco Bay adjacent to downtown Oakland. The combined 215-acre FISC/East Housing development project represents the first phase of redevelopment of the 1,734 acres of dry land at the closed NAS Alameda and FISC. The entire area has been designated as a redevelopment area. A Community Re-Use Plan for conversion of the base over the next 20 to 30 years was approved by the City Council in January 1996.

  The current Company proposal is generally consistent with the Community Re-Use Plan and includes residential and business park uses for the FISC/East Housing site. The residential component of the proposal includes approximately 500 single-family homes. The City of Alameda Housing Authority plans to build 39 multi-family units on 2.5 acres. Fifteen percent of the 539 residential units will be affordable housing units. The business park development proposal includes up to 1.3 million square feet of office and research and development space. Additional uses include an elementary school, public parks, and waterfront open spaces.

  The FISC site is being transferred under special legislation to the City of Alameda by the Navy for one dollar. The NAS Alameda transfer qualifies under recently passed federal legislation as an Economic Development Conveyance between the City and the Navy. Environmental remediation on the site is expected to be handled by the Navy after the property is transferred through an "Early Transfer" process. Transfer of the land to the City of Alameda is expected by the second quarter of 2000. Certification of a basewide environmental impact statement by the Navy and a basewide environmental impact report by the City to allow the transfer and acceptance of the land has been completed. During the exclusive negotiating period, the Company and the Alameda Community Improvement Commission will attempt to negotiate a Disposition and Development Agreement ("DDA"). To be effective, the DDA requires the certification of a project environmental impact report. These documents and other approvals from the City and other agencies will be required before development can commence. It is possible that these negotiations may not culminate in an agreement with the City of Alameda, that the conditions for the transfer of the property by the Navy may not be satisfied, or that the conditions for other necessary approvals may not be satisfied.

Land Development Portfolio

  As of December 31, 1999, CUG's interim-use land development portfolio included 19 buildings aggregating approximately 1,153,000 square feet. At December 31, 1999, the portfolio was 84.0% leased. This portfolio represents interim rental uses of properties intended for mixed-use development. It is expected that the level of income generated from this category of properties will decline as development of the mixed-use projects occurs over the next several years.

  The following table summarizes CUG's interim-use land development portfolio by region as of or for the year ended December 31, 1999:

                                                             Property  Property
                                   Number of Square          Operating Operating
                                   Buildings  Feet  Revenues   Costs    Income
                                   --------- ------ -------- --------- ---------
                                        (in thousands, except for number of
                                                    buildings)
Northern California ..............     14    1,020  $ 7,072   $3,434    $3,638
Southern California ..............      5      133    4,843    2,927     1,916
                                      ---    -----  -------   ------    ------
Totals............................     19    1,153  $11,915   $6,361    $5,554
                                      ===    =====  =======   ======    ======

Other Items

Brownfields Development

  In 1997, we formed a wholly owned subsidiary, Catellus RVL, Inc. ("RVL"), to make investments in companies formed for the purpose of acquiring properties requiring environmental remediation, performing the necessary remediation, and reselling the remediated properties. RVL expects to make these investments only after investigation designed to characterize the environmental problems and quantify the costs of remediation, and after obtaining insurance, if appropriate, for overruns in the remediation budget. Between formation and

December 31, 1999, we contributed $19.1 million in cash and property with a book value of approximately $1.0 million to RVL.

  In September 1997, Hercules, LLC, a subsidiary of RVL, acquired the Pacific Refinery at Hercules, California. We have entered into an agreement to provide entitlement services to Hercules, LLC, in return for an option to buy the property once defined remediation work is completed. Among the factors that could affect the success of this project are (1) the ability of the managing member of the limited liability company to manage the business successfully;
(2) the accurate characterization of environmental problems; and (3) the availability of insurance adequate to cover remediation budget overruns.

Environmental Matters

  For information about environmental matters in this report, see
"Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.

Competition

  The real estate industry is generally fragmented and characterized by significant competition. Numerous developers, owners of industrial, office, and retail properties, and managers compete with us in seeking properties for acquisition, development and management opportunities, tenants, and purchasers for homes, and for non-strategic assets. There are competitors in each area in which we operate that have greater capital resources than we. There can be no assurance that the existence of such competition will not have a material adverse effect on our business, operations, and cash flow.

Employees, Contractors, and Consultants

  At December 31, 1999, we had 455 employees in our consolidated company. We engage third parties to manage multi-tenant properties and properties in locations that are not in close proximity to our regional or field offices. In addition, we engage outside consultants such as architects and design firms in connection with our pre-development activities. We also employ third-party contractors on development projects for infrastructure and building construction and retain consultants to assist us in a variety of areas at the project level and at the corporate level.

  Increasingly, organized labor is seeking to influence the entitlement process for some of our properties in Northern California in order to obtain site labor agreements for construction of these projects.

Stock Repurchase Program

  On October 29, 1999, our Board of Directors authorized a share repurchase program for up to $50 million of our outstanding common stock. The timing of purchases, if any, under the program will be at the discretion of management. Purchases may be made on the open market or in privately negotiated transactions. The program has been authorized for a period of one year. We did not repurchase any shares under this program from its inception through March 5, 2000. From March 6, 2000, through March 16, 2000, we repurchased 614,700 shares of our common stock under this program.

Shareholder Rights Plan and Bylaw Amendments

  In December 1999, the Company authorized the issuance of 2,000,000 shares of Series A Junior Participating Preferred Stock in connection with the adoption of a shareholder rights plan. This series of preferred stock has a quarterly dividend of the greater of $1.00 or 100 times the dividend paid on our common stock, and it has a voting right of 100 votes per share. No shares of this series of preferred stock have been issued. Also in connection with the shareholder rights plan adopted in December 1999, the Company's Board of Directors declared a dividend of one right to purchase 1/100th of a share of Series A Junior Participating Preferred Stock for each share of common stock. This right becomes exercisable on the occurrence of certain events, and it also may entitle the holder to purchase shares of common stock at one-half its market price on the occurrence of certain events.

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

Item 3. Legal Proceedings

  We, our subsidiaries, and other related companies are named defendants in many lawsuits arising from normal business activities, are named parties in certain governmental proceedings (including environmental actions), and are the subject of various environmental remediation orders of local governmental agencies arising in the ordinary course of business. Although the outcome of these lawsuits or other proceedings against us and the cost of compliance with any governmental order cannot be predicted with certainty, management does not expect any of these matters to have a material adverse effect on our business, financial condition, or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.

                       Executive Officers of the Company

  The executive officers of the Company are listed below. There were no family relationships among any executive officers and directors of the Company. All officers serve at the pleasure of the Board of Directors of the Company, subject to compliance with various employment agreements to which the Company and the officers are parties.

Executive Officers

Name                     Age Position
----                     --- --------
Nelson C. Rising........  58 President, Chief Executive Officer, and Director
Stephen P. Wallace......  45 Executive Vice President and Chief Operating Officer
C. William Hosler.......  36 Senior Vice President and Chief Financial Officer
Kathleen Smalley........  42 Senior Vice President, Corporate Operations, and General Counsel
Paul A. Lockie..........  41 Vice President and Controller
Jaime Gertmenian........  33 Vice President, Human Resources and Administration

  Additional information concerning the business background of each executive officer of the Company is set forth below.

  MR. RISING has served as President and Chief Executive Officer and a Director of the Company since September 1994. For more than five years prior to joining the Company, Mr. Rising was a Senior Partner with Maguire Thomas Partners, a Los Angeles-based commercial developer.

  MR. WALLACE was elected as Executive Vice President and Chief Operating Officer in May 1998. Before this appointment, Mr. Wallace had served as Senior Vice President and Chief Financial Officer since July 1995. From 1993 to 1995, Mr. Wallace served as Senior Vice President and Chief Financial Officer at Castle & Cooke Homes, Inc.

  MR. HOSLER joined the Company as Senior Vice President and Chief Financial Officer in July 1999. From January 1998 to March 1999, Mr. Hosler served as the Chief Financial Officer for Capital Company of America, LLC. From 1995 to 1998, Mr. Hosler served as the Chief Financial Officer for Morgan Stanley & Co.--Morgan Stanley Real Estate Funds.

  MS. SMALLEY was elected Senior Vice President, Corporate Operations, and General Counsel in May 1998. Before this appointment, Ms. Smalley had served as Senior Vice President, General Counsel, and Secretary since January 1997. For more than five years before joining the Company, Ms. Smalley was General Counsel and Investment Manager of Crow Family Holdings ("CFH"), an investment management company that manages assets, including real estate and related businesses, throughout the United States and abroad. During 1995-1996 and 1998-1999, Ms. Smalley held an appointment to Harvard Law School where she lectured in real estate transactions.

  CFH, during Ms. Smalley's employment, managed investments in thousands of entities holding real estate. In connection with her duties as General Counsel and Investment Manager for CFH, Ms. Smalley managed both legal functions and a number of special assignments. Among those special assignments was the management of the bankruptcy of approximately 55 affiliated entities in two jointly administered proceedings. Ms. Smalley was not involved in the ownership or management (other than as described here) of the properties owned by the affected debtors before the debt-restructuring negotiations and related filing of bankruptcy petitions. In addition, there were approximately 35 other entities affiliated with CFH that filed for protection under federal bankruptcy laws. In connection with her employment by CFH, Ms. Smalley served as an officer of the direct or indirect general partner of some of these entities.

  MR. LOCKIE joined the Company as Vice President and Controller in February 1996. Before joining the Company, Mr. Lockie served as the Chief Financial Officer for Kimball Small Properties, Inc. ("KSP"), a San Jose, California, real estate development and management company, since 1987.

  Mr. Lockie, in connection with his duties as Chief Financial Officer for KSP, also served as Chief Financial Officer of several companies affiliated with KSP, including Techmart Properties, Inc., the indirect general partner of a real estate partnership that filed for protection under federal bankruptcy laws in September 1992. In September 1995, a final decree was entered closing the case.

  MS. GERTMENIAN has been with the Company since October 1995, and currently serves as Vice President of Human Resources and Administration. For four years prior to joining the Company, Ms. Gertmenian served as the Division Administrative Manager for CB Commercial Real Estate Group, a national real estate services firm.

                                    Part II

Item 5. Market for Registrants' Common Equity and Related Stockholder Matters

  The Company's common stock commenced trading on December 5, 1990, and is listed on the New York Stock Exchange, the Pacific Exchange, and the Chicago Stock Exchange under the symbol "CDX." The following table sets forth for the periods indicated the high and low sale prices of the Company's common stock as reported by Bloomberg Financial Markets:

                                                            Common Stock Price
                                                           ---------------------
                                                              High       Low
                                                           ---------- ----------
     Year ended December 31, 1998
       First Quarter...................................... $ 20 1/4   $ 17 3/8
       Second Quarter.....................................   19         17 1/16
       Third Quarter......................................   18 1/8     11 15/16
       Fourth Quarter.....................................   14 13/16   10 1/2
     Year ended December 31, 1999
       First Quarter......................................   16         13 1/4
       Second Quarter.....................................   16 1/4     13
       Third Quarter......................................   16         11 3/4
       Fourth Quarter.....................................   13 1/2     10 3/4

  The Company has never declared or paid any cash dividends on its common stock. The Company intends to retain any earnings to support operations and to finance development projects and does not intend to pay cash dividends on the common stock in the foreseeable future.

  On March 16, 2000, there were approximately 26,800 holders of record of the Company's common stock.

Item 6. Selected Financial Data

  The following income statement and selected balance sheet data with respect to each of the years in the five-year period ended December 31, 1999, have been derived from our annual Consolidated Financial Statements. The operating data have been derived from our underlying financial and management records and are unaudited. This information should be read in conjunction with the Consolidated Financial Statements and related Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K for a discussion of results of operations for 1999, 1998, and 1997.

                                         Year Ended December 31,
                               ------------------------------------------------
                                 1999      1998      1997      1996      1995
                               --------  --------  --------  --------  --------
                                  (In thousands, except per share data)
Statement of Operations Data:
Rental properties
 Rental revenue..............  $172,295  $149,319  $128,897  $115,815  $102,563
 Property operating costs....   (46,754)  (41,777)  (37,653)  (31,185)  (27,290)
 Equity in earnings of
  operating joint ventures,
  net........................    10,668     9,368     7,436     5,993     5,826
                               --------  --------  --------  --------  --------
                                136,209   116,910    98,680    90,623    81,099
                               --------  --------  --------  --------  --------
Property sales and fee
 services
 Sales revenue...............   347,005   206,441   119,971    35,753     3,224
 Cost of sales...............  (263,562) (154,903)  (94,107)   (8,981)   (2,236)
                               --------  --------  --------  --------  --------
 Gain on property sales......    83,443    51,538    25,864    26,772       988
 Management and development
  fees.......................    14,968    16,792    15,895     8,462     4,564
 Equity in earnings of
  development joint ventures,
  net........................    10,152     6,627     2,123       757     1,208
 Selling, general and
  administrative expenses....   (27,342)  (22,232)  (19,528)   (8,559)   (2,381)
 Other.......................    (5,475)     (662)   (2,814)  (15,034)   (6,462)
                               --------  --------  --------  --------  --------
                                 75,746    52,063    21,540    12,398    (2,083)
                               --------  --------  --------  --------  --------
Interest expense.............   (39,374)  (37,384)  (39,988)  (42,521)  (25,757)
Depreciation and
 amortization................   (39,214)  (34,054)  (31,245)  (30,561)  (27,990)
Corporate administrative
 costs.......................   (14,760)  (15,303)   (9,463)   (7,972)  (11,764)
Gain on non-strategic asset
 sales.......................     6,803    18,929     5,029    24,405    32,789
Adjustment to carrying value
 of property (1).............        --        --        --        --  (102,400)
Litigation and environmental
 costs, net..................        --        --        --     1,093      (961)
Other, net...................    (4,253)     (184)    1,176    (3,334)    2,547
                               --------  --------  --------  --------  --------
Income (loss) before minority
 interests, income taxes and
 extraordinary items.........   121,157   100,977    45,729    44,131   (54,520)
Minority interests...........    (3,247)     (674)   (3,145)   (1,193)       --
                               --------  --------  --------  --------  --------
Income (loss) before income
 taxes and extraordinary
 items.......................   117,910   100,303    42,584    42,938   (54,520)
Income tax (expense)
 benefit.....................   (47,690)  (40,400)  (17,343)  (17,537)   21,518
                               --------  --------  --------  --------  --------
Income (loss) before
 extraordinary items.........    70,220    59,903    25,241    25,401   (33,002)
Extraordinary items (2)......    26,652   (25,165)       --        --        --
                               --------  --------  --------  --------  --------
 Net income (loss)...........    96,872    34,738    25,241    25,401   (33,002)
 Preferred stock dividends...        --        --    (1,353)  (22,173)  (23,813)
 Premium on redemption of
  preferred stock............        --        --        --    (1,334)       --
                               --------  --------  --------  --------  --------
 Net income (loss) applicable
  to common stockholders.....  $ 96,872  $ 34,738  $ 23,888  $  1,894  $(56,815)
                               ========  ========  ========  ========  ========
 Net income (loss) per share
  of common stock--assuming
  dilution:
 Before extraordinary items..  $   0.64  $   0.55  $   0.24  $   0.03  $  (0.78)
 Extraordinary items (2).....      0.25     (0.23)       --        --        --
                               --------  --------  --------  --------  --------
 Net income (loss) per share
  after extraordinary items--
  assuming dilution..........  $   0.89  $   0.32  $   0.24  $   0.03  $  (0.78)
                               ========  ========  ========  ========  ========
 Average number of common
  shares outstanding--
  assuming dilution..........   109,146   109,420   100,768    75,835    72,967
                               ========  ========  ========  ========  ========

                                     Year Ended or as of December 31,
                          ----------------------------------------------------------
                             1999        1998        1997        1996        1995
                          ----------  ----------  ----------  ----------  ----------
                              (in thousands, except percentages and ratios)
Other Operating Data:
EBDDT (3)...............  $  128,628  $  103,394  $   62,771  $   25,852  $   18,254
EBITDA (4)..............  $  207,643  $  177,806  $  117,163  $  117,152  $  101,781
Buildings owned (square
 feet)..................      24,743      19,657      16,874      15,217      14,068
Leased percentage.......        93.6%       94.9%       97.7%       96.5%       95.1%
Annual fixed charges
 (5)....................  $   75,024  $   65,432  $   55,672  $   73,282  $   80,656
Debt and preferred stock
 to total market
 capitalization (6).....       38.93%      36.36%      21.00%      46.81%      65.63%
Capital investments
 (7)....................  $  540,024  $  459,783  $  257,984  $  115,338  $   68,523
Fixed charge coverage
 ratio (8)..............        2.77        2.72        2.10        1.60        1.26

                                               December 31,
                          ----------------------------------------------------------
                             1999        1998        1997        1996        1995
                          ----------  ----------  ----------  ----------  ----------
                                              (In thousands)
Balance Sheet Data:
Total properties, net
 (9)....................  $1,649,171  $1,402,096  $1,122,975  $1,024,102  $1,007,451
Total assets............  $1,854,877  $1,625,540  $1,241,019  $1,123,118  $1,097,604
Mortgage and other
 debt...................  $  875,564  $  873,207  $  568,699  $  496,742  $  496,180
Preferred stock.........  $      --   $      --   $      --   $  274,428  $  322,500
Total stockholders'
 equity.................  $  590,972  $  490,229  $  451,899  $  422,453  $  442,874
Other Data:
Total market
 capitalization (10)....  $2,249,000  $2,402,000  $2,699,000  $1,647,000  $1,247,000

--------
 (1) The Company took charges of $102.4 million in 1995 to adjust the carrying value of certain properties. The 1995 charges included $84.8 million resulting from the Company's decision to terminate the 1991 Development Agreement for its Mission Bay project in San Francisco.
 (2) Net income in 1999 reflects extraordinary income of $26.7 million, net of income tax expense, relating to the partnership owning the Pacific Design Center transferring its primary asset to a third party. Net income in 1998 reflects extraordinary expense of $25.2 million, net of income tax benefit, relating to yield maintenance payments and a write-off of unamortized loan issuance costs associated with certain refinancings in 1998.
 (3) We use a supplemental performance measure called Earnings Before Depreciation and Deferred Taxes ("EBDDT"), along with net income (loss), to report our operating results. EBDDT is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Further, EBDDT is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. We believe, however, that EBDDT provides relevant information about our operations and is useful, along with net income (loss), for an understanding of our operating results.
     EBDDT is calculated by making various adjustments to net income (loss). Depreciation, amortization, and deferred income taxes are added back to net income as they represent non-cash charges. Since depreciation expense is excluded from EBDDT, the portion of property sales gain attributable to depreciation recapture is excluded from EBDDT. In addition, gains on the sale of non-strategic assets, adjustments to the carrying value of property, premium on the redemption of preferred stock, and extraordinary items, including their current tax effect, represent unusual and/or non-recurring items and are excluded from the EBDDT calculation.
 (4) Represents earnings before interest, taxes, depreciation and amortization, adjustments to the carrying value of property, capitalized interest in cost of sales, extraordinary items, preferred stock dividends, and premium on the redemption of preferred stock.
 (5) Represents total interest incurred, less non-cash interest incurred (see
     Note 3 to our Consolidated Financial Statements), principal amortization, and preferred stock dividends.
 (6) Represents the ratio of total debt plus the face value of preferred stock to equity market capitalization (based on the number of common shares outstanding at the end of the period indicated and the closing stock price for each respective period) plus total debt and preferred stock.
 (7) Represents expenditures for commercial and residential development for projects to be developed and sold or held for rental. See "Managements Discussion and Analysis of Financial Condition and Results of Operations--Cash Flows From Investing Activities" in this Form 10-K.
 (8) Represents the ratio of EBITDA to fixed charges.
 (9) "Total properties, net" reflects the historical value of the properties at acquisition plus subsequent capital expenditures. When we were formed to conduct the non-railroad real estate activities of Santa Fe Pacific Corporation ("Santa Fe") and spun off to its stockholders in 1990 (the "Spin Off"), the historical cost of land and income-producing properties previously owned by Santa Fe was not increased from historical cost. We believe that a significant portion of the Company's real estate value resides in land and rental properties owned by Santa Fe prior to the Spin Off. Therefore, we believe that the reported value of properties is not a representative measure of the liquidation value or financing capacity of the Company.
(10) Represents the number of common shares outstanding multiplied by the closing stock price at the end of the period indicated plus preferred stock and total debt.

                                    PART II

Item 7. Management's Discussion And Analysis Of Financial Condition and Results of Operations

  The following discussion and analysis of financial condition and EBDDT, as defined, should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. This discussion and analysis covers each of our four business segments: commercial, residential, urban development, and corporate. This EBDDT "by segment" analysis is used in internal reporting to management and, we believe, provides the most effective means of understanding the business. (For definition of EBDDT and reconciliation from EBDDT to net income, see Note 14 of the accompanying Consolidated Financial Statements.)

Summary EBDDT for the years ended December 31, 1999, 1998 and 1997

                                                                            Total
                                                       Urban               Pre-Tax  Current
   Year Ended December 31,   Commercial Residential Development Corporate   EBDDT     Tax      EBDDT
   -----------------------   ---------- ----------- ----------- ---------  -------- --------  --------
                                                         (In thousands)
   1999....................   $124,049    $27,823     $6,494    $(12,399)  $145,967 $(17,339) $128,628
   1998....................   $100,015    $21,651     $4,757    $(10,995)  $115,428 $(12,034) $103,394
   1997....................   $ 67,590    $ 6,742     $2,443    $ (9,328)  $ 67,447 $ (4,676) $ 62,771

Commercial:

  The Commercial segment acquires and develops suburban commercial business parks for our own account and the account of others. EBDDT primarily consists of rental property operating income for buildings owned and sales gains from properties sold.

                               Year ended December 31,
                             -----------------------------  Difference Difference
                               1999       1998      1997    1999/1998  1998/1997
                             ---------  --------  --------  ---------- ----------
                                              (In thousands)
   Rental properties:
   Rental revenue..........  $ 159,843  $136,816  $117,963   $ 23,027   $ 18,853
   Property operating
    costs..................    (40,383)  (35,553)  (32,086)    (4,830)    (3,467)
   Equity in earnings of
    operating joint
    ventures, net..........     10,668     9,368     7,436      1,300      1,932
                             ---------  --------  --------   --------   --------
                               130,128   110,631    93,313     19,497     17,318
                             ---------  --------  --------   --------   --------
   Property sales and fee
    services:
   Sales revenue...........    185,092   101,095    37,339     83,997     63,756
   Cost of property
    sold(1)................   (146,809)  (75,683)  (27,519)   (71,126)   (48,164)
                             ---------  --------  --------   --------   --------
     Gain on property
      sales................     38,283    25,412     9,820     12,871     15,592
   Management and
    development fees.......     11,464    13,641    12,540     (2,177)     1,101
   Equity in earnings of
    development joint
    ventures, net..........        (23)    1,296       908     (1,319)       388
   Selling, general and
    administrative
    expenses...............     (9,280)   (8,704)   (8,173)      (576)      (531)
   Other...................      1,822    (2,233)   (1,734)     4,055       (499)
                             ---------  --------  --------   --------   --------
                                42,266    29,412    13,361     12,854     16,051
                             ---------  --------  --------   --------   --------
   Interest expense........    (45,083)  (40,028)  (39,084)    (5,055)      (944)
   Minority interests......     (3,262)      --        --      (3,262)       --
                             ---------  --------  --------   --------   --------
       Pre-tax EBDDT.......  $ 124,049  $100,015  $ 67,590   $ 24,034   $ 32,425
                             =========  ========  ========   ========   ========
   Rental Building
    Occupancy:
   (in thousands and square
    feet, except
    percentages)
   Owned...................     24,743    19,657    16,874
   Occupied................     23,159    18,660    16,478
   Occupancy percentage....       93.6%     94.9%     97.7%

--------
(1) Included in 1999 cost of property sold is $4.35 million of depreciation recapture, which is included in net income, but not EBDDT.

 Rental Revenue less Property Operating Costs

  Rental revenue less operating costs has increased over the past three years mainly because of additions of buildings, land and land leases, and rental increases on Same Space partially offset by properties sold. We added a net
5.1 million square feet in 1999, 2.8 million square feet in 1998, and 1.7 million square feet in 1997 to our rental portfolio. Properties that were owned and operated for the entire "current" year and the immediate preceding year are referred to as "Same Space". The rental revenue less operating costs for 1999, 1998 and 1997 is summarized as follows:

                               Year ended                   Year ended
                              December 31,                 December 31,
                            ----------------- Difference ---------------- Difference
                              1999     1998   1999/1998    1998    1997   1998/1997
                            -------- -------- ---------- -------- ------- ----------
                                                 (In thousands)
   Rental revenue less
    operating costs:
   Same space.............. $ 89,162 $ 85,910  $ 3,252   $ 76,821 $73,544  $ 3,277
   Properties added to
    portfolio..............   15,794    2,369   13,425     12,821   3,468    9,353
   Properties sold from
    portfolio..............      617    1,639   (1,022)       276   1,946   (1,670)
   Land and land leases....   13,887   11,345    2,542     11,345   6,919    4,426
                            -------- --------  -------   -------- -------  -------
                            $119,460 $101,263  $18,197   $101,263 $85,877  $15,386
                            ======== ========  =======   ======== =======  =======

  An increase of $2.5 million in 1999 was primarily from the addition of land leases to the portfolio. A majority of these leases were acquired during 1998.

  Because of the long-term nature of our leases and the historically low growth in rental rates for our product, we do not expect substantial increases in rental income from our existing rental portfolio. Rather, we expect growth in overall portfolio rental income as new properties add to our rental portfolio over time.

  The decrease in 1999 overall occupancy percentage in the portfolio as compared to 1998 is primarily due to nine of the net twenty buildings that were added to the portfolio in 1999. At December 31, 1999, we added twenty-one newly constructed buildings to the portfolio. These twenty-one new buildings were about 79% leased.

  The increases in property operating costs of $4.8 million and $3.5 million in 1999 and 1998, respectively, were primarily because of repairs and maintenance and property taxes for the existing properties and property taxes related to the new additions to the portfolio.

 Equity in Earnings of Operating Joint Ventures

  Equity in earnings of operating joint ventures, net, increased by $1.3 million and $1.9 million in 1999 and 1998, respectively, because of higher occupancies and room rates in the hotels owned by the joint ventures.

 Sales Revenue

  Our commercial development business has increased gain from property sales over the past three years (see construction activity chart for 1999 and 1998 at page 36). Gain on property sales was $38.3 million in 1999, $25.4 million in 1998, and $9.8 million in 1997 summarized as follows:

                                  Year ended December 31,
                                  ----------------------- Difference Difference
                                   1999    1998    1997   1999/1998  1998/1997
                                  ------- ------- ------- ---------- ----------
                                                 (In thousands)
   Commercial sales:
   Building sales:
     Sales proceeds.............  $96,744 $44,364 $25,420  $52,380    $18,944
     Cost of sales..............   80,772  38,426  22,469   42,346     15,957
                                  ------- ------- -------  -------    -------
       Gain.....................   15,972   5,938   2,951   10,034      2,987
                                  ------- ------- -------  -------    -------
   Land sales:
     Sales proceeds.............   34,596  37,116  11,919   (2,520)    25,197
     Cost of sales..............   24,990  27,007   5,050   (2,017)    21,957
                                  ------- ------- -------  -------    -------
       Gain.....................    9,606  10,109   6,869     (503)     3,240
                                  ------- ------- -------  -------    -------
   Other sales:
     Sales proceeds.............   53,752  19,615     --    34,137     19,615
     Cost of sales..............   41,047  10,250     --    30,797     10,250
                                  ------- ------- -------  -------    -------
       Gain.....................   12,705   9,365     --     3,340      9,365
                                  ------- ------- -------  -------    -------
         Total gain on property
          sales.................  $38,283 $25,412 $ 9,820  $12,871    $15,592
                                  ======= ======= =======  =======    =======

  The 1999 commercial property sales include the closings of the sale of 1.3 million square feet of new industrial building space, 171.7 acres of improved land capable of supporting 3.3 million square feet of commercial development, and 0.4 million square feet of existing operating properties. The 1998 commercial sales include the closing of 1.3 million square feet of building space and 176.0 acres of land capable of supporting 3.2 million square feet of commercial development, as compared to the closing of 0.6 million square feet of building space and 34.7 acres of land capable of supporting 0.7 million square feet of commercial development in 1997.

  "Other sales" in the table above include a sale by one of our joint ventures of an apartment project in San Diego, California in 1999 and a sale of a project by a joint venture in Texas in 1998; there were no property sales from our operating joint ventures in 1997. The 1999 and 1998 "Other sales" also include the sales of 1,514 acres and 388 acres, respectively, of land leases that we had acquired during 1998.

  Following is a summary of property sales under contract but not closed:

                                                              December 31,
                                                         ----------------------
                                                          1999    1998    1997
                                                         ------- ------- ------
                                                             (In thousands)
   Sales under contract, but not closed................. $75,647 $83,456 $7,091
                                                         ======= ======= ======

 Management and Development Fees

  Over the previous two years, a major source of fee income was a contract to manage and sell the non-railroad real estate assets of a major railroad company. As anticipated, most of the railroad's inventory of managed assets has been sold in accordance with the customer's goals and it is expected that future management fees will decrease. Management and development fees decreased by $2.2 million in 1999 as compared to 1998. There was an increase of $1.1 million in 1998 as compared to 1997 primarily because of a management contract with a Canadian railroad company.

 Selling, General and Administrative Expenses

  The increases in selling, general and administrative of $0.6 million and $0.5 million in 1999 and 1998, respectively, are primarily from the additional staffing required to pursue new development activities, expenses incurred on lost opportunities, and financing activities.

 Other

  Other increased by $4.1 million in 1999 compared to 1998 primarily because of interest income from restricted cash generated by tax-deferred exchanges, and decreased by $0.5 million in 1998 compared to 1997 primarily because several short-term land leases were terminated in late 1997.

 Interest

  Interest expense increased approximately $5.1 million in 1999 and $0.9 million in 1998 primarily because of buildings added to our portfolio. Increases in interest capitalized in 1999 and 1998 are due to higher levels of development activity.

  Following is a summary of interest incurred:

                              Year ended December 31,
                              --------------------------  Difference Difference
                                1999     1998     1997    1999/1998  1998/1997
                              --------  -------  -------  ---------- ----------
                                              (In thousands)
   Total interest incurred..  $ 55,801  $49,613  $42,517   $ 6,188    $ 7,096
   Interest capitalized.....   (10,718)  (9,585)  (3,433)   (1,133)    (6,152)
                              --------  -------  -------   -------    -------
   Interest expensed........  $ 45,083  $40,028  $39,084   $ 5,055    $   944
                              ========  =======  =======   =======    =======
   Interest included in cost
    of sales................  $  5,127  $ 2,872  $ 1,711   $ 2,255    $ 1,161
                              ========  =======  =======   =======    =======

 Minority Interests

  In 1999, we formed a consolidated venture and sold 10% of this consolidated venture's stock to a minority investor.

Residential:

  The Residential segment primarily acquires and develops single-family residential property. EBDDT primarily consists of gains from sales of lots and completed homes.

                              Year ended December 31,
                            -----------------------------
                                                           Difference Difference
                              1999       1998      1997    1999/1998  1998/1997
                            ---------  --------  --------  ---------- ----------
                                             (In thousands)
   Rental properties
    income................. $     339  $    641  $    --    $   (302)  $    641
                            ---------  --------  --------   --------   --------
   Property sales and fee
    services:
   Sales revenue...........   161,913   105,346    82,632     56,567     22,714
   Cost of property sold...  (121,107)  (79,220)  (66,588)   (41,887)   (12,632)
                            ---------  --------  --------   --------   --------
     Gain on property
      sales................    40,806    26,126    16,044     14,680     10,082
   Management and
    development fees.......       892     1,310     2,256       (418)      (946)
   Equity in earnings of
    development joint
    ventures, net..........    10,175     5,331     1,215      4,844      4,116
   Selling, general and
    administrative
    expenses...............   (17,237)  (12,875)   (9,392)    (4,362)    (3,483)
   Other...................    (7,133)    1,713      (236)    (8,846)     1,949
                            ---------  --------  --------   --------   --------
                               27,503    21,605     9,887      5,898     11,718
                            ---------  --------  --------   --------   --------
   Interest expense........       (34)       79       --        (113)        79
   Minority interests......        15      (674)   (3,145)       689      2,471
                            ---------  --------  --------   --------   --------
       Pre-tax EBDDT....... $  27,823  $ 21,651  $  6,742   $  6,172   $ 14,909
                            =========  ========  ========   ========   ========

  Our Residential segment has increased gain from property sales over the past three years. Gain on residential property sales in 1999 resulted from the closings of 328 homes and 121 lots, compared to the closings of 244 homes and 45 lots in 1998, and 98 homes and 176 lots in 1997. The increase in gain in 1999 was primarily attributable to the higher sales volume. The increase in gain in 1998 was attributable to higher sales volume and profit margins.

  Equity in earnings of development joint ventures, net, increased by $4.8 million and $4.1 million in 1999 and 1998, respectively. The 1999 increase was primarily because of the increased margins at a residential joint venture project in El Dorado County near Sacramento, California. The joint ventures closed 797 lots and 29 homes in 1999 as compared to 810 lots and 87 homes in 1998. The 1998 increase was primarily because of the commencement of lot sales at a major residential joint venture project in San Clemente, California.

                                    December 31,
                             ----------------------------
                                                           Difference Difference
                               1999      1998      1997    1999/1998  1998/1997
                             --------  --------  --------  ---------- ----------
                                              (In thousands)
  PROPERTY SALES:
   Wholly Owned
   Homes:
    Sales proceeds.........  $118,749  $ 84,377  $    --    $ 34,372   $ 84,377
    Cost of sales..........   (90,866)  (65,175)      --     (25,691)   (65,175)
                             --------  --------  --------   --------   --------
     Gain..................    27,883    19,202       --       8,681     19,202
                             --------  --------  --------   --------   --------
   Lots:
    Sales proceeds.........    28,505     8,992    20,640     19,513    (11,648)
    Cost of sales..........   (16,347)   (3,917)  (14,107)   (12,430)    10,190
                             --------  --------  --------   --------   --------
     Gain..................    12,158     5,075     6,533      7,083     (1,458)
                             --------  --------  --------   --------   --------
   Joint Ventures--
    Consolidated
   Homes:
    Sales proceeds.........    14,659    11,977    61,992      2,682    (50,015)
    Cost of sales..........   (13,894)  (10,128)  (52,481)    (3,766)    42,353
                             --------  --------  --------   --------   --------
     Gain..................       765     1,849     9,511     (1,084)    (7,662)
                             --------  --------  --------   --------   --------
   Total gain on property
    sales..................  $ 40,806  $ 26,126  $ 16,044   $ 14,680   $ 10,082
                             ========  ========  ========   ========   ========
  EQUITY IN EARNINGS OF DEVELOPMENT JOINT VENTURES:
   Homes:
    Sales proceeds.........  $ 16,179  $ 40,292  $ 47,390   $(24,113)  $ (7,098)
    Cost of sales..........   (11,906)  (31,882)  (39,558)    19,976      7,676
                             --------  --------  --------   --------   --------
     Gain..................     4,273     8,410     7,832     (4,137)       578
                             --------  --------  --------   --------   --------
   Lots:
    Sales proceeds.........    99,046    49,669       --      49,377     49,669
    Cost of sales..........   (75,012)  (41,238)      --     (33,774)   (41,238)
                             --------  --------  --------   --------   --------
     Gain..................    24,034     8,431       --      15,603      8,431
                             --------  --------  --------   --------   --------
   Gain from development
    joint ventures.........    28,307    16,841     7,832     11,466      9,009
   Less: ventures partners'
    interest...............   (18,132)  (11,510)   (6,617)    (6,622)    (4,893)
                             --------  --------  --------   --------   --------
   Total equity in earnings
    of development joint
    ventures...............  $ 10,175  $  5,331  $  1,215   $  4,844   $  4,116
                             ========  ========  ========   ========   ========


  Following is a summary of property sales under contract but not closed:

                                    December 31,
                             ----------------------------
                               1999      1998      1997
                             --------  --------  --------
                                   (In thousands)
   Owned projects and
    consolidated joint
    ventures
     Units.................  $ 54,782  $ 21,077  $ 20,355
                             ========  ========  ========
     Lots..................  $ 16,195  $  8,348  $    --
                             ========  ========  ========
   Joint venture
    projects(1)............  $  7,638  $ 12,064  $  3,636
                             ========  ========  ========

--------
(1) The amounts shown are 100% of the gross sales price; we are entitled to receive from 25% to 67% of the net profits from these joint ventures.

 Selling, General and Administrative Expenses

  Selling, general and administrative expense increases of $4.4 million in 1999 and $3.5 million in 1998 were primarily attributable both to an increase in selling activity and to an increase in staff as a result of significant growth of the business.

 Other

  The increase in "other" expense in 1999 is primarily attributable to a $6.7 million reserve provided for certain estimated losses related to one of our fee development projects in 1999. (See Note 7 in the accompanying Consolidated Financial Statements.) The decrease in 1998 is primarily attributable to the recognition of profits from certain deferred lots sales.

 Interest

  Following is a summary of interest incurred:

                              Year ended December 31,
                              --------------------------  Difference Difference
                                1999     1998     1997    1999/1998  1998/1997
                              --------  -------  -------  ---------- ----------
                                              (In thousands)
   Total interest incurred..  $ 13,160  $ 9,678  $ 1,345   $ 3,482    $ 8,333
   Interest capitalized.....   (13,126)  (9,757)  (1,345)   (3,369)    (8,412)
                              --------  -------  -------   -------    -------
   Interest expensed........  $     34  $   (79) $   --    $   113    $   (79)
                              ========  =======  =======   =======    =======
   Interest included in cost
    of sales................  $  6,650  $ 3,203  $ 1,635   $ 3,447    $ 1,568
                              ========  =======  =======   =======    =======

  The increase in interest incurred was offset by an increase in capitalized interest related to higher development activity. During 1999, the Residential segment started construction on 473 residential units, as compared to 334 units in 1998 and 106 units in 1997 from its owned and consolidated joint venture projects.

 Minority Interests

  Minority interests expense decreased $0.7 million and $2.5 million in 1999 and 1998, respectively. The decreases are due to a decrease in sales from consolidated joint ventures.

Urban Development:

  The Urban Development segment entitles and develops urban mixed-use sites in San Francisco, Los Angeles, and San Diego.

                               Year ended December 31,
                               -------------------------  Difference Difference
                                1999     1998     1997    1999/1998  1998/1997
                               -------  -------  -------  ---------- ----------
                                              (In thousands)
   Rental properties:
     Rental revenue..........  $12,113  $11,862  $10,934    $  251     $  928
     Property operating
      costs..................   (6,371)  (6,224)  (5,567)     (147)      (657)
                               -------  -------  -------    ------     ------
                                 5,742    5,638    5,367       104        271
                               -------  -------  -------    ------     ------
   Property sales and fee
    services:
     Management and
      development fees.......    2,612    1,841    1,099       771        742
     Selling, general and
      administrative
      expenses...............     (825)    (653)  (1,963)     (172)     1,310
     Other...................     (164)    (142)     (41)      (22)      (101)
                               -------  -------  -------    ------     ------
                                 1,623    1,046     (905)      577      1,951
                               -------  -------  -------    ------     ------
   Interest expense..........     (871)  (1,927)  (2,019)    1,056         92
                               -------  -------  -------    ------     ------
     Pre-tax EBDDT...........  $ 6,494  $ 4,757  $ 2,443    $1,737     $2,314
                               =======  =======  =======    ======     ======


   Rental Building Occupancy:
   (in thousands and square
   feet, except percentages)
   Owned.....................    1,152    1,220    1,220
   Occupied..................      969    1,081      981
   Occupancy percentage......     84.1%    88.6%    80.4%

 Rental Revenue less Property Operating Costs

  Rental revenue less property operating costs from this segment is primarily generated from interim income-producing uses of properties intended for mixed-use development. Income provided from this pool of interim rental uses will decrease as development occurs on these sites. Future income from the Urban Development segment will be generated from development activities and will include rental income and sales gains.

 Management and Development Fees

  Management and development fees increased $0.8 million and $0.7 million in 1999 and 1998, respectively. These increases are primarily attributable to a higher level of development management activities.

 Selling, General and Administrative Expenses

  The increase of $0.2 million in 1999 and the decrease of $1.3 million in 1998 are primarily attributable to changes in overall staffing.

Corporate:

  Corporate items consist of certain interest and administrative costs reduced by costs capitalized or allocated to other business segments.

 Interest

  Corporate interest consists primarily of contra-interest expense resulting from the fact that the Residential segment had qualifying assets which provided for the capitalization of more interest than directly incurred by the Residential segment. This resulted in the capitalization of interest incurred by other segments.

                              Year ended December 31,
                             ---------------------------  Difference Difference
                               1999      1998     1997    1999/1998  1998/1997
                             --------  --------  -------  ---------- ----------
                                             (In thousands)
   Interest expense........  $  6,614  $  4,492  $ 1,115   $ 2,122    $ 3,377
   Corporate administrative
    costs..................   (14,760)  (15,303)  (9,463)      543     (5,840)
   Other...................    (4,253)     (184)    (980)   (4,069)       796
                             --------  --------  -------   -------    -------
     Pre-tax EBDDT.........  $(12,399) $(10,995) $(9,328)  $(1,404)   $(1,667)
                             ========  ========  =======   =======    =======

 Corporate Administrative Costs

  Corporate administrative costs consist primarily of general and administrative expenses. General and administrative expenses in 1999 approximated that of 1998, but there was an increase of $5.8 million in 1998 as compared to 1997 primarily because of the increase in our overall activities.

 Other

  The increase in "other" in 1999 is primarily attributable to the increased use of consultants.

 Items not Included in EBDDT by Segment

  Gain on Non-Strategic Asset Sales

  Gain on sales of non-strategic assets was $6.8 million, $18.9 million and $5.0 million for 1999, 1998 and 1997, respectively.

  From 1995 through 1999, we sold $270 million of non-strategic assets as part of a program of selling non-strategic assets, with the proceeds intended to pay down a portion of existing debt and fund new development. During 1998 and 1997, we recorded a write-down of $9.0 million and $8.6 million, respectively, to cost of sales related to non-strategic assets. There was no such write-down in 1999. At year end, the most significant remaining non-strategic asset is our desert and agricultural portfolio of approximately 782,000 acres.

  In early 1999, we signed an agreement with The Wildlands Conservancy ("TWC"), a non-profit conservation group, to convey 437,000 acres of desert land for a total cash consideration of $54.6 million to be paid by TWC and the federal government, subject to funding by the government. Since that time, the total purchase price for that land has been reduced to $48.6 million as a result of negotiations over the amount of Federal funding. We recently granted TWC an option to purchase an additional 42,900 acres of desert land for $4.8 million if the sale of 437,000 acres is closed by January 2001. Proceeds for the 479,900 acres would be $53.4 million.

  The first phase of the TWC transaction, approximately 225,000 acres, closed on January 18, 2000. See Note 10 of the accompanying Consolidated Financial Statements. The total sales price was $25 million, consisting of TWC's initial $5 million deposit plus an additional $10 million from TWC and $10 million appropriated by Congress for the Bureau of Land Management ("BLM"). Based on the appraised value of the property, we are entitled to a tax deduction for the discounted sales price of this land of $8.8 million.

  $23.6 million is needed to close the remaining portion of the initial TWC transaction. TWC is exploring both federal and private funding to complete this transaction.

  We recently exchanged 12,000 acres of our desert land in the Black Mountain Wilderness near Barstow for 4,150 acres of desert land owned by the BLM of equal value, $3.7 million. We plan to exchange up to an additional 100,500 acres of our land (in at least two separate exchanges) for 17,385 acres of BLM land of equal value in order to consolidate our remaining desert land holdings.

  Extraordinary Income/Expense

  In October of 1999, the partnership owning the Pacific Design Center transferred its primary asset to a third party. This transaction resulted in the recognition of a $26.7 million extraordinary gain, net of tax expense of $17.8 million, resulting from a negative investment/capital account due to prior cash distributions by the partnership.

  During 1998, we closed a major refinancing of existing debt. The refinancing resulted in recognition of a $25.2 million extraordinary charge, net of tax benefit of $16.8 million, related to yield maintenance payments and a write-off of unamortized loan issuance costs.

  Preferred Stock Dividends

  Preferred stock dividends declined by $1.4 million in 1998 compared to 1997 as a result of preferred stock calls. With the completion of the preferred stock calls in June 1997, the Company had no remaining outstanding preferred stock.

  On December 16, 1999, our Board of Directors adopted a Shareholder Rights Plan. The Board of Directors also declared a dividend of our preferred share purchase right for each share of common stock par value $0.01 per share outstanding at the close of business on January 11, 2000. A Form 8-K filed on December 28, 1999.

  Variability in Results

  Although we have a large portfolio of rental properties that provides relatively stable operating results, our earnings from period to period will be affected by the nature and timing of acquisitions and sales of property and sales of non-strategic assets. Many of our projects require a lengthy process to complete the development cycle before they are sold. Also, sales of assets are difficult to predict and are generally subject to lengthy negotiations and contingencies that need to be resolved before closing. These factors may tend to "bunch" income in particular periods rather than producing a more even pattern throughout the year. In addition, gross margins may vary significantly as the mix of property varies. The cost basis of the properties sold varies because (i) properties have been owned for varying periods of time; (ii) properties are owned in various geographical locations; and (iii) development projects have varying infrastructure costs and build-out periods.

Liquidity and Capital Resources

 Cash flows from operating activities

  Cash provided by operating activities reflected in the statement of cash flows for the years ended December 31, 1999, 1998 and 1997 was $183.9 million, $120.7 million and $84.2 million, respectively. The change is primarily attributable to sales of development and other properties, and rental revenue. Sales of development and other properties generated sales revenue of $347.0 million, $206.4 million and $120.0 million, and our rental property generated rental revenue of $172.3 million, $149.3 million, and $128.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. Sales of non-strategic assets were $10.6 million, $80.0 million and $31.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. Cash generated from rental properties increased principally because of the addition of new buildings. These increases are offset by an increase in capital expenditures which are discussed in the schedule of capital expenditures in the following discussion of Cash flows from investing activities.

 Cash flows from investing activities

  Net cash used in investing activities reflected in the statement of cash flows for the years ended December 31, 1999, 1998, and 1997 was $238.4 million, $275.3 million, and $156.5 million, respectively. The decrease in 1999 consists primarily of a decrease of $79.0 million in short-term investments and restricted cash, a $9.0 million increase in net proceeds from sales of other assets offset by an increase of $46.8 million in capital expenditures, and a $4.3 million increase in contributions to joint ventures. The increase between 1998 and 1997 is primarily because of a $59.6 million increase in capital expenditures and $22.0 million increase in property acquisitions. Additionally, the 1998 increase is due to a $49.3 million increase in short-term investments and restricted cash; included in this amount is $8.8 million of proceeds from property sales that is being held in separate accounts in order to preserve the Company's options of reinvesting the proceeds on a tax-deferred basis.

  Capital expenditures reflected in the statement of cash flows include the following:

                                                      Year ended December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
                                                           (In thousands)
   Capital Expenditures From Operating Activities
    and Non-Cash Acquisitions(1)
   Capital expenditures for residential and
    commercial development properties..............  $179,479 $151,898 $ 47,139
   Property acquisitions...........................    35,620   24,061   44,500
   Capitalized interest and property tax...........    14,266    9,213    2,732
                                                     -------- -------- --------
   Capital expenditures in cash flows for operating
    activities.....................................   229,365  185,172   94,371
   Other acquisitions..............................       289   10,394      --
   Seller-financed acquisitions....................    26,707   41,378   22,415
                                                     -------- -------- --------
     Total capital expenditures in operating
      activities...................................   256,361  236,944  116,786
                                                     -------- -------- --------
   Capital Expenditures From Investing Activities
    and Non-Cash Acquisitions(2)
   Construction and building improvements..........   117,311  121,060   68,199
   Capital lease construction and building
    improvements...................................    13,619      --       --
   Predevelopment..................................    19,406   17,063   17,410
   Infrastructure and other........................    48,935   16,912   15,516
   Capitalized interest and property tax...........    13,040   12,070    4,271
                                                     -------- -------- --------
   Capital expenditures for investment properties..   212,311  167,105  105,396
   Commercial property acquisitions................    52,051   52,110   30,105
   Tenant improvements.............................     5,301    3,624    5,697
                                                     -------- -------- --------
   Capital expenditures in investing activities....   269,663  222,839  141,198
   Seller-financed acquisition.....................    14,000      --       --
                                                     -------- -------- --------
     Total capital expenditures in investing
      activities...................................   283,663  222,839  141,198
                                                     -------- -------- --------
     Total capital expenditures....................  $540,024 $459,783 $257,984
                                                     ======== ======== ========

--------
(1) This category includes capital expenditures for properties we intend to build to sell.

(2) This category includes capital expenditures for properties we intend to hold for our own account.

  Capital expenditures for residential and commercial development properties-- this item relates to the development of residential and commercial for-sale development properties. The increases from 1998 to 1999 and from 1997 to 1998 are primarily because of the increase in both residential and commercial for-sale development activity.

  For the year ended December 31, 1999, we started construction on 473 residential units and completed 377 units compared to 334 starts and 247 completions during 1998, and 106 starts and 125 completions during 1997, from our owned and consolidated joint venture projects.

  Construction and building improvements--this item relates primarily to development of new commercial properties held for lease and improvements to existing buildings. This development activity is summarized below:

                             Year ended December
                                     31,
                            -------------------------
                               1999           1998
                            ----------     ----------
                              (In square feet)
   Under construction,
    beginning of period....  5,036,500      3,774,000
   Construction starts.....  5,371,000      4,927,500
   Completed--retained in
    portfolio.............. (4,166,500)    (1,989,000)
   Completed--design/build
    or sold................ (1,600,000)    (1,676,000)
                            ----------     ----------
   Under construction, end
    of period..............  4,641,000 (1)  5,036,500
                            ==========     ==========

--------
(1) This includes 872,000 square feet of development that will be sold upon completion and 3,769,000 square feet that will be added to our portfolio upon completion.

  Property Acquisitions--We invested approximately $128.7 million in 1999 and $127.9 million in 1998 in the acquisition of new property directly or through joint ventures.

  . Residential Acquisitions--In 1999, we invested approximately $61.2 million in the acquisition of residential development property, in California, directly or through joint ventures. These acquisitions will support up to 860 homes, of which 563 were previously controlled in prior years.

  . Commercial Acquisitions--In 1999 we invested approximately $67.5 million in the acquisitions of land for development and of completed buildings. Our commercial development business acquired developable land capable of supporting up to approximately 2.8 million square feet of development; we also secured an option to purchase additional land capable of supporting up to another 1.1 million square feet of development. We also acquired four buildings in 1999 that added 1.3 million square feet of rental space to the commercial portfolio.

  Predevelopment--relates to amounts incurred in obtaining entitlements for our urban development projects and commercial development projects, primarily the Mission Bay project in San Francisco, California, and the Pacific Commons project in Fremont, California.

  Infrastructure and other--primarily represents infrastructure costs incurred in connection with our urban development and commercial development projects. The increase in 1999 compared to 1998 primarily relates to the Woodridge, Illinois; Denver, Colorado; Portland, Oregon; and Mission Bay, San Francisco, California projects.

  Capitalized interest and property taxes--represents interest and property taxes capitalized as part of our development projects. The increase in 1999 compared to 1998, as well as the increase in 1998 from 1997, is because of the significant increase in construction activity, as noted above.

 Cash flows from financing activities

  Net cash provided by financing activities reflected in the statement of cash flows decreased by $153.4 million in 1999, but increased by $124.2 million in 1998. The decrease in 1999 is primarily attributable to a net pay-down of $12.8 million in borrowing as compared to a net borrowing of $255.8 million in 1998. The increase in 1998 over 1997 is primarily because of a $181.5 million increase in net borrowings used to finance development projects offset by a $36.0 million redemption premium on early retirement of debt and $26.1 million in financing costs in 1998.

 Capital commitments

  As of December 31, 1999, we had outstanding standby letters of credit and surety bonds in the amount of $118.6 million in favor of local municipalities or financial institutions to guarantee performance on real property improvements or financial obligations.

  As of December 31, 1999, we had approximately $69.3 million in total commitments for capital expenditures. These commitments are primarily to fund the construction of industrial development projects, predevelopment costs and re-leasing costs.

 Cash balances, available borrowings and capital resources

  As of December 31, 1999, we had a total liquidity of $278.2 million, of which $19.6 million is restricted cash. The non-restricted liquidity of $258.6 million consists of $35.4 million in cash and cash equivalents, and $209.3 million under our credit facilities and $13.9 million under our commercial construction facilities.

  The Company's short- and long-term liquidity and capital resources requirements will primarily be provided from three sources: (1) ongoing income from rental properties, (2) proceeds from sales of developed properties, land and non-strategic assets, and (3) additional debt. As noted above, revolving lines of credit and construction loan facilities are available for meeting liquidity requirements. Our ability to meet our mid- and long-term capital requirements is dependent upon the ability to obtain additional financing for new construction, acquisitions and currently unencumbered properties. There is no assurance that this financing can be obtained.

  Debt covenants--Certain loan agreements contain restrictive financial covenants, the most restrictive of which require our debt coverage ratio to be at least 1.60:1, require stockholders' equity to be no less than $458.8 million, and require that we maintain certain other specified financial ratios. We were in compliance with all such covenants at December 31, 1999.

  Income taxes--At December 31, 1999, our deferred tax liability consisted of deferred tax assets totaling $112.8 million and deferred tax liabilities of $298.4 million. Deferred tax assets included $8.2 million relating to tax credit carryforwards for alternative minimum tax, which are not subject to expiration. Our other deferred tax assets of $104.6 million relate primarily to differences between book and tax basis of properties. These deferred tax assets are not subject to expiration and would likely be realized at the time of taxable dispositions of the properties. Deferred tax liabilities in excess of deferred tax assets are often associated with the same property, with the result that the deferred tax asset would likely be realized in a taxable disposition, without regard to other taxable income. We believe it is more likely than not that we would realize the benefit of its deferred tax assets, and that no valuation allowance is required. In making this determination, we considered: the nature of its deferred tax assets (and liabilities); the historical levels of taxable income; the significant unrealized appreciation of its properties; and its ability in many cases to control the timing of property sales in order to assure that deferred tax assets will be offset by deferred tax liabilities or realized appreciation.

  We believe we will use the tax credit carryforwards to reduce tax payments for 2000. The ultimate amount of federal tax payments, if any, would depend on our taxable income.

Environmental Matters

  Many of our properties are in urban and industrial areas and may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We incur ongoing environmental remediation costs, and legal costs relating to clean up, defense of litigation, and the pursuit of responsible third parties. Costs incurred in connection with operating properties and with properties previously sold are expensed. As of December 31, 1999, management has provided a reserve of $8.5 million for identified environmental costs relating to such properties. These costs are expected to be incurred over several years, with a substantial portion incurred over the next few years (see Note 15 of the accompanying consolidated financial statements for further discussions).

  Costs incurred for properties to be sold are deferred and will be charged to cost of sales when the properties are sold. Costs relating to undeveloped properties are capitalized as part of development costs. At December 31, 1999, our estimate of potential liability for identified environmental costs relating to properties to be developed or sold ranged from $10.6 million to $24.7 million. These costs generally will be capitalized as they are incurred over the course of the estimated development period of approximately 20 years. Environmental costs capitalized during 1999 totaled $1.3 million.

  While we or outside consultants have evaluated the environmental liabilities associated with most of the properties we currently own, any evaluation necessarily is based upon then-prevailing law, identified site conditions, and the use of sampling methodologies. Also, we do not generally have access to properties sold in the past which could create environmental liabilities. We monitor our exposure to environmental costs on a regular basis. Although an unexpected event could have a material impact on the results of operations for any period, we do not believe that such costs for identified liabilities will have a material adverse effect on our financial position, results of operations, or cash flows.

Year 2000 Readiness

  In 1999 we completed an extensive program to assess the potential effects of the Year 2000 problem (the inability of some hardware and software to distinguish the year 2000 from the year 1900). The program, which addressed the preparedness of our internal information systems, embedded technology in its operating portfolio and readiness of significant third parties, resulted in our action to fix certain negligible problems. We spent approximately $800,000 on this program, which included $22,000 on actions to solve problems discovered relating to building operating systems, and anticipate incurring no additional costs.

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

  We caution that these forward-looking statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by these statements. In particular, among the factors that could cause actual results to differ materially are:

  . Changes in the real estate market or in general economic conditions in the areas in which we own property, or in the retail business market

  .  Competition in the real estate industry

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

  .  Changes in the cost of land and building materials

  .  Our ability to recruit and retain or replace key personnel

  .  Limitations on or challenges to title to our properties

  . Risks related to the performance, interests, and financial strength of our joint venture projects

  .  Changes in policies and practices of organized labor

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

  Our primary market risk exposure is interest rate risk. The majority of our financial instruments are not considered market risk sensitive instruments, as they are not subject to foreign exchange rate risk or commodity price risk. At December 31, 1999, we did not have any outstanding interest-protection contracts. We intend continuously to monitor and actively to manage interest costs on our variable rate debt and may enter into interest-protection contracts based on market fluctuations.

  At December 31, 1999, approximately 74.6% of our debt bore interest at fixed rates with a weighted average maturity of approximately 8.5 years and a weighted average effective interest of approximately 6.87%, which is below market. Therefore, unless there were a drastic decrease in interest rates, the fair value of our fixed-rate debt would not be adversely affected. The remainder of our debt bears interest at variable rates with a weighted average maturity of approximately 1.7 years and a weighted average effective interest rate of approximately 9.55% at December 31, 1999. To the extent that we incur additional variable rate indebtedness, our exposure to increases in interest rates in an inflationary period would increase. If effective interest rates increased 100 basis points, the annual effect on our financial position and cash flow would be approximately $2.2 million, based on the outstanding balance of our debt at December 31, 1999. We believe, however, that in no event would increases in interest expense as a result of inflation significantly affect our financial position, results of operations, or cash flow.

Item 8. Financial Statements and Supplementary Data

  The financial statements and schedules required under Regulation S-X promulgated under the Securities Act of 1933 are identified in Item 14 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

  Except for the information relating to the executive officers of the Company set forth in Part I of this Annual Report on Form 10-K, the information required by the following items in this Part III is hereby incorporated by reference to the relevant sections contained in the Company's definitive Proxy Statement ("2000 Proxy Statement") which will be filed with the Securities and Exchange Commission in connection with the 1999 Annual Meeting of Stockholders.

Item 10. Directors and Executive Officers of the Registrant

  The information in the section captioned "Election of Directors" in the 1999 Proxy Statement is incorporated herein by reference. Information concerning executive officers required by this Item 10 is located under Part I, Item 4 and pages 19 and 20 of this Form 10-K.

  The information in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

  The information in the sections captioned "Election of Directors--Directors' Compensation," "Employment Agreements" and "Compensation of Executive Officers" in the 2000 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information in the sections captioned "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the 2000 Proxy Statement is incorporated herein by reference.

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

  (a)(3) Exhibits

  See Index to Exhibits on Pages E-1, E-2, and E-3.

  (b) Reports on Form 8-K

  On December 28, 1999, the Company filed a Current Report on Form 8-K disclosing the adoption by the Company's Board of Directors on December 16, 1999, of (i) a Shareholder Rights Plan and (ii) amendments to the Company's Bylaws.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CATELLUS DEVELOPMENT CORPORATION

                                          By           /s/ Nelson C. Rising
                                            -----------------------------------
                                                     Nelson C. Rising
                                               President and Chief Executive
                                                          Officer

  Dated: March 30, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Catellus Development Corporation and in the capacities and on the date indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ Nelson C. Rising           President, Chief Executive    March 30, 2000
____________________________________  Officer and Director
          Nelson C. Rising            (Principal Executive
                                      Officer)

      /s/ C. William Hosler          Senior Vice President, Chief  March 30, 2000
____________________________________  Financial Officer
         C. William Hosler            (Principal Financial
                                      Officer)

       /s/ Paul A. Lockie            Vice President and            March 30, 2000
____________________________________  Controller (Principal
           Paul A. Lockie             Accounting Officer)

             Signature                           Title                  Date
             ---------                           -----                  ----

                 *                   Director                      March 30, 2000
____________________________________
        Joseph F. Alibrandi

                 *                   Director                      March 30, 2000
____________________________________
       Stephen F. Bollenbach

                 *                   Director                      March 30, 2000
____________________________________
          Daryl J. Carter

                 *                   Director                      March 30, 2000
____________________________________
         Richard D. Farman

                 *                   Director                      March 30, 2000
____________________________________
          Christine Garvey

                 *                   Chairman of the Board,        March 30, 2000
____________________________________  Director
         William M. Kahane

                 *                   Director                      March 30, 2000
____________________________________
        Leslie D. Michelson

                 *                   Director                      March 30, 2000
____________________________________
        Jacqueline R. Slater

                 *                   Director                      March 30, 2000
____________________________________
        Thomas M. Steinberg

                 *                   Director                      March 30, 2000
____________________________________
      Beverly Benedict Thomas


*By:      /s/ Paul A. Lockie
  -----------------------------
        Paul A. Lockie
       Attorney-in-Fact
        March 30, 2000

                        CATELLUS DEVELOPMENT CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Financial Statements
Report of Independent Accountants dated February 4, 2000.................  F-2
Consolidated Balance Sheet at December 31, 1999 and 1998.................  F-3
Consolidated Statement of Operations for the years ended December 31,      F-4
 1999, 1998, and 1997....................................................
Consolidated Statement of Stockholders' Equity for the years ended         F-5
 December 31, 1999, 1998, and 1997.......................................
Consolidated Statement of Cash Flows for the years ended December 31,      F-6
 1999, 1998, and 1997....................................................
Notes to Consolidated Financial Statements...............................  F-7
Summarized Quarterly Results (Unaudited)................................. F-29

Index to Exhibits
Exhibits.................................................................  E-1

Financial Statement Schedules
Report of Independent Accountants dated February 4, 2000.................  S-1
Schedule II--Valuation and Qualifying Accounts...........................  S-2
Schedule III--Real Estate and Accumulated Depreciation...................  S-3
Attachment A to Schedule III.............................................  S-4

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Catellus Development Corporation

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Catellus Development Corporation and its subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Francisco, California
February 4, 2000

                        CATELLUS DEVELOPMENT CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                           December 31,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
ASSETS

Properties........................................... $ 1,944,017  $ 1,667,573
Less accumulated depreciation........................    (294,846)    (265,077)
                                                      -----------  -----------
                                                        1,649,171    1,402,496
Other assets and deferred charges, net...............      93,021       80,240
Notes receivable, less allowance.....................      32,890       15,275
Accounts receivable, less allowance..................      24,820       25,270
Restricted cash and investments......................      19,565       49,284
Cash and cash equivalents............................      35,410       52,975
                                                      -----------  -----------
    Total............................................ $ 1,854,877  $ 1,625,540
                                                      ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage and other debt.............................. $   875,564  $   873,207
Accounts payable and accrued expenses................      92,791       81,951
Deferred credits and other liabilities...............      58,751       40,608
Deferred income taxes................................     185,592      138,533
                                                      -----------  -----------
    Total liabilities................................   1,212,698    1,134,299
                                                      -----------  -----------

Commitments and contingencies (Note 15)

Minority interests...................................      51,207        1,012
                                                      -----------  -----------
Stockholders' equity
  Preferred stock....................................         --           --
  Common stock, 107,185 and 106,808 shares
   outstanding at December 31, 1999 and 1998.........       1,072        1,068
  Paid-in capital....................................     483,503      479,636
  Accumulated earnings...............................     106,397        9,525
                                                      -----------  -----------
    Total stockholders' equity.......................     590,972      490,229
                                                      -----------  -----------
    Total............................................ $ 1,854,877  $ 1,625,540
                                                      ===========  ===========

                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)

                                                   Year ended December 31,
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------
Rental properties
  Rental revenue..............................  $ 172,295  $ 149,319  $ 128,897
  Property operating costs....................    (46,754)   (41,777)   (37,653)
  Equity in earnings of operating joint
   ventures, net..............................     10,668      9,368      7,436
                                                ---------  ---------  ---------
                                                  136,209    116,910     98,680
                                                ---------  ---------  ---------
Property sales and fee services
  Sales revenue...............................    347,005    206,441    119,971
  Cost of sales...............................   (263,562)  (154,903)   (94,107)
                                                ---------  ---------  ---------
   Gain on property sales.....................     83,443     51,538     25,864
  Management and development fees.............     14,968     16,792     15,895
  Equity in earnings of development joint
   ventures, net..............................     10,152      6,627      2,123
  Selling, general and administrative
   expenses...................................    (27,342)   (22,232)   (19,528)
  Other.......................................     (5,475)      (662)    (2,814)
                                                ---------  ---------  ---------
                                                   75,746     52,063     21,540
                                                ---------  ---------  ---------
Interest expense..............................    (39,374)   (37,384)   (39,988)
Depreciation and amortization.................    (39,214)   (34,054)   (31,245)
Corporate administrative costs................    (14,760)   (15,303)    (9,463)
Gain on non-strategic asset sales.............      6,803     18,929      5,029
Other, net....................................     (4,253)      (184)     1,176
                                                ---------  ---------  ---------
  Income before minority interests, income
   taxes and extraordinary items..............    121,157    100,977     45,729
Minority interests............................     (3,247)      (674)    (3,145)
                                                ---------  ---------  ---------
  Income before income taxes and extraordinary
   items......................................    117,910    100,303     42,584
                                                ---------  ---------  ---------
Income tax expense
  Current.....................................    (17,339)   (12,034)    (4,676)
  Deferred....................................    (30,351)   (28,366)   (12,667)
                                                ---------  ---------  ---------
                                                  (47,690)   (40,400)   (17,343)
                                                ---------  ---------  ---------
  Income before extraordinary items...........     70,220     59,903     25,241
Extraordinary income related to a joint
 venture's asset transfer to a third party,
 net of income tax expense....................     26,652        --         --
Extraordinary expense related to early
 retirement of debt, net of income tax
 benefit......................................        --     (25,165)       --
                                                ---------  ---------  ---------
  Net income..................................     96,872     34,738     25,241
Preferred stock dividends.....................        --         --      (1,353)
                                                ---------  ---------  ---------
  Net income applicable to common
   stockholders...............................  $  96,872  $  34,738  $  23,888
                                                =========  =========  =========
  Net income per share before extraordinary
   items
   Basic......................................  $    0.66  $    0.56  $    0.24
                                                =========  =========  =========
   Assuming dilution..........................  $    0.64  $    0.55  $    0.24
                                                =========  =========  =========
  Net income (loss) per share--extraordinary
   items
   Basic......................................  $    0.25  $   (0.23) $     --
                                                =========  =========  =========
   Assuming dilution..........................  $    0.25  $   (0.23) $     --
                                                =========  =========  =========
  Net income per share after extraordinary
   items
   Basic......................................  $    0.91  $    0.33  $    0.24
                                                =========  =========  =========
   Assuming dilution..........................  $    0.89  $    0.32  $    0.24
                                                =========  =========  =========
  Average number of common shares
   outstanding--basic.........................    107,011    106,689     97,601
                                                =========  =========  =========
  Average number of common shares
   outstanding--diluted.......................    109,146    109,420    100,768
                                                =========  =========  =========

                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                         Preferred Stock     Common Stock            Accumulated
                         -----------------  -------------- Paid-In    Earnings
                         Shares   Amount    Shares  Amount Capital    (Deficit)
                         ------  ---------  ------- ------ --------  -----------
Balance at December 31,
 1996...................  5,489  $ 274,428   77,028 $  770 $197,709   $(50,454)
  Redemption of Series A
   preferred stock......     (8)      (395)     --     --       (69)       --
  Conversion of Series A
   preferred stock...... (2,481)  (124,033)  13,696    137  123,896        --
  Conversion of Series B
   preferred stock...... (3,000)  (150,000)  15,306    153  149,847        --
  Series B preferred
   stock dividends......    --         --       --     --    (1,353)       --
  Exercise of stock
   options and other ...    --         --       473      5    6,017        --
  Net income............    --         --       --     --       --      25,241
                         ------  ---------  ------- ------ --------   --------
Balance at December 31,
 1997...................    --         --   106,503  1,065  476,047    (25,213)
  Exercise of stock
   options and other ...    --         --       305      3    3,589        --
  Net income............    --         --       --     --       --      34,738
                         ------  ---------  ------- ------ --------   --------
Balance at December 31,
 1998...................    --         --   106,808  1,068  479,636      9,525
  Exercise of stock
   options and other ...    --         --       377      4    3,867        --
  Net income............    --         --       --     --       --      96,872
                         ------  ---------  ------- ------ --------   --------
Balance at December 31,
 1999...................    --   $     --   107,185 $1,072 $483,503   $106,397
                         ======  =========  ======= ====== ========   ========



                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                   Year ended December 31,
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------
Cash flows from operating activities:
 Net income...................................  $  96,872  $  34,738  $  25,241
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Extraordinary income related to a joint
   venture's asset transfer to a third party,
   before income tax expense..................    (44,020)       --         --
  Extraordinary expense related to early
   retirement of debt, before income tax
   benefit....................................        --      41,942        --
  Depreciation and amortization...............     39,214     34,054     31,245
  Deferred income taxes.......................     48,119     22,075     12,667
  Amortization of deferred loan fees and other
   costs......................................      4,575      2,826      2,959
  Equity in earnings of joint ventures .......    (20,820)   (15,995)    (9,559)
  Operating distributions from joint
   ventures...................................     46,811     16,723     12,129
  Cost of properties and non-strategic assets
   sold.......................................    236,421    191,604    111,509
  Expenditures for development properties.....   (229,365)  (185,172)   (94,371)
  Other property acquisitions.................       (289)   (10,394)       --
  Other, net..................................     (8,482)    (6,246)     1,911
 Change in assets and liabilities:
  Accounts and notes receivable...............    (10,133)     3,122    (26,713)
  Other assets and deferred charges ..........    (11,901)   (16,536)    (1,110)
  Accounts payable and accrued expenses.......     18,718      1,404     15,482
  Other.......................................     18,144      6,561      2,779
                                                ---------  ---------  ---------
Net cash provided by operating activities.....    183,864    120,706     84,169
                                                ---------  ---------  ---------
Cash flows from investing activities:
 Property acquisitions........................    (52,051)   (52,110)   (30,105)
 Capital expenditures.........................   (212,311)  (167,105)  (105,396)
 Tenant improvements..........................     (5,301)    (3,624)    (5,697)
 Net proceeds from sale of other assets.......     13,926      4,886      2,623
 Contributions to joint ventures..............    (12,370)    (8,105)   (17,966)
 Short-term investments and restricted cash...     29,719    (49,284)       --
                                                ---------  ---------  ---------
Net cash used in investing activities.........   (238,388)  (275,342)  (156,541)
                                                ---------  ---------  ---------
Cash flows from financing activities:
 Borrowings...................................    295,628    971,121    181,680
 Repayment of borrowings......................   (308,426)  (715,369)  (107,467)
 Redemption premium on early retirement of
  debt........................................        --     (36,041)       --
 Payment on settlement of Treasury-lock
  contracts and financing fees................        --     (26,080)       --
 Preferred stock dividends paid...............        --         --      (5,975)
 Redemption of preferred stock................        --         --        (471)
 Contributions from/distributions to minority
  partners, net...............................     46,947     (5,650)    (5,167)
 Proceeds from issuance of common stock.......      2,810      2,336      3,486
                                                ---------  ---------  ---------
Net cash provided by financing activities ....     36,959    190,317     66,086
                                                ---------  ---------  ---------
Net (decrease) increase in cash and cash
 equivalents .................................    (17,565)    35,681     (6,286)
Cash and cash equivalents at beginning of
 year.........................................     52,975     17,294     23,580
                                                ---------  ---------  ---------
Cash and cash equivalents at end of year .....  $  35,410  $  52,975  $  17,294
                                                =========  =========  =========
Supplemental disclosures of cash flow
 information:
  Cash paid during the year for:
   Interest (net of amount capitalized) ......  $  34,400  $  32,625  $  36,717
   Income taxes...............................  $  13,154  $   6,302  $   1,338

                See notes to consolidated financial statements.

                       CATELLUS DEVELOPMENT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

  Catellus Development Corporation, together with its consolidated subsidiaries (the "Company") is a diversified real estate operating company with a large portfolio of rental properties and developable land that manages and develops real estate for its own account and that of others. Interests of third parties are separately reflected as minority interests in the accompanying balance sheet. The Company's development portfolio of industrial, residential, retail, office, and joint venture projects is primarily located in major markets in California, Illinois, Texas, Colorado, Oregon and also Arizona, Ohio, Kentucky, and Oklahoma. The Company's rental properties consist primarily of industrial facilities, along with a number of office and retail buildings, located primarily in the same states. The Company also has other land holdings primarily in these same states.

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

  The Company recognizes revenue from the sale of properties using the accrual method. Sales not qualifying for full recognition at the time of sale are accounted for under other appropriate deferral methods, including the percentage-of-completion method. In certain cases, the Company retains the right to repurchase property from the buyer at a specified price. Profit on these sales is not recognized until the Company's right to repurchase expires. In general, specific identification and relative sales value methods are used to determine the cost of sales. Estimated future costs to be incurred by the Company after completion of each sale are included in cost of sales.

  Cash and cash equivalents and restricted cash and investments--The Company considers all highly liquid investments with a maturity of three months or less at time of purchase to be cash equivalents. Of the restricted cash and investments totaling $19.6 million and $49.3 million at December 31, 1999 and 1998, respectively, $9.9 million and $8.8 million, respectively, represent proceeds from development property sales being held in separate cash accounts at trust companies in order to preserve the Company's options of reinvesting the proceeds on a tax-deferred basis. In addition, restricted investments of $9.7 million at December 31, 1999 represent certificates of deposit used to guarantee lease performance and $40.5 million at December 31, 1998 represent certificates of deposit used to guarantee completion of building construction and lease performance for certain properties securing mortgage debt.

  Interest rate protection contracts ("Treasury-lock contracts")--The Company has from time to time entered into an interest rate protection agreement to lock its interest rate when negotiating fixed rate financing agreements. Amounts paid or received are capitalized and amortized as a component of interest expense using the effective interest method over the term of the associated mortgage debt agreement.

                       CATELLUS DEVELOPMENT CORPORATION

  Financial instruments--The historical cost basis of the Company's notes receivable is representative of fair value based on a comparison to year-end interest rates for receivables of comparable risks and maturities. Variable rate debt has carrying values which approximate estimated fair value while first mortgage loans have an estimated aggregate fair value of $527.2 million and remaining principal of $589.1 million based on a comparison to year-end interest rates for debt with similar terms and remaining maturities.

  Property and deferred costs--Real estate is stated at the lower of cost or estimated fair value. For operating properties and properties held for long-term investment, a write-down to estimated fair value is recognized when a property's estimated undiscounted future cash flow, before interest charges, is less than its book value. For properties held for sale, a write-down to estimated fair value is recorded when the Company determines that the carrying cost exceeds the estimated selling price, less cost to sell. This evaluation is made by management on a property by property basis. The evaluation of fair value and future cash flows from individual properties requires significant judgment; it is reasonably possible that a change in estimate could occur.

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

  Notes receivable--Notes receivable are carried at the principal balance, less estimated uncollectible amounts totaling $1.9 million at December 31, 1999 and 1998. Interest is recognized as earned; however, the Company discontinues accruing interest when collection is considered doubtful. All notes are secured by real property.

  Allowance for uncollectible accounts--Accounts receivable are net of an allowance for uncollectible accounts totaling $1.3 million at December 31, 1999 and 1998.

  Environmental costs--The Company incurs ongoing environmental remediation costs, including clean up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean up, litigation defense, and the pursuit of responsible third parties. Costs incurred in connection with operating properties and properties previously sold are expensed. Costs relating to undeveloped land are capitalized as part of development costs. Costs incurred for properties to be sold are deferred and charged to cost of sales when the properties are sold.

  The Company maintains a reserve for estimated costs of environmental remediation to be incurred in connection with operating properties and properties previously sold. When there may be a legal requirement for environmental remediation of developable land, the Company will accrue for the estimated cost of remediation and capitalize that amount. Where there is no legal requirement for remediation, costs will be capitalized, as incurred, as part of the project costs.

  Income taxes--Income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company's assets and liabilities. In estimating future tax consequences, expected future events are considered except for potential changes in income tax law or in rates.

  Income per share--Income per share of common stock applicable to common stockholders is computed by dividing net income, before extraordinary items, after reduction for preferred stock dividends, by the weighted

                       CATELLUS DEVELOPMENT CORPORATION
average number of shares of common stock and equivalents outstanding during the period (see table below for effect of dilutive securities).

                                                    Year ended December 31,
                         ------------------------------------------------------------------------------
                                   1999                      1998                      1997
                         ------------------------- ------------------------- --------------------------
                                         Per Share                 Per Share                  Per Share
                         Income  Shares   Amount   Income  Shares   Amount   Income   Shares   Amount
                         ------- ------- --------- ------- ------- --------- -------  ------- ---------
                                             (In thousands, except per share data)
Income before
 extraordinary items.... $70,220                   $59,903                   $25,241
Less: preferred stock
 dividends..............     --                        --                     (1,353)
                         -------                   -------                   -------
Income applicable to
 common stockholders....  70,220 107,011   $0.66    59,903 106,689   $0.56    23,888   97,601   $0.24
                                           =====                     =====                      =====
Effect of dilutive
 securities--stock
 options................     --    2,135               --    2,731               --     3,167
                         ------- -------           ------- -------           -------  -------
Income applicable to
 common stockholders
 plus assumed conversion
 of options............. $70,220 109,146   $0.64   $59,903 109,420   $0.55   $23,888  100,768   $0.24
                         ======= =======   =====   ======= =======   =====   =======  =======   =====

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

  Minority interests--In 1999 the Company formed a consolidated venture and sold 10% of this consolidated venture's stock to a minority investor.

  New accounting standards--In the fourth quarter 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which changed the method of calculation and presentation of earnings per share. This change did not have any impact on previously reported income per share amounts for the year ended December 31, 1997.

  During June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Segment Reporting", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed. The Company adopted this statement for the annual financial statements for the year ending December 31, 1998.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for years beginning after June 15, 1999. The statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting treatment for the different types of transactions qualifying for hedge accounting. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Investments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until the first quarter of years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133 in the first quarter of 2001. Management does not believe this new standard will significantly affect the financial position, results of operations, or cash flows of the Company.

                       CATELLUS DEVELOPMENT CORPORATION

Note 3. Mortgage and Other Debt

  Mortgage and other debt consisted of the following:

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                               (In thousands)
First mortgage loan, interest at 6.01%, due at various dates through November 11, 2008(a)...............................  $368,034 $372,629
First mortgage loans, interest at 6.65% to 9.75%, due at
 various dates through December 1, 2009(b)..................   221,022  184,551
Secured revolving credit line, interest variable (7.99% at
 December 31, 1999), due November 1, 2000(c)................    48,135  190,135
Construction loans, interest variable (7.38% to 8.05% at
 December 31, 1999) due at various dates through May 26,
 2002(d)....................................................    47,266      --
Acquisition loans, interest at 7.23%, due at various dates
 through December 1, 2005(e)................................    44,022   34,311
Unsecured revolving credit line (residential subsidiary),
 interest variable (7.43% at December 31, 1999) due October
 1, 2000(f).................................................    36,000   24,700
Assessment district bonds, interest at 4.0% to 8.7%, due at
 various dates through September 2, 2021(g).................    24,845   19,585
Residential acquisition and construction loans, interest
 variable (8.5% to 9.5% at December 31, 1999), due at
 various dates through September 22, 2001(h)................    36,000    3,975
Secured promissory notes, interest variable (9.5% to 10.5%
 at December 31, 1999), due at various dates through October
 22, 2003(i)................................................    21,360   21,360
Term loan, secured, interest variable (7.81% at December 31,
 1999), due August 1, 2002(j)...............................    12,612   12,778
Industrial capital leases, interest variable (7.92% at
 December 31, 1999), due at various dates through April 30,
 2002(k)....................................................     6,852      --
Other loans, interest at 5.33% to 6.7%, due at various dates
 through October 15, 2025...................................     9,416    9,183
                                                              -------- --------
                                                              $875,564 $873,207
                                                              ======== ========

--------
(a) In 1998, the Company closed a $373 million loan, which bears interest at 6.01% and is amortized over 30 years with a maturity of 10 years. The Company repaid an existing first mortgage loan which had an average interest rate of 8.71% and recognized a $25.2 million extraordinary charge, net of tax benefit of $16.8 million, related to the early retirement of this loan. In connection with this new loan, the Company executed several Treasury-lock contracts for purposes of fixing the interest rate on this new loan. The net payment upon liquidation of the Treasury-lock contracts was approximately $16.9 million which, considered with other financing costs, resulted in an effective interest rate of 6.6% on the new loan.

    This loan is collateralized by certain of the Company's operating properties and by an assignment of rents generated by the underlying properties. This loan has a yield maintenance premium if paid prior to maturity.

(b) The first mortgage loans consist of $150.9 million bearing interest at 6.65% (6.82% effective rate when considering financing costs), maturing in September 2006; $35.0 million bearing interest at 7.29% (7.42% effective rate when considering financing costs) maturing at various dates from September 2009 through December 2009; $21.6 million bearing interest at 9.75%, maturing October 2002; and $13.5 million bearing interest at 7.625% to 9.5%, maturing at various dates from October 2002 through March 2009 from various lenders.

    During 1999, the Company closed $35.0 million of new loans and met collateral provisions for an additional $4.6 million of an existing loan. The new loans amortize over 30 years with a maturity of 10 years.

                        CATELLUS DEVELOPMENT CORPORATION

  These first mortgage loans are collateralized by certain of the Company's operating properties and by an assignment of rents generated by the underlying properties. A majority of these loans have penalties if paid prior to maturity.

(c) The Company's secured revolving credit line has a $265 million capacity provided that additional collateral pool assets are provided. At December 31, 1999, the line's capacity was $242.8 million with $191.8 million available for future borrowings. The credit line is collateralized by certain of the Company's operating properties, an assignment of rents generated by the underlying properties and certain land holdings.

(d) The Company's construction loans are used to finance industrial development projects and are secured by the related land and improvements.

(e) In connection with acquisitions of land, land leases and other leases, subsidiaries of the Company issued secured promissory notes, of which $30.0 million was outstanding at December 31, 1999. The Company intends to sell these assets. Accordingly, these collaterized promissory notes are paid-down on a pro-rata basis upon the sales of these assets. Another subsidiary of the Company issued a $14 million secured promissory note for the acquisition of development land. The note matures in September 2005 with scheduled periodic payments which will release designated acreage from the Deed of Trust. Acreage can be released sooner upon accelerated payments.

(f) The Company's residential subsidiary has an unsecured credit line with a capacity up to $80 million. This credit line bears interest at Prime or LIBOR + 1.5% and was 7.43% at December 31, 1999, and matures on October 1, 2000. At December 31, 1999, the line's capacity was $53.5 million with $17.5 million available for future borrowings. On February 7, 2000, the line's capacity was increased from $80 million to $100 million and its maturity date extended to October 1, 2001.

(g) The assessment district bonds are issued through local municipalities to fund the construction of public infrastructure and improvements which benefit the Company's properties. These bonds are secured by certain of the Company's properties.

(h) The Company's residential acquisition and construction loans are used to finance development projects and are secured by the related land and improvements.

(i) These promissory notes were used to finance land purchases for residential development projects and are secured by deeds of trust.

(j) This secured term loan is collateralized by an operating property and by an assignment of rents generated by the underlying property.

(k) Industrial capital leases represent the estimated present value of the minimum lease payments.

  Certain loan agreements contain restrictive financial covenants, the most restrictive of which require a debt coverage ratio of at least 1.60:1, require stockholders' equity to be no less than $458.8 million, and require that the Company maintain certain other specified financial ratios. The Company was in compliance with all such covenants at December 31, 1999.

  The maturities of mortgage and other debt outstanding as of December 31, 1999 are summarized as follows (in thousands):

       2000............................................................ $132,317
       2001............................................................   31,246
       2002............................................................  116,412
       2003............................................................   30,046
       2004............................................................   17,542
       Thereafter......................................................  548,001
                                                                        --------
                                                                        $875,564
                                                                        ========

                        CATELLUS DEVELOPMENT CORPORATION

  Interest costs relating to mortgage and other debt are summarized as follows:

                                                     Year ended December 31,
                                                    ---------------------------
                                                      1999      1998     1997
                                                    --------  --------  -------
                                                          (In thousands)
   Total interest incurred......................... $ 63,764  $ 58,630  $46,684
   Interest capitalized............................  (24,390)  (21,246)  (6,696)
                                                    --------  --------  -------
   Interest expensed............................... $ 39,374  $ 37,384  $39,988
                                                    ========  ========  =======
   Interest included in cost of sales.............. $ 11,777  $  6,075  $ 3,346
                                                    ========  ========  =======

Note 4. Income Taxes

  The income tax expense reflected in the consolidated statement of operations differs from the amounts computed by applying the federal statutory rate of 35% to income before income taxes and extraordinary items as follows:

                                                        Year ended December 31,
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
                                                            (In thousands)
   Federal income tax expense at statutory rate.......  $41,269 $35,106 $14,904
   Increase in taxes resulting from:
     State income taxes, net of federal impact........    6,251   5,203   2,345
     Other............................................      170      91      94
                                                        ------- ------- -------
                                                        $47,690 $40,400 $17,343
                                                        ======= ======= =======

                       CATELLUS DEVELOPMENT CORPORATION

  Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and for operating loss and tax credit carryforwards. Significant components of the Company's net deferred tax liability are as follows:

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                                (In thousands)
   Deferred tax liabilities:
   Involuntary conversions (condemnations) of property......  $ 90,341 $ 90,079
   Capitalized interest, taxes, and overhead................    92,907   94,629
   Like-kind property exchanges.............................    58,889   35,729
   Investments in partnerships..............................    45,839   28,171
   Income of subsidiary REIT................................     8,264      --
   Other....................................................     2,198    2,317
                                                              -------- --------
                                                               298,438  250,925
                                                              -------- --------
   Deferred tax assets:
   Operating loss and tax credit carryforwards..............     8,233    8,247
   Intercompany transactions (prior to spin-off)............    15,306   14,707
   Capitalized rent.........................................    24,411   23,921
   Adjustment to carrying value of property.................    41,455   40,843
   Depreciation and amortization ...........................    14,312   12,541
   Environmental reserve....................................     4,161    4,590
   Other....................................................     4,968    7,543
                                                              -------- --------
                                                               112,846  112,392
   Deferred tax assets valuation allowance..................       --       --
                                                              -------- --------
                                                               112,846  112,392
                                                              -------- --------
     Net deferred tax liability.............................  $185,592 $138,533
                                                              ======== ========

  The Company has tax credit carryforwards of $8.2 million for alternative minimum tax, which are not subject to expiration. All of the Company's net operating loss carryforwards have been used prior to expiration.

  The income tax benefit of $1.1 million and $1.2 million for the years ended December 31, 1999 and 1998, respectively, associated with the exercise of stock options is credited directly to paid-in capital on the accompanying statement of stockholders' equity.

                       CATELLUS DEVELOPMENT CORPORATION

Note 5. Joint Venture Investments

  The Company has investments in a variety of unconsolidated real estate joint ventures that are involved in both operating properties and development of various other projects. Note that the term "joint venture" as used herein means that two or more parties own an interest and not that a joint venture is the legal form of organization.

  The Company's joint ventures include the following at December 31, 1999:

                               Ownership
Operating Properties           Percentage
--------------------           ----------
Hotel
International Rivercenter....    25.16%
New Orleans Rivercenter......    42.32%
Pacific Market Investment
 Company.....................       50%

Office
Torrance Investment Company..    66.67%

                           Ownership
Development Projects       Percentage
--------------------       ----------
Residential Development
Ridgemoor Projects.......       25%
Talega Associates, LLC...       30%
Talega Village, LLC......       50%
CRG Financial Services,
 L.P. ...................       70%
Serrano Associates, LLC..       67%
Hercules, LLC............       50%


Commercial Development
Desman Road Partners.....    37.82%

  During 1999 the Company acquired the remaining 50% interest in its apartment joint venture, JMB/Santa Fe Bayfront Venture, which subsequently sold the apartment building, and the Company realized a pre-tax gain of $10.3 million.

  In October of 1999, the partnership owning the Pacific Design Center transferred its primary asset to a third party. This transaction resulted in the Company recognizing a $26.7 million extraordinary gain, net of tax expense of $17.8 million resulting from a negative investment/capital account due to prior cash distributions by the partnership.

  The Company guarantees a portion of the debt and interest of certain of its joint ventures. At December 31, 1999, these guarantees totaled $47.7 million.

                       CATELLUS DEVELOPMENT CORPORATION

  The condensed combined balance sheets and statements of operations of these unconsolidated joint ventures, along with the Company's proportionate share, are summarized as follows:

                                                            Proportionate
                                         Combined               Share
                                    --------------------  -------------------
                                       December 31,          December 31,
                                    --------------------  -------------------
                                      1999       1998       1999      1998
                                    ---------  ---------  --------  ---------
                                                (In thousands)
   Assets:
     Operating properties:
       Property ................... $ 127,265  $ 220,538  $ 42,009  $ 104,155
       Other.......................    13,041     23,597     4,369     12,157
     Development projects:
       Property ...................   257,111    215,393   118,619    121,804
       Other ......................    12,583     50,046     9,285     22,890
                                    ---------  ---------  --------  ---------
         Total .................... $ 410,000  $ 509,574  $174,282  $ 261,006
                                    =========  =========  ========  =========
   Liabilities and venturers'
    equity:
     Operating properties:
       Notes Payable............... $ 131,903  $ 415,814  $ 44,481  $ 159,145
       Other ......................    17,736     16,240     4,813      5,497
     Development projects:
       Notes Payable...............   173,620    132,938    72,476     72,770
       Other.......................    18,282     24,362     7,503      9,721
                                    ---------  ---------  --------  ---------
         Total liabilities.........   341,541    589,354   129,273    247,133
                                    ---------  ---------  --------  ---------
     Venturers' equity/(deficit)
       Operating properties .......    (9,333)  (187,918)   (2,916)   (48,330)
       Development projects........    77,792    108,138    47,925     62,203
                                    ---------  ---------  --------  ---------
                                       68,459    (79,780)   45,009     13,873
                                    ---------  ---------  --------  ---------
         Total liabilities and
          venturers' equity........ $ 410,000  $ 509,574  $174,282  $ 261,006
                                    =========  =========  ========  =========

  The Company's proportionate share of venturers' equity is an aggregate amount for all ventures. Because the Company's ownership percentage differs from venture to venture, varying distribution agreements, and certain ventures have accumulated equity while others have accumulated deficits, the Company's percentage of venturers' equity is not reflective of the Company's ownership percentage of the ventures. The Company does not recognize its share of losses generated by joint ventures in excess of its investment unless it is legally committed or intends to fund deficits in the future.

                        CATELLUS DEVELOPMENT CORPORATION

  The Company has contributed appreciated property to certain of its joint venture investments. Although the properties are recorded by the venture at fair value on the date of contribution, the related gains have been deferred in the Company's financial statements and will be recognized when the properties are sold by the joint ventures.

                                       Combined            Proportionate Share
                              -------------------------- -----------------------
                                           Year ended December 31,
                              --------------------------------------------------
                                1999     1998     1997    1999    1998    1997
                              -------- -------- -------- ------- ------- -------
                                                (In thousands)
   Revenue:
     Operating properties...  $136,199 $148,669 $144,291 $40,502 $38,716 $37,622
     Development projects...   117,839  101,765   52,545  53,611  38,472  13,556
                              -------- -------- -------- ------- ------- -------
                               254,038  250,434  196,836  94,113  77,188  51,178
                              -------- -------- -------- ------- ------- -------
   Expenses:
     Operating properties ..    98,929  128,145  127,746  29,834  29,348  30,186
     Development projects ..    91,139   84,785   48,161  43,459  31,845  11,433
                              -------- -------- -------- ------- ------- -------
                               190,068  212,930  175,907  73,293  61,193  41,619
                              -------- -------- -------- ------- ------- -------
   Net earnings before
    income tax..............  $ 63,970 $ 37,504 $ 20,929 $20,820 $15,995 $ 9,559
                              ======== ======== ======== ======= ======= =======

                       CATELLUS DEVELOPMENT CORPORATION

Note 6. Property

  Book value by property type consisted of the following:

                                                             December 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
                                                            (In thousands)
   Rental properties:
     Industrial buildings............................... $  739,158  $  547,903
     Office buildings...................................    200,760     205,024
     Retail buildings...................................     92,946      95,729
     Land and land leases(1)............................     64,071      65,245
     Investment in operating joint ventures.............     (2,916)    (48,330)
                                                         ----------  ----------
                                                          1,094,019     865,571
                                                         ----------  ----------
   Developable properties:
     Industrial.........................................    178,089     167,188
     Residential........................................    116,118      72,413
     Urban development .................................    323,859     294,084
     Retail, office and other...........................     15,431      20,532
     Investment in development joint ventures...........     47,925      62,203
                                                         ----------  ----------
                                                            681,422     616,420
                                                         ----------  ----------
   Work-in-process:
     Industrial.........................................     52,207     103,456
     Industrial--capital lease..........................     13,038       8,284
     Residential........................................     65,154      34,350
                                                         ----------  ----------
                                                            130,399     146,090
                                                         ----------  ----------
   Resources............................................      4,952       6,445
   Properties held for sale.............................      7,471      10,144
   Other................................................     25,754      22,903
                                                         ----------  ----------
   Gross book value.....................................  1,944,017   1,667,573
   Accumulated depreciation.............................   (294,846)   (265,077)
                                                         ----------  ----------
   Net book value....................................... $1,649,171  $1,402,496
                                                         ==========  ==========

--------
(1) This category includes $28.8 million of land which the Company intends to sell.

  During 1998 and 1997, the Company recorded a write-down of $9.0 million and $8.6 million, respectively, to cost of sales relating to non-strategic assets. There were no such write-downs in 1999.

                       CATELLUS DEVELOPMENT CORPORATION

Note 7. Other Financial Statement Captions

Other Assets and Deferred Charges, Net

  The Company's other assets and deferred charges consisted of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                 (In thousands)
   Deferred financing fees, net................................ $26,314 $26,479
   Deferred lease commissions, net.............................  25,757  22,186
   Straight-line rent..........................................  13,433  11,988
   Prepaid expenses ...........................................  10,336   6,293
   Cash surrender value of life insurance .....................   4,553   2,392
   Other.......................................................  12,628  10,902
                                                                ------- -------
                                                                $93,021 $80,240
                                                                ======= =======

  Amortization of lease commissions was $3.9 million, $4.0 million, and $3.2 million for the years ended December 31, 1999, 1998, and 1997, respectively. Amortization of deferred finance fees was $4.6 million, $2.8 million and $3.0 million for the years ended December 31, 1999, 1998, and 1997, respectively.

Accounts Payable and Accrued Expenses

  The Company's accounts payable and accrued expenses consisted of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                 (In thousands)
   Accrued construction costs.................................. $23,567 $31,161
   Salaries, bonuses and deferred compensation.................  23,291  18,422
   Property taxes..............................................  12,401   9,176
   Provision for estimated loss on fee development contract....   6,700     --
   Interest....................................................   7,356   6,509
   Income taxes................................................   2,958     120
   Other.......................................................  16,518  16,563
                                                                ------- -------
                                                                $92,791 $81,951
                                                                ======= =======

  During 1999 the Company recorded an estimated loss of $6.7 million related to one residential fee development project.

                       CATELLUS DEVELOPMENT CORPORATION

Deferred Credits and Other Liabilities

  The Company's deferred credits and other liabilities consisted of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                (In thousands)
   Deferred profits............................................ $25,167 $12,732
   Environmental and legal reserve.............................  10,502  12,849
   Sales deposits..............................................   6,276      91
   Security deposits...........................................   5,825   4,963
   Rent deposits...............................................   3,708   2,900
   Other.......................................................   7,273   7,073
                                                                ------- -------
                                                                $58,751 $40,608
                                                                ======= =======

  The environmental and legal reserve is more fully described in Note 15. Deferred profits represent cash received by the Company in connection with property sales transactions which do not meet the criteria for profit recognition.

Note 8. Leases

  The Company, as lessor, has entered into noncancelable operating leases expiring at various dates through 2040. Rental revenue under these leases totaled $168.4 million in 1999, $150.1 million in 1998, and $131.1 million in 1997. Included in this revenue are rentals contingent on lessees' operations of $2.0 million in 1999, $2.6 million in 1998, and $3.0 million in 1997. Future minimum rental revenue under existing noncancelable operating leases as of December 31, 1999, is summarized as follows (in thousands):

       2000.......................................................... $  126,407
       2001..........................................................    110,666
       2002..........................................................     94,681
       2003..........................................................     77,662
       2004..........................................................     65,327
       Thereafter....................................................    629,943
                                                                      ----------
                                                                      $1,104,686
                                                                      ==========

  The book value of the Company's properties under operating leases or held for rent is summarized as follows:

                                                          December 31,
                                                      ---------------------
                                                         1999       1998
                                                      ----------  ---------
                                                           (In thousands)
   Buildings......................................... $  797,088  $ 670,540
   Land and improvements.............................    332,651    275,472
                                                      ----------  ---------
                                                       1,129,739    946,012
   Less accumulated depreciation.....................   (275,873)  (247,729)
                                                      ----------  ---------
                                                      $  853,866  $ 698,283
                                                      ==========  =========

                       CATELLUS DEVELOPMENT CORPORATION

  The Company, as lessee, has entered into noncancelable operating leases expiring at various dates through 2023. Rental expense under these leases totaled $3.3 million in 1999, $3.0 million in 1998, and $2.5 million in 1997. Future minimum lease payments as of December 31, 1999 are summarized as follows (in thousands):

       2000............................................................. $ 2,725
       2001.............................................................   2,033
       2002.............................................................   1,393
       2003.............................................................   1,185
       2004.............................................................   1,068
       Thereafter.......................................................   1,748
                                                                         -------
                                                                         $10,152
                                                                         =======

Note 9. Property Sales and Fee Services--Other

  Other (expense) income is summarized as follows:

                                                    Year ended December 31,
                                                    -------------------------
                                                     1999     1998     1997
                                                    -------  -------  -------
                                                         (In thousands)
   Land holding costs.............................. $(2,933) $(3,384) $(2,202)
   Provision for estimated loss on fee development
    contract.......................................  (6,700)     --       --
   Abandoned project costs.........................  (2,608)  (2,475)  (1,582)
   Interest income.................................   6,910    1,239      404
   Deferred revenue................................     --     3,571      --
   All other, net..................................    (144)     387      566
                                                    -------  -------  -------
                                                    $(5,475) $  (662) $(2,814)
                                                    =======  =======  =======

Note 10. Non-Strategic Asset Sales

  The Company's sales of non-strategic assets are summarized as follows:

                                                         Year ended December 31,
                                                         -----------------------
                                                          1999    1998    1997
                                                         ------- ------- -------
                                                             (In thousands)
   Sales................................................ $10,576 $80,041 $31,122
   Cost of sales........................................   3,773  61,112  26,093
                                                         ------- ------- -------
     Gain............................................... $ 6,803 $18,929 $ 5,029
                                                         ======= ======= =======

  In January 2000, the Company closed the first phase of an agreement to sell 437,000 acres of desert holdings. Approximately 225,000 acres were conveyed for $25 million resulting in a pre-tax gain of approximately $23.6 million.

                       CATELLUS DEVELOPMENT CORPORATION

Note 11. Other, net

  Other (expense) income is summarized as follows:

                                                        Year ended December
                                                                31,
                                                       -----------------------
                                                        1999    1998    1997
                                                       -------  -----  -------
   Consulting fees.................................... $(4,393) $(732) $  (600)
   Cost of S-3 registration(1)........................     --     --    (1,000)
   Environmental recovery, net........................     --     --     2,551
   Interest income....................................     527    552      526
   All other, net.....................................    (387)    (4)    (301)
                                                       -------  -----  -------
                                                       $(4,253) $(184) $ 1,176
                                                       =======  =====  =======

--------
(1) In 1997, the Company registered shares issued to the California Public Employees' Retirement System. As the Company did not receive any proceeds from this offering, such costs were expensed in the fourth quarter 1997.

Note 12. Employee Benefit and Stock Option Plans

  The Company has a profit sharing and savings plan for all employees. Funding consists of employee contributions along with matching and discretionary contributions by the Company. Total expense for the Company under this plan was $1.1 million, $0.9 million, and $0.7 million in 1999, 1998, and 1997, respectively.

  The Company has various plans through which employees may purchase common stock of the Company.

  The Incentive Stock Compensation Plan (Substitute Plan) was adopted to provide substitute awards to employees whose awards under certain plans of the former parent company, Santa Fe Pacific Corporation (SFP), were forfeited as a result of the Company's spin-off from SFP in 1990. The number of shares, exercise price and expiration dates of these awards were set so the participant retained the full unrealized potential value of the original SFP grant. Options became exercisable after March 5, 1992 and expired from 1996 through 1999.

  The Company also has four stock option plans under which certain committees of the Board of Directors may grant options to purchase up to 8,750,000 shares of common stock (Stock Option Plan, 1995 Stock Option Plan, Amended and Restated Executive Stock Option Plan and Amended and Restated 1996 Performance Award Plan). The exercise price of options granted under these plans is generally the fair market value of the common stock on the date of grant. Options are exercisable no earlier than six months from the date of grant. They typically become exercisable in four annual installments commencing on the first anniversary of the date of grant. There are other vesting schedules and expiration periods for options granted under the plans, including options that become exercisable in three annual installments commencing on the first or third anniversary of the date of grant and some expire after five years. A number of options granted in 1998 and earlier also require achievement of stock price benchmarks before each annual installment becomes exercisable.

  The Company also has various plans through which non-employee directors may purchase common stock of the Company.

  Under the Amended and Restated Executive Stock Option Plan, each non-employee director was automatically granted an option, upon initial election to the Board of Directors, to purchase 5,000 shares of common stock at a price of 127.63% of the fair market value on the date of grant, increasing 5% on each anniversary of the grant date commencing on the sixth anniversary. These options are exercisable in installments on a cumulative basis at a rate of 20% each year. After May 22, 1996, no further options may be granted to non-employee directors under this plan.

                       CATELLUS DEVELOPMENT CORPORATION

  Under the Amended and Restated 1996 Performance Award Plan, each non-employee director is automatically granted an option to purchase 5,000 shares of common stock upon initial election to the Board of Directors and annually thereafter during his or her term of service. The exercise price of these options is the fair market value of the common stock on the date of grant. Options granted under this Plan through 1998 are exercisable based upon stock price performance benchmarks. Beginning with the options granted in 1999, the options become exercisable in four annual installments.

  In addition, under the Amended and Restated 1996 Performance Award Plan, each non-employee director may elect to defer receipt of his or her annual retainer fee, meeting fees, and chairman's retainer until termination of board service or upon the occurrence of an earlier specified distribution date which is at least three years after the election of deferral. On the distribution date, the director will receive a number of shares of common stock calculated by dividing the deferred compensation by 90% of the fair market value of the common stock on the date of deferral.

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

  Pro forma information regarding net income and income per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The weighted-average fair value of options granted during 1999, 1998 and 1997 was $5.35, $6.26 and $6.36, respectively. The fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.52%, 5.15%, and 6.22%; zero percent dividend yields; volatility factors of the expected market price of the Company's common stock of 30.0%, 31.4%, and 29.95%, and a weighted-average expected life of the options of five years.

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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                      Year ended December 31,
                                                      -----------------------
                                                       1999    1998    1997
                                                      ------- ------- -------
                                                       (In thousands, except
                                                          income per share
                                                            information)
   Pro forma net income applicable to common
    stockholders..................................... $92,333 $32,786 $21,120
                                                      ======= ======= =======
   Pro forma income per share--basic................. $  0.86 $  0.31 $  0.22
                                                      ======= ======= =======
   Pro forma income per share--assuming dilution..... $  0.85 $  0.30 $  0.21
                                                      ======= ======= =======

                       CATELLUS DEVELOPMENT CORPORATION

  A summary of the Company's stock option activity, and related information is as follows:

                                                  Year ended December 31,
                         --------------------------------------------------------------------------
                                   1999                     1998                     1997
                         ------------------------ ------------------------ ------------------------
                                 Weighted-Average         Weighted-Average         Weighted-Average
                         Options  Exercise Price  Options  Exercise Price  Options  Exercise Price
                         ------- ---------------- ------- ---------------- ------- ----------------
                                     (In thousands, except exercise price information)
Outstanding--beginning
 of year................  7,383       $10.49       6,522       $ 9.16       6,361       $ 8.13
Granted.................    827       $14.50       1,446       $15.98         778       $16.58
Exercised...............   (373)      $ 7.38        (305)      $ 7.69        (473)      $ 7.35
Expired.................    (25)      $16.19          (2)      $14.71         --           --
Forfeited...............   (479)      $14.75        (278)      $11.06        (144)      $ 8.99
                          -----                    -----                    -----
Outstanding--end of
 year...................  7,333       $10.83       7,383       $10.49       6,522       $ 9.16
                          =====                    =====                    =====
Exercisable at end of
 year...................  4,369       $ 8.56       3,414       $ 8.05       2,129       $ 7.84

  Exercise prices for options outstanding as of December 31, 1999 ranged from $5.58 to $21.38. The weighted-average remaining contractual life of those options is 6.6 years.

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

  On October 29, 1999, the Company's Board of Directors authorized a share repurchase program for up to $50 million of the outstanding common stock. The timing of purchases, if any, under the program will be at the discretion of the Company. Share purchases under the program may be made on the open market or in privately negotiated transactions. The program has been authorized for a period of one year.

  In December 1999, the Company authorized the issuance of 2,000,000 shares of Series A Junior Participating Preferred Stock in connection with the adoption of a shareholder rights plan. This series of preferred stock has a quarterly dividend of the greater of $1.00 or 100 times the dividend paid on our common stock, and it has a voting right of 100 votes per share. No shares of this series of preferred stock have been issued. Also in

                       CATELLUS DEVELOPMENT CORPORATION
connection with the shareholder rights plan adopted in December 1999, the Company's Board of Directors declared a dividend of one right to purchase 1/100th of a share of Series A Junior Participating Preferred Stock for each share of common stock. This right becomes exercisable on the occurrence of certain events, and it also may entitle the holder to purchase shares of common stock at one-half its market price on the occurrence of certain events.

Note 14. Segment Reporting

  The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting which disaggregates its business by type. The Company has four reportable segments: Commercial, Residential, Urban Development and Corporate. The Commercial segment leases and manages the Company owned buildings and land leases, develops real estate for the Company's own account or for third parties, and acquires and sells developable land and commercial buildings. The Residential segment is involved in home building, community development and project management activities. The Urban Development segment entitles and develops major mixed-use development sites, which include development for residential, office, retail and entertainment purposes. The Corporate segment consists of administrative and other services.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). Inter-segment gains and losses are not recognized. Debt and interest-bearing assets are allocated to segments based upon the grouping of the underlying assets. All other assets and liabilities are specifically identified. Each segment has a separate operating management structure.

  The Company uses a supplemental performance measure, Earnings Before Depreciation and Deferred Taxes ("EBDDT"), along with net income, to report operating results. EBDDT is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Further, EBDDT is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. The Company believes that EBDDT provides relevant information about operations and is useful, along with net income, for an understanding of the Company's operating results.

                       CATELLUS DEVELOPMENT CORPORATION

  EBDDT is calculated by making various adjustments to net income. Depreciation, amortization and deferred income taxes are added back to net income as they represent non-cash charges. Since depreciation expense is excluded from EBDDT, the portion of property sales gain attributable to depreciation recapture is excluded from EBDDT. In addition, gains on the sale of non-strategic assets and extraordinary items, including their current tax effect, represent unusual and/or non-recurring items and are excluded from the EBDDT calculation. A reconciliation from EBDDT to net income is also provided.

  Financial data by reportable segment is as follows:

                                                     Urban
                          Commercial  Residential Development Corporate    Total
                          ----------  ----------- ----------- ---------  ----------
                                         (In thousands)
1999
Rental properties:
Rental revenue..........  $  159,843   $     339   $ 12,113   $    --    $  172,295
Property operating
 costs..................     (40,383)        --      (6,371)       --       (46,754)
Equity in earnings of
 operating joint
 ventures, net..........      10,668         --         --         --        10,668
                          ----------   ---------   --------   --------   ----------
                             130,128         339      5,742        --       136,209
                          ----------   ---------   --------   --------   ----------
Property sales and fee
 services:
Sales revenue...........     185,092     161,913        --         --       347,005
Cost of sales...........    (142,455)   (121,107)       --         --      (263,562)
                          ----------   ---------   --------   --------   ----------
Gain on property sales..      42,637      40,806        --         --        83,443
Management and
 development fees.......      11,464         892      2,612        --        14,968
Equity in earnings of
 development joint
 ventures, net..........         (23)     10,175        --         --        10,152
Selling, general and
 administrative
 expenses...............      (9,280)    (17,237)      (825)       --       (27,342)
Other...................       1,822      (7,133)      (164)       --        (5,475)
                          ----------   ---------   --------   --------   ----------
                              46,620      27,503      1,623        --        75,746
                          ----------   ---------   --------   --------   ----------
Interest expense........     (45,083)        (34)      (871)     6,614      (39,374)
Corporate administrative
 costs..................         --          --         --     (14,760)     (14,760)
Minority interests......      (3,262)         15        --         --        (3,247)
Other...................         --          --         --      (4,253)      (4,253)
Depreciation recapture..      (4,354)        --         --         --        (4,354)
                          ----------   ---------   --------   --------   ----------
  Pre-tax EBDDT.........  $  124,049   $  27,823   $  6,494   $(12,399)     145,967
                          ==========   =========   ========   ========
Current taxes...........                                                    (17,339)
                                                                         ----------
EBDDT...................                                                    128,628
Depreciation and
 amortization...........                                                    (39,214)
Deferred taxes..........                                                    (30,351)
Non-strategic asset
 sales..................                                                      6,803
Depreciation recapture..                                                      4,354
Extraordinary gain, net
 of tax.................                                                     26,652
                                                                         ----------
  Net Income............                                                 $   96,872
                                                                         ==========
Investments in equity
 method subsidiaries....  $   (2,482)  $  47,491   $    --    $    --    $   45,009
                          ==========   =========   ========   ========   ==========
Segment assets..........  $1,303,900   $ 285,400   $328,900   $(63,300)  $1,854,900
                          ==========   =========   ========   ========   ==========
Expenditures for segment
 assets.................  $  267,300   $ 202,200   $ 27,500   $  2,300   $  499,300
                          ==========   =========   ========   ========   ==========

                        CATELLUS DEVELOPMENT CORPORATION

                                                     Urban
                          Commercial  Residential Development Corporate    Total
                          ----------  ----------- ----------- ---------  ----------
                                               (In thousands)
1998
Rental properties:
Rental revenue..........  $  136,816   $    641    $ 11,862   $    --    $  149,319
Property operating
 costs..................     (35,553)       --       (6,224)       --       (41,777)
Equity in earnings of
 operating joint
 ventures, net..........       9,368        --          --         --         9,368
                          ----------   --------    --------   --------   ----------
                             110,631        641       5,638        --       116,910
                          ----------   --------    --------   --------   ----------
Property sales and fee
 services:
Sales revenue...........     101,095    105,346         --         --       206,441
Cost of sales...........     (75,683)   (79,220)        --         --      (154,903)
                          ----------   --------    --------   --------   ----------
Gain on property sales..      25,412     26,126         --         --        51,538
Management and
 development fees.......      13,641      1,310       1,841        --        16,792
Equity in earnings of
 development joint
 ventures, net..........       1,296      5,331         --         --         6,627
Selling, general and
 administrative
 expenses...............      (8,704)   (12,875)       (653)       --       (22,232)
Other...................      (2,233)     1,713        (142)       --          (662)
                          ----------   --------    --------   --------   ----------
                              29,412     21,605       1,046        --        52,063
                          ----------   --------    --------   --------   ----------
Interest expense........     (40,028)        79      (1,927)     4,492      (37,384)
Corporate administrative
 costs..................         --         --          --     (15,303)     (15,303)
Minority interests......         --        (674)        --         --          (674)
Other...................         --         --          --        (184)        (184)
                          ----------   --------    --------   --------   ----------
  Pre-tax EBDDT.........  $  100,015   $ 21,651    $  4,757   $(10,995)     115,428
                          ==========   ========    ========   ========
Current taxes...........                                                    (12,034)
                                                                         ----------
EBDDT...................                                                    103,394
Depreciation and
 amortization...........                                                    (34,054)
Deferred taxes..........                                                    (28,366)
Non-strategic asset
 sales..................                                                     18,929
Extraordinary expense,
 net of tax.............                                                    (25,165)
                                                                         ----------
  Net Income............                                                 $   34,738
                                                                         ==========
Investments in equity
 method subsidiaries....  $   (2,354)  $ 60,247    $(44,020)  $    --    $   13,873
                          ==========   ========    ========   ========   ==========
Segment assets..........  $1,135,100   $201,100    $248,800   $ 40,500   $1,625,500
                          ==========   ========    ========   ========   ==========
Expenditures for segment
 assets.................  $  246,500   $144,200    $ 26,200   $  1,500   $  418,400
                          ==========   ========    ========   ========   ==========

                        CATELLUS DEVELOPMENT CORPORATION

                                                    Urban
                          Commercial Residential Development Corporate   Total
                          ---------- ----------- ----------- --------- ----------
                                               (In thousands)
1997
Rental properties:
Rental revenue..........   $117,963   $    --     $ 10,934    $   --   $  128,897
Property operating
 costs..................    (32,086)       --       (5,567)       --      (37,653)
Equity in earnings of
 operating joint
 ventures, net..........      7,436        --          --         --        7,436
                           --------   --------    --------    -------  ----------
                             93,313        --        5,367        --       98,680
                           --------   --------    --------    -------  ----------
Property sales and fee
 services:
Sales revenue...........     37,339     82,632         --         --      119,971
Cost of sales...........    (27,519)   (66,588)        --         --      (94,107)
                           --------   --------    --------    -------  ----------
Gain on property sales..      9,820     16,044         --         --       25,864
Management and
 development fees.......     12,540      2,256       1,099        --       15,895
Equity in earnings of
 development joint
 ventures, net..........        908      1,215         --         --        2,123
Selling, general and
 administrative
 expenses...............     (8,173)    (9,392)     (1,963)       --      (19,528)
Other...................     (1,734)    (1,039)        (41)       --       (2,814)
                           --------   --------    --------    -------  ----------
                             13,361      9,084        (905)       --       21,540
                           --------   --------    --------    -------  ----------
Interest expense........    (39,084)       --       (2,019)     1,115     (39,988)
Corporate administrative
 costs..................        --         --          --      (9,463)     (9,463)
Preferred stock
 dividends..............        --         --          --      (1,353)     (1,353)
Minority interests......        --      (3,145)        --         --       (3,145)
Other...................        --         803         --         373       1,176
                           --------   --------    --------    -------  ----------
  Pre-tax EBDDT.........   $ 67,590   $  6,742    $  2,443    $(9,328)     67,447
                           ========   ========    ========    =======
Current taxes...........                                                   (4,676)
                                                                       ----------
EBDDT...................                                                   62,771
Depreciation and
 amortization...........                                                  (31,245)
Deferred taxes..........                                                  (12,667)
Non-strategic asset
 sales..................                                                    5,029
Preferred stock
 dividends .............                                                    1,353
                                                                       ----------
  Net Income............                                               $   25,241
                                                                       ==========
Investments in equity
 method subsidiaries....   $   (425)  $ 17,981    $(44,020)   $   --   $  (26,464)
                           ========   ========    ========    =======  ==========
Segment assets..........   $874,400   $115,200    $213,400    $38,000  $1,241,000
                           ========   ========    ========    =======  ==========
Expenditures for segment
 assets.................   $122,700   $ 94,100    $ 15,900    $ 2,900  $  235,600
                           ========   ========    ========    =======  ==========

                       CATELLUS DEVELOPMENT CORPORATION

Note 15. Commitments and Contingencies

  As of December 31, 1999, the Company has outstanding standby letters of credit and surety bonds in the amount of $118.6 million in favor of local municipalities or financial institutions to guarantee performance on real property improvements or financial obligations.

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

  At December 31, 1999, management estimates that future costs for remediation of identified or suspected environmental contamination on operating properties and properties previously sold approximate $8.5 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next ten years with a substantial portion incurred over the next five years. Management also estimates that similar costs relating to the Company's properties to be developed or sold may range from $10.6 million to $24.7 million. These amounts will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years, or will be deferred and charged to cost of sales when the properties are sold. The Company's estimates were developed based on reviews which took place over several years based upon then-prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs.

                        CATELLUS DEVELOPMENT CORPORATION

Summarized Quarterly Results (Unaudited)

  The Company's income and cash flow are determined to a large extent by property sales. Sales and net income have fluctuated significantly from quarter to quarter, as evidenced by the following summary of unaudited quarterly consolidated results of operations. Property sales fluctuate from quarter to quarter, reflecting general market conditions and the Company's intent to sell property when it can obtain attractive prices. Cost of sales may also vary widely because (i) properties have been owned for varying periods of time; (ii) properties are owned in various geographical locations; and (iii) development projects have varying infrastructure costs and build-out periods.

                                                 Year ended December 31,
                          -----------------------------------------------------------------------------
                                         1999                                    1998
                          --------------------------------------  -------------------------------------
                           First     Second    Third     Fourth    First    Second    Third     Fourth
                          --------  --------  --------  --------  -------  --------  --------  --------
                                           (In thousands, except per share data)
Rental properties:
 Rental revenue ........  $ 41,479  $ 41,291  $ 43,081  $ 46,444  $35,481  $ 37,759  $ 37,138  $ 38,941
 Property operating
  costs.................   (11,508)  (11,250)  (11,897)  (12,099)  (9,886)   (9,939)  (10,852)  (11,100)

Property sales and fee
 services:
 Sales revenue..........    73,639    70,455    98,123   104,788   18,212    19,726    62,208   106,295
 Cost of sales..........   (55,722)  (56,495)  (77,013)  (74,332)  (8,646)  (12,313)  (52,564)  (81,380)
 Management and
  development fees......     2,836     3,839     3,936     4,357    2,979     4,717     5,245     3,851
 Selling, general and
  administrative
  expenses..............    (5,560)   (5,914)   (5,564)  (10,304)  (4,727)   (4,880)   (3,269)   (9,356)
Interest expense........    (9,406)   (9,640)  (10,404)   (9,924)  (9,562)  (10,447)   (9,043)   (8,332)
Gain on non-strategic
 asset sales............       986     2,904     2,529       384      (53)    4,423     2,858    11,701
Corporate administrative
 costs..................    (3,844)   (3,750)   (3,727)   (3,439)  (4,029)   (3,830)   (4,217)   (3,227)
Depreciation and
 amortization ..........    (9,162)   (9,422)  (10,039)  (10,591)  (8,185)   (8,586)   (8,230)   (9,053)
Income before
 extraordinary items....    16,380    17,807    19,126    16,907    7,913    11,743    14,702    25,545
Extraordinary items, net
 .......................       --        --        --     26,652      --        --     (3,307)  (21,858)
Net income .............  $ 16,380  $ 17,807  $ 19,126  $ 43,559  $ 7,913  $ 11,743  $ 11,395  $  3,687
                          ========  ========  ========  ========  =======  ========  ========  ========
Net income per common
 share-- basic..........  $   0.15  $   0.17  $   0.18  $   0.41  $  0.07  $   0.11  $   0.11  $   0.03
                          ========  ========  ========  ========  =======  ========  ========  ========
Net income per common
 share-- assuming
 dilution...............  $   0.15  $   0.16  $   0.18  $   0.40  $  0.07  $   0.11  $   0.10  $   0.03
                          ========  ========  ========  ========  =======  ========  ========  ========
EBDDT(/1/)..............  $ 30,726  $ 32,033  $ 33,268  $ 32,601  $19,898  $ 21,706  $ 27,003  $ 34,787
                          ========  ========  ========  ========  =======  ========  ========  ========

--------
(/1/)Refer to Note 14 for a definition of EBDDT.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

The Board of Directors
of Catellus Development Corporation

Our audits of the consolidated financial statements referred to in our report dated February 4, 2000, appearing on page F-2 of this Form 10-K of Catellus Development Corporation, also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Francisco, California
February 4, 2000

                        CATELLUS DEVELOPMENT CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                      Three Years Ended December 31, 1999
                                 (In thousands)

                                         Additions
                                    -------------------
                         Balance at Charged to Charged
                         Beginning  Costs and  to Other               Balance at
                          of Year    Expenses  Accounts Deductions    End of Year
                         ---------- ---------- -------- ----------    -----------
Year ended December 31,
 1997
  Allowance for doubtful
   accounts receivable..  $ 2,352     $  359    $    6   $  (636)(1)    $ 2,081
  Reserve for abandoned
   projects.............    1,316      1,275     1,226    (1,422)(2)      2,395
  Reserve for
   environmental and
   legal costs .........   14,139        --        574    (1,718)(3)     12,995
Year ended December 31,
 1998
  Allowance for doubtful
   accounts receivable..    2,081         90       --       (904)(1)      1,267
  Allowance for doubtful
   notes receivable.....      --       1,860       --        --           1,860
  Reserve for abandoned
   projects.............    2,395        --        --     (2,088)(2)        307
  Reserve for
   environmental and
   legal costs..........   12,995        --         24      (170)(3)     12,849
Year ended December 31,
 1999
  Allowance for doubtful
   accounts receivable..    1,267        404       --       (417)(1)      1,254
  Allowance for doubtful
   notes receivable.....    1,860        --        --        --           1,860
  Reserve for abandoned
   projects.............      307        --        --       (307)(2)        --
  Reserve for
   environmental and
   legal costs..........   12,849        --        --     (2,347)(3)     10,502

--------
Notes:

(1) Balances written off as uncollectible.

(2) Costs of unsuccessful projects written off.

(3) Environmental and legal costs incurred.

                       CATELLUS DEVELOPMENT CORPORATION

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1999
                            (Dollars in thousands)


                                                        Cost Capitalized
                                   Initial Cost to        Subsequent to      Gross Amount at Which Carried
                                      Catellus             Acquisition        at Close of Period(1)(2)(3)
                                --------------------- --------------------- --------------------------------
                                         Buildings &               Carrying          Buildings &             Accumulated
   Description     Encumbrances   Land   Improvements Improvements  Costs     Land   Improvements   Total    Depreciation
   -----------     ------------ -------- ------------ ------------ -------- -------- ------------ ---------- ------------
Rental
properties.......    $682,625   $148,980   $ 84,527    $  776,678  $ 86,750 $148,980  $  947,955  $1,096,935   $264,213
                     --------   --------   --------    ----------  -------- --------  ----------  ----------   --------
Developable
properties
 Mission Bay,
 San Francisco,
 CA..............         --      80,587      3,952        53,179    43,623   80,587     100,754     181,341      3,568
 Other properties
 less than 5% of
 total ..........     156,939    134,428     20,652       332,305    95,170  134,428     448,127     582,555     10,509
                     --------   --------   --------    ----------  -------- --------  ----------  ----------   --------
Total developable
properties.......     156,939    215,015     24,604       385,484   138,793  215,015     548,881     763,896     14,077
                     --------   --------   --------    ----------  -------- --------  ----------  ----------   --------
Other............         --       9,747      1,585           830       261    9,747       2,676      12,423      1,656
                     --------   --------   --------    ----------  -------- --------  ----------  ----------   --------
Total............    $839,564   $373,742   $110,716    $1,162,992  $225,804 $373,742  $1,499,512  $1,873,254   $279,946
                     ========   ========   ========    ==========  ======== ========  ==========  ==========   ========
                                            Life on
                                             Which
                                          Depreciation
                                           in Latest
                      Date of                Income
                   Completion of   Date   Statement is
   Description     Construction  Acquired   Computed
   -----------     ------------- -------- ------------
Rental
properties.......       N/A      various      (4)
Developable
properties
 Mission Bay,
 San Francisco,
 CA..............       N/A      various      (4)
 Other properties
 less than 5% of
 total ..........       N/A      various      (4)
Total developable
properties.......
Other............       N/A      various      (4)
Total............

-----
(1) The aggregate cost for Federal income tax purpose is approximately $1,464,254,000.

(2) See Attachment A to Schedule III for reconciliation of beginning of period total to total at close of period.

(3) Excludes investments in joint ventures and furniture and equipment.

(4) Reference is made to Note 2 to the Consolidated Financial Statements for information related to depreciation.

                        CATELLUS DEVELOPMENT CORPORATION

                          ATTACHMENT A TO SCHEDULE III
          RECONCILIATION OF COST OF REAL ESTATE AT BEGINNING OF PERIOD
                          WITH TOTAL AT END OF PERIOD
                                 (In thousands)

                                                   Year ended December 31,
                                               --------------------------------
                                                  1999       1998       1997
                                               ---------- ---------- ----------
Balance at January 1.......................... $1,630,797 $1,364,324 $1,258,121
                                               ---------- ---------- ----------
  Additions during period:
    Acquisitions..............................    103,113    126,634     30,105
    Improvements..............................    389,356    322,319    201,774
    Reclassification from other accounts......        505      7,855        965
                                               ---------- ---------- ----------
        Total additions.......................    492,974    456,808    232,844
                                               ---------- ---------- ----------
  Deductions during period:
    Cost of real estate sold..................    248,578    190,067    122,270
    Other
      Reclassification to personal property
       and other accounts.....................      1,939        268      3,096
      Increase reserve for abandoned
       projects...............................        --         --       1,275
                                               ---------- ---------- ----------
        Total deductions......................    250,517    190,335    126,641
                                               ---------- ---------- ----------
Balance at December 31........................ $1,873,254 $1,630,797 $1,364,324
                                               ========== ========== ==========

             RECONCILIATION OF REAL ESTATE ACCUMULATED DEPRECIATION
               AT BEGINNING OF PERIOD WITH TOTAL AT END OF PERIOD
                                 (In thousands)

                                                       Year ended December 31,
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
Balance at January 1................................. $252,332 $225,087 $202,352
                                                      -------- -------- --------
  Additions during period:
    Charged to expense...............................   32,890   28,029   26,349
                                                      -------- -------- --------
  Deductions during period:
    Cost of real estate sold.........................    4,773      734    3,488
    Other............................................      503       50      126
                                                      -------- -------- --------
      Total deductions...............................    5,276      784    3,614
                                                      -------- -------- --------
Balance at December 31............................... $279,946 $252,332 $225,087
                                                      ======== ======== ========

                                 EXHIBIT INDEX

 Exhibit
 Number                                Description
 -------                               -----------
   3.1A  Restated Certificate of Incorporation of the Registrant effective
          December 4, 1990, is incorporated by reference to the exhibits to the
          Registration Statement on Form 10 (Commission File No. 0-18694)
          as filed with the Commission on July 18, 1990.
   3.1B  Amendment to Restated Certificate of Incorporation of the Registrant
          effective July 13, 1993, is attached.
   3.2   Amended and Restated Bylaws of the Registrant is attached.
   4.1   Form of Certificate of Designations of Series A Junior Participating
          Preferred Stock is incorporated by reference to the exhibits to the
          Form 8-K as filed with the Commission on December 28, 1999.
   4.2   Amended and Restated Line of Credit Loan Agreement among Catellus
          Development Corporation, Bank of America National Trust and Savings
          Association as Arranger and Administrative Agent, The First National
          Bank of Chicago as Documentation Agent, and The Other Financial
          Institutions Party Hereto, dated as of October 28, 1998, is incorporated by reference to the exhibits to the exhibits to the Form
          10-K for the year ended December 31, 1998.
   4.3   Loan Agreement by and between Catellus Finance 1, L.L.C. and
          Prudential Mortgage Capital Company, Inc. dated as of October 28,
          1998, is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 1998.
  10.1   Restated Tax Allocation and Indemnity Agreement dated December 29,
          1989, among the Registrant and certain of its subsidiaries and Santa
          Fe Pacific Corporation is incorporated by reference to the exhibits to the Registration Statement on Form 10 (Commission File No. 0-
          18694) as filed with the Commission on July 18, 1990.
  10.2   State Tax Allocation and Indemnity Agreement dated December 29, 1989, among the Registrant and certain of its subsidiaries and Santa Fe
          Pacific Corporation is incorporated by reference to the exhibits to the Registration Statement on Form 10 (Commission File No. 0-18694)
          as filed with the Commission on July 18, 1990.
  10.3A  Registration Rights Agreement dated as of December 29, 1989, among the
          Registrant, BAREIA, O&Y and Itel is incorporated by reference to the exhibits to the Registration Statement on Form 10 (Commission File
          No. 0-18694) as filed with the Commission on July 18, 1990.
  10.3B  First Amendment to Registration Rights Agreement among the Registrant,
          BAREIA, O&Y and Itel is incorporated by reference to the exhibits to
          Amendment No. 2 to Form S-3 as filed with the Commission on February
          4, 1993.
  10.3C  Letter Agreement dated November 14, 1995, between the Registrant and
          California Public Employees' Retirement System is incorporated by reference to the exhibits to the Form 10-K for the year ended
          December 31, 1995.
  10.4   Registrant's Amended and Restated Executive Stock Option Plan is
          incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 1997.
  10.5   Registrant's Amended and Restated 1996 Performance Award Plan is
          incorporated by reference to the exhibits to the Form 10-Q for the quarter ended March 31, 1999.
  10.6   Registrant's Deferred Compensation Plan is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31,
          1997.
  10.7   Second Amended and Restated Employment Agreement dated as of October
          1, 1999, between the Registrant and Nelson C. Rising is attached.
  10.8A  Employment Agreement dated July 24, 1995, between the Registrant and
          Stephen P. Wallace is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 1995.

 Exhibit
 Number                                Description
 -------                               -----------
  10.8B  Letter Agreement dated November 16, 1996, between the Registrant and
          Steve Wallace is incorporated by reference to the exhibits to the
          Form 10-K for the year ended December 31, 1996.
  10.9   Amended and Restated Employment Agreement dated September 16, 1997, between the Registrant and Kathleen Smalley is incorporated by reference to the exhibits to the Form 10-K for the year ended
          December 31, 1997.
  10.10  Rights Agreement dated as of December 16, 1999, between the Registrant and American Stock Transfer and Trust Company is incorporated by reference to the exhibits to the Form 8-K as filed with the
          Commission on December 28, 1999.
  21     Schedule of Subsidiaries and Joint Ventures of the Registrant is
          attached.
  23     Consent of Independent Accountants is attached.
  24     Power of Attorney to sign this Form 10-K executed by Joseph F.
          Alibrandi and a schedule of substantially identical powers of attorney executed by other non-employee members of Board of Directors is attached.
  27     Financial Data Schedule is attached.

  The Registrant has omitted instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10 percent of the assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of such instrument to the Commission upon request.