Form 10-Q
period 2000-03-31
CATELLUS DEVELOPMENT CORP
filed 2000-05-15
CIK 865937

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 _____________

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



     For the fiscal quarter ended                  Commission file number
             March 31, 2000                               0-18694


                             CATELLUS DEVELOPMENT
                                  CORPORATION
            (Exact name of Registrant as specified in its charter)



                Delaware                                    94-2953477
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

     As of May 9, 2000, there were 106,858,536 issued and outstanding shares of the Registrant's Common Stock.

================================================================================

                       CATELLUS DEVELOPMENT CORPORATION

                                     INDEX

                                                                                               Page No.
PART I.  FINANCIAL INFORMATION
          Item 1.   Financial Statements (Unaudited)
                    Consolidated Balance Sheet as of March 31, 2000, and December 31, 1999....       2
                    Consolidated Statement of Operations for the three months ended
                       March 31, 2000 and 1999................................................       3
                    Consolidated Statement of Cash Flows for the three months ended
                       March 31, 2000 and 1999................................................       4
                    Notes to Consolidated Financial Statements................................       5

          Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations....................................      12

PART II.  OTHER INFORMATION...................................................................      26

SIGNATURES....................................................................................      27

EXHIBIT INDEX.................................................................................      28

                                    PART I

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)


                       CATELLUS DEVELOPMENT CORPORATION

                          CONSOLIDATED BALANCE SHEET
                                (In thousands)

                                                                          March 31,     December 31,
                                                                            2000            1999
                                                                         ----------     ------------
                                                                                (Unaudited)
Assets

Properties..........................................................     $1,995,482       $1,944,017
Less accumulated depreciation.......................................       (304,329)        (294,846)
                                                                         ----------       ----------
                                                                          1,691,153        1,649,171
Other assets and deferred charges, net..............................         97,151           93,021
Notes receivable, less allowance....................................         16,680           32,890
Accounts receivable, less allowance.................................         24,271           24,820
Restricted cash and investments.....................................         66,934           19,565
Cash and cash equivalents...........................................         18,003           35,410
                                                                         ----------       ----------
        Total.......................................................     $1,914,192       $1,854,877
                                                                         ==========       ==========

Liabilities and stockholders' equity

Mortgage and other debt.............................................     $  887,188       $  875,564
Accounts payable and accrued expenses...............................         99,475           92,791
Deferred credits and other liabilities..............................         53,932           58,751
Deferred income taxes...............................................        201,516          185,592
                                                                         ----------       ----------
     Total liabilities..............................................      1,242,111        1,212,698
                                                                         ----------       ----------

Commitments and contingencies (Note 8)

Minority interests..................................................         50,338           51,207
                                                                         ----------       ----------
Stockholders' equity
  Common stock, 107,549 and 107,185 shares issued at March 31, 2000,
   and December 31, 1999, respectively..............................          1,076            1,072

  Paid-in capital...................................................        487,108          483,503
  Treasury stock, at cost (615 shares at March 31, 2000)............         (7,576)              --
  Accumulated earnings..............................................        141,135          106,397
                                                                         ----------       ----------
     Total stockholders' equity.....................................        621,743          590,972
                                                                         ----------       ----------
        Total.......................................................     $1,914,192       $1,854,877
                                                                         ==========       ==========

                See notes to consolidated financial statements.

                       CATELLUS DEVELOPMENT CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)

                                                                          Three Months Ended
                                                                                March 31,
                                                                         2000              1999
                                                                       --------          --------
                                                                               (Unaudited)
Rental properties
  Rental revenue....................................................   $ 49,918          $ 41,479
  Property operating costs..........................................    (12,658)          (11,508)
  Equity in earnings of operating joint ventures, net...............      3,638             3,436
                                                                       --------          --------
                                                                         40,898            33,407
                                                                       --------          --------
Property sales and fee services
  Sales revenue.....................................................     76,021            73,639
  Cost of sales.....................................................    (56,138)          (55,722)
                                                                       --------          --------
     Gain on property sales.........................................     19,883            17,917
  Management and development fees...................................      3,269             2,836
  Equity in earnings of development joint ventures, net.............      1,131               132
  Selling, general and administrative expenses......................     (9,923)           (5,560)
  Other, net........................................................      1,403                98
                                                                       --------          --------
                                                                         15,763            15,423
                                                                       --------          --------
Interest expense....................................................     (9,819)           (9,406)
Depreciation and amortization.......................................    (10,870)           (9,162)
Corporate administrative costs......................................     (4,260)           (3,844)
Gain on non-strategic asset sales...................................     27,667               986
Other, net..........................................................        136                34
                                                                       --------          --------
  Income before minority interests and income taxes.................     59,515            27,438
Minority interests..................................................     (1,603)                9
                                                                       --------          --------
  Income before income taxes........................................     57,912            27,447
                                                                       --------          --------
Income tax expense
  Current...........................................................     (6,524)           (4,897)
  Deferred..........................................................    (16,650)           (6,170)
                                                                       --------          --------
                                                                        (23,174)          (11,067)
                                                                       --------          --------
  Net income........................................................   $ 34,738          $ 16,380
                                                                       ========          ========

  Net income per share
     Basic..........................................................   $   0.32          $   0.15
                                                                       ========          ========
     Assuming dilution..............................................   $   0.32          $   0.15
                                                                       ========          ========
  Average number of common shares outstanding--basic................    107,292           106,832
                                                                       ========          ========
  Average number of common shares outstanding--diluted..............    108,900           109,238
                                                                       ========          ========

                See notes to consolidated financial statements.

                       CATELLUS DEVELOPMENT CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)

                                                                     Three Months Ended
                                                                          March 31,
                                                                      2000        1999
                                                                    --------    --------
                                                                        (Unaudited)
Cash flows from operating activities:
 Net income.....................................................    $ 34,738    $ 16,380
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization................................      10,870       9,162
   Deferred income taxes........................................      16,650       6,170
   Amortization of deferred loan fees and other costs...........       1,351       1,027
   Equity in earnings of joint ventures.........................      (4,769)     (3,568)
   Operating distributions from joint ventures..................       2,139      20,961
   Gain on sale of investment property..........................          --     (10,270)
   Cost of properties and non-strategic assets sold.............      51,704      26,023
   Expenditures for development properties......................     (43,922)    (51,596)
   Other, net...................................................         509       1,498
  Change in operating assets and liabilities....................       3,959      (5,010)
                                                                    --------    --------
Net cash provided by operating activities.......................      73,229      10,777
                                                                    --------    --------
Cash flows from investing activities:
  Proceeds from sale of investment property.....................          --      13,926
  Property acquisitions.........................................          --     (16,623)
  Capital expenditures for investment properties................     (41,631)    (43,547)
  Tenant improvements...........................................      (1,835)       (538)
  Contributions to joint ventures...............................      (4,260)     (7,854)
  Restricted cash...............................................     (47,369)    (11,336)
                                                                    --------    --------
Net cash used in investing activities...........................     (95,095)    (65,972)
                                                                    --------    --------
Cash flows from financing activities:
  Borrowings....................................................      41,289      71,711
  Repayment of borrowings.......................................     (29,665)    (42,765)
  Distributions to minority partners............................      (2,472)       (100)
  Repurchase of common stock....................................      (7,576)         --
  Proceeds from issuance of common stock........................       2,883         324
                                                                    --------    --------
Net cash provided by financing activities.......................       4,459      29,170
                                                                    --------    --------
Net decrease in cash and cash equivalents.......................     (17,407)    (26,025)
Cash and cash equivalents at beginning of period................      35,410      52,975
                                                                    --------    --------
Cash and cash equivalents at end of period......................    $ 18,003    $ 26,950
                                                                    ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest (net of amount capitalized).........................    $  8,576    $  8,307
   Income taxes.................................................    $  2,634    $     63

                 See notes to consolidated financial statements

                       CATELLUS DEVELOPMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000
                                  (Unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS

     Catellus Development Corporation, together with its consolidated subsidiaries (the "Company") is a diversified real estate operating company with a large portfolio of rental properties and developable land that manages and develops real estate for its own account and that of others. Interests of third parties are separately reflected as minority interests in the accompanying balance sheet. The Company's development portfolio of industrial, residential, retail, office, and other projects (owned directly or through joint ventures) is located mainly in major markets in California, Illinois, Texas, Colorado, and Oregon. Additional projects are located in Arizona and Oklahoma. The Company's rental properties consist primarily of industrial facilities, along with a number of office and retail buildings, located primarily in the same states plus Ohio and Kentucky. The Company has additional land holdings primarily in these same states.

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

NOTE 2.  INTERIM FINANCIAL DATA

     The accompanying consolidated financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. Certain prior period financial data have been reclassified to conform with the current period presentation.

     In October, 1999, the Company's Board of Directors authorized a share repurchase program for up to $50 million of the outstanding common stock. The timing of purchases under the program will be at the discretion of the Company. Share purchases under the program may be made on the open market or in privately negotiated transactions. The program has been authorized for a period of one year. As of March 31, 2000, the Company repurchased 614,700 shares at a cost $7.6 million. The Company's repurchases are reflected as treasury stock utilizing the cost method of accounting and are presented as a reduction to consolidated stockholders' equity.

NOTE 3.  RESTRICTED CASH AND INVESTMENTS

     Of the total restricted cash and investments of $66.9 million at March 31, 2000, $59.8 million represents proceeds from property sales being held in separate cash accounts at trust companies in order to preserve the Company's options of reinvesting the proceeds on a tax-deferred basis. In addition, restricted investments of $7.1 million at March 31, 2000, represent certificates of deposits used to guarantee lease performance for certain properties that secure debt.

NOTE 4.  INCOME PER SHARE

     Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock and equivalents outstanding during the period (see table below for effect of dilutive securities).

                                                                              Three Months Ended March 31,
                                                       --------------------------------------------------------------------------
                                                                       2000                                   1999
                                                       --------------------------------------    --------------------------------
                                                                                  Per Share                             Per Share
                                                            Income     Shares      Amount        Income      Shares      Amount
                                                       ------------  ---------   ------------    --------  ----------  ----------
                                                                           (In thousands, except per share data)
Net income...........................................     $34,738    107,292         $0.32       $16,380     106,832      $0.15
                                                                                     =====                                =====
Net effect of dilutive securities: stock options.....          --      1,608                          --       2,406
                                                          -------    -------                     -------     -------
Net income assuming dilution.........................     $34,738    108,900         $0.32       $16,380     109,238      $0.15
                                                          =======    =======         =====       =======     =======      =====

NOTE 5.  MORTGAGE AND OTHER DEBT

     Mortgage and other debt at March 31, 2000, and December 31, 1999, are summarized as follows:

                                                                                March 31,        December 31,
                                                                                  2000               1999
                                                                            --------------      -------------
                                                                                     (In thousands)
First mortgage loans....................................................          $596,539           $589,056
Secured revolving credit line...........................................            38,135             48,135
Acquisition secured promissory notes....................................            43,531             44,022
Unsecured revolving credit lines........................................            36,000             36,000
Construction and acquisition loans-secured..............................            84,248             83,266
Assessment district bonds...............................................            24,616             24,845
Term loan-secured.......................................................            12,568             12,612
Secured promissory notes................................................            21,360             21,360
Industrial capital lease................................................            20,868              6,852
Other loans.............................................................             9,323              9,416
                                                                                  --------           --------
 Total mortgage and other debt..........................................          $887,188           $875,564
                                                                                  ========           ========
Due within one year.....................................................          $ 84,986           $132,317
                                                                                  ========           ========

     In January 2000, the Company closed a $9.6 million first mortgage loan bearing interest at 7.29% (7.37% effective rate when considering financing costs), maturing in January 2008. The entire amount was outstanding at March 31, 2000.

     In February 2000, the Company's residential subsidiary increased the capacity of its unsecured credit line from $80 million to $100 million and extended the maturity date to October 1, 2001. Based on the residential subsidiary's collateral base available at March 31, 2000, the Company can borrow $42.3 million of which $36.0 million is outstanding as of March 31, 2000.

     In March 2000, the Company closed a variable rate (LIBOR plus 2.00%) secured construction loan with a total capacity of $9.0 million. This loan had an outstanding balance of $5.7 million at March 31, 2000, and matures in April 2002.

     Interest costs relating to mortgage and other debt for the three-month periods ended March 31, 2000 and 1999, are summarized as follows:


                                                  Three Months Ended
                                                      March 31,
                                          ----------------------------
                                              2000            1999
                                          ------------     -----------
                                                  (In thousands)

Total interest incurred..................   $15,807            $15,300
Interest capitalized.....................    (5,988)            (5,894)
                                            -------            -------
  Interest expensed......................   $ 9,819            $ 9,406
                                            =======            =======




NOTE 6.  PROPERTIES

     Book value by property type at March 31, 2000, and December 31, 1999, consisted of the following:


                                                                                    March 31,     December 31,
                                                                                      2000           1999
                                                                                   ----------     ------------
                                                                                         (In thousands)
  Rental properties:
     Industrial buildings....................................................     $  764,944      $  739,158
     Office buildings........................................................        202,587         200,760
     Retail buildings........................................................         93,200          92,946
     Land and land leases/(1)/...............................................         61,885          64,071
     Investment in operating joint ventures..................................           (190)         (2,916)
                                                                                  ----------      ----------
                                                                                   1,122,426       1,094,019
                                                                                  ----------      ----------
  Developable properties:
     Industrial..............................................................        196,666         193,520
     Residential.............................................................         95,198         116,118
     Urban development.......................................................        328,021         323,859
     Investment in development joint ventures................................         59,826          47,925
                                                                                  ----------      ----------
                                                                                     679,711         681,422
                                                                                  ----------      ----------
  Work-in-process:
     Industrial..............................................................         36,190          52,207
     Industrial--capital lease...............................................         38,192          13,038
     Residential.............................................................         79,841          65,154
                                                                                  ----------      ----------
                                                                                     154,223         130,399
                                                                                  ----------      ----------
  Resources..................................................................          3,979           4,952
  Properties held for sale...................................................          7,382           7,471
  Other......................................................................         27,761          25,754
                                                                                  ----------      ----------
  Gross book value...........................................................      1,995,482       1,944,017
  Accumulated depreciation...................................................       (304,329)       (294,846)
                                                                                  ----------      ----------
  Net book value.............................................................     $1,691,153      $1,649,171
                                                                                  ==========      ==========


________________

/(1)/ This category includes $27.9 million of land which the Company intends to sell.

NOTE 7.  SEGMENT REPORTING

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting which disaggregates its business by type. The Company has four reportable segments: Commercial, Residential, Urban Development, and Corporate. The Commercial segment leases and manages the Company-owned commercial buildings and land leases, develops real estate for the Company's own account or for third parties, and acquires and sells developable land and commercial buildings. The Residential segment is involved in home-building, community development and project management activities (see additional discussion regarding the potential sale of the Merchant Housing business at Page 15). The Urban Development segment entitles and develops major mixed-use development sites, which include development for residential, office, retail, and entertainment purposes. The Corporate segment consists of administrative and other services.

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

     EBDDT is calculated by making various adjustments to net income. Depreciation, amortization, and deferred income taxes are added back to net income as they represent non-cash charges. Since depreciation expense is added back to net income in arriving at EBDDT, the portion of gain on property sales attributable to depreciation recapture is excluded from EBDDT. In addition, gains on the sale of non-strategic assets and extraordinary items, including their current tax effect, represent unusual and/or non-recurring items and are excluded from the EBDDT calculation. A reconciliation from EBDDT to net income is also provided.

  Financial data by reportable segment is as follows:

                                                                                      Urban
                                                         Commercial   Residential  Development  Corporate     Total
                                                         -----------  -----------  -----------  ---------  ---------

                                                                                (In thousands)
Three Months Ended March 31, 2000
Rental properties:
Rental revenue.......................................    $ 45,883     $    245   $ 3,790      $    --     $ 49,918
Property operating costs.............................     (11,007)          --    (1,651)          --      (12,658)
Equity in earnings of operating joint ventures,
 net.................................................       3,638           --        --           --        3,638
                                                         --------     --------   -------     --------     --------
                                                           38,514          245     2,139           --       40,898
                                                         --------     --------   -------     --------     --------
Property sales and fee services:
Sales revenue........................................      31,211       44,810        --           --       76,021
Cost of sales........................................     (19,552)     (36,586)       --           --      (56,138)
                                                         --------     --------   -------     --------     --------
  Gain on property sales.............................      11,659        8,224        --           --       19,883
Management and development fees......................       2,736          240       293           --        3,269
Equity in earnings of development joint
 ventures, net.......................................          19        1,112        --           --        1,131
Selling, general and administrative expenses.........      (3,905)      (5,530)     (488)          --       (9,923)
Other................................................         947          500       (44)          --        1,403
                                                         --------     --------   -------     --------     --------
                                                           11,456        4,546      (239)          --       15,763
                                                         --------     --------   -------     --------     --------
Interest expense.....................................     (10,577)         (16)     (256)       1,030       (9,819)
Corporate administrative costs.......................          --           --        --       (4,260)      (4,260)
Minority interests...................................      (1,554)         (49)       --           --       (1,603)
Other................................................          --           --        --          136          136
Depreciation recapture...............................        (192)          --        --           --         (192)
                                                         --------     --------   -------     --------     --------
  Pre-tax EBDDT......................................    $ 37,647     $  4,726   $ 1,644      $(3,094)      40,923
                                                         ========     ========   =======     ========
Current taxes........................................                                                       (6,524)
                                                                                                          --------
EBDDT................................................                                                       34,399
Depreciation and amortization........................                                                      (10,870)
Deferred taxes.......................................                                                      (16,650)
Non-strategic asset sales............................                                                       27,667
Depreciation recapture...............................                                                          192
                                                                                                          --------
  Net Income.........................................                                                     $ 34,738
                                                                                                          ========

                                                                                   Urban
                                                       Commercial  Residential  Development  Corporate    Total
                                                       ----------  -----------  -----------  ---------  ---------
                                                                               (In thousands)
Three Months Ended March 31, 1999
Rental properties:
Rental revenue.......................................  $   38,422  $        81  $     2,976  $      --  $  41,479
Property operating costs.............................      (9,843)          --       (1,665)        --    (11,508)
Equity in earnings of operating joint ventures,
 net.................................................       3,436           --           --         --      3,436
                                                       ----------  -----------  -----------  ---------  ---------
                                                           32,015           81        1,311         --     33,407
                                                       ----------  -----------  -----------  ---------  ---------
Property sales and fee services:
Sales revenue........................................      58,173       15,466           --         --     73,639
Cost of sales........................................     (45,228)     (10,494)          --         --    (55,722)
                                                       ----------  -----------  -----------  ---------  ---------
  Gain on property sales.............................      12,945        4,972           --         --     17,917
Management and development fees......................       2,662          126           48         --      2,836
Equity in earnings of development joint
 ventures, net.......................................         (23)         155           --         --        132
Selling, general and administrative expenses.........      (2,266)      (3,149)        (145)        --     (5,560)
Other................................................         (47)         188          (43)        --         98
                                                       ----------  -----------  -----------  ---------  ---------
                                                           13,271        2,292         (140)        --     15,423
                                                       ----------  -----------  -----------  ---------  ---------
Interest expense.....................................     (10,864)          (1)        (177)     1,636     (9,406)
Corporate administrative costs.......................          --           --           --     (3,844)    (3,844)
Minority interests...................................          --            9           --         --          9
Other................................................          --           --           --         34         34
                                                       ----------  -----------  -----------  ---------  ---------
  Pre-tax EBDDT......................................  $   34,422  $     2,381  $       994  $  (2,174)    35,623
                                                       ==========  ===========  ===========  =========
Current taxes........................................                                                      (4,897)
                                                                                                        ---------
EBDDT................................................                                                      30,726
Depreciation and amortization........................                                                      (9,162)
Deferred taxes.......................................                                                      (6,170)
Non-strategic asset sales............................                                                         986
                                                                                                        ---------
  Net Income.........................................                                                   $  16,380
                                                                                                        =========

NOTE 8.  COMMITMENTS AND CONTINGENCIES

     The Company is a party to a number of legal actions arising in the ordinary course of business. The Company cannot predict with certainty the final outcome of these proceedings. Considering current insurance coverages and the substantial legal defenses available, however, management believes that none of these actions, when finally resolved, will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. Some of the legal actions to which we are a party seek to restrain actions related to the development process. Typically, such actions, if successful, would not result in significant financial liability for us but might instead prevent the completion of the development process or the completion of the development process as originally planned.

     Inherent in the operations of the real estate business is the possibility that environmental liability may arise from the current or past ownership, or current or past operation, of real properties. The Company may be required in the future to take action to correct or reduce the environmental effects of prior disposal or release of hazardous substances by third parties, the Company, or its corporate predecessors. Future environmental costs are difficult to estimate because of such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's liability in proportion to that of other potentially responsible parties, and the extent to which such costs are recoverable from insurance. Also, the Company does not generally have access to properties sold in the past that could create environmental liabilities.

     At March 31, 2000, management estimates that future costs for remediation of identified or suspected environmental contamination on operating properties and properties previously sold approximate $7.7 million and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next ten years with a substantial portion incurred over the next five years. Management also estimates that similar costs relating to the Company's properties to be developed or sold may range from $10.6 million to $24.7 million. These amounts will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years, or will be deferred and charged to cost of sales when the properties are sold. The Company's estimates were developed based on reviews which took place over several years based upon then-prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs.

     As of March 31, 2000, the Company has outstanding standby letters of credit and surety bonds in the amount of $130.8 million in favor of local municipalities or financial institutions to guarantee performance on construction of real property improvements or financial obligations. Additionally, the Company guarantees 50% of a secured loan associated with a joint venture investment; the outstanding balance of the loan was $38.4 million as of March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and EBDDT, as defined, should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 1999 Form 10-K.

Summary EBDDT for the three months ended March 31, 2000 and 1999


Three Months Ended                                       Urban                    Total Pre-Tax   Current
March 31,                    Commercial  Residential  Development     Corporate       EBDDT         Tax            EBDDT
-------------------------    ----------  -----------  ------------  ------------  -------------  ------------   -----------
                                                                    (In thousands)
2000.....................       $37,647       $4,726        $1,644       $(3,094)       $40,923       $(6,524)      $34,399
1999.....................       $34,422       $2,381        $  994       $(2,174)       $35,623       $(4,897)      $30,726

Commercial:

     The Commercial segment acquires and develops suburban commercial business parks for our own account and the account of others. EBDDT primarily consists of rental income for buildings owned and sales gains from properties sold.

                                                            Three Months Ended
                                                                March 31,             Difference
                                                           2000           1999         2000/1999
                                                         --------       --------      ----------
                                                                     (In thousands)
Rental properties:
Rental revenue....................................       $ 45,883       $ 38,422      $   7,461
Property operating costs..........................        (11,007)        (9,843)        (1,164)
Equity in earnings of operating joint ventures,
 net..............................................          3,638          3,436            202
                                                         --------       --------      ---------
                                                           38,514         32,015          6,499
                                                         --------       --------      ---------
Property sales and fee services:
Sales revenue.....................................         31,211         58,173        (26,962)
Cost of property sold/(1)/........................        (19,744)       (45,228)        25,484
                                                         --------       --------      ---------
  Gain on property sales..........................         11,467         12,945         (1,478)
Management and development fees...................          2,736          2,662             74
Equity in earnings of development joint ventures,
 net..............................................             19            (23)            42
Selling, general and administrative expenses......         (3,905)        (2,266)        (1,639)
Other.............................................            947            (47)           994
                                                         --------       --------      ---------
                                                           11,264         13,271         (2,007)
                                                         --------       --------      ---------
Interest expense..................................        (10,577)       (10,864)           287
Minority interests................................         (1,554)            --         (1,554)
                                                         --------       --------      ---------
     Pre-tax EBDDT................................       $ 37,647       $ 34,422      $   3,225
                                                         ========       ========      =========

Rental Building Occupancy:
(In thousands and square feet, except percentages)
Owned.............................................         25,535         20,206
Occupied..........................................         24,116         18,850
Occupancy percentage..............................           94.4%          93.3%

------------------
/(1)/ Included in 2000 cost of property sold is $0.2 million of depreciation recapture, which is included in net income, but not EBDDT.

  Rental Revenue Less Property Operating Costs

     Rental revenue less operating costs has increased $6.3 million for the three months ended March 31, 2000, over the same period in 1999 mainly because of additions of buildings, land and land leases, and rental increases on Same Space partially offset by properties sold. We added a net 0.8 million square feet in the current quarter and 5.1 million square feet in 1999 to our rental portfolio. Properties that were owned and operated for the entire current period and the immediate preceding year are referred to as "Same Space." The rental revenue less operating costs for the three months ended March 31, 2000 and 1999, is summarized as follows:

                                               Three Months Ended
                                                    March 31,       Difference
                                                2000         1999    2000/1999
                                              -------      -------  ----------
                                                       (In thousands)
  Rental revenue less
    operating costs:
  Same Space.............................     $25,942      $23,631  $    2,311
  Properties added to portfolio..........       5,297          827       4,470
  Properties sold from portfolio.........         134          501        (367)
  Land and land leases...................       3,503        3,620        (117)
                                              -------      -------  ----------
                                              $34,876      $28,579  $    6,297
                                              =======      =======  ==========


     Generally, because of the long-term nature of our leases and the historically low growth in rental rates for our product, we do not expect substantial increases in rental income from our existing rental portfolio. Rather, we expect growth in overall portfolio rental income as new properties are added to our rental portfolio over time.

  Sales Revenue

     Our commercial development business has decreased gain from property sales for the three months ended March 31, 2000, over the same period in 1999 (see construction activity chart for 2000 and 1999 at page 22). Gain on property sales was $11.5 million in 2000 and $12.9 million in 1999 summarized as follows:

                                                      Three Months Ended
                                                            March 31,        Difference
                                                      2000         1999      2000/1999
                                                    --------     --------    ----------
                                                               (In thousands)
  Commercial sales:
  Building sales:
    Sales proceeds..............................    $  9,977     $ 11,703    $   (1,726)
    Cost of sales...............................      (8,031)     (10,585)        2,554
                                                    --------     --------    ----------
     Gain.......................................       1,946        1,118           828
                                                    --------     --------    ----------
  Land sales:
    Sales proceeds..............................      20,012        4,397        15,615
    Cost of sales...............................     (10,840)      (2,295)       (8,545)
                                                    --------     --------    ----------
     Gain.......................................       9,172        2,102         7,070
                                                    --------     --------    ----------
  Other sales:
    Sales proceeds..............................       1,222       42,073       (40,851)
    Cost of sales...............................        (873)     (32,348)       31,475
                                                    --------     --------    ----------
     Gain.......................................         349        9,725        (9,376)
                                                    --------     --------    ----------
       Total gain on property sales.............    $ 11,467     $ 12,945    $   (1,478)
                                                    ========     ========    ==========

     The commercial property sales for the three months ended March 31, 2000, include the closings of the sale of 267,000 square feet of new industrial building space and 41.9 acres of improved land capable of supporting 0.8 million square feet of commercial development. The commercial sales for the three months ended March 31, 1999, include the closing of 100,000 square feet of building space and 21.9 acres of land capable of supporting 0.5 million square feet of commercial development.

  "Other sales" in the table above includes a sale by one of our joint ventures of an apartment project in San Diego, California, in 1999; there were no property sales from our operating joint ventures in 2000. The 2000 "Other sales" includes the sale of 83 acres of leased land that we had acquired during 1998.

  Following is a summary of property sales under contract but not closed:

                                                                                 March 31,
                                                                             2000        1999
                                                                            -------    -------
                                                                               (In thousands)
  Sales under contract, but not closed.................................     $56,388     $81,376
                                                                            =======     =======

 Management and Development Fees

  In past years, a major source of fee income was a contract to manage and sell the non-railroad real estate assets of a major railroad company. As anticipated, most of the railroad's inventory of managed assets has been sold in accordance with the customer's goals and it is expected that future management fees will decrease.

 Selling, General and Administrative Expenses

  The increase in selling, general and administrative expenses of $1.6 million for the three months ended March 31, 2000, as compared to the same period in 1999, primarily from the additional staffing required to pursue new development activities, increased sales activity, and financing activities.

 Other

  Other increased by $1.0 million for the three months ended March 31, 2000, as compared to the same period in 1999, primarily because of interest income from restricted cash generated by tax-deferred exchanges.

 Interest

  Interest expense decreased $0.3 million for the three months ended March 31, 2000, as compared to the same period in 1999, primarily because of lower outstanding debt.

  Following is a summary of interest incurred:

                                                         Three Ended March 31,     Difference
                                                           2000         1999       2000/1999
                                                         -------       -------     ----------
                                                                  (In thousands)
  Total interest incurred..........................      $13,591       $14,297     $     (706)
  Interest capitalized.............................       (3,014)       (3,433)           419
                                                         -------       -------     ----------
  Interest expensed................................      $10,577       $10,864     $     (287)
                                                         =======       =======     ==========

  Previously capitalized interest included in cost
   of sales........................................      $   471       $   255     $      216
                                                         =======       =======     ==========

 Minority Interests

  In June 1999, we formed a consolidated venture and sold 10% of this consolidated venture's stock to a minority investor.

Residential:

  The Residential segment acquires and develops mainly single-family residential property. EBDDT primarily consists of gains from sales of lots and completed homes.

                                                         Three Months Ended
                                                            March 31,          Difference
                                                         2000         1999     2000/1999
                                                       --------     --------   ----------
                                                                 (In thousands)
  Rental properties income........................     $    245     $     81   $      164
                                                       --------     --------   ----------

  Property sales and fee services:
  Sales revenue...................................       44,810       15,466       29,344
  Cost of property sold...........................      (36,586)     (10,494)     (26,092)
                                                       --------     --------   ----------
     Gain on property sales.......................        8,224        4,972        3,252
  Management and development fees.................          240          126          114
  Equity in earnings of development joint
    ventures, net.................................        1,112          195          917
  Selling, general and administrative
    expenses......................................       (5,530)      (3,149)      (2,381)
  Other...........................................          500          148          352
                                                       --------     --------   ----------
                                                          4,546        2,292        2,254
                                                       --------     --------   ----------
  Interest expense................................          (16)          (1)         (15)
  Minority interests..............................          (49)           9          (58)
                                                       --------     --------   ----------
        Pre-tax EBDDT.............................     $  4,726     $  2,381   $    2,345
                                                       ========     ========   ==========

  Our Residential segment has increased gain from property sales for the three months ended March 31, 2000, as compared to the same period in 1999. Gain on residential property sales in 2000 resulted from the closings of 151 homes and 18 lots, compared to the closings of 42 homes in 1999. The increase in gain in 2000 was primarily attributable to the higher sales volume.

  During the first quarter, we announced that we intend to evaluate strategic alternatives for the Merchant Housing business. We are currently pursuing the sale of certain Merchant Housing assets with a book value of approximately $110 million and we expect to close on a transaction this year. The remaining Merchant Housing assets, with a book value of approximately $40 million, are expected to be developed or sold over time.

  Equity in earnings of development joint ventures, net, increased by $1.0 million for the three months ended March 31, 2000, as compared to the same period in 1999. The increase was primarily because of the increased sales volume at a residential joint venture project in San Clemente, California. The joint ventures closed 303 lots thus far in 2000, as compared to 167 lots and 6 homes in 1999.

                                                                March 31,           Difference
                                                           2000          1999       2000/1999
                                                         --------      --------     ----------
PROPERTY SALES:                                                      (In thousands)
Wholly Owned
Homes:
 Sales proceeds.......................................   $ 32,211      $ 15,253     $   16,958
 Cost of sales........................................    (29,988)      (10,494)       (19,494)
                                                         --------      --------     ----------
  Gain................................................   $  2,223         4,759         (2,536)
                                                         --------      --------     ----------
Lots:
 Sales proceeds.......................................      2,137           213          1,924
 Cost of sales........................................       (575)           --           (575)
                                                         --------      --------     ----------
  Gain................................................      1,562           213          1,349
                                                         --------      --------     ----------
Joint Ventures--Consolidated
Homes:
 Sales proceeds.......................................     10,462            --         10,462
 Cost of sales........................................     (6,023)           --         (6,023)
                                                         --------      --------     ----------
  Gain................................................      4,439            --          4,439
                                                         --------      --------     ----------
Total gain on property sales..........................   $  8,224      $  4,972     $    3,252
                                                         ========      ========     ==========

EQUITY IN EARNINGS OF DEVELOPMENT JOINT VENTURES:

Homes:
 Sales proceeds.......................................   $     --      $  3,328     $   (3,328)
 Cost of sales........................................         --        (2,588)         2,588
                                                         --------      --------     ----------
  Gain................................................         --           740           (740)
                                                         --------      --------     ----------
Lots:
 Sales proceeds.......................................     28,041        30,894         (2,853)
 Cost of sales........................................    (20,761)      (23,482)         2,721
                                                         --------      --------     ----------
  Gain................................................      7,280         7,412           (132)
                                                         --------      --------     ----------
Gain from development joint ventures..................      7,280         8,152           (872)
Less: ventures partners' interest.....................     (6,168)       (7,997)         1,829
                                                         --------      --------     ----------
Total equity in earnings of development joint
 ventures.............................................   $  1,112      $    155     $      957
                                                         ========      ========     ==========

  Following is a summary of property sales under contract but not closed:

                                                                March 31,
                                                         2000           1999
                                                        -------       -------
Owned projects and consolidated joint ventures:          (In thousands)
  Units..........................................       $90,653       $42,250
                                                        =======       =======
  Lots...........................................       $24,395       $ 8,348
                                                        =======       =======
Unconsolidated joint venture projects/(1)/.......
  Units..........................................       $    --       $12,064
                                                        =======       =======
  Lots...........................................       $ 8,082       $    --
                                                        =======       =======

------------------
/(1)/ The amounts shown are 100% of the gross sales price; we are entitled to receive 25%-67% of the net profits from these joint ventures.

 Selling, General and Administrative Expenses

  Selling, general and administrative expense increase of $2.4 million for the three months ended March 31, 2000, as compared to the same period in 1999, was primarily attributable to an increase in selling activity as noted above.

 Interest

  Following is a summary of interest incurred:

                                                            Three Months Ended
                                                                 March 31,          Difference
                                                           2000           1999      2000/1999
                                                         -------         ------     ----------
                                                                     (In thousands)
  Total interest incurred.........................       $ 2,875         $  744     $    2,131
  Interest capitalized............................        (2,859)          (743)        (2,116)
                                                         -------         ------     ----------
  Interest expensed...............................       $    16         $    1     $       15
                                                         =======         ======     ==========

  Previously capitalized interest included in cost
   of sales.......................................       $ 2,084         $1,141     $      943
                                                         =======         ======     ==========

  The increase in interest incurred was offset by an increase in capitalized interest related to higher development activity. For the three months ended March 31, 2000, the Residential segment started construction on 203 residential units, as compared to 79 units during the same period in 1999 from its owned and consolidated joint venture projects.

Urban Development:

  The Urban Development segment entitles and develops urban mixed-use sites in San Francisco, Los Angeles, and San Diego.

                                                         Three Months Ended
                                                              March 31,        Difference
                                                        2000           1999    2000/1999
                                                       -------       -------   ----------
                                                               (In thousands)
  Rental properties:
     Rental revenue.............................       $ 3,790       $ 2,976   $      814
     Property operating costs...................        (1,651)       (1,665)          14
                                                       -------       -------   ----------
                                                         2,139         1,311          828
                                                       -------       -------   ----------
  Property sales and fee services:
     Management and development fees............           293            48          245
     Selling, general and administrative
       expenses.................................          (488)         (145)        (343)
     Other......................................           (44)          (43)          (1)
                                                       -------       -------   ----------
                                                          (239)         (140)         (99)
                                                       -------       -------   ----------
  Interest expense..............................          (256)         (177)         (79)
                                                       -------       -------   ----------
     Pre-tax EBDDT..............................       $ 1,644       $   994   $      650
                                                       =======       =======   ==========

  Rental Building Occupancy:
  (In thousands and square feet, except
   percentages)
  Owned.........................................         1,156         1,205
  Occupied......................................         1,067         1,101
  Occupancy percentage..........................          92.3%         91.4%

 Rental Revenue less Property Operating Costs

  Rental revenue less property operating costs from this segment is primarily generated from interim income-producing uses of properties intended for mixed-use development. Income provided from this pool of interim rental uses will decrease as development occurs on these sites. Future income from the Urban Development segment will be generated from development activities and will include rental income and sales gains. Such income will commence in late 2000 or early 2001.

 Management and Development Fees

  Management and development fees increased $0.2 million for the three months ended March 31, 2000, as compared to the same period in 1999. The increase is primarily attributable to a higher level of development management activities.


 Selling, General and Administrative Expenses

  The increase of $0.3 million for the three months ended March 31, 2000, as compared to the same period in 1999. The increase is primarily attributable to changes in overall staffing.

Corporate:

  Corporate items consist of certain interest and administrative costs reduced by costs capitalized or allocated to other business segments.

 Interest

  Corporate interest consists primarily of contra-interest expense resulting from the fact that the Residential segment had qualifying assets which provided for the capitalization of more interest than directly incurred by that segment. This resulted in the capitalization of interest incurred by other segments.

                                                          Three Months Ended
                                                               March 31,        Difference
                                                         2000          1999     2000/1999
                                                       -------       -------    ----------
                                                               (In thousands)
  Interest expense..............................       $ 1,030       $ 1,636    $     (606)
  Corporate administrative costs................        (4,260)       (3,844)         (416)
  Other.........................................           136            34           102
                                                       -------       -------    ----------
     Pre-tax EBDDT..............................       $(3,094)      $(2,174)   $     (920)
                                                       =======       =======    ==========

 Corporate Administrative Costs

  Corporate administrative costs consist primarily of general and administrative expenses. General and administrative expenses for the three months ended March 31, 2000 increased by $0.4 million as compared to the same period in 1999 primarily because of the increase in our overall activities.

 Items Not Included in EBDDT by Segment

  Gain on Sales of Non-Strategic Assets

  Gain on sales of non-strategic assets was $27.7 million and $1.0 million for the three months ended March 31, 2000 and 1999, respectively. The increase is because of the closing of the first phase of the The Wildlands Conservancy ("TWC") transaction, as described in detail below.

  From 1995 through March 31, 2000, we sold $300 million of non-strategic assets as part of a program of selling non-strategic assets, with the proceeds used to pay down a portion of existing debt and fund new development. At quarter end, the most significant remaining non-strategic asset is our desert portfolio of approximately 543,000 acres.

  In early 1999, we signed an agreement with TWC, a non-profit conservation group, to convey 437,000 acres of desert land for a total cash consideration of $54.6 million to be paid by TWC and the federal government, subject to funding by the government and TWC. Since that time, the total purchase price for that land has been reduced to $48.6 million as a result of negotiations over the amount of Federal funding. We recently granted TWC an option to purchase an additional 42,900 acres of desert land for $4.8 million if the sale of 437,000 acres is closed by January 2001. Proceeds for the 479,900 acres would be $53.4 million.

  The first phase of the TWC transaction, approximately 225,000 acres, closed on January 18, 2000. Based on the appraised value of the property, we are entitled to a tax deduction for the discounted sales price of this land of $8.8 million.

  An additional $23.6 million is needed to close the remaining portion of the initial TWC transaction. TWC is exploring both federal and private funding to complete this transaction.

  We recently exchanged 12,000 acres of our desert land in the Black Mountain Wilderness near Barstow for 4,150 acres of desert land owned by the Bureau of Land Management ("BLM") of equal value, $3.7 million. We plan to exchange up to an additional 100,500 acres of our land (in at least two separate exchanges) for 17,385 acres of BLM land of equal value in order to consolidate our remaining desert land holdings.


  Variability in Results

  We expect the variability of our quarterly and annual EBDDT and net income to continue. The timing of development sales and sales of non-strategic assets have resulted in significant variability in our historic operating results, particularly on a quarterly basis. Many of the company's projects require a lengthy process to complete the development cycle before they are sold. Sales of real estate assets are generally subject to lengthy negotiations and contingencies that need to be resolved before closing. These factors tend to "bunch" income in particular periods rather than producing a more even pattern throughout a year. In addition, gross margins vary significantly as the mix of properties varies. The cost basis of the properties sold varies because a number of properties have been owned for many decades while some properties were acquired within the last ten to fifteen years; because properties are owned in various geographical locations; and because development projects have varying infrastructure and build-out periods.

Liquidity and Capital Resources

 Cash flows from operating activities

  Cash provided by operating activities reflected in the statement of cash flows for the three months ended March 31, 2000 and 1999, was $73.2 million and $10.8 million, respectively. The increase in 2000 consists primarily of an increase of $54.2 million in proceeds from sales of development and other properties, a $7.5 million increase is rental properties results, a $7.7 million decrease in expenditures for development properties, and $8.0 million change in operating assets and liabilities and other operating activities partially offset by $18.9 million lower operating distributions from joint ventures.


 Cash flows from investing activities

  Net cash used in investing activities reflected in the statement of cash flows for the three months ended March 31, 2000 and 1999, was $95.1 million and $66.0 million, respectively. The increase in 2000 consists primarily of an increase of $36.0 million in short-term investments and restricted cash, a $13.9 million decrease in net proceeds from sales of other assets offset by a decrease of $16.6 million in property acquisitions, and a $4.3 million decrease in other investing activities.

  Capital expenditures reflected in the statement of cash flows include the following:

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                  2000             1999
                                                                                 -------        --------
                                                                                      (In thousands)
  Capital Expenditures from Operating Activities/(1)/
  Construction of development properties................................         $31,017        $ 26,641
  Capitalized interest and property tax.................................           2,960           3,151
                                                                                 -------        --------
    Capital expenditures for development properties.......................        33,977          29,792
  Property acquisitions.................................................           9,945          21,804
                                                                                 -------        --------
    Capital expenditures in cash flows for operating activities.........          43,922          51,596
                                                                                 -------        --------

  Capital Expenditures from Investing Activities/(2)/
  Construction and building improvements................................           8,087          14,459
  Capital lease construction and building improvements..................          16,741           8,546
  Predevelopment........................................................           1,312           1,899
  Infrastructure and other..............................................          11,611          14,376
  Capitalized interest and property tax.................................           3,880           4,267
                                                                                 -------        --------
    Capital expenditures for investment properties......................          41,631          43,547
  Commercial property acquisitions......................................              --          16,623
  Tenant improvements...................................................           1,835             538
                                                                                 -------        --------
    Capital expenditures in investing activities........................          43,466          60,708
                                                                                 -------        --------
     Total capital expenditures.........................................         $87,388        $112,304
                                                                                 =======        ========

------------------
/(1)/ This category includes capital expenditures for properties we intend to build to sell.
/(2)/ This category includes capital expenditures for properties we intend to hold for our own account.

  Capital expenditures for development properties--This item relates to the development of residential and commercial for-sale development properties. The increase from 1999 to 2000 is primarily because of the increase in both residential and commercial for-sale development activity.

      For the three-month period ended March 31, 2000, we started construction on 203 residential units and completed 101 units compared to 79 starts and 50 completions during the same period in 1999.

      Construction and building improvements--This item relates primarily to development of new commercial properties held for lease and improvements to existing buildings. This development activity is summarized below:

                                                                                      Three Months Ended
                                                                                           March  31,
                                                                                    2000                 1999
                                                                                --------------         ---------
                                                                                        (In square feet)
      Under construction, beginning of period................................        4,641,000         5,037,000
      Construction starts....................................................          688,000           341,000
      Completed--retained in portfolio.......................................         (958,000)         (640,000)
      Completed--design/build or sold........................................               --          (353,000)
                                                                                --------------         ---------
      Under construction, end of period......................................        4,371,000/(1)/    4,385,000
                                                                                ==============         =========

------------------
/(1)/ This includes 872,000 square feet of development that we expect to sell upon completion and 3,499,000 square feet that we expect to add to our portfolio upon completion.

      Property Acquisitions--We invested approximately $9.9 million during the first three months in 2000 and $38.4 million during the same period in 1999 in the acquisition of new property, either directly or through joint ventures.

      . Residential Acquisitions--In 2000, we invested approximately $9.9 million in the acquisition of residential development property, in California, directly or through joint ventures. These acquisitions will support up to 311 homes.

      Infrastructure and other--These represent infrastructure costs that were incurred in connection with our urban development and commercial development projects. These costs primarily relate to projects at Woodridge, Illinois; Denver, Colorado; Portland, Oregon; Rancho Cucamonga, California; and Mission Bay, San Francisco, California.

      Capitalized interest and property taxes--This item represents interest and property taxes capitalized as part of our development projects.

 Cash flows from financing activities

      Net cash provided by financing activities reflected in the statement of cash flows for the three months ended March 31, 2000, as compared to the same period in 1999, decreased by $24.7 million. The decrease in 2000 is primarily attributable to a net borrowing of $11.6 million as compared to a net borrowing of $28.9 million in the same period in 1999; also contributing to the decrease is the $7.6 million for the purchase of 614,700 shares of Treasury stock thus far in 2000. In October 1999, the Board of Directors authorized a share repurchase program for up to $50 million of the outstanding common stock. The program has been authorized for a period of one year.

 Capital commitments

      As of March 31, 2000, we had outstanding standby letters of credit and surety bonds in the amount of $130.8 million in favor of local municipalities or financial institutions to guarantee performance on real property improvements or financial obligations.

      As of March 31, 2000, we had approximately $92.7 million in total commitments for capital expenditures. These commitments are primarily to fund the construction of industrial development projects, predevelopment costs, and re-leasing costs.

 Cash balances, available borrowings, and capital resources

  As of March 31, 2000, we had a total liquidity of $325.4 million, of which $66.9 million is restricted cash. The non-restricted liquidity of $258.5 million consists of $18.0 million in cash and cash equivalents, $231.5 million under our credit facilities, and $9.0 million under our commercial construction facilities.

  The Company's short- and long-term liquidity and capital resources requirements will be provided from three main sources: (1) ongoing income from rental properties, (2) proceeds from sales of developed properties, land and non-strategic assets, and (3) additional debt. As noted above, revolving lines of credit and construction loan facilities are available for meeting liquidity requirements. Our ability to meet our mid- and long-term capital requirements is dependent upon the ability to obtain additional financing for new construction, acquisitions, and currently unencumbered properties. There is no assurance that this financing can be obtained.

  Debt covenants--Certain loan agreements contain restrictive financial covenants, the most restrictive of which require our debt coverage ratio to be at least 1.60:1, require stockholders' equity to be no less than $458.8 million, and require that we maintain certain other specified financial ratios. We were in compliance with all such covenants at March 31, 2000.

Environmental Matters

  Many of our properties are in urban and industrial areas and may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We incur ongoing environmental remediation costs, and legal costs relating to cleanup, defense of litigation, and the pursuit of responsible third parties. Costs incurred in connection with operating properties and with properties previously sold are expensed. As of March 31, 2000, management has provided a reserve of $7.7 million for identified environmental costs relating to such properties. These costs are expected to be incurred over several years, with a substantial portion incurred over the next few years (see Note 8 of the accompanying consolidated financial statements for further discussion).

  Costs incurred for properties to be sold are deferred and will be charged to cost of sales when the properties are sold. Costs relating to undeveloped properties are capitalized as part of development costs. At March 31, 2000, our estimate of potential liability for identified environmental costs relating to properties to be developed or sold ranged from $10.6 million to $24.7 million. These costs generally will be capitalized as they are incurred over the course of the estimated development period of approximately 20 years. Environmental costs capitalized for the three months ended March 31, 2000, totaled $0.1 million.

  We or outside consultants have evaluated the environmental liabilities associated with most of the properties we currently own; however, any evaluation necessarily is based upon then-prevailing law, identified site conditions, and the use of sampling methodologies. Also, we do not generally have access to properties sold in the past which could create environmental liabilities. We monitor our exposure to environmental costs on a regular basis. Although an unexpected event could have a material impact on the results of operations for any period, we do not believe that such costs for identified liabilities will have a material adverse effect on our financial position, results of operations, or cash flows.

Forward-Looking Information and Risk Factors

  Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. We have tried, wherever practical, to identify these forward-looking statements by using words like "anticipate," "believe," "estimate," "project," "expect," and similar expressions. Forward-looking statements include, but are not limited to, statements about plans; opportunities; negotiations; markets and economic conditions; development, construction, and sales activities; availability of financing; and property values.

  We caution our readers not to place undue reliance on these forward-looking statements, which reflect our current beliefs and are based on information currently available to us. We do not undertake any obligation to publicly revise these forward-looking statements to reflect future events or changes in circumstances.

  These forward-looking statements are subject to risks and uncertainties that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by these statements. In particular, among the factors that could cause actual results to differ materially are:

     . Changes in the real estate market or in general economic conditions in the areas in which we own property. The real estate industry is by nature cyclical, and while recent years have seen strong growth in real estate values, occupancy rates, and transaction activity, a downturn in the industry may occur. Moreover, we expect that a significant portion of our Commercial Group's construction starts will be for speculative development, which puts more of our development revenue at risk in a downturn in general economic conditions. The Commercial Group also anticipates greater emphasis on suburban office development this year than in previous years, a product type that is more complex than our industrial product.

     . Product and geographical concentration. Our portfolio is largely concentrated in industrial properties and may be vulnerable to a downturn in that sector of the real estate industry. In addition, our business is concentrated in the major metropolitan areas of California. For example, a downturn in the technology industry or in stock market values of that industry, or in the San Francisco or Silicon Valley real estate markets, could adversely affect our business in the affected areas.

     . Competition in the real estate industry. For example, there is the potential for overbuilding in the major metropolitan areas in which our properties are concentrated, which could, in the long term, adversely affect the value of our projects such as Mission Bay. The build-out of these projects is likely to occur over a period of time that exceeds the length of the historical real estate cycle. Consequently, at the time of an economic downturn those projects may still include significant undeveloped land, which may be more severely affected by a downturn.

     . Availability of financing to meet our capital needs, the variability of interest rates, and our ability to use our collateral to secure loans. The success of our large land development projects (such as Mission Bay, Pacific Commons, and Stapleton Business Center) depends in part on completing and financing their infrastructure in a timely and cost-effective manner. In addition, although much of our financing is currently at favorable interest rates, we expect to make substantial borrowings in 2000 and beyond at rates that may be substantially higher than our current financings. We may attempt to hedge our exposure to interest rate change; nevertheless, it may not be possible to implement hedging strategies, or the strategies, once implemented, might not be successful.

     . Delay in receipt of or denial of government approvals and entitlements for development projects, other political and discretionary government decisions affecting the use of or access to land, or legal challenges to the issuance of approvals or entitlements. For example, our development projects need project-specific approvals such as use permits, subdivision maps, and natural resource permits. In some cases, the law permits private parties to challenge the grant of those approvals. We may therefore be subject to litigation that seeks to delay or prevent development of our projects, and this litigation could be successful.

 .    Changes in tax laws and other circumstances that affect our ability to control the timing and recognition of deferred tax liability. Changes in the tax laws could affect the tax treatment of our subsidiaries and joint ventures. In addition, the government could challenge the treatment of transactions for tax purposes, and the result could increase our tax liability, including interest and penalties, and could affect our liquidity.

 .    Exposure of our assets to damage from natural occurrences such as earthquakes, and weather conditions that affect the progress of construction. For example, our projects at Mission Bay, Pacific Commons, and Los Angeles Union Station are all near major earthquake fault lines. In addition, some projects are situated wholly or in part on filled land, which may be particularly vulnerable to ground movement in an earthquake.

 .    Liability for environmental remediation at properties owned, managed, or formerly owned or managed by us or our predecessors, and changes in environmental laws and regulations. Many of our properties are in urban or industrial areas or near existing or former rail lines and may have been exposed to environmental contamination in the past. We could have liability for remediation of environmental conditions on these properties, even after we have sold them.

 .    Failure to reach agreement with third parties on definitive terms or failure to close transactions. Our pursuit of new projects may involve significant expenditures before definitive agreements are signed or the transaction closes. Moreover, transactions that are the subject of definitive agreements generally include a variety of contingencies and conditions to the closing. The failure of any of these contingencies and conditions may result in the failure to close the transaction. If we do not sign a definitive agreement for a project, or if the transaction does not close, our expenditures may not be recoverable.

 .    Increases in the cost of land and building materials. Rising real estate prices and increasing levels of construction activity may lead to an increase in our acquisition and construction costs, which may narrow or eliminate our profit margins.

 .    Tight labor markets. Labor markets have grown increasingly tight, especially in California, and this detracts from our ability to find, attract, retain, and replace skilled professionals, and increases the cost of labor.

 .    Limitations on or challenges to title to our properties.

 .    Risks related to the performance and financial strength of the co-owners of our joint venture projects.

 .    Changes in policies and practices of organized labor groups who may work on our projects.

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



                                   CATELLUS DEVELOPMENT CORPORATION



Date:  May 15, 2000                     By: /s/ C. William Hosler
     -------------------                    --------------------------------
                                            C. William Hosler
                                            Senior Vice President
                                            Chief Financial Officer
                                            Principal Financial Officer



Date:  May 15, 2000                     By: /s/ Paul A. Lockie
     -------------------                    --------------------------------
                                            Paul A. Lockie
                                            Vice President and Controller
                                            Principal Accounting Officer

                                 EXHIBIT INDEX


3.1A Restated Certificate of Incorporation of the Registrant effective December 4, 1990, is incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (Commission File No. 0-18694) as filed with the Commission on July 18, 1990.

3.1B Amendment to Restated Certificate of Incorporation of the Registrant effective July 13, 1993, is incorporated by reference to Exhibit 3.1B to the Form 10-K for the year ended December 31, 1999.

3.2 Amended and Restated Bylaws of the Registrant is incorporated by reference to Exhibit 3.2 to the Form 10-K for the year ended December 31, 1999.

4.1 Form of Certificate of Designations of Series A Junior Participating Preferred Stock is incorporated by reference to Exhibit 4.1 to the Form 8-K as filed with the Commission on December 28, 1999.

4.2 Amended and Restated Line of Credit Loan Agreement among Catellus Development Corporation, Bank of America National Trust and Savings Association as Arranger and Administrative Agent, The First National Bank of Chicago as Documentation Agent, and The Other Financial Institutions Party Hereto, dated as of October 28, 1998, is incorporated by reference to Exhibit 4.2 to the Form 10-K for the year ended December 31, 1998.

4.3 Loan Agreement by and between Catellus Finance 1, L.L.C. and Prudential Mortgage Capital Company, Inc. dated as of October 26, 1998, is incorporated by reference to Exhibit 4.3 to the Form 10-K for the year ended December 31, 1998.

10.1 Restated Tax Allocation and Indemnity Agreement dated December 29, 1989, among the Registrant and certain of its subsidiaries and Santa Fe Pacific Corporation is incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (Commission File No. 0-18694) as filed with the Commission on July 18, 1990.

10.2 State Tax Allocation and Indemnity Agreement dated December 29, 1989, among the Registrant and certain of its subsidiaries and Santa Fe Pacific Corporation is incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 (Commission File No. 0-18694) as filed with the Commission on July 18, 1990.

10.3A Registration Rights Agreement dated as of December 29, 1989, among the
      Registrant, BAREIA, O&Y and Itel is incorporated by reference to Exhibit
      10.4 to the Registration Statement on Form 10 (Commission File No. 0-18694) as filed with the Commission on July 18, 1990.

10.3B First Amendment to Registration Rights Agreement among the Registrant,
      BAREIA, O&Y and Itel is incorporated by reference to Exhibit 10.26 to Amendment No. 2 to Form S-3 as filed with the Commission on February 4, 1993.

10.3C Letter Agreement dated November 14, 1995, between the Registrant and
      California Public Employees' Retirement System is incorporated by reference to Exhibit 10.4A to the Form 10-K for the year ended December 31, 1995.

10.4 Registrant's Amended and Restated Executive Stock Option Plan is incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended December 31, 1997.

10.5 Registrant's Amended and Restated 1996 Performance Award Plan is incorporated by reference to Exhibit 10.14 the Form 10-Q for the quarter ended March 31, 1999.

10.6  Registrant's Deferred Compensation Plan is incorporated by reference to
      Exhibit 10.21 to the Form 10-K for the year ended December 31, 1997.

10.7 Second Amended and Restated Employment Agreement dated as of October 1, 1999, between the Registrant and Nelson C. Rising is incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ended December 31, 1999.

10.8A Employment Agreement dated July 24, 1995, between the Registrant and
      Stephen P. Wallace is incorporated by reference to Exhibit 10.37 to the Form 10-K for the year ended December 31, 1995.

10.8B Letter Agreement dated November 16, 1996, between the Registrant and Steve
      Wallace is incorporated by reference to Exhibit 10.49 to the Form 10-K for the year ended December 31, 1996.

10.9 Amended and Restated Employment Agreement dated September 16, 1997, between the Registrant and Kathleen Smalley is incorporated by reference to Exhibit 10.17 to the Form 10-K for the year ended December 31, 1997.

10.10 Rights Agreement dated as of December 16, 1999, between the Registrant and American Stock Transfer and Trust Company is incorporated by reference to
      Exhibit 4.1 to the Form 8-K as filed with the Commission on December 28, 1999.

27    Financial Data Schedule is attached.

The Registrant has omitted instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10 percent of the assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of such instrument to the Commission upon request.