Form 10-Q
period 2000-06-30
CATELLUS DEVELOPMENT CORP
filed 2000-08-11
CIK 865937

===============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended June 30, 2000        Commission file number 0-18694


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




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|



     As of August 7, 2000, there were 105,946,221 issued and outstanding shares of the Registrant's Common Stock.


===============================================================================

                       CATELLUS DEVELOPMENT CORPORATION

                                     INDEX

                                                                                                     Page No.
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements (Unaudited)
                  Consolidated Balance Sheet as of June 30, 2000, and December 31, 1999.................   2
                  Consolidated Statement of Operations for the three months and six months ended
                      June 30, 2000 and 1999 ...........................................................   3
                  Consolidated Statement of Cash Flows for the six months ended
                      June 30, 2000 and 1999............................................................   4
                  Notes to Consolidated Financial Statements............................................   5

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...............................................  15


         Item 3.  Quantitative and Qualitative Disclosures about Market Risk............................  29


PART II.  OTHER INFORMATION.............................................................................  30

SIGNATURES..............................................................................................  31

EXHIBIT INDEX...........................................................................................  32

                                     PART I

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                        CATELLUS DEVELOPMENT CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                                                        June 30,        December 31,
                                                                                          2000              1999
                                                                                       ----------       ------------
                                                                                             (Unaudited)
Assets
Properties.......................................................................      $2,038,700       $1,944,017
Less accumulated depreciation....................................................        (304,539)        (294,846)
                                                                                       ----------       ----------
                                                                                        1,734,161        1,649,171
Other assets and deferred charges, net...........................................         101,329           93,021
Notes receivable, less allowance.................................................          23,410           32,890
Accounts receivable, less allowance..............................................          13,534           24,820
Restricted cash and investments..................................................         105,276           19,565
Cash and cash equivalents........................................................          21,837           35,410
                                                                                       ----------       ----------
        Total....................................................................      $1,999,547       $1,854,877
                                                                                       ==========       ==========

Liabilities and stockholders' equity

Mortgage and other debt..........................................................      $  952,554       $  875,564
Accounts payable and accrued expenses............................................          92,559           92,791
Deferred credits and other liabilities...........................................          47,851           58,751
Deferred income taxes............................................................         214,768          185,592
                                                                                       ----------       ----------
     Total liabilities...........................................................       1,307,732        1,212,698
                                                                                       ----------       ----------

Commitments and contingencies (Note 8)

Minority interests...............................................................          51,839           51,207
                                                                                       ----------       ----------

Stockholders' equity
  Common stock, 107,872 and 107,185 shares issued and 106,461 and 107,185
    shares outstanding at June 30, 2000 and December 31, 1999, respectively......           1,079            1,072
  Paid-in capital................................................................         490,559          483,503
  Treasury stock, at cost (1,411 shares at June 30, 2000)........................         (18,864)              --
  Accumulated earnings...........................................................         167,202          106,397
                                                                                       ----------       ----------
     Total stockholders' equity..................................................         639,976          590,972
                                                                                       ----------       ----------
        Total....................................................................      $1,999,547       $1,854,877
                                                                                       ==========       ==========

                 See notes to consolidated financial statements

                        CATELLUS DEVELOPMENT CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)

                                                                             Three Months Ended        Six Months Ended
                                                                                   June 30,                June 30,
                                                                                2000       1999        2000         1999
                                                                                ----       ----        ----         ----
                                                                                (Unaudited)           (Unaudited)
Rental properties
  Rental revenue..........................................................    $ 50,738   $ 41,291   $ 100,656    $  82,770
  Property operating costs................................................     (13,731)   (11,250)    (26,389)     (22,758)
  Equity in earnings of operating joint ventures, net.....................       2,951      3,153       6,589        6,589
                                                                              --------   --------   ---------    ---------
                                                                                39,958     33,194      80,856       66,601
                                                                              --------   --------   ---------    ---------
Property sales and fee services
  Sales revenue...........................................................     106,978     70,455     182,999      144,094
  Cost of sales...........................................................     (64,244)   (56,495)   (120,382)    (112,217)
                                                                              --------   --------   ---------    ---------
     Gain on property sales...............................................      42,734     13,960      62,617       31,877
  Management and development fees.........................................       3,324      3,839       6,593        6,675
  Equity in earnings of development joint ventures, net...................       1,715      4,287       2,846        4,419
  Selling, general and administrative expenses............................      (9,409)    (5,914)    (19,332)     (11,474)
  Other, net..............................................................      (6,323)     1,749      (4,920)       1,847
                                                                              --------   --------   ---------    ---------
                                                                                32,041     17,921      47,804       33,344
                                                                              --------   --------   ---------    ---------

Interest expense..........................................................     (10,753)    (9,640)    (20,572)     (19,046)
Depreciation and amortization.............................................     (11,379)    (9,422)    (22,249)     (18,584)
Corporate administrative costs............................................      (3,460)    (3,750)     (7,720)      (7,594)
Gain (loss) on non-strategic asset sales..................................        (198)     2,904      27,469        3,890
Other, net................................................................        (888)    (1,379)       (752)      (1,345)
                                                                              --------   --------   ---------    ---------
  Income before minority interests and income taxes.......................      45,321     29,828     104,836       57,266

Minority interests........................................................      (1,871)        --      (3,474)           9
                                                                              --------   --------   ---------    ---------

  Income before income taxes..............................................      43,450     29,828     101,362       57,275
                                                                              --------   --------   ---------    ---------

Income tax expense
  Current.................................................................      (3,353)    (4,313)     (9,877)      (9,210)
  Deferred................................................................     (14,030)    (7,708)    (30,680)     (13,878)
                                                                              --------   --------   ---------    ---------
                                                                               (17,383)   (12,021)    (40,557)     (23,088)
                                                                              --------   --------   ---------    ---------

  Net income..............................................................    $ 26,067   $ 17,807   $  60,805    $  34,187
                                                                              ========   ========   =========    =========

  Net income per share
     Basic................................................................       $0.24      $0.17       $0.57        $0.32
                                                                              ========   ========   =========    =========
     Assuming dilution....................................................       $0.24      $0.16       $0.56        $0.31
                                                                              ========   ========   =========    =========

  Average number of common shares outstanding - basic.....................     106,837    106,974     107,068      106,903
                                                                              ========   ========   =========    =========
  Average number of common shares outstanding - diluted...................     108,713    109,350     108,794      109,264
                                                                              ========   ========   =========    =========

                 See notes to consolidated financial statements

                        CATELLUS DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                                 2000                  1999
                                                                                              ---------              ---------
                                                                                                         (Unaudited)

Cash flows from operating activities:
 Net income.......................................................................            $  60,805              $  34,187
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization..................................................               22,249                 18,584
   Deferred income taxes..........................................................               30,680                 13,878
   Amortization of deferred loan fees and other costs.............................                2,887                  2,184
   Equity in earnings of joint ventures...........................................               (9,435)               (11,008)
   Operating distributions from joint ventures....................................                6,518                 26,905
   Gain on sale of investment property............................................              (20,614)               (10,270)
   Cost of development properties and non-strategic assets sold...................               90,729                 81,473
   Capital expenditures for development properties................................              (99,413)              (136,464)
   Other property acquisitions....................................................                   --                   (289)
   Other, net.....................................................................                1,634                    351
  Change in operating assets and liabilities......................................               10,084                 (1,343)
                                                                                              ---------              ---------
Net cash provided by operating activities.........................................               96,124                 18,188
                                                                                              ---------              ---------
Cash flows from investing activities:
  Proceeds from sale of investment property.......................................               34,680                 13,926
  Property acquisitions...........................................................               (9,724)               (17,709)
  Capital expenditures for investment properties..................................              (98,927)               (73,067)
  Tenant improvements.............................................................               (3,977)                (1,140)
  Contributions to joint ventures.................................................               (5,179)                (9,627)
  Restricted cash.................................................................              (85,711)               (54,838)
                                                                                              ---------              ---------
Net cash used in investing activities.............................................             (168,838)              (142,455)
                                                                                              ---------              ---------
Cash flows from financing activities:
  Borrowings......................................................................              156,442                156,460
  Repayment of borrowings.........................................................              (81,154)              (110,208)
  Contributions from (distributions to) minority partners, net....................               (2,842)                46,890
  Repurchase of common stock......................................................              (18,864)                    --
  Proceeds from issuance of common stock..........................................                5,559                  1,948
                                                                                              ---------              ---------
Net cash provided by financing activities.........................................               59,141                 95,090
                                                                                              ---------              ---------
Net decrease in cash and cash equivalents.........................................              (13,573)               (29,177)
Cash and cash equivalents at beginning of period..................................               35,410                 52,975
                                                                                              ---------              ---------
Cash and cash equivalents at end of period........................................            $  21,837              $  23,798
                                                                                              =========              =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest (net of amount capitalized)...........................................            $  16,599              $  16,910
   Income taxes...................................................................            $  16,693              $   6,670

                 See notes to consolidated financial statements

                        CATELLUS DEVELOPMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (Unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS

  Catellus Development Corporation, together with its consolidated subsidiaries (the "Company"), is a diversified real estate operating company with a large portfolio of rental properties and developable land that manages and develops real estate for its own account and that of others. Interests of third parties are separately reflected as minority interests in the accompanying balance sheet. The Company's development portfolio of industrial, residential, retail, office, and other projects (owned directly or through joint ventures) is located mainly in major markets in California, Illinois, Texas, Colorado, and Oregon. Additional projects are located in Arizona and Oklahoma. The Company's rental properties consist primarily of industrial facilities, along with a number of office and retail buildings, located primarily in the same states plus Ohio and Kentucky.

  These consolidated statements include the assets and liabilities of Catellus Development Corporation and its consolidated subsidiaries, whether wholly or partially owned, and whether directly or indirectly owned, by Catellus Development Corporation, each of which is a separate legal entity. In the absence of specific contractual arrangements, none of the assets of any of the subsidiary entities would be available to satisfy the liabilities of Catellus Development Corporation or any other of these entities.

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

  In October, 1999, the Company's Board of Directors authorized a share repurchase program for up to $50 million of the outstanding common stock. The timing of additional purchases under the program, if any, will be at the discretion of the Company. Share purchases under the program may be made on the open market or in privately negotiated transactions. The program has been authorized for a period of one year. As of June 30, 2000, the Company had repurchased 1,410,700 shares at a cost of $18.9 million. The Company's repurchases are reflected as treasury stock utilizing the cost method of accounting and are presented as a reduction to consolidated stockholders' equity.


NOTE 3.  RESTRICTED CASH AND INVESTMENTS

     Of the total restricted cash and investments of $105.3 million at June 30, 2000, $98.1 million represents proceeds from property sales being held in separate cash accounts at trust companies in order to preserve the Company's options of reinvesting the proceeds on a tax-deferred basis. In addition, restricted investments of $7.2 million at June 30, 2000 represent certificates of deposits used to guarantee lease performance for certain properties that secure debt.

NOTE 4.  INCOME PER SHARE

     Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock and equivalents outstanding during the period (see table below for effect of dilutive securities).

                                                                         Three Months Ended June 30,
                                                          -------------------------------------------------------------
                                                                    2000                              1999
                                                          ------------------------------  -----------------------------
                                                                                  Per                              Per
                                                                                 Share                            Share
                                                          Income     Shares      Amount    Income     Shares      Amount
                                                          -------    -------     ------    -------    -------     ------
                                                                       (In thousands, except per share data)

Net income...........................................     $26,067    106,837     $0.24     $17,807    106,974     $0.17
                                                                                 =====                            =====
Net effect of dilutive securities: stock options.....          --      1,876                    --      2,376
                                                          -------    -------               -------    -------
Net income assuming dilution.........................     $26,067    108,713     $0.24     $17,807    109,350     $0.16
                                                          =======    =======     =====     =======    =======     =====

                                                                          Six Months Ended June 30,
                                                          -------------------------------------------------------------
                                                                    2000                              1999
                                                          ------------------------------  -----------------------------
                                                                                  Per                              Per
                                                                                 Share                            Share
                                                          Income     Shares      Amount    Income     Shares      Amount
                                                          -------    -------     ------    -------    -------     ------
                                                                       (In thousands, except per share data)

Net income...........................................     $60,805    107,068     $0.57     $34,187    106,903     $0.32
                                                                                 =====                            =====
Net effect of dilutive securities: stock options.....          --      1,726                    --      2,361
                                                          -------    -------               -------    -------
Net income assuming dilution.........................     $60,805    108,794     $0.56     $34,187    109,264     $0.31
                                                          =======    =======     =====     =======    =======     =====

NOTE 5.  MORTGAGE AND OTHER DEBT

     Mortgage and other debt at June 30, 2000, and December 31, 1999, are summarized as follows:

                                                                                  June 30,         December 31,
                                                                                    2000               1999
                                                                                  --------           --------
                                                                                         (In thousands)
First mortgage loans....................................................          $625,937           $589,056
Secured revolving credit line...........................................            68,135             48,135
Acquisition secured promissory notes....................................            44,583             44,022
Unsecured revolving credit lines(1).....................................            48,000             36,000
Construction and acquisition loans-secured(1)...........................            82,786             83,266
Assessment district bonds...............................................            25,251             24,845
Term loan-secured.......................................................            12,523             12,612
Secured promissory notes................................................            21,360             21,360
Industrial capital lease................................................            14,703              6,852
Other loans.............................................................             9,276              9,416
                                                                                  --------           --------
 Total mortgage and other debt..........................................          $952,554           $875,564
                                                                                  ========           ========
Due within one year.....................................................          $118,670           $132,317
                                                                                  ========           ========


     In April 2000, the Company closed three first mortgage loans in the aggregate amount of $30.7 million bearing interest at 7.29% (approximately 7.35% effective rate when considering financing costs), maturing from January 2008 to May 2010.

------------------
(1) In July, 2000, a total of approximately $77 million of debt and closing costs was paid from the initial cash proceeds from the sale of the home building assets of the Company, including $66.3 million of debt outstanding at June 30, 2000 (see Note 9).

     In May 2000, the Company closed a variable rate (LIBOR plus 2.0%) secured construction loan with a total capacity of $10.9 million, maturing in March 2002. This loan had an outstanding balance of $10.3 million at June 30, 2000.

     In June 2000, the Company's residential subsidiary closed three variable rate (prime plus 0.375%) secured construction loans with an aggregate capacity of $16.9 million. The loans had a total outstanding balance of $8.0 million at June 30, 2000 and mature in June 2001.

     Interest costs relating to mortgage and other debt for the three-month and six-month periods ended June 30, 2000 and 1999, are summarized as follows:

                                                               Three Months Ended        Six Months Ended
                                                                    June 30,                 June 30,
                                                               2000         1999         2000         1999
                                                              -------      -------     --------     --------
                                                                (In thousands)           (In thousands)
Total interest incurred..................................     $16,514      $16,099     $ 32,321     $ 31,399
Interest capitalized.....................................      (5,761)      (6,459)     (11,749)     (12,353)
                                                              -------      -------     --------     --------
  Interest expensed......................................     $10,753      $ 9,640     $ 20,572     $ 19,046
                                                              =======      =======     ========     ========

NOTE 6.  PROPERTIES

     Book value by property type at June 30, 2000 and December 31, 1999, consisted of the following:


                                                                                 June 30,      December 31,
                                                                                   2000            1999
                                                                                ----------     ------------
                                                                                        (In thousands)
Rental properties:
   Industrial buildings....................................................     $  786,629      $  739,158
   Office buildings........................................................        202,594         200,760
   Retail buildings........................................................         93,363          92,946
   Land and land leases(1).................................................         61,084          64,071
   Investment in operating joint ventures..................................           (821)         (2,916)
                                                                                ----------      ----------
                                                                                 1,142,849       1,094,019
                                                                                ----------      ----------
Developable properties:
   Commercial..............................................................        189,819         193,520
   Residential.............................................................         90,194         116,118
   Urban development.......................................................        336,314         323,859
   Investment in development joint ventures................................         62,914          47,925
                                                                                ----------      ----------
                                                                                   679,241         681,422
                                                                                ----------      ----------
Work-in-process:
   Commercial..............................................................         28,212          52,207
   Commercial--capital lease...............................................         54,259          13,038
   Residential.............................................................         95,495          65,154
                                                                                ----------      ----------
                                                                                   177,966         130,399
                                                                                ----------      ----------
Resources..................................................................          4,054           4,952
Other......................................................................         34,590          33,225
                                                                                ----------      ----------
Gross book value...........................................................      2,038,700       1,944,017
Accumulated depreciation...................................................       (304,539)       (294,846)
                                                                                ----------      ----------
Net book value.............................................................     $1,734,161      $1,649,171
                                                                                ==========      ==========

----------
(1) This category includes $27 million of land which the Company intends to sell.

NOTE 7.  SEGMENT REPORTING

  The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting which disaggregates its business by type. The Company has four reportable segments: Commercial, Residential, Urban Development, and Corporate. The Commercial segment leases and manages the Company-owned commercial buildings and land leases, develops real estate for the Company's own account or for third parties, and acquires and sells developable land and commercial buildings. The Residential segment is involved in home building, community development and project management activities (see additional discussion regarding the sale of the home building assets at Note 9, Subsequent Event). The Urban Development segment entitles and develops major mixed-use development sites, which include development for residential, office, retail, and entertainment purposes. The Corporate segment consists of administrative and other services.

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

  Financial data by reportable segment is as follows:

                                                                                         Urban
                                                        Commercial     Residential    Development     Corporate      Total
                                                       -----------     -----------    -----------     ---------     -------
                                                                                       (In thousands)
Three Months Ended June 30, 2000
Rental properties:
Rental revenue.......................................    $ 47,182         $    (58)       $ 3,614      $    --     $ 50,738
Property operating costs.............................     (11,886)              (5)        (1,840)          --      (13,731)
Equity in earnings of operating joint ventures,
 net.................................................       2,951               --             --           --        2,951
                                                         --------         --------        -------      -------     --------
                                                           38,247              (63)         1,774           --       39,958
                                                         --------         --------        -------      -------     --------
Property sales and fee services:
Sales revenue........................................      59,291           47,687             --           --      106,978
Cost of sales........................................     (30,161)         (34,083)            --           --      (64,244)
                                                         --------         --------        -------      -------     --------
  Gain on property sales.............................      29,130           13,604             --           --       42,734
Management and development fees......................       2,771              228            325           --        3,324
Equity in earnings of development joint
 ventures, net.......................................          (5)           1,720             --           --        1,715
Selling, general and administrative expenses.........      (3,806)          (5,045)          (558)          --       (9,409)
Other................................................         909           (7,232)            --           --       (6,323)
                                                         --------         --------        -------      -------     --------
                                                           28,999            3,275           (233)          --       32,041
                                                         --------         --------        -------      -------     --------
Interest expense.....................................     (11,201)              (6)          (498)         952      (10,753)
Corporate administrative costs.......................          --               --             --       (3,460)      (3,460)
Minority interests...................................      (1,550)            (321)            --           --       (1,871)
Other................................................          --               --             --         (888)        (888)
Depreciation recapture...............................     (10,005)              --             --           --      (10,005)
                                                         --------         --------        -------      -------     --------
  Pre-tax EBDDT......................................    $ 44,490         $  2,885        $ 1,043      $(3,396)      45,022
                                                         ========         ========        =======      =======
Current taxes........................................                                                                (3,353)
                                                                                                                   --------
EBDDT................................................                                                                41,669
Depreciation and amortization........................                                                               (11,379)
Deferred taxes.......................................                                                               (14,030)
Loss on non-strategic asset sales....................                                                                  (198)
Depreciation recapture...............................                                                                10,005
                                                                                                                   --------
  Net Income.........................................                                                              $ 26,067
                                                                                                                   ========

                                                                                          Urban
                                                        Commercial     Residential     Development     Corporate      Total
                                                       -----------     -----------     -----------     ---------     --------
                                                                                       (In thousands)
Three Months Ended June 30, 1999

Rental properties:
Rental revenue.......................................   $ 38,387           $    84         $ 2,820      $    --      $ 41,291
Property operating costs.............................     (9,703)               --          (1,547)          --       (11,250)
Equity in earnings of operating joint ventures,
 net.................................................      3,153                --              --           --         3,153
                                                        --------           -------         -------      -------      --------
                                                          31,837                84           1,273           --        33,194
                                                        --------           -------         -------      -------      --------
Property sales and fee services:
Sales revenue........................................     58,900            11,555              --           --        70,455
Cost of sales........................................    (49,101)           (7,394)             --           --       (56,495)
                                                        --------           -------         -------      -------      --------
  Gain on property sales.............................      9,799             4,161              --           --        13,960
Management and development fees......................      2,725               562             552           --         3,839
Equity in earnings of development joint
 ventures, net.......................................         --             4,287              --           --         4,287
Selling, general and administrative expenses.........     (2,211)           (3,703)             --           --        (5,914)
Other................................................      1,532               279             (62)          --         1,749
                                                        --------           -------         -------      -------      --------
                                                          11,845             5,586             490           --        17,921
                                                        --------           -------         -------      -------      --------
Interest expense.....................................    (10,911)              (47)           (205)       1,523        (9,640)
Corporate administrative costs.......................         --                --              --       (3,750)       (3,750)
Minority interests...................................         --                --              --           --            --
Other................................................         --                --              --       (1,379)       (1,379)
                                                        --------           -------         -------      -------      --------
  Pre-tax EBDDT......................................   $ 32,771           $ 5,623         $ 1,558      $(3,606)       36,346
                                                        ========           =======         =======      =======
Current taxes........................................                                                                  (4,313)
                                                                                                                     --------
EBDDT................................................                                                                  32,033
Depreciation and amortization........................                                                                  (9,422)
Deferred taxes.......................................                                                                  (7,708)
Gain on non-strategic asset sales....................                                                                   2,904
                                                                                                                     --------
  Net Income.........................................                                                                $ 17,807
                                                                                                                     ========

                                                                                         Urban
                                                        Commercial     Residential    Development     Corporate      Total
                                                       -----------     -----------    -----------     ---------    ---------
                                                                                       (In thousands)
Six Months Ended June 30, 2000

Rental properties:
Rental revenue.......................................     $ 93,065        $    187        $ 7,404      $    --     $ 100,656
Property operating costs.............................      (22,893)             (5)        (3,491)          --       (26,389)
Equity in earnings of operating joint ventures,
 net.................................................        6,589              --             --           --         6,589
                                                          --------        --------        -------      -------     ---------
                                                            76,761             182          3,913           --        80,856
                                                          --------        --------        -------      -------     ---------
Property sales and fee services:
Sales revenue........................................       90,502          92,497             --           --       182,999
Cost of sales........................................      (49,713)        (70,669)            --           --      (120,382)
                                                          --------        --------        -------      -------     ---------
  Gain on property sales.............................       40,789          21,828             --           --        62,617
Management and development fees......................        5,507             468            618           --         6,593
Equity in earnings of development joint
 ventures, net.......................................           14           2,832             --           --         2,846
Selling, general and administrative expenses.........       (7,711)        (10,574)        (1,047)          --       (19,332)
Other................................................        1,856          (6,733)           (43)          --        (4,920)
                                                          --------        --------        -------      -------     ---------
                                                            40,455           7,821           (472)          --        47,804
                                                          --------        --------        -------      -------     ---------
Interest expense.....................................      (21,778)            (22)          (754)       1,982       (20,572)
Corporate administrative costs.......................           --              --             --       (7,720)       (7,720)
Minority interests...................................       (3,104)           (370)            --           --        (3,474)
Other................................................           --              --             --         (752)         (752)
Depreciation recapture...............................      (10,197)             --             --           --       (10,197)
                                                          --------        --------        -------      -------     ---------
  Pre-tax EBDDT......................................     $ 82,137        $  7,611        $ 2,687      $(6,490)       85,945
                                                          ========        ========        =======      =======
Current taxes........................................                                                                 (9,877)
                                                                                                                   ---------
EBDDT................................................                                                                 76,068
Depreciation and amortization........................                                                                (22,249)
Deferred taxes.......................................                                                                (30,680)
Gain on non-strategic asset sales....................                                                                 27,469
Depreciation recapture...............................                                                                 10,197
                                                                                                                   ---------
  Net Income.........................................                                                              $  60,805
                                                                                                                   =========

                                                                                         Urban
                                                        Commercial     Residential    Development     Corporate       Total
                                                       -----------     -----------    -----------     ---------     ---------
                                                                                       (In thousands)
Six Months Ended June 30, 1999

Rental properties:
Rental revenue.......................................     $ 76,809        $    165        $ 5,796      $    --      $  82,770
Property operating costs.............................      (19,546)             --         (3,212)          --        (22,758)
Equity in earnings of operating joint ventures,
 net.................................................        6,589              --             --           --          6,589
                                                          --------        --------        -------      -------      ---------
                                                            63,852             165          2,584           --         66,601
                                                          --------        --------        -------      -------      ---------
Property sales and fee services:
Sales revenue........................................      117,073          27,021             --           --        144,094
Cost of sales........................................      (94,329)        (17,888)            --           --       (112,217)
                                                          --------        --------        -------      -------      ---------
  Gain on property sales.............................       22,744           9,133             --           --         31,877
Management and development fees......................        5,387             688            600           --          6,675
Equity in earnings of development joint
 ventures, net.......................................          (23)          4,442             --           --          4,419
Selling, general and administrative expenses.........       (4,477)         (6,854)          (143)          --        (11,474)
Other................................................        1,485             469           (107)          --          1,847
                                                          --------        --------        -------      -------      ---------
                                                            25,116           7,878            350           --         33,344
                                                          --------        --------        -------      -------      ---------
Interest expense.....................................      (21,775)            (48)          (382)       3,159        (19,046)
Corporate administrative costs.......................           --              --             --       (7,594)        (7,594)
Minority interests...................................           --               9             --           --              9
Other................................................           --              --             --       (1,345)        (1,345)
                                                          --------        --------        -------      -------      ---------
  Pre-tax EBDDT......................................     $ 67,193        $  8,004        $ 2,552      $(5,780)        71,969
                                                          ========        ========        =======      =======
Current taxes........................................                                                                  (9,210)
                                                                                                                    ---------
EBDDT................................................                                                                  62,759
Depreciation and amortization........................                                                                 (18,584)
Deferred taxes.......................................                                                                 (13,878)
Gain on non-strategic asset sales....................                                                                   3,890
                                                                                                                    ---------
  Net Income.........................................                                                               $  34,187
                                                                                                                    =========

NOTE 8.  COMMITMENTS AND CONTINGENCIES

     The Company is a party to a number of legal actions arising in the ordinary course of business. The Company cannot predict with certainty the final outcome of these proceedings. Considering current insurance coverages and the substantial legal defenses available, however, management believes that none of these actions, when finally resolved, will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. Where appropriate, the Company has established reserves for potential liabilities related to legal actions or threatened legal actions. These reserves are necessarily based on estimates and probabilities of the occurrence of events and therefore are subject to revision from time to time.

     Some of the legal actions to which the Company is a party seek to restrain actions related to the development process. Typically, such actions, if successful, would not result in significant financial liability for the Company but might instead prevent the completion of the development process or the completion of the development process as originally planned.

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

     At June 30, 2000, management estimates that future costs for remediation of identified or suspected environmental contamination on operating properties and properties previously sold approximate $9.6 million and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next several years with a substantial portion incurred over the next few years. Management also estimates that similar costs relating to the Company's properties to be developed or sold may range from $10.6 million to $24.7 million. These amounts will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years, or will be deferred and charged to cost of sales when the properties are sold. The Company's estimates were developed based on reviews which took place over several years based upon then-prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs.

     As of June 30, 2000, the Company has outstanding standby letters of credit and surety bonds in the amount of $137.8 million in favor of local municipalities or financial institutions to guarantee performance on construction of real property improvements or financial obligations. Additionally, the Company guarantees 50% of a secured loan associated with a joint venture investment; the outstanding balance of the loan was $33 million as of June 30, 2000.

NOTE 9.  SUBSEQUENT EVENT

     In July, 2000, the Company's residential subsidiary sold approximately 700 lots, with a book value of $120 million, to a newly formed limited liability company managed by Brookfield Homes of California, Inc., for $139 million in cash and a retained interest in the new company valued at $22.5 million. Approximately $77 million of the initial cash proceeds are being used for debt repayment, closing costs and other expenses related to the sale of the home building operations. The remaining proceeds will be added to the Company's working capital to be used for general corporate purposes. Under the agreement, the Company's residential subsidiary will receive 55% of its retained interest in early 2001 and anticipates receiving the balance plus 35% of the associated profits in cash over the next 24 to 36 months as homes are built and sold.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and EBDDT, as defined, should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. This discussion and analysis covers each of our four business segments: commercial, residential, urban development, and corporate. This EBDDT "by segment" analysis is used in internal reporting to management and, we believe, provides the most effective means of understanding the business. (For definition of EBDDT and reconciliation from EBDDT to net income, see Note 7 of the accompanying Consolidated Financial Statements.)


Summary EBDDT for the three months and six months ended June 30, 2000 and 1999

                                               Three Months Ended                       Six Months Ended
                                                    June 30,                                 June 30,
                                             2000                1999               2000                1999
                                           -------             -------             -------             -------
Commercial                                 $44,490             $32,771             $82,137             $67,193
Residential                                  2,885               5,623               7,611               8,004
Urban Development                            1,043               1,558               2,687               2,552
Corporate                                   (3,396)             (3,606)             (6,490)             (5,780)
                                           -------             -------             -------             -------
  Pre-tax EBDDT                             45,022              36,346              85,945              71,969
Current taxes                               (3,353)             (4,313)             (9,877)             (9,210)
                                           -------             -------             -------             -------
Total                                      $41,669             $32,033             $76,068             $62,759
                                           =======             =======             =======             =======

Commercial:

   The Commercial segment acquires and develops suburban commercial business parks for our own account and the account of others. EBDDT primarily consists of rental income for buildings owned and sales gains from properties sold.


                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                            June 30,
                                                          2000        1999     Difference     2000       1999     Difference
                                                       --------     --------   ----------   --------   --------   ----------
                                                                 (In thousands)                      (In thousands)

Rental properties:
Rental revenue.......................................  $ 47,182     $ 38,387      $ 8,795   $ 93,065   $ 76,809     $ 16,256
Property operating costs.............................   (11,886)      (9,703)      (2,183)   (22,893)   (19,546)      (3,347)
Equity in earnings of operating joint ventures,
 net.................................................     2,951        3,153         (202)     6,589      6,589           --
                                                       --------     --------      -------   --------   --------     --------
                                                         38,247       31,837        6,410     76,761     63,852       12,909
                                                       --------     --------      -------   --------   --------     --------
Property sales and fee services:
Sales revenue........................................    59,291       58,900          391     90,502    117,073      (26,571)
Cost of property sold(1).............................   (40,166)     (49,101)       8,935    (59,910)   (94,329)      34,419
                                                       --------     --------      -------   --------   --------     --------
  Gain on property sales.............................    19,125        9,799        9,326     30,592     22,744        7,848
Management and development fees......................     2,771        2,725           46      5,507      5,387          120
Equity in earnings of development joint ventures,
 net.................................................        (5)          --           (5)        14        (23)          37
Selling, general and administrative expenses.........    (3,806)      (2,211)      (1,595)    (7,711)    (4,477)      (3,234)
Other................................................       909        1,532         (623)     1,856      1,485          371
                                                       --------     --------      -------   --------   --------     --------
                                                         18,994       11,845        7,149     30,258     25,116        5,142
                                                       --------     --------      -------   --------   --------     --------
Interest expense.....................................   (11,201)     (10,911)        (290)   (21,778)   (21,775)          (3)
Minority interests...................................    (1,550)          --       (1,550)    (3,104)        --       (3,104)
                                                       --------     --------      -------   --------   --------     --------
     Pre-tax EBDDT...................................  $ 44,490     $ 32,771      $11,719   $ 82,137   $ 67,193     $ 14,944
                                                       ========     ========      =======   ========   ========     ========

Rental Building Occupancy:                                    June 30,
(In thousands and square feet, except percentages)       2000         1999
                                                       --------     --------
Owned................................................    26,127       20,500
Occupied.............................................    24,981       18,813
Occupancy percentage.................................      95.6%        91.8%

------------------
(1) Included in 2000 cost of property sold for the three and six months ended June 30, 2000, is $10.0 million and $10.2 million, respectively, of depreciation recapture, which is included in net income, but not EBDDT.

 Rental Revenue Less Property Operating Costs

  Rental revenue less operating costs has increased $6.6 million and $12.9 million for the three and six months ended June 30, 2000, respectively, as compared to the same periods in 1999, mainly because of additions of buildings and rental increases on Same Space, partially offset by properties sold. We added a net 5.6 million square feet to our rental portfolio from July 1999 to June 2000. Properties that were owned and operated for the entire current period and the immediate preceding year are referred to as "Same Space." The change in rental revenue less operating costs for the three and six months ended June 30, 2000 and 1999, is summarized as follows:

                                                        Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                            2000      1999  Difference       2000      1999  Difference
                                                         -------   -------  ----------    -------   -------  ----------
                                                                (In thousands)                   (In thousands)
Rental revenue less operating costs:
  Same Space..........................................   $23,375   $22,881      $  494    $48,097   $45,504     $ 2,593
  Properties added to portfolio.......................     7,382       543       6,839     12,678     1,370      11,308
  Properties sold from portfolio......................       779     1,606        (827)     2,133     3,116        (983)
  Land and land leases................................     3,760     3,654         106      7,264     7,273          (9)
                                                         -------   -------      ------    -------   -------     -------
                                                         $35,296   $28,684      $6,612    $70,172   $57,263     $12,909
                                                         =======   =======      ======    =======   =======     =======

  Generally, because of the long-term nature of our leases, the historically low growth in rental rates for our product, and the straight-line treatment of contractual increases over the life of a lease, we do not expect substantial increases in rental income from our existing rental portfolio. Rather, we expect growth in overall portfolio rental income as new properties are added to our rental portfolio over time.

 Sales Revenue

  Our commercial development business has increased gain from property sales for the three and six months ended June 30, 2000, over the same periods in 1999 (see construction activity chart for 2000 and 1999 at page 24). Gains on property sales were $19.1 million and $30.6 million for the three and six months ended June 30, 2000, respectively, as compared to $9.8 million and $22.7 million, respectively, for the three and six months ended 1999 (see discussion of Variability in Results at Page 22).

                                                          Three Months Ended                   Six Months Ended
                                                               June 30,                            June 30,
                                                             2000        1999   Difference       2000       1999   Difference
                                                         --------    --------   ----------   --------   --------   ----------
                                                                  (In thousands)                      (In thousands)
Commercial sales:
  Building sales:
    Sales proceeds.....................................  $ 49,216    $ 41,422      $ 7,794   $ 59,193   $ 53,125     $  6,068
    Cost of sales......................................   (32,859)    (37,157)       4,298    (40,890)   (47,742)       6,852
                                                         --------    --------      -------   --------   --------     --------
     Gain..............................................    16,357       4,265       12,092     18,303      5,383       12,920
                                                         --------    --------      -------   --------   --------     --------
  Land sales:
    Sales proceeds.....................................     8,891      14,754       (5,863)    28,904     19,151        9,753
    Cost of sales......................................    (6,415)     (9,889)       3,474    (17,255)   (12,184)      (5,071)
                                                         --------    --------      -------   --------   --------     --------
     Gain..............................................     2,476       4,865       (2,389)    11,649      6,967        4,682
                                                         --------    --------      -------   --------   --------     --------
  Other sales:
    Sales proceeds.....................................     1,184       2,724       (1,540)     2,405     44,797      (42,392)
    Cost of sales......................................      (892)     (2,055)       1,163     (1,765)   (34,403)      32,638
                                                         --------    --------      -------   --------   --------     --------
     Gain..............................................       292         669         (377)       640     10,394       (9,754)
                                                         --------    --------      -------   --------   --------     --------
       Total gain on property sales....................  $ 19,125    $  9,799      $ 9,326   $ 30,592   $ 22,744     $  7,848
                                                         ========    ========      =======   ========   ========     ========

  The commercial property sales for the three months ended June 30, 2000 and 1999, include the closings of the sale of 836,000 square feet and 808,000 square feet, respectively, of industrial building space and associated land plus 27.2 and 83.4 acres, respectively, of improved land capable of supporting 0.5 and 1.6 million square feet of commercial development. For the six months ended June 30, 2000 and 1999, commercial property sales include the sale closings of 1,103,000 and 908,000 square feet, respectively, of industrial building space plus 69.1 and 108 acres, respectively, of improved land capable of supporting
1.4 and 2.1 million square feet of commercial development.

  "Other sales" in the table above includes a sale by one of our joint ventures of an apartment project in San Diego, California, in 1999; there were no property sales from our operating joint ventures in 2000. The 2000 "Other sales" includes the sale of 541 acres of leased land that we had acquired during 1998.

  Following is a summary of property sales under contract but not closed:

                                                                                  June 30,
                                                                              2000        1999
                                                                            -------     -------
                                                                              (In thousands)
  Sales under contract, but not closed.................................     $55,827     $53,615
                                                                            =======     =======


 Management and Development Fees

  In past years, a major source of fee income was a contract to manage and sell the non-railroad real estate assets of a major railroad company. As anticipated, most of the railroad's inventory of managed assets has been sold in accordance with the customer's goals. Additionally, we have decided not to pursue renewal of this contract when it expires on December 31, 2000. Consequently, we expect that management fees and the related selling, general and administrative expenses will decline in 2001.


 Selling, General and Administrative Expenses

  The increase in selling, general and administrative expenses of $1.6 million and $3.2 million for the three and six months ended June 30, 2000, respectively, as compared to the same periods in 1999, is primarily from the additional staffing required to pursue new development activities, increased sales activity, and financing activities.


 Interest

  Interest expense for the three and six months ended June 30, 2000, approximated that of the same periods in 1999.

  Following is a summary of interest incurred:

                                                             Three Months Ended                   Six Months Ended
                                                                  June 30,                            June 30,
                                                               2000       1999     Difference      2000       1999    Difference
                                                              -------    -------   ----------    -------    -------   ----------
                                                                      (In thousands)                      (In thousands)
  Total interest incurred.................................    $14,117    $14,128      $   (11)   $27,708    $28,425      $  (717)
  Interest capitalized....................................     (2,916)    (3,217)         301     (5,930)    (6,650)         720
                                                              -------    -------      -------    -------    -------      -------
  Interest expensed.......................................    $11,201    $10,911      $   290    $21,778    $21,775      $     3
                                                              =======    =======      =======    =======    =======      =======

  Previously capitalized interest included in
     cost of sales.........................................   $ 1,740    $ 2,750      $(1,010)   $ 2,211    $ 3,282      $(1,071)
                                                              =======    =======      =======    =======    =======      =======

 Minority Interests

  In June 1999, we formed a consolidated venture comprised of a group of operating properties and sold 10% of this consolidated venture's stock to a minority investor.


Residential:

  The Residential segment acquires and develops mainly single-family residential property. EBDDT primarily consists of gains from sales of lots and completed homes.

                                                                  Three Months                       Six Months Ended
                                                                 Ended  June 30,                         June 30,
                                                                2000         1999   Difference        2000       1999   Difference
                                                            --------      -------   -----------   --------   --------   ----------
                                                                      (In thousands)                        (In thousands)
  Rental properties income (loss).......................    $   (63)      $    84      $  (147)   $    182   $    165     $     17
                                                            --------      -------      --------   --------   --------     --------

  Property sales and fee services:
  Sales revenue.........................................      47,687       11,555        36,132     92,497     27,021       65,476
  Cost of property sold.................................     (34,083)      (7,394)      (26,689)   (70,669)   (17,888)     (52,781)
                                                            --------      -------      --------   --------   --------     --------
     Gain on property sales.............................      13,604        4,161         9,443     21,828      9,133       12,695
  Management and development fees.......................         228          562          (334)       468        688         (220)
  Equity in earnings of development joint
    ventures, net.......................................       1,720        4,287        (2,567)     2,832      4,442       (1,610)
  Selling, general and administrative expenses..........      (5,045)      (3,705)       (1,340)   (10,574)    (6,854)      (3,720)
  Other.................................................      (7,232)         281        (7,513)    (6,733)       469       (7,202)
                                                            --------      -------      --------   --------   --------     --------
                                                               3,275        5,586        (2,311)     7,821      7,878          (57)
                                                            --------      -------      --------   --------   --------     --------
  Interest expense......................................          (6)         (47)           41        (22)       (48)          26
  Minority interests....................................        (321)          --          (321)      (370)         9         (379)
                                                            --------      -------      --------   --------   --------     --------
        Pre-tax EBDDT...................................    $  2,885      $ 5,623      $ (2,738)  $  7,611   $  8,004     $  (393)
                                                            ========      =======      ========   ========   ========     ========

     Our Residential segment has increased gain from property sales for the three and six months ended June 30, 2000, as compared to the same periods in 1999. Gain on residential property sales for the three months ended June 30, 2000 resulted from the closings of 128 homes and 20 lots, compared to the closings of 19 homes and 9 lots in 1999. For the six months ended June 30, 2000 gain on residential property sales resulted from the closings of 279 homes and 38 lots, compared to the closings of 61 homes and 9 lots for the same period in 1999.

  In July, we sold a majority of its home building assets to a newly formed limited liability company managed by Brookfield Homes of California, Inc. for $139 million in cash and a retained interest in the new company valued at $22.5 million. Under the agreement, we will receive 55% of our retained interest in early 2001 and anticipate receiving the balance plus 35% of the associated profits in cash over the next 24 to 36 months as homes are built and sold. Consequently, no further earnings from home building activities are expected beyond the third quarter of 2000, except those related to the new joint venture as noted here.

  Equity in earnings of development joint ventures, net, decreased $2.6 million and $1.6 million for the three and six months ended June 30, 2000, respectively, as compared to the same periods in 1999. The decreases were primarily due to a decreased sales volume at Serrano and Ridgemoor. The joint ventures closed 108 lots and 411 lots for the periods three months ended and six months ended June 30, 2000, respectively, as compared to 364 lots and 14 homes for the three months ended June 30, 1999 and 383 lots and 20 homes for the six months ended June 30, 1999.

                                                            Three Months Ended              Six Months Ended
                                                                June 30,                         June 30,
PROPERTY SALES:                                              2000      1999    Difference    2000       1999    Difference
                                                           --------   -------  ----------  --------   --------  ----------
                                                                   (In thousands)                 (In thousands)
Wholly Owned
Homes:
 Sales proceeds..........................................  $ 22,557   $ 9,000  $ 13,557   $ 54,768   $ 24,254   $ 30,514
 Cost of sales...........................................   (17,874)   (6,266)  (11,608)   (44,245)   (16,760)   (27,485)
                                                           --------   -------  ---------  --------   --------   --------
  Gain...................................................     4,683     2,734     1,949     10,523      7,494      3,029
                                                           --------   -------  ---------  --------   --------   --------
Lots:
 Sales proceeds..........................................    11,860     2,555     9,305     13,997      2,767     11,230
 Cost of sales...........................................    (4,775)   (1,128)   (3,647)    (5,350)    (1,128)    (4,222)
                                                           --------   -------  ---------  --------   --------   --------
  Gain...................................................     7,085     1,427     5,658      8,647      1,639      7,008
                                                           --------   -------  ---------  --------   --------   --------
Joint Ventures--Consolidated
Homes:
 Sales proceeds..........................................    13,270        --    13,270     23,732         --     23,732
 Cost of sales...........................................   (11,434)       --   (11,434)   (21,074)        --    (21,074)
                                                           --------   -------  ---------  --------   --------   --------
  Gain...................................................     1,836        --     1,836      2,658         --      2,658
                                                           --------   -------  ---------  --------   --------   --------
Total gain on property sales.............................  $ 13,604   $ 4,161  $  9,443   $ 21,828   $  9,133   $ 12,695
                                                           ========   =======  =========  ========   ========   ========

EQUITY IN EARNINGS OF DEVELOPMENT JOINT VENTURES:

Homes:
 Sales proceeds..........................................  $     --   $ 8,449  $ (8,449)  $     --   $ 11,777   $(11,777)
 Cost of sales...........................................        --    (6,268)    6,268         --     (8,855)     8,855
                                                           --------   -------  --------   --------   --------   --------
  Gain...................................................        --     2,181    (2,181)        --      2,922     (2,922)
Lots:
 Sales proceeds..........................................    20,936    27,355    (6,419)    48,977     47,711      1,266
 Cost of sales...........................................   (15,906)  (18,973)    3,067    (36,667)   (33,877)    (2,790)
  Gain...................................................     5,030     8,382    (3,352)    12,310     13,834     (1,524)
Gain from development joint ventures.....................     5,030    10,563    (5,533)    12,310     16,756     (4,446)
Less: ventures partners' interest........................    (3,310)   (6,276)    2,966     (9,478)   (12,314)     2,836
Total equity in earnings of development joint
 ventures................................................  $  1,720   $ 4,287  $ (2,567)  $  2,832   $  4,442   $ (1,610)

  Following is a summary of property sales under contract but not closed:

                                                                June 30,
                                                            2000         1999
                                                          -------       -------
                                                             (In thousands)

Owned projects and consolidated joint ventures:

  Units(1)  ............................................. $   653       $74,419
                                                          =======       =======
  Lots  ................................................. $12,584       $ 6,371
                                                          =======       =======
Unconsolidated joint venture projects(2)

  Units  ................................................ $    --       $12,991
                                                          =======       =======
  Lots  ................................................. $18,444       $17,920
                                                          =======       =======

------------------
(1) Does not reflect sales backlog of $114.9 million included in the sale of home building assets (see Note 9).
(2) The amounts shown are 100% of the gross sales price; we are entitled to receive 25%-67% of the net profits from these joint ventures.

  Selling, General and Administrative Expenses

The increases in selling, general and administrative of $1.3 million and $3.7 million for the periods three and six months ended June 30, 2000, respectively, as compared to the same periods in 1999, are primarily attributable to increases in selling activity. We expect selling, general and administrative expenses to increase in the next quarter, but decrease thereafter, because of the sale of the home building assets (see Note 9).


 Interest

  Following is a summary of interest incurred:

                                                                  Three Months                      Six Months Ended
                                                                 Ended  June 30,                        June 30,
                                                               2000          1999     Difference      2000      1999    Difference
                                                             -------       -------   ------------   -------   -------   ----------
                                                                       (In thousands)                       (In thousands)
  Total interest incurred................................    $ 2,851       $ 1,595        $ 1,256   $ 5,726   $ 2,339      $ 3,387
  Interest capitalized...................................     (2,845)       (1,548)        (1,297)   (5,704)   (2,291)      (3,413)
                                                             -------       -------        -------   -------   -------      -------
  Interest expensed......................................    $     6       $    47        $   (41)  $    22   $    48      $   (26)
                                                             =======       =======        =======   =======   =======      =======

  Previously capitalized interest included
    In cost of sales.....................................    $ 1,681       $  (311)       $ 1,992   $ 3,765   $   830      $ 2,935
                                                             =======       =======        =======   =======   =======      =======

    The increase in interest incurred was offset by an increase in capitalized interest related to higher development activity. For the six months ended June 30, 2000, the Residential segment started construction on 387 residential units, as compared to 268 units during the same period in 1999 from its owned and consolidated joint venture projects. We expect a decline in interest cost relating to the home building business as the result of the sale of the home building assets (see Note 9).

 Other

    "Other" increased for the three and six months ended June 30, 2000, as compared to the same periods in 1999, due to a $7.0 million reserve provided for certain estimated losses related to cost overruns on a fixed price contract for a development project. Because performance of the contract is not yet complete, the estimate of losses is subject to revision as we complete performance. The factors listed in the Forward-Looking Information and Risk Factors Section, including particularly costs of materials and labor, construction conditions, performance or nonperformance of obligations by third parties, labor strikes, and construction delays, could affect the estimate.

Urban Development:

     The Urban Development segment entitles and develops urban mixed-use sites in San Francisco, Los Angeles, and San Diego.


                                                              Three Months Ended                Six Months Ended
                                                                   June 30,                        June 30,
                                                                2000      1999     Difference     2000    1999     Difference
                                                              -------   --------   ----------   -------  -------   ----------
                                                                      (In thousands)                   (In thousands)
Rental properties:
    Rental revenue..........................................  $ 3,614   $ 2,820        $ 794   $ 7,404   $ 5,796       $1,608
    Property operating costs................................   (1,840)   (1,547)        (293)   (3,491)   (3,212)        (279)
                                                              -------   -------        -----   -------   -------       ------
                                                                1,774     1,273          501     3,913     2,584        1,329
                                                              -------   -------        -----   -------   -------       ------
Property sales and fee services:
    Management and development fees.........................      325       552         (227)      618       600           18
    Selling, general and administrative expenses............     (558)       --         (558)   (1,047)     (143)        (904)
    Other...................................................       --       (62)          62       (43)     (107)          64
                                                              -------   -------        -----   -------   -------       ------
                                                                 (233)      490         (723)     (472)      350         (822)
                                                              -------   -------        -----   -------   -------       ------
  Interest expense..........................................     (498)     (205)        (293)     (754)     (382)        (372)
                                                              -------   -------        -----   -------   -------       ------
     Pre-tax EBDDT..........................................  $ 1,043   $ 1,558        $(515)  $ 2,687   $ 2,552       $  135
                                                              =======   =======        =====   =======   =======       ======

  Rental Building Occupancy:                                       June 30,
  (In thousands and square feet, except percentages)            2000      1999
                                                              -------   -------
  Owned.....................................................    1,003     1,205
  Occupied..................................................      953     1,111
  Occupancy percentage......................................     95.0%     92.2%

  Rental Revenue less Property Operating Costs

     The increases in rental revenue less property operating costs for the three and six months ended June 30, 2000, as compared to the same periods in 1999 are primarily because of higher parking related revenue at Mission Bay in San Francisco and lower property taxes. Rental revenue less property operating costs from this segment is primarily generated from interim income-producing uses of properties intended for mixed-use development. Income provided from this pool of interim rental uses will decrease as development occurs on these sites. Future income from the Urban Development segment will be generated from development activities and will include rental income and sales gains. We expect such income to commence in late 2000 or early 2001.

  Selling, General and Administrative Expenses

     The increases of $561,000 and $904,000 for the three and six month periods ended June 30, 2000, respectively, as compared to the same periods in 1999, are primarily attributable to changes in overall staffing and employee related expenses.


Corporate:

     Corporate items consist of certain interest and administrative costs reduced by costs capitalized to other business segments.

  Interest

     Corporate interest consists primarily of contra-interest expense resulting from the fact that the Residential segment had qualifying assets which provided for the capitalization of more interest than directly incurred by that segment. This resulted in the capitalization of interest incurred by other segments.

                                                              Three Months Ended                    Six Months Ended
                                                                   June 30,                             June 30,
                                                               2000        1999    Difference        2000       1999     Difference
                                                             -------     -------   ----------      -------    --------   ----------
                                                                     (In thousands)                       (In thousands)
 Interest................................................    $   952     $ 1,523        $(571)     $ 1,982    $ 3,159      $(1,177)
 Corporate administrative costs..........................     (3,460)     (3,750)         290       (7,720)    (7,594)        (126)
 Other...................................................       (888)     (1,379)         491         (752)    (1,345)         593
                                                             -------     -------        -----      -------    -------      -------
    Pre-tax EBDDT........................................    $(3,396)    $(3,606)       $ 210      $(6,490)   $(5,780)     $  (710)
                                                             =======     =======        =====      =======    =======      =======

  Corporate Administrative Costs

     Corporate administrative costs consist primarily of general and administrative expenses. General and administrative expenses for the three months ended June 30, 2000, approximated those of 1999.

  Items Not Included in EBDDT by Segment

     Gain (Loss) on Sales of Non-Strategic Assets

     Gain (loss) on sales of non-strategic assets was ($0.2) million and $2.9 million for the three months ended June 30, 2000 and 1999, respectively and $27.5 million and $3.9 million for the six months ended June 30, 2000 and 1999. The increase for the six months ended June 30, 2000 as compared to 1999 is because of the closing of the first phase of a major desert land sale. The first phase of the desert land sale generated $25 million in sales proceeds in the three months ended March 31, 2000. The second phase of the desert land sale closed in July 2000, and generated additional sales proceeds of $20 million, which will be included in the results of operations for the nine months ending September 30, 2000.

     From 1995 through June 30, 2000, we sold almost $300 million of non-strategic assets as part of a program of selling non-strategic assets, with the proceeds used to pay down a portion of existing debt and fund new development. With the closing of the second phase in July, this program is substantially complete. At quarter end, the most significant remaining non-strategic asset is our desert portfolio of approximately 543,000 acres.

     Variability in Results

     We expect the variability of our quarterly and annual EBDDT and net income to continue. The timing of development sales and sales of non-strategic assets have resulted in significant variability in our historic operating results, particularly on a quarterly basis. Many of our projects require a lengthy process to complete the development cycle before they are sold. Sales of real estate assets are generally subject to lengthy negotiations and contingencies that need to be resolved before closing. These factors tend to "bunch" income in particular periods rather than producing a more even pattern throughout a year. In addition, gross margins vary significantly as the mix of properties varies. The cost basis of the properties sold varies because a number of properties have been owned for many years while some properties were acquired within the last few years; because properties are owned in various geographical locations; and because development projects have varying infrastructure and build-out periods.

Liquidity and Capital Resources

  Cash flows from operating activities

     Cash provided by operating activities reflected in the statement of cash flows for the six months ended June 30, 2000 and 1999, was $96.1 million and $18.2 million, respectively. The increase in 2000 consists primarily of an increase of $42.9 million in proceeds from sales of development, non-strategic, and other properties, a $14.3 million increase in rental properties results, a $37.1 million decrease in expenditures for development properties, and $12.7 million change in operating assets and liabilities and other operating activities. These were partially offset by $20.4 million lower operating distributions from joint ventures and $10.0 million higher income tax payments.


  Cash flows from investing activities

     Net cash used in investing activities reflected in the statement of cash flows for the six months ended June 30, 2000 and 1999, was $168.8 million and $142.5 million, respectively. The increase in 2000 consists primarily of an increase of $30.9 million in short-term investments and restricted cash, an increase of $25.9 million in capital expenditures for investment properties, and an increase of $20.8 million in net proceeds from sales of other assets. These were offset by a decrease of $8.0 million in property acquisitions and a decrease of $1.6 million in other investing activities.

  Capital expenditures reflected in the statement of cash flows include the following:

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                 2000               1999
                                                                               --------           --------
                                                                                       (In thousands)
Capital Expenditures from Operating Activities(1)
  Capital expenditures for residential and commercial development
    properties..........................................................        $ 71,544            $ 90,207
  Residential property acquisitions.....................................          21,579              39,363
  Capitalized interest and property tax.................................           6,290               6,894
                                                                                --------            --------
    Capital expenditures for development properties.....................          99,413             136,464
    Other property acquisition..........................................              --                 289
                                                                                --------            --------
    Capital expenditures in cash flows for operating activities.........          99,413             136,753
  Seller-financed acquisitions..........................................              --               1,155
                                                                                --------            --------
    Total capital expenditures in operating activities..................          99,413             137,908
                                                                                --------            --------
  Capital Expenditures from Investing Activities(2)
  Construction and building improvements................................          49,928              21,036
  Capital lease construction and building improvements..................          14,530              16,237
  Predevelopment........................................................           3,449               5,425
  Infrastructure and other..............................................          23,341              22,067
  Capitalized interest and property tax.................................           7,679               8,302
                                                                                --------            --------
    Capital expenditures for investment properties......................          98,927              73,067
  Commercial property acquisitions......................................           9,724              17,709
  Tenant improvements...................................................           3,977               1,140
                                                                                --------            --------
    Capital expenditures in investing activities........................         112,628              91,916
  Seller-financed acquisitions..........................................           1,702                  --
                                                                                --------            --------
  Total capital expenditures in investing activities....................         114,330              91,916
                                                                                --------            --------
     Total capital expenditures.........................................        $213,743            $229,824
                                                                                ========            ========

------------------
(1) This category includes capital expenditures for properties we intend to build to sell.
(2) This category includes capital expenditures for properties we intend to hold for our own account.

  Capital expenditures for development properties--This item relates to the development of residential and commercial for-sale development properties. The decrease from 1999 to 2000 is primarily because of the decrease in both residential and commercial for-sale development activity; however, we increased the development activity on properties we intend to hold for our own account.

  For the six-month period ended June 30, 2000, we started construction on 387 residential units and completed 209 units, compared to 268 starts and 68 completions during the same period in 1999.

  Construction, capital lease construction and building improvements--This item relates primarily to the development of new commercial properties held for lease and improvements to existing buildings. This development activity is summarized below:

                                                             Three Months Ended           Six Months Ended
                                                                   June 30,                   June 30,
                                                             2000           1999         2000            1999
                                                           --------       --------     --------        --------
                                                              (In square feet)          (In square feet)
  Under construction, beginning of period                    4,371,000     4,385,000     4,641,000      5,037,000
  Construction starts                                        1,970,000     1,225,000     2,658,000      1,566,000
  Completed--retained in portfolio                          (1,379,000)     (311,000)   (2,337,000)      (951,000)
  Completed--design/build or sold                                   --      (655,000)           --     (1,008,000)
                                                           -----------     ---------   -----------     ----------
  Under construction, end of period                          4,962,000(1)  4,644,000     4,962,000(1)   4,644,000
                                                           ===========     =========   ===========     ==========

------------------
(1) This includes 1,025,000 square feet of development that we expect to sell upon completion and 3,937,000 square feet that we expect to add to our portfolio upon completion.

  Property Acquisitions--For the six months ended June 30, 2000 and 1999, we invested approximately $33.0 million and $58.5 million, respectively, in the acquisition of new property, either directly or through joint ventures.

  . Residential Acquisitions--In 2000, we invested approximately $21.6 million in the acquisition of residential development property in California, directly or through joint ventures. These acquisitions will support up to 432 homes/lots.

  . Commercial Acquisitions--During the 2nd quarter of 2000, we invested approximately $6.5 million in the acquisition of commercial development land. This acquisition added approximately 1.7 million square feet of potential industrial development in Grand Prairie, Texas.

  Infrastructure and other--These represent infrastructure costs incurred in connection with our urban development and commercial development projects. These costs primarily relate to projects at Woodridge, Illinois; Denver, Colorado; Portland and Gresham, Oregon; Rancho Cucamonga, California; and Mission Bay, San Francisco, California.


 Cash flows from financing activities

  Net cash provided by financing activities reflected in the statement of cash flows for the six months ended June 30, 2000, as compared to the same period in 1999, were $59.1 million and $95.1 million, respectively. The decrease in 2000 is primarily attributable to a decrease of $49.7 million in contributions from minority partners, offset by an increase in net borrowing of $29.0 million; also contributing to the decrease is $18.9 million expended for the purchase of 1,410,700 shares of our stock through June, 2000. In October 1999, the Board of Directors authorized a share repurchase program for up to $50 million of the outstanding common stock. The program has been authorized for a period of one year.


 Capital commitments

  As of June 30, 2000, we had outstanding standby letters of credit and surety bonds in the amount of $137.8 million in favor of local municipalities or financial institutions to guarantee performance on real property improvements or financial obligations.

  As of June 30, 2000, we had approximately $124.3 million in total commitments for capital expenditures. These commitments are primarily for the construction of industrial development projects, predevelopment costs, and re-leasing costs.


 Cash balances, available borrowings, and capital resources

  As of June 30, 2000, we had a total liquidity of $307.2 million, of which $105.3 million is restricted cash. The non-restricted liquidity of $201.9 million consists of $21.8 million in cash and cash equivalents, $174.0 million under our credit facilities, and $6.1 million under our commercial construction facilities.

  Our short- and long-term liquidity and capital resources requirements will be provided from three main sources: (1) ongoing income from rental properties, (2) proceeds from sales of developed properties and land, and (3) additional debt. As noted above, credit and construction loan facilities are available for meeting liquidity requirements. Our ability to meet our mid- and long-term capital requirements is dependent upon the ability to obtain additional financing for new construction, acquisitions, and currently unencumbered properties. Financing on favorable terms may not always be available.

  Debt covenants--Certain loan agreements contain restrictive financial covenants, the most restrictive of which require our debt coverage ratio to be at least 1.60:1, require stockholders' equity to be no less than $489.2 million, and require that we maintain certain other specified financial ratios. We were in compliance with all such covenants at June 30, 2000.

Environmental Matters

  Many of our properties are in urban and industrial areas and may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We incur ongoing environmental remediation costs and legal costs relating to cleanup, defense of litigation, and the pursuit of responsible third parties. Costs incurred in connection with operating properties and with properties previously sold are expensed. As of June 30, 2000, management has provided a reserve of $9.6 million for environmental costs relating to such properties. These costs are expected to be incurred over the next several years, with a substantial portion incurred over the next few years (see Note 8 of the accompanying consolidated financial statements for further discussion).

  Costs incurred for properties to be sold are deferred and will be charged to cost of sales when the properties are sold. Costs relating to undeveloped properties are capitalized as part of development costs. At June 30, 2000, our estimate of potential liability for identified environmental costs relating to properties to be developed or sold ranged from $10.6 million to $24.7 million. These costs generally will be capitalized as they are incurred over the course of the estimated development period of approximately 20 years. Environmental costs capitalized for the six months ended June 30, 2000, totaled $0.3 million.

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

 . Competition in the real estate industry. There is the potential for overbuilding in the major metropolitan areas in which our properties are concentrated, which could, in the long term, adversely affect the value of our projects such as, for example, Mission Bay. The build-out of these projects and the period of time in which tenants' options to purchase are exercisable is likely to occur over a period of time that exceeds the historically typical length of the real estate cycle. Consequently, at the time of an economic downturn those projects may still include significant undeveloped land, which may be more severely affected by a downturn.

 . Availability of financing to meet our capital needs, the variability of interest rates, and our ability to use our collateral to secure loans. The success of our large land development projects (such as Mission Bay, Pacific Commons, and Stapleton Business Center) depends in part on completing and financing their infrastructure in a timely and cost-effective manner. Similarly, our ongoing development and land acquisition activities will require significant capital. In addition, although much of our financing is currently at favorable interest rates, we expect to make substantial borrowings in 2000 and beyond at rates that may be substantially higher than our current financings. Also, we expect to seek substantial construction financing, which may be more difficult to obtain than permanent financing because it is more difficult for the lender to underwrite without an income stream in place. We may attempt to hedge our exposure to interest rate change; nevertheless, it may not be possible to implement hedging strategies, or the strategies, once implemented, might not be successful.

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

 . Tight labor markets. Labor markets have grown increasingly tight with unemployment at historically low levels, especially in California, and this detracts from our ability to find, attract, retain, and replace skilled professionals, and increases the cost of labor. As our level of activity continues to grow, the success of those activities is dependent on retaining key personnel and hiring new employees with appropriate skills and experience. If we are unable to compete successfully to hire and retain personnel, our plans could be affected.

 .  Limitations on or challenges to title to our properties.

 . Risks related to the performance and financial strength of the co-owners of our joint venture projects.

 . Changes in policies and practices of organized labor groups who may work on our projects.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

  Our primary market risk exposure is interest rate risk. The majority of our financial instruments are not considered market risk sensitive instruments, as they are not subject to foreign exchange rate risk or commodity price risk. At June 30, 2000, we did not have any outstanding interest-protection contracts. We intend continuously to monitor and actively to manage interest costs on our variable rate debt and may enter into interest-protection contracts based on market fluctuations.

  At June 30, 2000, approximately 72.5% of our debt bore interest at fixed rates with a weighted average maturity of approximately 8.0 years and a weighted average effective interest of approximately 6.89%, which is below market. Therefore, unless there were a drastic decrease in interest rates, the fair value of our fixed-rate debt would not be adversely affected. The remainder of our debt bears interest at variable rates with a weighted average maturity of approximately 1.4 years and a weighted average effective interest rate of approximately 9.57% at June 30, 2000. To the extent that we incur additional variable rate indebtedness, our exposure to increases in interest rates in an inflationary period would increase. If effective interest rates increased 100 basis points, the annual effect on our financial position and cash flow would be approximately $2.6 million, based on the outstanding balance of our debt at June 30, 2000. We believe, however, that in no event would increases in interest expense as a result of inflation significantly affect our financial position, results of operations, or cash flow.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on May 2, 2000, stockholders voted as follows with respect to the election of directors:

     Nominees                   Votes For   Votes Withheld
     Joseph F. Alibrandi        98,853,488         332,895
     Stephen F. Bollenbach      84,678,387      14,507,996
     Daryl J. Carter            98,856,284         330,099
     Richard D. Farman          98,853,564         332,819
     Christine Garvey           98,855,622         330,761
     William M. Kahane          98,852,036         334,347
     Leslie D. Michelson        98,852,155         334,228
     Nelson C. Rising           98,858,175         328,208
     Jacqueline R. Slater       98,857,303         329,080
     Thomas M. Steinberg        98,858,036         328,347
     Beverly Benedict Thomas    98,855,421         330,962

     In addition, the Company's stockholders approved the 2000 Performance Award Plan, which, among other things, authorizes the issuance of up to 5.75 million shares of the Company's common stock for stock options and other share-based awards and also provides for cash-based awards. There were 87,127,530 shares voted for this proposal and 2,869,169 shares voted against it, with 212,152 shares abstaining.


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



                         CATELLUS DEVELOPMENT CORPORATION



Date:  August 11, 2000          By: /s/ C. William Hosler
                                   -----------------------
                                   C. William Hosler
                                   Senior Vice President
                                   Chief Financial Officer
                                   Principal Financial Officer



Date:  August 11, 2000          By: /s/ Paul A. Lockie
                                   ------------------------
                                   Paul A. Lockie
                                   Vice President and Controller
                                   Principal Accounting Officer

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

10.5 Registrant's Amended and Restated 1996 Performance Award Plan is incorporated by reference to Exhibit 10.14 to the Form 10-Q for the quarter ended March 31, 1999.

10.6 Registrant's 2000 Performance Award Plan is incorporated by reference to Appendix A to the Proxy Statement for the Registrant's 2000 Annual meeting dated March 16, 2000.

10.7  Registrant's Deferred Compensation Plan is incorporated by reference to
      Exhibit 10.21 to the Form 10-K for the year ended December 31, 1997.

10.8A Second Amended and Restated Employment Agreement dated as of October 1,
      1999, between the Registrant and Nelson C. Rising is incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ended December 31, 1999.

10.8B Employment Agreement dated July 24, 1995, between the Registrant and
      Stephen P. Wallace is incorporated by reference to Exhibit 10.37 to the Form 10-K for the year ended December 31, 1995.

10.9 Letter Agreement dated November 16, 1996, between the Registrant and Steve Wallace is incorporated by reference to Exhibit 10.49 to the Form 10-K for the year ended December 31, 1996.

10.10 Amended and Restated Employment Agreement dated September 16, 1997, between the Registrant and Kathleen Smalley is incorporated by reference to Exhibit 10.17 to the Form 10-K for the year ended December 31, 1997.

10.11 Rights Agreement dated as of December 16, 1999, between the Registrant and American Stock Transfer and Trust Company is incorporated by reference to
      Exhibit 4.1 to the Form 8-K as filed with the Commission on December 28, 1999.

27    Financial Data Schedule is attached.

The Registrant has omitted instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10 percent of the assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of such instrument to the Commission upon request.