Form 10-Q
period 2000-09-30
CATELLUS DEVELOPMENT CORP
filed 2000-11-14
CIK 865937

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                        -------------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended September 30, 2000                Commission file number 0-18694


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


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of November 8, 2000, there were 106,082,594 issued and outstanding shares of the Registrant's Common Stock.

================================================================================

                        CATELLUS DEVELOPMENT CORPORATION

                                     INDEX


                                                                                                   Page No.
PART I.  FINANCIAL INFORMATION
        Item 1  Financial Statements (Unaudited)
                Consolidated Balance Sheet as of September 30, 2000, and December 31, 1999 ............   2
                Consolidated Statement of Operations for the three months and nine months ended
                 September 30, 2000 and 1999 ..........................................................   3
                Consolidated Statement of Cash Flows for the nine months ended
                 September 30, 2000 and 1999 ..........................................................   4
                Notes to Consolidated Financial Statements ............................................   5

        Item 2  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ..................................................  15

        Item 3. Quantitative and Qualitative Disclosures about Market Risk ............................  29

PART II.  OTHER INFORMATION ...........................................................................  30

SIGNATURES ............................................................................................   31

EXHIBIT INDEX .........................................................................................   32

                                     PART I

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                        CATELLUS DEVELOPMENT CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                                                              September 30,      December 31,
                                                                                                  2000              1999
                                                                                              ------------       -----------
                                                                                                        (Unaudited)

Assets

Properties............................................................................         $1,968,327       $1,944,017
Less accumulated depreciation.........................................................           (309,577)        (294,846)
                                                                                               ----------       ----------
                                                                                                1,658,750        1,649,171
Other assets and deferred charges, net................................................             98,434           93,021
Notes receivable, less allowance......................................................             28,791           32,890
Accounts receivable, less allowance...................................................             16,238           24,820
Restricted cash and investments.......................................................             86,389           19,565
Cash and cash equivalents.............................................................            115,389           35,410
                                                                                               ----------       ----------
        Total.........................................................................         $2,003,991       $1,854,877
                                                                                              ===========       ==========

Liabilities and stockholders' equity

Mortgage and other debt...............................................................         $  924,167       $  875,564
Accounts payable and accrued expenses.................................................             76,291           92,791
Deferred credits and other liabilities................................................             46,848           58,751
Deferred income taxes.................................................................            235,587          185,592
                                                                                               ----------       ----------
     Total liabilities................................................................          1,282,893        1,212,698
                                                                                               ----------       ----------

Commitments and contingencies (Note 8)

Minority interests....................................................................             52,854           51,207
                                                                                               ----------       ----------

Stockholders' equity
  Common stock, 108,056 and 107,185 shares issued and 106,059 and 107,185
    shares outstanding at September 30, 2000 and December 31, 1999, respectively......              1,081            1,072
  Paid-in capital.....................................................................            493,017          483,503
  Treasury stock, at cost (1,997 shares at September 30, 2000)........................            (28,660)              --
  Accumulated earnings................................................................            202,806          106,397
                                                                                               ----------       ----------
     Total stockholders' equity.......................................................            668,244          590,972
                                                                                               ----------       ----------
        Total.........................................................................         $2,003,991       $1,854,877
                                                                                               ==========       ==========


                 See notes to consolidated financial statements

                       CATELLUS DEVELOPMENT CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)


                                                                              Three Months Ended      Nine Months Ended
                                                                                 September 30,          September 30,
                                                                               2000       1999        2000         1999
                                                                            ---------   ---------   ---------    ---------
                                                                                (Unaudited)               (Unaudited)
Rental properties
  Rental revenue..........................................................  $  52,523   $ 43,081   $ 153,179     $ 125,851
  Property operating costs................................................    (14,251)   (11,897)    (40,640)      (34,655)
  Equity in earnings of operating joint ventures, net.....................      1,324      1,517       7,913         8,106
                                                                            ---------   --------   ---------     ---------
                                                                               39,596     32,701     120,452        99,302
                                                                            ---------   --------   ---------     ---------
Property sales and fee services
  Sales revenue...........................................................    213,190     98,123     396,189       242,217
  Cost of sales...........................................................   (172,512)   (77,013)   (292,894)     (189,230)
                                                                            ---------   --------   ---------     ---------
     Gain on property sales...............................................     40,678     21,110     103,295        52,987
  Management and development fees.........................................      2,749      3,936       9,342        10,611
  Equity in earnings of development joint ventures, net...................      9,238      3,239      12,084         7,658
  Selling, general and administrative expenses............................    (14,249)    (5,564)    (33,581)      (17,038)
  Other, net..............................................................     (3,043)    (1,840)     (7,963)            7
                                                                            ---------   --------   ---------     ---------
                                                                               35,373     20,881      83,177        54,225
                                                                            ---------   --------   ---------     ---------

Interest expense..........................................................    (12,957)   (10,404)    (33,529)      (29,450)
Depreciation and amortization.............................................    (11,661)   (10,039)    (33,910)      (28,623)
Corporate administrative costs............................................     (3,656)    (3,727)    (11,376)      (11,321)
Gain on non-strategic asset sales.........................................     18,662      2,529      46,131         6,419
Other, net................................................................       (743)       116      (1,495)       (1,229)
                                                                            ---------   --------   ---------     ---------
  Income before minority interests and income taxes.......................     64,614     32,057     169,450        89,323

Minority interests........................................................     (5,294)        45      (8,768)           54
                                                                            ---------   --------   ---------     ---------

  Income before income taxes..............................................     59,320     32,102     160,682        89,377
                                                                            ---------   --------   ---------     ---------

Income tax expense
  Current.................................................................     (2,378)    (2,054)    (12,255)      (11,264)
  Deferred................................................................    (21,338)   (10,922)    (52,018)      (24,800)
                                                                            ---------   --------   ---------     ---------
                                                                              (23,716)   (12,976)    (64,273)      (36,064)
                                                                            ---------   --------   ---------     ---------

  Net income..............................................................  $  35,604   $ 19,126   $  96,409     $  53,313
                                                                            =========   ========   =========     =========

  Net income per share
     Basic................................................................  $    0.34   $   0.18   $    0.90     $    0.50
                                                                            =========   ========   =========     =========
     Assuming dilution....................................................  $    0.33   $   0.18   $    0.89     $    0.49
                                                                            =========   ========   =========     =========

  Average number of common shares outstanding - basic.....................    106,039    107,085     106,723       106,964
                                                                            =========   ========   =========     =========
  Average number of common shares outstanding - diluted...................    109,398    109,266     108,884       109,261
                                                                            =========   ========   =========     =========


                 See notes to consolidated financial statements

                       CATELLUS DEVELOPMENT CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)


                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                                2000                  1999
                                                                                           ---------------       ---------------
                                                                                                        (Unaudited)
Cash flows from operating activities:
 Net income.......................................................................           $  96,409              $  53,313
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization..................................................              33,910                 28,623
   Deferred income taxes..........................................................              52,018                 24,800
   Amortization of deferred loan fees and other costs.............................               4,822                  3,344
   Equity in earnings of joint ventures...........................................             (19,997)               (15,764)
   Operating distributions from joint ventures....................................               8,167                 32,512
   Gain on sales of investment properties.........................................             (20,614)               (10,270)
   Cost of development properties and non-strategic assets sold...................             270,236                158,449
   Capital expenditures for development properties................................            (132,358)              (183,396)
   Other property acquisitions....................................................                  --                   (289)
   Other, net.....................................................................               5,866                   (864)
  Change in operating assets and liabilities......................................              (9,763)                 7,671
                                                                                             ---------              ---------
Net cash provided by operating activities.........................................             288,696                 98,129
                                                                                             ---------              ---------
Cash flows from investing activities:
  Proceeds from sales of investment properties....................................              34,680                 13,926
  Property acquisitions...........................................................             (34,969)               (50,290)
  Capital expenditures for investment properties..................................            (164,301)              (148,257)
  Tenant improvements.............................................................              (4,824)                (1,851)
  Distributions from joint ventures...............................................              15,600                     --
  Contributions to joint ventures.................................................              (6,699)               (10,496)
  Restricted cash.................................................................             (66,824)                 6,658
                                                                                             ---------              ---------
Net cash used in investing activities.............................................            (227,337)              (190,310)
                                                                                             ---------              ---------
Cash flows from financing activities:
  Borrowings......................................................................             291,935                229,969
  Repayment of borrowings.........................................................            (245,034)              (193,582)
  Contributions from (distributions to) minority partners, net....................              (7,121)                46,900
  Repurchase of common stock......................................................             (28,660)                    --
  Proceeds from issuance of common stock..........................................               7,500                  2,269
                                                                                             ---------              ---------
Net cash provided by financing activities.........................................              18,620                 85,556
                                                                                             ---------              ---------
Net increase (decrease) in cash and cash equivalents..............................              79,979                 (6,625)
Cash and cash equivalents at beginning of period..................................              35,410                 52,975
                                                                                             ---------              ---------
Cash and cash equivalents at end of period........................................           $ 115,389              $  46,350
                                                                                             =========              =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest (net of amount capitalized)...........................................           $  27,733              $  25,628
   Income taxes...................................................................           $  18,049              $  10,118

                 See notes to consolidated financial statements

                       CATELLUS DEVELOPMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000
                                  (Unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS

     Catellus Development Corporation, together with its consolidated subsidiaries (the "Company"), is a diversified real estate operating company with a large portfolio of rental properties and developable land that manages and develops real estate for its own account and that of others. Interests of third parties in entities controlled and consolidated by the Company are separately reflected as minority interests in the accompanying balance sheet. The Company's development portfolio of industrial, residential, retail, office, and other projects (owned directly or through joint ventures) is located mainly in major markets in California, Illinois, Texas, Colorado, and Oregon. Additional projects are located in Arizona and Oklahoma. The Company's rental properties consist primarily of industrial facilities, along with a number of office and retail buildings, located primarily in the same states plus Ohio and Kentucky.

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

NOTE 2.  INTERIM FINANCIAL DATA

     The accompanying consolidated financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial information includes all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. Certain prior period financial data have been reclassified to conform to the current period presentation.

     In October, 1999, the Company's Board of Directors authorized a share repurchase program for up to $50 million of the outstanding common stock. Share purchases under the program may be made on the open market or in privately negotiated transactions. The program was authorized for a period of one year, and therefore will expire in October, 2000. As of September 30, 2000, the Company had repurchased 1,997,300 shares at a cost of $28.7 million. The Company's repurchases are reflected as treasury stock utilizing the cost method of accounting and are presented as a reduction to consolidated stockholders' equity.


NOTE 3.  RESTRICTED CASH AND INVESTMENTS

     Of the total restricted cash and investments of $86.4 million at September 30, 2000, $79.2 million represents proceeds from property sales being held in separate cash accounts at trust companies in order to preserve the Company's options of reinvesting the proceeds on a tax-deferred basis. In addition, restricted investments of $7.2 million at September 30, 2000 represent certificates of deposits used to guarantee lease performance for certain properties that secure debt.

NOTE 4.  INCOME PER SHARE

     Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock and equivalents outstanding during the period (see table below for effect of dilutive securities).

                                                                         Three Months Ended September 30,
                                                        ----------------------------------------------------------------------
                                                                         2000                                1999
                                                        ------------------------------------  ------------------------------------
                                                                                 Per Share                            Per Share
                                                           Income      Shares      Amount       Income      Shares      Amount
                                                        ----------  ---------- --------------  ---------  ---------- -------------
                                                                          (In thousands, except per share data)
Net income...........................................     $35,604    106,039     $0.34           $19,126    107,085     $0.18
                                                                                 =====                                  =====
Net effect of dilutive securities: stock options.....          --      3,359                          --      2,181
                                                          -------    -------                     -------    -------
Net income assuming dilution.........................     $35,604    109,398     $0.33           $19,126    109,266     $0.18
                                                          =======    =======     =====           =======    =======     =====
                                                                             Nine Months Ended September 30,
                                                        --------------------------------------------------------------------------
                                                                        2000                                 1999
                                                        -------------------------------------  -----------------------------------
                                                                                 Per Share                            Per Share
                                                          Income      Shares      Amount        Income      Shares      Amount
                                                        ----------  ---------- --------------  ---------  ---------- -------------
                                                                           (In thousands, except per share data)
Net income...........................................     $96,409    106,723     $0.90          $53,313    106,964     $0.50
                                                                                 =====                                 =====
Net effect of dilutive securities: stock options.....          --      2,161                         --      2,297
                                                          -------    -------                    -------    -------
Net income assuming dilution.........................     $96,409    108,884     $0.89          $53,313    109,261     $0.49
                                                          =======    =======     =====          =======    =======     =====


NOTE 5.  MORTGAGE AND OTHER DEBT

     Mortgage and other debt at September 30, 2000, and December 31, 1999, are summarized as follows:

                                                                               September 30,       December 31,
                                                                                   2000                1999
                                                                               -------------       ------------
                                                                                        (In thousands)
First mortgage loans....................................................          $623,581           $589,056
Term loan-secured.......................................................           122,116             12,612
Acquisition secured promissory notes....................................            43,850             44,022
Construction and acquisition loans-secured/(1)/.........................            63,902             83,266
Assessment district bonds...............................................            25,144             24,845
Secured promissory notes................................................            21,360             21,360
Industrial capital lease................................................            14,985              6,852
Other loans.............................................................             9,229              9,416
Secured revolving credit line...........................................                --             48,135
Unsecured revolving credit lines/(1)/...................................                --             36,000
                                                                                  --------           --------
 Total mortgage and other debt..........................................          $924,167           $875,564
                                                                                  ========           ========
Due within one year.....................................................          $ 34,633           $132,317
                                                                                  ========           ========


     In September 2000, the Company closed a $157.9 million variable rate (LIBOR plus 1.8%) secured term loan, maturing in September 2005. At September 30, 2000, $109.6 million was drawn and the Company expects the remaining $48.3 million to be funded upon the satisfaction of certain conditions. It is anticipated that a majority of these funds will be funded in the fourth quarter, 2000.

/(1)/ In July, 2000, a total of approximately $68 million of debt was paid from the initial cash proceeds from the sale of the home building assets of the Company (see Note 9).

     In July and August 2000, the Company closed three variable rate (LIBOR plus 2.0%) secured construction loans with a total capacity of $30.8 million, maturing at various dates from May through August 2002. These loans had outstanding balances of $22.2 million at September 30, 2000.

     In October 2000, the Company closed a $168.7 million variable rate (LIBOR plus 2.0%) secured term loan, maturing in October 2002. At closing, $121.6 million was funded; the Company expects the remaining $47.1 million to be funded upon the satisfaction of certain conditions.

     Interest costs relating to mortgage and other debt for the three-month and nine-month periods ended September 30, 2000 and 1999, are summarized as follows:

                                                                Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
                                                                2000        1999              2000           1999
                                                          -------------   --------------   ------------   -------------
                                                                  (In thousands)                 (In thousands)
Total interest incurred..................................     $16,422      $16,777            $ 48,743     $ 48,176
Interest capitalized.....................................      (3,465)      (6,373)            (15,214)     (18,726)
                                                              -------      -------            --------     --------
  Interest expensed......................................     $12,957      $10,404            $ 33,529     $ 29,450
                                                              =======      =======            ========     ========

NOTE 6.  PROPERTIES

     Book value by property type at September 30, 2000 and December 31, 1999, consisted of the following:


                                                                                  September 30,    December 31,
                                                                                      2000            1999
                                                                                 -------------   -------------
                                                                                       (In thousands)
  Rental properties:
     Industrial buildings....................................................     $  799,700      $  739,158
     Office buildings........................................................        203,919         200,760
     Retail buildings........................................................         93,844          92,946
     Land and land leases/(1)/...............................................         54,097          64,071
     Investment in operating joint ventures..................................        (16,660)         (2,916)
                                                                                  ----------      ----------
                                                                                   1,134,900       1,094,019
                                                                                  ----------      ----------
  Developable properties:
     Commercial..............................................................        200,359         193,520
     Residential (see Note 9)................................................         45,496         116,118
     Urban development.......................................................        343,092         323,859
     Investment in development joint ventures................................         73,764          47,925
                                                                                  ----------      ----------
                                                                                     662,711         681,422
                                                                                  ----------      ----------
  Work-in-process:
     Commercial..............................................................         76,978          52,207
     Commercial--capital lease...............................................         50,680          13,038
     Residential (see Note 9)................................................          7,144          65,154
                                                                                  ----------      ----------
                                                                                     134,802         130,399
                                                                                  ----------      ----------
  Resources..................................................................          2,719           4,952
  Other......................................................................         33,195          33,225
                                                                                  ----------      ----------
  Gross book value...........................................................      1,968,327       1,944,017
  Accumulated depreciation...................................................       (309,577)       (294,846)
                                                                                  ----------      ----------
  Net book value.............................................................     $1,658,750      $1,649,171
                                                                                  ==========      ==========

/(1)/ This category includes $25.8 million of land which the Company intends to sell.

NOTE 7.  SEGMENT REPORTING

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting which disaggregates its business by type. The Company has four reportable segments: Commercial, Residential, Urban Development, and Corporate. The Commercial segment leases and manages the company-owned commercial buildings and land leases, develops real estate for the Company's own account or for third parties, and acquires and sells developable land and commercial buildings. The Residential segment is involved in community development, project management and, historically, home building activities (see additional discussion regarding the sale of the home building assets at Note 9, Sale of Home Building Assets). The Urban Development segment entitles and develops major mixed-use development sites, which include development for residential, office, retail, and entertainment purposes. The Corporate segment consists of administrative and other services.

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

     Financial data by reportable segment is as follows:

                                                                                         Urban
                                                       Commercial     Residential     Development   Corporate      Total
                                                       ----------     -----------     -----------  -----------     -----
                                                                                    (In thousands)
Three Months Ended September 30, 2000

Rental properties:

Rental revenue.......................................    $ 49,050   $       -- /(1)/    $ 3,473   $        --   $  52,523
Property operating costs.............................     (12,267)          -- /(1)/     (1,984)           --     (14,251)
Equity in earnings of operating joint ventures,
 net.................................................       1,324           --               --            --       1,324
                                                         --------    ---------          -------   -----------   ---------
                                                           38,107           --            1,489            --      39,596
                                                         --------    ---------          -------   -----------   ---------
Property sales and fee services:
Sales revenue........................................      30,468      182,722               --            --     213,190
Cost of sales........................................     (17,752)    (154,760)              --            --    (172,512)
                                                         --------    ---------          -------   -----------   ---------
  Gain on property sales.............................      12,716       27,962               --            --      40,678
Management and development fees......................       2,647           89               13            --       2,749
Equity in earnings of development joint
 ventures, net.......................................          --        9,238               --            --       9,238
Selling, general and administrative expenses.........      (3,730)      (9,981)            (538)           --     (14,249)
Other................................................       1,318       (4,426)              65            --      (3,043)
                                                         --------    ---------          -------   -----------   ---------
                                                           12,951       22,882             (460)           --      35,373
                                                         --------    ---------          -------   -----------   ---------
Interest expense.....................................     (12,113)        (581)            (136)         (127)    (12,957)
Corporate administrative costs.......................          --           --               --        (3,656)     (3,656)
Minority interests...................................      (1,551)      (3,743)              --            --      (5,294)
Other................................................          --           --               --          (743)       (743)
Depreciation recapture...............................      (4,289)          --               --            --      (4,289)
                                                         --------    ---------          -------   -----------   ---------
  Pre-tax EBDDT......................................    $ 33,105    $  18,558          $   893   $   (4,526)      48,030
                                                         ========    =========          =======   ===========
Current taxes........................................                                                              (2,378)
                                                                                                                ---------
EBDDT................................................                                                              45,652
Depreciation and amortization........................                                                             (11,661)
Deferred taxes.......................................                                                             (21,338)
Gain on non-strategic asset sales....................                                                              18,662
Depreciation recapture...............................                                                               4,289
                                                                                                                ---------
  Net Income.........................................                                                           $  35,604
                                                                                                                =========

/(1)/ Certain asset management responsibilities have been transferred to the commercial segment during the quarter and the corresponding results are now classified under "Commercial."

                                                                                      Urban
                                                      Commercial    Residential    Development    Corporate      Total
                                                     ------------  -------------  -------------  -----------    -------
                                                                                  (In thousands)
Three Months Ended September 30, 1999

Rental properties:
Rental revenue.......................................   $ 39,760   $     85         $ 3,236      $       --     $ 43,081
Property operating costs.............................    (10,110)        --          (1,787)             --      (11,897)
Equity in earnings of operating joint ventures,
 net.................................................      1,517         --              --              --        1,517
                                                        --------   --------         -------     -----------     --------
                                                          31,167         85           1,449              --       32,701
                                                        --------   --------         -------     -----------     --------
Property sales and fee services:
Sales revenue........................................     46,918     51,205              --              --       98,123
Cost of sales........................................    (36,615)   (40,398)             --              --      (77,013)
                                                        --------   --------         -------     -----------     --------
  Gain on property sales.............................     10,303     10,807              --              --       21,110
Management and development fees......................      2,970        440             526              --        3,936
Equity in earnings of development joint
 ventures, net.......................................         --      3,239              --              --        3,239
Selling, general and administrative expenses.........     (2,108)    (3,249)           (207)             --       (5,564)
Other................................................         94     (1,888)            (46)             --       (1,840)
                                                        --------   --------         -------     -----------     --------
                                                          11,259      9,349             273              --       20,881
                                                        --------   --------         -------     -----------     --------
Interest expense.....................................    (11,574)       (30)           (241)          1,441      (10,404)
Corporate administrative costs.......................         --         --              --          (3,727)      (3,727)
Minority interests...................................         --         45              --              --           45
Other................................................         --         --              --             116          116
Depreciation recapture...............................     (4,290)        --              --              --       (4,290)
                                                        --------   --------         -------     -----------     --------
  Pre-tax EBDDT......................................   $ 26,562   $  9,449         $ 1,481      $   (2,170)       35,322
                                                        ========   ========         =======     ===========
Current taxes........................................                                                             (2,054)
                                                                                                                --------
EBDDT................................................                                                             33,268
Depreciation and amortization........................                                                            (10,039)
Deferred taxes.......................................                                                            (10,922)
Gain on non-strategic asset sales....................                                                              2,529
Depreciation recapture...............................                                                              4,290
                                                                                                                --------
  Net Income.........................................                                                           $ 19,126
                                                                                                                ========

                                                                                         Urban
                                                       Commercial    Residential       Development    Corporate      Total
                                                      -----------    -----------       -----------    ---------      -----
                                                                                      (In thousands)
Nine Months Ended September 30, 2000

Rental properties:
Rental revenue.......................................   $142,115      $     187  (1)     $10,877      $      --    $ 153,179
Property operating costs.............................    (35,160)            (5) (1)      (5,475)            --      (40,640)
Equity in earnings of operating joint ventures,
 net.................................................      7,913             --               --             --        7,913
                                                        --------      ---------          -------      ---------    ---------
                                                         114,868            182            5,402             --      120,452
                                                        --------      ---------          -------      ---------    ---------
Property sales and fee services:
Sales revenue........................................    120,970        275,219               --             --      396,189
Cost of sales........................................    (67,465)      (225,429)              --             --     (292,894)
                                                        --------      ---------          -------      ---------    ---------
  Gain on property sales.............................     53,505         49,790               --             --      103,295
Management and development fees......................      8,154            557              631             --        9,342
Equity in earnings of development joint
 ventures, net.......................................         14         12,070               --             --       12,084
Selling, general and administrative expenses.........    (11,441)       (20,555)          (1,585)            --      (33,581)
Other................................................      3,174        (11,159)              22             --       (7,963)
                                                        --------      ---------          -------      ---------    ---------
                                                          53,406         30,703             (932)            --       83,177
                                                        --------      ---------          -------      ---------    ---------
Interest expense.....................................    (33,891)          (603)            (890)         1,855      (33,529)
Corporate administrative costs.......................         --             --               --        (11,376)     (11,376)
Minority interests...................................     (4,655)        (4,113)              --             --       (8,768)
Other................................................         --             --               --         (1,495)      (1,495)
Depreciation recapture...............................    (14,486)            --               --             --      (14,486)
                                                        --------      ---------          -------      ---------    ---------
  Pre-tax EBDDT......................................   $115,242      $  26,169          $ 3,580       $(11,016)     133,975
                                                        ========      =========          =======      =========
Current taxes........................................                                                                (12,255)
                                                                                                                   ---------
EBDDT................................................                                                                121,720
Depreciation and amortization........................                                                                (33,910)
Deferred taxes.......................................                                                                (52,018)
Gain on non-strategic asset sales....................                                                                 46,131
Depreciation recapture...............................                                                                 14,486
                                                                                                                   ---------
  Net Income.........................................                                                              $  96,409
                                                                                                                   =========

/(1)/ Certain asset management responsibilities have been transferred to the commercial segment during the quarter and the corresponding results are now classified under "Commercial."

                                                                                       Urban
                                                       Commercial   Residential     Development     Corporate        Total
                                                      -----------   -----------     -----------     ---------        -----
                                                                                    (In thousands)
Nine Months Ended September 30, 1999

Rental properties:
Rental revenue.......................................   $ 116,569     $    250        $ 9,032      $         --    $ 125,851
Property operating costs.............................     (29,656)          --         (4,999)               --      (34,655)
Equity in earnings of operating joint ventures,
 net.................................................       8,106           --             --                --        8,106
                                                        ---------     --------        -------      ------------    ---------
                                                           95,019          250          4,033                --       99,302
                                                        ---------     --------        -------      ------------    ---------
Property sales and fee services:
Sales revenue........................................     163,991       78,226             --                --      242,217
Cost of sales........................................    (130,944)     (58,286)            --                --     (189,230)
                                                        ---------     --------        -------      ------------    ---------
  Gain on property sales.............................      33,047       19,940             --                --       52,987
Management and development fees......................       8,357        1,128          1,126                --       10,611
Equity in earnings of development joint
 ventures, net.......................................         (23)       7,681             --                --        7,658
Selling, general and administrative expenses.........      (6,585)     (10,103)          (350)               --      (17,038)
Other................................................       1,579       (1,419)          (153)               --            7
                                                        ---------     --------        -------      ------------    ---------
                                                           36,375       17,227            623                --       54,225
                                                        ---------     --------        -------      ------------    ---------
Interest expense.....................................     (33,349)         (78)          (623)            4,600      (29,450)
Corporate administrative costs.......................          --           --             --           (11,321)     (11,321)
Minority interests...................................          --           54             --                --           54
Other................................................          --           --             --            (1,229)      (1,229)
Depreciation recapture...............................      (4,290)          --             --                --       (4,290)
                                                        ---------     --------        -------      ------------    ---------
  Pre-tax EBDDT......................................   $  93,755     $ 17,453        $ 4,033      $     (7,950)      107,291
                                                        =========     ========        =======      ============
Current taxes........................................                                                                (11,264)
                                                                                                                   ---------
EBDDT................................................                                                                 96,027
Depreciation and amortization........................                                                                (28,623)
Deferred taxes.......................................                                                                (24,800)
Gain on non-strategic asset sales....................                                                                  6,419
Depreciation recapture...............................                                                                  4,290
                                                                                                                   ---------
  Net Income.........................................                                                              $  53,313
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

     Some of the legal actions to which the Company is a party seek to restrain actions related to the development process or challenge title to or possession of the Company's properties. Typically, such actions, if successful, would not result in significant financial liability for the Company but might instead prevent the completion of the development process or the completion of the development process as originally planned.

     Inherent in the operations of the real estate business is the possibility that environmental liability may arise from the current or past ownership, or current or past operation, of real properties. The Company may be required in the future to take action to correct or reduce the environmental effects of prior disposal or release of hazardous substances by third parties, the Company, or its corporate predecessors. Future environmental costs are difficult to estimate because of such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's potential liability in proportion to that of other potentially responsible parties, and the extent to which such costs are recoverable from insurance. Also, the Company does not generally have access to properties sold in the past that could create environmental liabilities.

     At September 30, 2000, management estimates that future costs for remediation of environmental contamination on operating properties and properties previously sold approximate $9.9 million and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next several years. Management also estimates that similar costs relating to the Company's properties to be developed or sold may range from $25.5 million to $39.5 million. These amounts will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years, or will be deferred and charged to cost of sales when the properties are sold. The Company's estimates were developed based on reviews which took place over several years based upon then-prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs.

     In connection with the acquisition of property, an indirect subsidiary of the Company has entered into an agreement with the California Department of Toxic Substance Control to perform certain work to investigate and remedy hazardous materials left behind by the previous operators of the site. The Company has guaranteed completion of the work with a limited liability of $22 million. The Company has contracted for the completion of the work and obtained insurance to cover various cost overruns.

     As of September 30, 2000, the Company has outstanding standby letters of credit and surety bonds in the amount of $127 million in favor of local municipalities or financial institutions to guarantee performance on construction of real property improvements or financial obligations. Additionally, the Company guarantees 50% of a secured loan associated with a joint venture investment; the outstanding balance of the loan was $21.4 million as of September 30, 2000.

NOTE 9.  SALE OF HOME BUILDING ASSETS

     In July, 2000, the Company's residential subsidiary sold approximately 830 lots, with a book value of $125.8 million, to a newly formed limited liability company managed by Brookfield Homes of California, Inc., for $139 million in cash and a retained interest in the new company valued at $22.5 million. Approximately $77 million of the initial cash proceeds were used for debt repayment, closing costs and other expenses related to the sale of the home building operations. The remaining proceeds were added to the Company's working capital to be used for general corporate purposes. Under the agreement, the Company's residential subsidiary will receive in cash approximately 55% of its retained interest in early 2001 and anticipates receiving the balance plus 35% of the associated profits in cash over the next 24 to 36 months as homes are built and sold.

     In the third quarter, the Company recorded a $14.4 million gain related to this transaction and recognized an additional $2.0 million in equity earnings of the limited liability company.

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

Summary EBDDT for the three months and nine months ended September 30, 2000 and 1999

                                       Three Months Ended       Nine Months Ended
                                          September 30,            September 30,
                                        2000       1999         2000          1999
                                        ----       ----         ----          ----
                                        (In thousands)            (In thousands)
Commercial.........................   $33,105    $26,562      $115,242      $ 93,755
Residential........................    18,558      9,449        26,169        17,453
Urban Development..................       893      1,481         3,580         4,033
Corporate..........................    (4,526)    (2,170)      (11,016)       (7,950)
                                      -------    -------      --------      --------
  Pre-tax EBDDT....................    48,030     35,322       133,975       107,291
Current taxes......................    (2,378)    (2,054)      (12,255)      (11,264)
                                      -------    -------      --------      --------
Total..............................   $45,652    $33,268      $121,720      $ 96,027
                                      =======    =======      ========      ========


Commercial:

     The Commercial segment acquires and develops suburban commercial business parks for our own account and the account of others. EBDDT primarily consists of rental income for buildings owned and sales gains from properties sold.


                                                          Three Months Ended                    Nine Months Ended
                                                             September 30,                         September 30,
                                                           2000         1999     Difference      2000       1999      Difference
                                                         --------     --------   ----------    --------   ---------   ----------
                                                                   (In thousands)                       (In thousands)
Rental properties:
Rental revenue.......................................   $ 49,050     $ 39,760     $  9,290    $142,115   $ 116,569     $ 25,546
Property operating costs.............................    (12,267)     (10,110)      (2,157)    (35,160)    (29,656)      (5,504)
Equity in earnings of operating joint ventures,
 net.................................................      1,324        1,517         (193)      7,913       8,106         (193)
                                                        --------     --------     --------    --------   ---------     --------
                                                          38,107       31,167        6,940     114,868      95,019       19,849
                                                        --------     --------     --------    --------   ---------     --------
Property sales and fee services:
Sales revenue........................................     30,468       46,918      (16,450)    120,970     163,991      (43,021)
Cost of property sold/(1)/...........................    (22,041)     (40,905)      18,864     (81,951)   (135,234)      53,283
                                                        --------     --------     --------    --------   ---------     --------
  Gain on property sales.............................      8,427        6,013        2,414      39,019      28,757       10,262
Management and development fees......................      2,647        2,970         (323)      8,154       8,357         (203)
Equity in earnings of development joint ventures,
 net.................................................         --           --           --          14         (23)          37
Selling, general and administrative expenses.........     (3,730)      (2,108)      (1,622)    (11,441)     (6,585)      (4,856)
Other................................................      1,318           94        1,224       3,174       1,579        1,595
                                                        --------     --------     --------    --------   ---------     --------
                                                           8,662        6,969        1,693      38,920      32,085        6,835
                                                        --------     --------     --------    --------   ---------     --------
Interest expense.....................................    (12,113)     (11,574)        (539)    (33,891)    (33,349)        (542)
Minority interests...................................     (1,551)          --       (1,551)     (4,655)         --       (4,655)
                                                        --------     --------     --------    --------   ---------     --------
     Pre-tax EBDDT...................................   $ 33,105     $ 26,562     $  6,543    $115,242   $  93,755     $ 21,487
                                                        ========     ========     ========    ========   =========     ========
Rental Building Occupancy:                                    September 30,
(In thousands and square feet, except percentages)          2000         1999
                                                         --------     --------
Owned................................................     26,371       23,432
Occupied.............................................     25,491       21,392
Occupancy percentage.................................       96.7%        91.3%

------------------
/(1)/ Included in cost of property sold for the three and nine months ended
      September 30, 2000, is $4.3 million and $14.5 million, as compared to $4.3 million in the same periods in 1999 respectively, of depreciation recapture, which is included in net income, but not EBDDT.

 Rental Revenue Less Property Operating Costs

     Rental revenue less operating costs has increased $7.1 million and $20.0 million for the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999, mainly because of additions of buildings and rental increases on Same Space, partially offset by properties sold. We added a net 2.9 million square feet to our rental portfolio from October 1999 to September 2000. Properties that were owned and operated for the entire current period and the immediate preceding year are referred to as "Same Space." The change in rental revenue less operating costs for the three and nine months ended September 30, 2000 and 1999, is summarized as follows:

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                       September 30,
                                                           2000      1999     Difference      2000       1999    Difference
                                                         -------   -------    ----------    --------    -------  ----------
                                                                (In thousands)                    (In thousands)
  Rental revenue less operating costs:
  Same Space..........................................   $24,229   $22,671     $ 1,558    $ 71,853    $67,705     $ 4,148
  Properties added to portfolio.......................     8,506     2,428       6,078      21,263      3,799      17,464
  Properties sold from portfolio......................        30     1,519      (1,489)      2,635      5,106      (2,471)
  Land and land leases................................     4,018     3,032         986      11,204     10,303         901
                                                         -------   -------     -------    --------    -------     -------
                                                         $36,783   $29,650     $ 7,133    $106,955    $86,913     $20,042
                                                         =======   =======     =======    ========    =======     =======

     Generally, because of the long-term nature of our leases, the low growth in rental rates for our product, and the straight-line treatment of contractual increases over the life of a lease, we do not expect substantial increases in rental income from our existing rental portfolio. Rather, we expect growth in overall portfolio rental income as new properties are added to our rental portfolio over time.

 Sales Revenue

     Our commercial development business has increased gain from property sales for the three and nine months ended September 30, 2000, over the same periods in 1999 (see construction activity chart for 2000 and 1999 at page 24). Gains on property sales were $8.4 million and $39.0 million for the three and nine months ended September 30, 2000, respectively, as compared to $6.0 million and $28.8 million, respectively, for the three and nine months ended September 30, 1999 (see discussion of Variability in Results at Page 22).

                                                          Three Months Ended                     Nine Months Ended
                                                              September 30,                         September 30,
                                                            2000        1999      Difference      2000       1999     Difference
                                                          --------    --------    -----------   --------   --------   ----------
                                                                      (In thousands)                       (In thousands)
  Commercial sales:
  Building sales:
    Sales proceeds.....................................   $ 13,349    $ 37,617      $(24,268)   $ 72,542   $ 90,742     $(18,200)
    Cost of sales......................................     (9,574)    (32,220)       22,646     (50,464)   (79,962)      29,498
                                                          --------    --------      --------    --------   --------     --------
     Gain..............................................      3,775       5,397        (1,622)     22,078     10,780       11,298
                                                          --------    --------      --------    --------   --------     --------
  Land sales:
    Sales proceeds.....................................     15,428       6,572         8,856      44,331     25,723       18,608
    Cost of sales......................................    (11,193)     (6,560)       (4,633)    (28,448)   (18,745)      (9,703)
                                                          --------    --------      --------    --------   --------     --------
     Gain..............................................      4,235          12         4,223      15,883      6,978        8,905
                                                          --------    --------      --------    --------   --------     --------
  Other sales:
    Sales proceeds.....................................      1,691       2,729        (1,038)      4,097     47,526      (43,429)
    Cost of sales......................................     (1,274)     (2,125)          851      (3,039)   (36,527)      33,488
                                                          --------    --------      --------    --------   --------     --------
     Gain..............................................        417         604          (187)      1,058     10,999       (9,941)
                                                          --------    --------      --------    --------   --------     --------
       Total gain on property sales....................   $  8,427    $  6,013      $  2,414    $ 39,019   $ 28,757     $ 10,262
                                                          ========    ========      ========    ========   ========     ========

     The commercial property sales for the three months ended September 30, 2000 and 1999 include the closings of the sale of 218,000 square feet and 609,000 square feet, respectively, of new commercial building space and associated land plus improved land capable of supporting 2.6 million and 0.4 million square feet of commercial development. For the nine months ended September 30, 2000 and 1999, commercial property sales include the sale closings of 1.2 million and 1.3 million square feet, respectively, of commercial building space plus improved land capable of supporting 4.0 million and 2.1 million square feet of commercial development.

     "Other sales" in the table above includes a sale by one of our joint ventures of an apartment project in San Diego, California, in 1999; there were no property sales from our operating joint ventures in 2000. The 2000 "Other sales" includes the sale of 662 acres of leased land as compared to 659 acres in 1999, that we had acquired during 1998.

     Following is a summary of property sales under contract but not closed:

                                                                               September 30,
                                                                              2000        1999
                                                                            -------     -------
                                                                               (In thousands)
  Sales under contract, but not closed.................................     $55,585     $69,553
                                                                            =======     =======


 Management and Development Fees

     In past years, a major source of fee income was a contract to manage and sell the non-railroad real estate assets of a major railroad company. As anticipated, most of the railroad's inventory of managed assets has been sold in accordance with the customer's goals. We decided not to pursue renewal of this contract when it expires on December 31, 2000. Consequently, we expect that management fees and the related selling, general and administrative expenses will decline in 2001.

 Selling, General and Administrative Expenses

     The increase in selling, general and administrative expenses of $1.6 million and $4.9 million for the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999, is primarily from the additional staffing required to pursue new development activities, increased sales activity, and financing activities.

 Interest

     Increase in interest incurred and capitalized in 2000 is due to higher levels of development activity. The increase in interest expense is primarily because of the completed buildings added to our portfolio. We anticipate interest to increase as we closed a financing in late September 2000 and another one in October 2000.

     Following is a summary of interest incurred:

                                                             Three Months Ended                   Nine Months Ended
                                                                September 30,                       September 30,
                                                               2000       1999     Difference      2000      1999     Difference
                                                              -------    -------   ----------    -------    -------   ----------
                                                                        (In thousands)                     (In thousands)
  Total interest incurred.................................    $15,395    $13,808      $ 1,587    $43,103    $42,233     $ 870
  Interest capitalized....................................     (3,282)    (2,234)      (1,048)    (9,212)    (8,884)     (328)
                                                              -------    -------      -------    -------    -------     -----
  Interest expensed.......................................    $12,113    $11,574      $   539    $33,891    $33,349     $ 542
                                                              =======    =======      =======    =======    =======     =====
  Previously capitalized interest included in
    cost of sales.........................................    $ 1,220    $ 1,116      $   104    $ 3,430    $ 4,398     $(968)
                                                              =======    =======      =======    =======    =======     =====

Minority Interests

  In June 1999, we formed a consolidated venture composed of a group of operating properties and sold 10% of this consolidated venture's stock to a minority investor.

Residential:

  In the past, the Residential segment acquired and developed mainly single-family residential property. Because of the sale of the majority of our home building assets, as discussed below, prospectively this segment will concentrate on land development of residential sites via direct investments and joint ventures. EBDDT consists primarily of gains from sales of lots and completed homes.


                                                            Three Months Ended                         Nine Months Ended
                                                               September 30,                              September 30,
                                                             2000         1999       Difference      2000        1999     Difference
                                                          ---------     --------     -----------   ---------   --------   ----------
                                                                     (In thousands)                         (In thousands)
  Rental properties income..............................  $       --     $     85     $    (85)     $     182   $    250   $    (68)
                                                          ----------     --------     ---------     ---------   --------   ---------
  Property sales and fee services:
  Sales revenue.........................................     182,722       51,205       131,517       275,219     78,226    196,993
  Cost of property sold.................................    (154,760)     (40,398)     (114,362)     (225,429)   (58,286)  (167,143)
                                                           ---------     --------     ---------     ---------   --------  ---------
     Gain on property sales.............................      27,962       10,807        17,155        49,790     19,940     29,850
  Management and development fees.......................          89          440          (351)          557      1,128       (571)
  Equity in earnings of development joint
    ventures, net.......................................       9,238        3,239         5,999        12,070      7,681      4,389
  Selling, general and administrative expenses..........      (9,981)      (3,249)       (6,732)      (20,555)   (10,103)   (10,452)
  Other.................................................      (4,426)      (1,888)       (2,538)      (11,159)    (1,419)    (9,740)
                                                           ---------     --------     ---------     ---------   -------- ----------
                                                              22,882        9,349        13,533        30,703     17,227     13,476
                                                           ---------     --------     ---------     ---------   -------- ----------
  Interest expense......................................        (581)         (30)         (551)         (603)       (78)      (525)
  Minority interests....................................      (3,743)          45        (3,788)       (4,113)        54     (4,167)
                                                           ---------     --------     ---------     ---------   --------  ---------
        Pre-tax EBDDT...................................   $  18,558     $  9,449     $   9,109     $  26,169   $ 17,453  $   8,716
                                                           =========     ========     =========     =========   ========  =========

     In July, we sold a majority of our home building assets to a newly formed limited liability company managed by Brookfield Homes of California, Inc. for $139 million in cash and a retained interest in the new company (the
"LLC") valued at $22.5 million. Under the agreement, we will receive in cash approximately 55% of our retained interest in early 2001. Of the $22.5 million retained interest, we recognized $2.0 million as part of "Equity in Earnings of Development Joint Ventures, Net" as of September 30, 2000. We expect to recognize the remaining $20.5 million retained interest and 35% of our share of profits from the LLC ratably as homes/lots are sold over the next 24 to 36 months. Consequently, no further earnings from home building activities are expected beyond the third quarter of 2000, except those related to the new joint venture as noted here.

     Included in gain on property sales for the quarter is $14.4 million from the sale of our home building assets to the LLC, as well as $10.2 million, before deduction of approximately $4 million in minority interest, from the sale of an 80-lot site, and $3.4 million resulting from the closings of 357 lots and 82 homes compared to the closings of 124 homes in 1999. For the nine months ended September 30, 2000 gain on residential property sales resulted from the closings of 296 homes and 395 lots, compared to the closings of 185 homes and 9 lots for the same period in 1999.

     Equity in earnings of development joint ventures, net, increased $6.0 million and $4.4 million for the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. The increases were primarily due to increased sales volume at Serrano and Talega. The joint ventures closed 798 lots and 1,209 lots for the periods three months ended and nine months ended September 30, 2000, respectively, as compared to 234 lots and 9 homes for the three months ended September 30, 1999 and 765 lots and 29 homes for the nine months ended September 30, 1999. The increase also includes $2.0 million from the "LLC" unit sales.


                                                            Three Months Ended                      Nine Months Ended
                                                              September 30                            September 30,
                                                            2000           1999         Difference    2000        1999    Difference
                                                          ---------     ---------       ----------    ----        ----    ----------
                                                              (In thousands)                        (In thousands)
EQUITY IN EARNINGS OF DEVELOPMENT JOINT VENTURES:
 Sales proceeds..........................................  $ 72,491      $ 32,072       $ 40,419    $121,468    $105,918   $ 15,550
 Cost of sales...........................................   (55,600)      (25,092)       (30,508)    (92,267)    (78,553)   (13,714)
                                                           --------      --------       --------     -------    --------   --------
  Gain...................................................    16,891         6,980          9,911      29,201      27,365      1,836
Minority interest and other..............................    (7,653)       (3,741)        (3,912)    (17,131)    (19,684)     2,553
                                                           --------      --------       --------     -------    --------   --------
Total equity in earnings of development joint
 ventures................................................  $  9,238      $  3,239       $  5,999      12,070    $  7,681   $  4,389
                                                           ========      ========       ========     =======    ========   ========

  Following is a summary of property sales under contract but not closed (deposits were collected from these contracts, and some deposits are non-refundable; however, some of these sales under contracts may not close):

                                                               September 30,
                                                             2000          1999
                                                            -------       -------
                                                               (In thousands)
Owned projects and consolidated joint ventures:
  Units/(1)/.....................................            $14,541        $60,827
                                                             =======        =======
  Lots...........................................            $    --        $ 6,370
                                                             =======        =======
Unconsolidated joint venture projects/(1)/.......
  Units..........................................            $    --        $ 7,592
                                                             =======        =======
  Lots...........................................            $27,488        $ 9,866
                                                             =======        =======

------------------
/(1)/ The amounts shown are 100% of the gross sales price; we are entitled to receive 25%-67% of the net profits from these joint ventures.

 Selling, General and Administrative Expenses

The increases in selling, general and administrative of $6.7 million and $10.5 million for the periods three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999, are primarily attributable to the $6.5 million associated with the sale of the home building assets during the quarter and increases in selling activity. We expect selling, general and administrative expenses to decrease in the next quarter because of the completion of the sale of the home building assets.

 Other

  "Other" (expense) increased for the three and nine months ended September 30, 2000, as compared to the same periods in 1999, due to the $4.0 million and $11.0 million reserves provided for certain estimated losses related to cost overruns on a fixed price contract for a development project during the three and nine month periods ended September 30, 2000, respectively. Because the resolution of costs is ongoing, the estimate of losses is subject to revision as we complete performance. The factors listed in the Forward-Looking Information and Risk Factors section, including particularly costs of materials and labor, construction conditions, performance or nonperformance of obligations by third parties, labor strikes, and construction delays, could affect the estimate.

 Interest

   Following is a summary of interest incurred:

                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30,                     September 30,
                                                               2000        1999     Difference     2000       1999     Difference
                                                               ------     -------   -----------   -------    -------   ----------
                                                                      (In thousands)                      (In thousands)
  Total interest incurred................................      $  763     $ 3,820       $(3,057)  $ 6,489    $ 6,159       $  330
  Interest capitalized...................................        (182)     (3,790)        3,608    (5,886)    (6,081)         195
                                                               ------     -------       -------   -------    -------       ------
  Interest expensed......................................      $  581     $    30       $   551   $   603    $    78       $  525
                                                               ======     =======       =======   =======    =======       ======

  Previously capitalized interest included
    In cost of sales.....................................      $1,414     $ 2,300       $ (886)   $ 5,179    $ 3,130       $2,049
                                                               ======     =======       =======   =======    =======       ======

     Interest incurred and capitalized decreased for the three months ended September 30, 2000, primarily because of the sale of the home building assets, as part of the proceeds was used to pay off certain existing debt (see Note 5). Interest for the nine months ended September 30, 2000, approximated that of 1999 as the decrease in the 3rd quarter 2000 because of the sale of the home-building assets is offset by the increase in interest due to higher development activities over the same period in 1999.

 Minority Interest

     Minority interest for the three and nine months ended September 30, 2000, as compared to the same periods in 1999 increased $3.8 million and $4.2 million, respectively, primarily because of the sale of an 80-lot site in San Francisco by a consolidated joint venture.

Urban Development:


The Urban Development segment entitles and develops urban mixed-use sites in San Francisco, Los Angeles, and San Diego. Currently, the majority of development activities are at the Mission Bay project in San Francisco.

                                                                   Three Months Ended                 Nine Months Ended
                                                                      September 30,                      September 30,
                                                                  2000        1999     Difference     2000       1999    Difference
                                                                  ------     -------   -----------   -------    -------  ----------
                                                                         (In thousands)                      (In thousands)
  Rental properties:
    Rental revenue .........................................    $ 3,473     $ 3,236      $  237      $10,877     $ 9,032   $ 1,845
    Property operating costs ...............................     (1,984)     (1,787)       (197)      (5,475)     (4,999)     (476)
                                                                -------     -------      ------      -------     -------   -------
                                                                  1,489       1,449          40        5,402       4,033     1,369
                                                                -------     -------      ------      -------     -------   -------
  Property sales and fee services:
    Management and development fees.........................         13         526        (513)         631       1,126      (495)
    Selling, general and administrative expenses............       (538)       (207)       (331)      (1,585)       (350)   (1,235)
    Other...................................................         65         (46)        111           22        (153)      175
                                                                -------     -------      ------      -------     -------   -------
                                                                   (460)        273        (733)        (932)        623    (1,555)
                                                                -------     -------      ------      -------     -------   -------
  Interest expense..........................................       (136)       (241)        105         (890)       (623)     (267)
                                                                -------     -------      ------      -------     -------   -------
     Pre-tax EBDDT..........................................    $   893     $ 1,481      $ (588)     $ 3,580     $ 4,033   $  (453)
                                                                =======     =======      ======      =======     =======   =======

  Rental Building Occupancy:                                        September 30,
  (In thousands and square feet, except percentages)             2000        1999
                                                                -------     -------
  Owned.....................................................        913       1,176
  Occupied..................................................        835       1,063
  Occupancy percentage......................................       91.5%       90.4%

Rental Revenue less Property Operating Costs

     The increases in rental revenue less property operating costs for the three and nine months ended September 30, 2000, as compared to the same periods in 1999 are primarily because of higher parking related revenue at Mission Bay in San Francisco and lower property taxes. Rental revenue less property operating costs from this segment is generated primarily from interim income-producing uses of properties intended for mixed-use development. Income provided from this pool of interim rental uses will decrease as development occurs on these sites. Future income from the Urban Development segment will be generated from development activities and will include rental income and sales gains. We expect such income to commence in late 2000 or early 2001.

 Selling, General and Administrative Expenses

The increases of $0.3 million and $1.2 million for the three and nine month periods ended September 30, 2000, respectively, as compared to the same periods in 1999, are primarily attributable to changes in overall staffing and employee related expenses. Selling, General and Administrative expenses are expected to continue to increase as we anticipate business activities will increase in 2000 and thereafter.

Corporate:

     Corporate items consist of certain interest and administrative costs reduced by interest costs capitalized to other business segments.

 Interest

     Corporate interest consists primarily of contra-interest expense, because the Residential segment had qualifying assets which provided for the capitalization of more interest than directly incurred by that segment. This resulted in the capitalization of interest incurred by other segments. The decrease of contra-interest expense in 2000 is primarily because of the sale of our home building assets. However, we expect the contra-interest expense to increase in 2001 because of the increase in business activities at our Mission Bay project in San Francisco.

                                                               Three Months Ended                    Nine Months Ended
                                                                  September 30,                        September 30,
                                                               2000        1999    Difference       2000       1999     Difference
                                                             -------     -------   ----------     --------   --------   ----------
                                                                     (In thousands)                       (In thousands)
 Interest (expense)/income...............................    $  (127)    $ 1,441      $(1,568)    $  1,855   $  4,600      $(2,745)
 Corporate administrative costs..........................     (3,656)     (3,727)          71      (11,376)   (11,321)         (55)
 Other...................................................       (743)        116         (859)      (1,495)    (1,229)        (266)
                                                             -------     -------      -------     --------   --------      -------
    Pre-tax EBDDT........................................    $(4,526)    $(2,170)     $(2,356)    $(11,016)  $ (7,950)     $(3,066)
                                                             =======     =======      =======     ========   ========      =======

 Corporate Administrative Costs

Corporate administrative costs consist primarily of general and administrative expenses. General and administrative expenses for the three and nine months ended September 30, 2000, approximated those of 1999.


 Items Not Included in EBDDT by Segment

     Gain (Loss) on Sales of Non-Strategic Assets

     Gain (loss) on sales of non-strategic assets was $18.7 million and $2.5 million for the three months ended September 30, 2000 and 1999, respectively, and $46.1 million and $6.4 million for the nine months ended September 30, 2000 and 1999, respectively. The increase is because of a major desert land sale which generated a total of approximately $45 million in sales proceeds in 2000.

    From 1995 through September 30, 2000, we sold almost $321 million of non-strategic assets as part of a program of selling non-strategic assets, with the proceeds used to pay down a portion of existing debt and fund new development. With the closing in July 2000, this program is substantially complete. At quarter end, the most significant remaining non-strategic asset is our desert portfolio of approximately 363,000 acres.

    Variability in Results

     We expect the variability of our quarterly and annual EBDDT and net income to continue. The timing of development sales and sales of non-strategic assets have resulted in significant variability in our historic operating results, particularly on a quarterly basis. Many of our projects require a lengthy process to complete the development cycle before sale. Sales of real estate assets are generally subject to lengthy negotiations and contingencies that need to be resolved before closing. These factors tend to "bunch" income in particular periods rather than producing a more even pattern throughout a year. In addition, gross margins vary significantly as the mix of properties varies. The cost basis of the properties sold varies because a number of properties have been owned for many years while some properties were acquired within the last few years; because properties are owned in various geographical locations; and because development projects have varying infrastructure and build-out periods.

Liquidity and Capital Resources

 Cash flows from operating activities

     Cash provided by operating activities reflected in the statement of cash flows for the nine months ended September 30, 2000 and 1999, was $288.7 million and $98.1 million, respectively. The increase in 2000 consists primarily of an increase of $174 million in proceeds from sales of development, non-strategic, and other properties, a $21.4 million increase in rental properties results, and a $51.3 million decrease in expenditures for development properties. These were partially offset by $24.3 million lower operating distributions from joint ventures, a $10.3 million increase in gain on sale of investment property, a $4.1 million increase in equity in earnings of joint ventures, and a $17.4 million change in operating assets and liabilities.


 Cash flows from investing activities

     Net cash used in investing activities reflected in the statement of cash flows for the nine months ended September 30, 2000 and 1999, was $227.3 million and $190.3 million, respectively. The increase in 2000 consists primarily of an increase of $73.5 million in restricted cash and an increase of $16.0 million in capital expenditures for investment properties. These were offset by the $15.6 million in distributions from joint ventures, a decrease of $15.3 million in property acquisitions, an increase of $20.8 million in net proceeds from sales of other assets, and a decrease of $0.8 million in other investing activities.

     Capital expenditures reflected in the statement of cash flows include the following:

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                 2000              1999
                                                                               --------          --------
                                                                                     (In thousands)
Capital Expenditures from Operating Activities /(1)/
Capital expenditures for residential and commercial development
    properties..........................................................        $ 98,831          $133,316
  Residential property acquisitions.....................................          26,464            36,945
  Capitalized interest and property tax.................................           7,063            13,135
                                                                                --------          --------
    Capital expenditures for development properties.....................         132,358           183,396
    Other property acquisition..........................................              --               289
                                                                                --------          --------
    Capital expenditures in cash flows for operating activities.........         132,358           183,685
  Seller-financed acquisitions..........................................              --             7,127
                                                                                --------          --------
    Total capital expenditures in operating activities..................         132,358           190,812
                                                                                --------          --------
  Capital Expenditures from Investing Activities/(2)/
  Construction and building improvements................................          65,998            74,721
  Capital lease construction and building improvements..................          46,314            21,761
  Predevelopment........................................................           8,430             9,241
  Infrastructure and other..............................................          32,245            31,828
  Capitalized interest and property tax.................................          11,314            10,706
                                                                                --------          --------
    Capital expenditures for investment properties......................         164,301           148,257
  Commercial property acquisitions......................................          34,969            50,290
  Tenant improvements...................................................           4,824             1,851
                                                                                --------          --------
    Capital expenditures in investing activities........................         204,094           200,398
  Seller-financed acquisitions..........................................           1,702            14,000
                                                                                --------          --------
  Total capital expenditures in investing activities....................         205,796           214,398
                                                                                --------          --------
     Total capital expenditures.........................................        $338,154          $405,210
                                                                                ========          ========

------------------
/(1)/ This category includes capital expenditures for properties we intend to build to sell.
/(2)/ This category includes capital expenditures for properties we intend to hold for our own account.

       Capital expenditures for development properties--This item relates to the development of residential and commercial for-sale development properties. The decrease from 1999 to 2000 is primarily because of the sale of the home building assets.

       Construction, capital lease construction and building improvements--This item relates primarily to the development of new commercial properties held for lease and improvements to existing buildings. This development activity is summarized below:

                                                  Three Months Ended              Nine Months Ended
                                                     September 30,                   September 30,
                                                   2000            1999           2000             1999
                                                   ----            ----           ----             ----
                                                     (In square feet)                (In square feet)
  Under construction, beginning of period        4,962,000       4,644,000     4,641,000         5,037,000
  Construction starts                            1,204,000       1,501,000     3,862,000         3,067,000
  Completed--retained in portfolio                (428,000)     (1,809,000)   (2,765,000)       (2,760,000)
  Completed--design/build or sold                  (80,000)       (693,000)      (80,000)       (1,701,000)
                                               -----------       ----------  -----------        ----------
  Under construction, end of period              5,658,000/(1)/  3,643,000     5,658,000/(1)/    3,643,000
                                               ===========       ==========  ===========        ==========

------------------
/(1)/ This includes 945,000 square feet of development that we expect to sell upon completion and 4,713,000 square feet that we expect to add to our portfolio upon completion.

  Property Acquisitions--For the nine months ended September 30, 2000 and 1999, we invested approximately $63.1 million and $108.7 million, respectively, in the acquisition of new property, either directly or through joint ventures. These acquisitions primarily included $32.0 million of commercial development land which added approximately 778,000 square feet of potential industrial development. Also included was $26.5 million in acquisitions of development property in California, directly or through joint ventures, which will support up to 479 homes/lots.

  Infrastructure and other--These represent infrastructure costs incurred in connection with our urban development and commercial development projects. These costs primarily relate to projects at Woodridge, Illinois; Denver, Colorado; Rancho Cucamonga, California; Fremont, California; and Mission Bay, San Francisco, California.

 Cash flows from financing activities

     Net cash provided by financing activities reflected in the statement of cash flows for the nine months ended September 30, 2000, as compared to the same period in 1999, were $18.6 million and $85.6 million, respectively. The decrease in 2000 is primarily attributable to a net decrease of $54.0 million in contributions from minority partners, offset by an increase in net borrowing of $10.5 million; and an increase of $5.2 million in proceeds from the issuance of common stocks due to the exercise of stock options. Also contributing to the decrease is $28.7 million expended for the purchase of 1,997,300 shares of our stock through September 2000. In October 1999, the Board of Directors authorized a share repurchase program for up to $50 million of the outstanding common stock. The program was authorized for a period of one year, and therefore will expire in October, 2000.


 Capital commitments

     As of September 30, 2000, we had outstanding standby letters of credit and surety bonds in the amount of $127 million in favor of local municipalities or financial institutions to guarantee performance on real property improvements or financial obligations.

     As of September 30, 2000, we had approximately $107.2 million in total commitments for capital expenditures. These commitments are primarily for the construction of industrial development projects, predevelopment costs, and re-leasing costs.


 Cash balances, available borrowings, and capital resources

     As of September 30, 2000, we had a total liquidity of $363.5 million, of which $86.4 million was restricted cash. The non-restricted liquidity of $277.1 million consists of $115.4 million in cash and cash equivalents, $150.0 million under our credit facilities, and $11.7 million under our commercial construction facilities.

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

     Debt covenants--Certain loan agreements contain restrictive financial covenants, the most restrictive of which require our debt coverage ratio to be at least 1.30:1, require stockholders' equity to be no less than $484.8 million, and require that we maintain certain other specified financial ratios. We were in compliance with all such covenants at September 30, 2000.

Environmental Matters

     Many of our properties are in urban and industrial areas and may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We incur ongoing environmental remediation costs and legal costs relating to cleanup, defense of litigation, and the pursuit of responsible third parties. Costs incurred in connection with operating properties and with properties previously sold are expensed. As of September 30, 2000, we have provided a reserve of $9.9 million for environmental costs relating to such properties. These costs are expected to be incurred over the next several years, with a substantial portion incurred over the next few years (see Note 8 of the accompanying consolidated financial statements for further discussion).

     In connection with the acquisition of property, an indirect subsidiary of the Company has entered into an agreement with the California Department of Toxic Substance Control to perform certain work to investigate and remedy hazardous materials left behind by the previous operators of the site. The Company has guaranteed completion of the work with a limited liability of $22 million. The Company has contracted for the completion of the work and obtained insurance to cover various cost overruns.

     Costs incurred for properties to be sold are deferred and will be charged to cost of sales when the properties are sold. Costs relating to undeveloped properties are capitalized as part of development costs. At September 30, 2000, our estimate of potential liability for identified environmental costs relating to properties to be developed or sold ranged from $25.5 million to $39.5 million. These costs generally will be capitalized as they are incurred over the course of the estimated development period of approximately 20 years. Environmental costs capitalized for the nine months ended September 30, 2000 totaled $0.5 million.

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


Forward-Looking Information and Risk Factors

     Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. We have tried, wherever practical, to identify these forward-looking statements by using words like "anticipate," "believe," "estimate," "project," "expect," and similar expressions. Forward-looking statements include, but are not limited to, statements about plans; opportunities; negotiations; markets and economic conditions; development, construction, and sales activities; availability of financing; property values; litigation; and liabilities.

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

     These forward-looking statements are subject to risks and uncertainties that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by these statements. In particular, among the factors that could cause actual results to differ materially are:

    . Changes in the real estate market or in general economic conditions in the areas in which we own property. The real estate industry is by nature cyclical, and while recent years have seen strong growth in real estate values, occupancy rates, and transaction activity, a downturn in the industry may occur. Moreover, we expect that a significant portion of our construction starts will be for speculative development, which puts more of our development revenue at risk in a downturn in general economic conditions. The Commercial Group anticipates substantial emphasis on suburban office development and the Urban Development Group anticipates substantial emphasis on multimedia, biotech, entertainment, retail, hotel high-density residential, and urban office. All of these are product types that are more complex than our industrial product.

    . Product and geographical concentration. Our portfolio is largely concentrated in industrial properties and may be vulnerable to a downturn in that sector of the real estate industry. In addition, our business is concentrated in the major metropolitan areas of California. For example, a bigger downturn in the technology industry or in stock market values of that industry, or in the San Francisco or Silicon Valley real estate markets, could adversely affect our business in the affected areas. Also, price competition from other markets could draw users out of San Francisco and Silicon Valley, which could adversely affect our business.

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

    . Availability of financing to meet our capital needs, the variability of interest rates, and our ability to use our collateral to secure loans. The success of our large land development projects (such as Mission Bay, Pacific Commons, and Stapleton Business Center) depends in part on completing and financing their infrastructure in a timely and cost-effective manner. Similarly, our ongoing development and land acquisition activities will require significant capital. In addition, although much of our financing is currently at favorable interest rates, we expect to make substantial borrowings in the future at rates that may be substantially higher than our current financings. Also, we expect to seek substantial construction financing, which may be more difficult to obtain than permanent financing because it is more difficult for the lender to underwrite without an income stream in place. We may attempt to hedge our exposure to interest rate change; nevertheless, it may not be possible to implement hedging strategies, or the strategies, once implemented, might not be successful.

    . Delay in receipt of or denial of government approvals and entitlements for development projects, other political and discretionary government decisions affecting the use of or access to land, or legal challenges to the issuance of approvals or entitlements. For example, our development projects need project-specific approvals such as use permits, subdivision maps, transportation management plans, and natural resource permits. In some cases, the law permits private parties to challenge the grant of those approvals. We may therefore be subject to litigation that seeks to delay or prevent development of our projects, and this litigation could be successful.

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

    . Liability for environmental remediation at properties owned, managed, or formerly owned or managed by us or our predecessors, and changes in environmental laws and regulations. Many of our properties are in urban or industrial areas or near existing or former rail lines and may have been exposed to environmental contamination in the past. We could have liability for remediation of environmental conditions on these properties, even after we have sold them. Our subsidiaries also acquire properties with known environmental problems. If our estimates of remediation costs are wrong, or if the mechanisms we select to limit liability, such as environmental insurance prove ineffective, we could have unexpected liability.

    . Failure to reach agreement with third parties (including municipal authorities) on definitive terms or failure to close transactions. Our pursuit of new projects may involve significant expenditures before definitive agreements are signed or the transaction closes. Moreover, transactions that are the subject of definitive agreements generally include a variety of contingencies and conditions to the closing. The failure of any of these contingencies and conditions may result in the failure to close the transaction. If we do not sign a definitive agreement for a project, or if the transaction does not close, our expenditures may not be recoverable.

    . Failure or inability of third parties to perform their obligations under agreements.

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

    . Limitations on or challenges to title to or possession of our properties, including title inherited from our railroad predecessors. If challenges are successful, we would be unable to complete planned sales, leases or developments. Even if challenges are unsuccessful on the merits they could delay development or cause us to incur additional costs.

    . Risks related to the performance and financial strength of the co-owners of our joint venture projects.

    . Changes in policies and practices of organized labor groups who may work on our projects.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Our primary market risk exposure is interest rate risk. The majority of our financial instruments are not considered market risk sensitive instruments, as they are not subject to foreign exchange rate risk or commodity price risk. At September 30, 2000, we did not have any outstanding interest-protection contracts except for a contract we acquired in September 2000 relating to a new financing; however, the protection commences in 2003. We intend continuously to monitor and actively to manage interest costs on our variable rate debt and may enter into interest-protection contracts based on market fluctuations.

     At September 30, 2000, approximately 74.4% of our debt bore interest at fixed rates with a weighted average maturity of approximately 7.8 years and a weighted average effective interest of approximately 6.89%, which is below market. Therefore, unless there were a drastic decrease in interest rates, the fair value of our fixed-rate debt would not be adversely affected. The remainder of our debt bears interest at variable rates with a weighted average maturity of approximately 3.4 years and a weighted average effective interest rate of approximately 8.97% at September 30, 2000. To the extent that we incur additional variable rate indebtedness, our exposure to increases in interest rates would increase. If effective interest rates increased 100 basis points, the annual effect on our financial position and cash flow would be approximately $2.4 million, based on the outstanding balance of our debt at September 30, 2000. We believe, however, that in no event would increases in interest expense as a result of inflation significantly affect our financial position, results of operations, or cash flow.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         None. See Note 8, "Commitments and Contingencies," for further information.


Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 5.  Other Information

         None.


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



                             CATELLUS DEVELOPMENT CORPORATION



Date:       November 14, 2000        By: /s/ C. William Hosler
        -------------------------       ---------------------------
                                        C. William Hosler
                                        Senior Vice President
                                        Chief Financial Officer
                                        Principal Financial Officer





Date:       November 14, 2000        By: /s/ Paul A. Lockie
        -------------------------       ----------------------------
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