Form 10-K
period 2000-12-31
CATELLUS DEVELOPMENT CORP
filed 2001-03-21
CIK 865937

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

 For the fiscal year ended December 31, 2000           Commission file number 0-18694

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.725 billion on March 13, 2001.

  As of March 13, 2001, there were 103,342,000 issued and outstanding shares of the Registrant's Common Stock.



                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

  Catellus Development Corporation (the "Company") is a diversified real estate operating company with a large portfolio of developable land and rental properties. We have three primary lines of business: (1) Catellus Commercial Group, which acquires and develops suburban commercial business parks for our own account and the account of others; (2) Catellus Residential Group, which identifies and develops large-scale residential communities in prime housing markets, selling finished lots to homebuilders; and (3) Catellus Urban Development Group, which entitles and develops urban mixed-use sites in San Francisco, Los Angeles, and San Diego.

  We have a large portfolio of developable land in the western United States, capable of supporting up to an estimated 47.7 million square feet of commercial development and 10,759 units of residential development. Approximately 97% of the total commercial development potential and 99% of the potential residential lots/units are entitled. We also own 28.8 million square feet of rental buildings. Approximately 55% of our rental properties and 67% of the total commercial development potential by square footage are located in seven sub-markets in California: Silicon Valley, San Francisco, San Francisco's East Bay Area, Los Angeles, Orange County, Inland Empire (San Bernardino and Riverside counties), and San Diego. All of the residential units are located in California with approximately 59% in Northern California and 41% in Southern California.

  The chart below summarizes the estimated development potential of our land holdings as of December 31, 2000:

Development Potential of Land Inventory

                                           Commercial     Residential    Hotel
                                          ------------- --------------- -------
                                          (Square feet) (Lots or units) (Rooms)
   Catellus Commercial Group--Commercial
    Land................................   32,412,000          --         --

   Catellus Residential Group--
    Residential Projects................          --         6,004        --

   Catellus Urban Development Group
     Mission Bay (San Francisco,
      California).......................    6,357,000        4,305        500
     Union Station (Los Angeles,
      California).......................    6,500,000          --         --
     Santa Fe Depot (San Diego,
      California).......................    2,450,000          450        --
                                           ----------       ------        ---
   Total................................   47,719,000       10,759        500
                                           ==========       ======        ===
   Entitled.............................   46,392,000       10,649        500
   Entitlements/Approvals In Progress...    1,327,000          110        --

  The following table shows by net book value the Company's developable properties.

                                                    Catellus Net Book Value
                                                   ----------------------------
                                                          December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
                                                         (In thousands)
   Catellus Commercial Group...................... $162,825  $178,523  $169,145
   Catellus Residential Group.....................  110,724   163,610   132,660
   Catellus Urban Development Group...............  366,136   323,858   294,084
   Other..........................................    6,023    15,431    20,531
                                                   --------  --------  --------
     Subtotal.....................................  645,708   681,422   616,420
   Accumulated depreciation.......................  (16,051)  (14,077)  (13,250)
                                                   --------  --------  --------
     Total........................................ $629,657  $667,345  $603,170
                                                   ========  ========  ========

  Our company was originally formed to conduct the non-railroad real estate activities of the Santa Fe Pacific Corporation and was spun off to stockholders in 1990. Our railroad heritage has given us a diverse base of developable properties located near transportation corridors in major urban areas. Over time, these properties have proven suitable for a variety of product types (industrial, retail, office, and residential), with the larger land sites most suitable for large-scale mixed-use projects. We are a traditional corporation rather than a real estate investment trust ("REIT"); thus, we may reinvest our earnings without the minimum dividend requirements.

  Our principal office is located at 201 Mission Street, San Francisco, California 94105; our telephone number at that location is (415) 974-4500; and our website address is www.catellus.com.

                           Catellus Commercial Group

  Catellus Commercial Group ("CCG") develops, invests in, and manages suburban commercial business parks and buildings. It is organized into four divisions:
(1) commercial development provides development services for our own account or for third parties, and acquires and sells development properties and commercial buildings, (2) asset management provides leasing and management services for our buildings and leased land and to third parties, (3) other land holdings provides management and disposition services primarily for our desert and non-strategic land portfolio, and (4) corporate services provided land management services for third parties and certain owned properties. However, the primary contract for the corporate services division expired in 2000.

  Following is a more detailed discussion of the activities of these four divisions.

Commercial Development

  Our commercial development activities include (1) the acquisition and entitlement of commercial land sites, (2) the construction of buildings, on land we own, for pre-arranged sale to users (build-to-sell), (3) the construction of pre-leased buildings (build-to-suit) and speculative buildings to be added to our rental portfolio, (4) the construction of buildings for pre-arranged sales to investors (pre-sale), and (5) the sale of land to third parties for their own development. In certain instances, we have generated development and management fees from design-build services, construction management services, and property management.

  In 2000, we commenced construction on 4.9 million square feet of new commercial development and completed approximately 6.0 million square feet of construction. Of the completed development, 5.2 million square feet were added to the rental property portfolio and the remainder was sold. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources" of this Form 10-K for more information regarding this activity.

  Sales. The following table summarizes CCG's sales of property in the periods presented:

                                                 Year Ended December 31,
                                               ------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  --------
                                                      (In thousands)
   Sales...................................... $ 151,914  $ 171,039  $ 89,459
   Cost of sales..............................  (108,574)  (136,280)  (67,445)
                                               ---------  ---------  --------
     Gain on property sales(/1/)..............    43,340     34,759    22,014
   Equity in earnings of development joint
    ventures..................................        13        (23)    1,296
                                               ---------  ---------  --------
     Total gain on property sales............. $  43,353  $  34,736  $ 23,310
                                               =========  =========  ========

--------
(/1/) Excludes depreciation recapture of $14,519 in 2000 and $4,354 in 1999.

  In 2000, we invested approximately $32.5 million in the acquisition of land capable of supporting approximately 10.2 million square feet of industrial development. Following is a discussion of the development land inventory and development projects.

Development Land Inventory

  CCG's existing developable land portfolio, once entitled and approved, can support an estimated 32.4 million square feet of new development
(approximately 31.1 million square feet of which is entitled).

  The following table summarizes CCG's commercial development land inventory activity by location as of and for the year ended December 31, 2000:

                           Potential                                 Land                Potential
                          Development                               Leases              Development
                             Space     Transfers and                 and                   Space
Region/State/City          12/31/99   Adjustments(/1/) Acquisitions Sales   Development  12/31/00
-----------------         ----------- ---------------- ------------ ------  ----------- -----------
                                                 (Square feet in thousands)
Southern California
 City of Industry.......        33            --             --        --        --           33
 Rancho Cucamonga.......     1,392             44            --        (19)     (625)        792
 Ontario................     2,905            --             --       (127)     (504)      2,274
 Anaheim................        78            --             --        --        --           78
 Northridge.............       --              44            --        --        --           44
 Ontario (Kaiser).......       --             --           6,000       --        --        6,000
                            ------         ------         ------    ------    ------      ------
Subtotal Southern
 California.............     4,408             88          6,000      (146)   (1,129)      9,221
                            ------         ------         ------    ------    ------      ------
Northern California
 Richmond...............       307            --             --       (218)      --           89
 Fremont................     7,481             20            --        --       (346)      7,155
 Union City.............       481            --             --       (146)      --          335
 Stockton...............       284           (284)           --        --        --          --
 Oakland................        73            --             --        (73)      --          --
 Manteca................     1,006         (1,006)           --        --        --          --
                            ------         ------         ------    ------    ------      ------
Subtotal Northern
 California.............     9,632         (1,270)           --       (437)     (346)      7,579
                            ------         ------         ------    ------    ------      ------
Total in California.....    14,040         (1,182)         6,000      (583)   (1,475)     16,800
                            ------         ------         ------    ------    ------      ------
Illinois
 Woodridge..............     2,452             13            --       (483)   (1,048)        934
 Glenview...............       --             925            117       --       (117)        925
 Romeoville.............       979            (15)           --        --        --          964
 Minooka................       --             --           1,400       --        --        1,400
 Joliet.................       --             431            --        --        --          431
Texas
 Coppell................     1,725             98            --        --       (105)      1,718
 Garland................       983            --             --        --        --          983
 Grand Prairie..........       --               9          1,655       --       (850)        814
 Houston................       502          1,467            --        --        --        1,969
 Plano..................       --             575            --        --        --          575
Other
 Denver, CO.............     1,730            --             --        --       (600)      1,130
 Westminster, CO........       943              9            --        --       (278)        674
 Louisville, KY.........       --             (54)         1,039       --       (383)        602
 Oklahoma City, OK......     1,235          4,142            --     (4,801)      --          576
 Gresham, OR............     1,110            --             --       (295)      --          815
 Portland, OR...........     1,101              1            --        --        --        1,102
                            ------         ------         ------    ------    ------      ------
Total Outside of
 California.............    12,760          7,601          4,211    (5,579)   (3,381)     15,612
                            ------         ------         ------    ------    ------      ------
Total...................    26,800          6,419         10,211    (6,162)   (4,856)     32,412
                            ======         ======         ======    ======    ======      ======
Entitled................    18,374                                                        31,085
Entitlements/approvals
 in progress............     8,426                                                         1,327

--------
(/1/) Includes revisions to estimates of potential development or transfers of property between commercial development and other categories of property.

  Entitlement depends on discretionary government decisions as well as the results of a variety of predevelopment studies undertaken at various points in the planning of a project. We have 1.3 million square feet of potential development space for which entitlements or approvals are in progress. The entitlements or approvals sought may not be received, or if received, may not permit timely development in light of market conditions.

  One of CCG's largest development projects, Pacific Commons in Fremont, California, is also one of the largest planned business parks in Silicon Valley. The project, which is adjacent to Interstate 880 sixteen miles north of San Jose, consists of 810 acres, of which approximately 375 acres are planned for development. In 2000, we finalized entitlements with the certification of the supplemental Environmental Impact Report for the
8.3 million-square-foot business park reflecting species and wetlands mitigation measures agreed with various government agencies. Approximately 776,000 square feet of R&D, light industrial, and warehouse properties at Pacific Commons have been developed, constructed, sold, or leased and an additional 345,000 square feet are currently under construction.

  We also continued to acquire developable land to replenish our supply. In August 2000, a wholly owned subsidiary acquired a former steel mill site in Ontario, California, located in the heart of one of the nation's most active distribution centers near the intersection of Interstates 15 and 10. The property is served by both Union Pacific and Burlington Northern Santa Fe railroads and is 6 miles from the Ontario International Airport. Plans for the development, Kaiser Commerce Center, include a 6 million-square-foot industrial park and truck plaza. The site was purchased for approximately $21.4 million from Kaiser Ventures, Inc.

  We were selected by the City of Alameda, California as the master developer for the former 145-acre U.S. Navy Fleet Industrial Supply Center, Alameda Annex and the adjacent 70-acre portion of the former Alameda Naval Air Station. See the discussion of the Fleet Industrial Supply Center, Alameda Annex and Alameda Naval Air Station, East Housing, Alameda, California in the Catellus Residential Group section on page 14 of this Form 10-K for a more detailed explanation of this project.

Asset Management

  The asset management group manages 28.8 million square feet of industrial, office, and retail properties, land leases, and interests in several joint ventures. It also provided asset management services to third parties through the end of year 2000.

Rental Properties

  The following table provides information on CCG's rental properties:

                           Number of                             Property Operating
                           Properties    Square Feet Owned          Income(/1/)
                         -------------- -------------------- --------------------------
                          December 31,      December 31,      Year Ended December 31,
                         -------------- -------------------- --------------------------
                         2000 1999 1998  2000   1999   1998    2000     1999     1998
                         ---- ---- ---- ------ ------ ------ -------- -------- --------
                                (In thousands, except for number of properties)
Asset Management
 Industrial.............  61   62   58  26,251 22,240 17,010 $ 98,831 $ 76,958 $ 62,432
 Office.................  13   13   14   1,625  1,622  1,719   20,228   19,043   18,365
 Retail.................  10   10   12     880    881    928   10,511    9,512    9,127
 Land and other
  leases................  --   --   --     --     --     --     8,797    7,311    6,846
 Equity in earnings of
  operating joint
  ventures..............  --   --   --     --     --     --     9,809   10,668    9,368
                         ---  ---  ---  ------ ------ ------ -------- -------- --------
   Subtotal.............  84   85   84  28,756 24,743 19,657  148,176  123,492  106,138

Corporate Services
 Land and other
  leases................  --   --   --     --     --     --     5,762    6,636    4,493
                         ---  ---  ---  ------ ------ ------ -------- -------- --------
Total CCG...............  84   85   84  28,756 24,743 19,657 $153,938 $130,128 $110,631
                         ===  ===  ===  ====== ====== ====== ======== ======== ========

--------
(/1/Property)operating income is rental revenue less property operating costs.

  Leasing. The following table summarizes leasing statistics for CCG's rental properties:

                                                          As of December 31,
                                                         ----------------------
                                                          2000    1999    1998
                                                         ------  ------  ------
                                                           (Square feet in
                                                              thousands)
     Industrial Buildings
       Square feet owned................................ 26,251  22,240  17,010
       Square feet leased............................... 25,143  20,824  16,200
       Percent leased...................................   95.8%   93.6%   95.2%
     Office Buildings
       Square feet owned................................  1,625   1,622   1,719
       Square feet leased...............................  1,513   1,508   1,624
       Percent leased...................................   93.1%   93.0%   94.5%
     Retail Buildings
       Square feet owned................................    880     881     928
       Square feet leased...............................    856     827     836
       Percent leased...................................   97.3%   93.9%   90.1%
     Total
       Square feet owned................................ 28,756  24,743  19,657
       Square feet leased............................... 27,512  23,159  18,660
       Percent leased...................................   95.7%   93.6%   94.9%

  Lease Expirations. The following table summarizes the lease expirations in CCG's rental property portfolio as of December 31, 2000:

                            2001   2002   2003   2004   2005   2006  2007   2008  2009   Thereafter
                            -----  -----  -----  -----  -----  ----  -----  ----  -----  ----------
   Percent.................  13.8%   9.5%  13.6%  12.9%  14.6% 2.9%    4.1% 2.1%    4.3%    22.2%
   Square feet (in
    thousands)............. 3,777  2,614  3,741  3,539  4,023  809   1,128  574   1,188    6,119

  Approximately 1,151,000 square feet of month-to-month leases are shown as expiring in 2001.

Industrial Building Portfolio

  At December 31, 2000, our portfolio of industrial rental properties included 61 properties aggregating 26.3 million square feet that were 95.8% leased. At December 31, 2000, we also had 3.0 million square feet under construction, of which approximately 2.8 million square feet are expected to be added to our portfolio.

  The following table summarizes CCG's industrial buildings by region as of or for the year ended December 31, 2000:

                                                                 Property  Property
                                 Number                          Operating Operating
                              of Properties Square Feet Revenues   Costs    Income
                              ------------- ----------- -------- --------- ---------
                                 (In thousands, except for number of properties)
     Southern California.....       33        10,657    $ 55,069  $10,675   $44,394
     Northern California.....       11         4,893      31,331    6,244    25,087
     Illinois................        2         4,298      17,587    4,726    12,861
     Arizona.................        5         1,195       5,517    2,198     3,319
     Texas...................        3         2,615       8,296    1,702     6,594
     Colorado................        1           612       3,215      865     2,350
     Ohio....................        1           965       2,846      490     2,356
     Oklahoma................        2           332         666      247       419
     Oregon..................        1           449         926      243       683
     Kentucky................        1           167         724       79       645
     Kansas..................        1            68         151       28       123
                                   ---        ------    --------  -------   -------
       Total.................       61        26,251    $126,328  $27,497   $98,831
                                   ===        ======    ========  =======   =======

  The following table summarizes the lease expirations in the industrial portfolio as of December 31, 2000:

                            2001   2002   2003   2004   2005   2006  2007  2008  2009   Thereafter
                            -----  -----  -----  -----  -----  ----  ----  ----  -----  ----------
   Percent.................  13.6%   8.7%  13.4%  12.4%  15.7% 2.9%  4.0%  2.0%    4.3%    23.0%
   Square feet (in
    thousands)............. 3,432  2,190  3,362  3,131  3,936  740   997   496   1,074    5,785

  Of the 3,432,000 square feet of leased industrial space that is scheduled to expire in 2001, 62% is located in Southern California, 7% is in Northern California, and the balance is spread throughout the other states. Approximately 967,000 square feet of month-to-month leases are shown as expiring in 2001.

  In 2000, 4.0 million square feet of industrial buildings were added to the portfolio. Of this total, we constructed and completed 5.1 million square feet and sold 1.1 million square feet.

Office Building Portfolio

  At December 31, 2000, our portfolio of office rental properties included 13 properties aggregating approximately 1.6 million square feet that were 93.1% leased. At December 31, 2000, we also had 495,000 square feet under construction, all of which is expected to be added to our portfolio.

  The following table summarizes CCG's office buildings by region as of or for the year ended December 31, 2000:

                                                                 Property  Property
                                 Number                          Operating Operating
                              of Properties Square Feet Revenues   Costs    Income
                              ------------- ----------- -------- --------- ---------
                                 (In thousands, except for number of properties)
     Northern California.....        3           526    $12,656   $ 3,561   $ 9,095
     Southern California.....        7           575      9,189     3,821     5,367
     Illinois................        2           467     11,365     6,024     5,342
     Oregon..................        1            57        863       439       424
                                   ---         -----    -------   -------   -------
     Totals..................       13         1,625    $34,073   $13,845   $20,228
                                   ===         =====    =======   =======   =======

  The following table summarizes the lease expirations in CCG's office portfolio as of December 31, 2000:

                            2001  2002  2003  2004  2005  2006  2007  2008  2009  Thereafter
                            ----  ----  ----  ----  ----  ----  ----  ----  ----  ----------
   Percent................. 15.6% 24.8% 19.1% 19.4% 2.2%  3.5%  8.7%  2.3%  0.0%     4.4%
   Square feet (in
    thousands).............  236   375   290   294   34    53   131    34     0       66

  Of the 236,000 square feet of leased office space that is scheduled to expire in 2001, 83% is located in Southern California, and 17% is in Northern California. Approximately 28,000 square feet of month-to-month leases are shown as expiring in 2001.

Retail Building Portfolio

  At December 31, 2000, our portfolio of retail rental properties included 10 properties aggregating 880,000 square feet that were 97.3% leased.

  The following table summarizes CCG's retail portfolio by region as of or for the year ended December 31, 2000:

                                                                 Property  Property
                                 Number                          Operating Operating
                              of Properties Square Feet Revenues   Costs    Income
                              ------------- ----------- -------- --------- ---------
                                 (In thousands, except for number of properties)
     Northern California.....        3          461     $ 8,580   $2,291    $ 6,289
     Southern California.....        5          282       4,124    1,174      2,950
     Colorado................        1          100       1,528      614        914
     Oregon..................        1           37         581      223        358
                                   ---          ---     -------   ------    -------
       Totals................       10          880     $14,813   $4,302    $10,511
                                   ===          ===     =======   ======    =======

  The following table summarizes the lease expirations in CCG's retail portfolio as of December 31, 2000:

                            2001  2002  2003  2004  2005  2006  2007  2008  2009  Thereafter
                            ----  ----  ----  ----  ----  ----  ----  ----  ----  ----------
   Percent................. 12.7% 5.7%  10.4% 13.3% 6.2%  1.8%  0.0%  5.2%  13.3%    31.4%
   Square feet (in
    thousands).............  109   49     89   114   53    16     0    44    114      268

  Of the 109,000 square feet of leased retail space that is scheduled to expire in 2001, 49% is in Colorado, 44% is in Southern California, and 6% is in Northern California. Approximately 19,000 square feet of month-to-month leases are shown as expiring in 2001.

Land and Leases Portfolio

  The following table summarizes CCG's portfolio of land subject to leases by region for the year ended December 31, 2000:

                                                             Property  Property
                                                             Operating Operating
                                                    Revenues   Costs    Income
                                                    -------- --------- ---------
                                                           (In thousands)
     Southern California...........................  $7,226    $658     $6,568
     Northern California...........................     597     123        473
     Other states..................................   1,966     211      1,756
                                                     ------    ----     ------
       Totals......................................  $9,789    $992     $8,797
                                                     ======    ====     ======

Operating Joint Venture Portfolio

  During the year the commercial group had direct or indirect equity interests in three joint ventures that owned rental properties. These joint ventures provided cash distributions to us of $23.0 million for the year ended December 31, 2000, and earnings of $9.8 million for the same period. As of December 31, 2000, we owned joint venture interests in the following operating properties, except for the apartment joint venture whose assets were sold (as noted). (Note that the term "joint venture" as used herein means that two or more parties own an interest and not that a joint venture is the legal form of organization.)

                                                                  Equity in Earnings
                                                                 ----------------------
                                                                  Year Ended December
                                                                          31,
                               No. of                  Ownership ----------------------
                              Ventures      Size       Interest   2000    1999    1998
                              -------- --------------- --------- ------  ------- ------
                                                                    (In thousands)
     Hotel(/1/)..............     2      2,000 rooms     25-50%  $9,835  $10,567 $9,072
     Office..................     1    205,000 sq. ft.      67%     (26)      67    137
     Apartments(/2/).........     1       387 units         50%     --        34    159
                                ---                              ------  ------- ------
       Total.................     4                              $9,809  $10,668 $9,368
                                ===                              ======  ======= ======

--------
(/1/)Excludes a hotel parking lot joint venture, which does not own rental properties.
(/2/)Sold in February 1999.

Other Land Holdings

  As of December 31, 2000, we owned approximately 363,000 acres of land in the Southern California desert. The ownership of these desert properties is the result of historical land grants to our railroad predecessors. Because of its location, lack of contiguity among parcels, and other factors, much of this land is not currently suitable for traditional development activities. We made an assessment of the portfolio to explore the potential for agricultural, mineral, water, telecommunications, energy, and waste management uses for this property. We have concluded from this assessment that the land, although valuable, does not fit within our overall corporate strategy.

  We signed an agreement in February 1999 with The Wildlands Conservancy ("TWC"), a non-profit conservation group, to convey 437,000 acres of desert holdings and 20,000 acres of severed mineral rights to the Federal government for a total cash consideration of up to $54.6 million. The total purchase price for the land was reduced to $45.1 million as a result of negotiations over the amount of Federal government funding. This transaction was completed in two phases during 2000: in January 2000 we conveyed approximately
225,000 acres to the Federal government for $25 million, and in July 2000 we conveyed the remaining acreage and received the final $20.1 million.

  Currently, TWC has an option to purchase an additional 277,000 acres of our desert land for approximately $30.9 million. The option expires January 2002.

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Gain on Non-Strategic Asset Sales" of this Form 10-K for more information regarding the aggregate total of non-strategic asset sales.

  We will continue to pursue additional sale, lease, or exchange opportunities involving public and private buyers, as well as other arrangements to maximize the value of this land. These arrangements are complicated and therefore may take a significant amount of time to complete.

  The number of desert properties in our portfolio declined substantially since 1995 as a result of sales activity.

  Sales. The following table summarizes the sales of non-strategic properties for the periods presented.

                                                         Year Ended December 31,
                                                         -----------------------
                                                          2000    1999    1998
                                                         ------- ------- -------
                                                             (In thousands)
     Sales.............................................. $50,759 $10,275 $43,349
     Cost of Sales......................................   4,480   3,581  41,010
                                                         ------- ------- -------
       Gain............................................. $46,279 $ 6,694 $ 2,339
                                                         ======= ======= =======

Corporate Services

  We have provided acquisition, disposition, leasing, permit management, and inventory services for Burlington Northern Santa Fe ("BNSF") over the past two years. During that time, a major source of our management fee income was from this contract to manage and sell BNSF's non-railroad real estate assets. As anticipated, most of the railroad's inventory of managed assets has been sold in accordance with the customer's goals. We decided not to pursue renewal of this contract when it expired on December 31, 2000. Consequently, we expect management fees and the related selling, general and administrative expenses to decline in 2001.

  In 1998, we invested a total of $50.5 million ($40.1 million was seller-financed) in the acquisition of land and other interests in real property with the intention to sell the majority of these assets. We manage the disposition and leasing for these owned leases. Property operating income from these leases was $5.8 million in 2000, $6.6 million in 1999, and $4.5 million in 1998.

  The following table summarizes the management and development fees earned for the periods presented.

                                                        Year Ended December 31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
                                                            (In thousands)
     Management and development fees................... $11,784 $10,523 $12,845

  The following table summarizes the sales of properties for the periods presented.

                                                           Year Ended December
                                                                   31,
                                                          ----------------------
                                                           2000   1999    1998
                                                          ------ ------- -------
                                                              (In thousands)
     Sales............................................... $6,360 $14,053 $11,636
     Cost of Sales.......................................  4,770  10,529   8,238
                                                          ------ ------- -------
       Gain.............................................. $1,590 $ 3,524 $ 3,398
                                                          ====== ======= =======

                          Catellus Residential Group

  The Catellus Residential Group ("CRG") is primarily involved in community development, which identifies and develops (through entitlement, infrastructure, and subdivision) large-scale residential communities in prime housing markets, selling finished lots to homebuilders. Property is either acquired directly or through a joint venture with a third party.

  CRG also owns merchant housing assets--lots available for the construction of a variety of for-sale residential homes. A consolidation in the homebuilding industry resulted in a focus by national homebuilders on high-volume, lower-margin activities that we determined were not part of our corporate strategy. As a result, and as a part of our plan to restructure the residential group, we sold a majority of our merchant housing assets in July 2000 to a newly formed limited liability company managed by Brookfield Homes of California for $139 million in cash and a retained interest in the new company valued at $22.5 million. In a separate transaction, Standard Pacific Corporation paid $23 million for an 82-lot site in San Francisco, California, partially owned by CRG, generating a pre-tax gain of approximately $6 million to CRG.

  In previous years, we were also active in public and private ventures, which developed and marketed affordable rental and for-sale housing, as well as institutional housing such as faculty and student housing for universities. We determined that the activities explored by the public and private ventures group did not warrant the continuation of a separate group, and we changed our organization accordingly. Responsibility for the ongoing projects in this area was retained by CRG.

  Consistent with the transition plan that was adopted when the majority of CRG's assets were acquired from the The Akins Companies, Bruce Akins and Carl Akins, who were president and chairman of Catellus Residential Group, respectively, left the company during 2000 to pursue other opportunities.

  The following table summarizes CRG's residential development land inventory activity in 2000:

                          Total Lots/                                            Sold to              Ownership
                             Homes    Controlled/ Transfers &   Home     Lot       BHC/             or Controlled
                            1/1/00     Acquired   Adjustments Closings Closings Stan. Pac. 12/31/00   Interest
                          ----------- ----------- ----------- -------- -------- ---------- -------- -------------
Community Development
Northern California
 Tracy(/1/).............     2,400         --       (2,400)      --        --       --        --         100%
 Hercules...............       813         --            5       --       (117)     --        701        100%
 Serrano--Sacramento....     3,090         --           19       --       (874)     --      2,235         67%
 7th Street, Union
  City..................        18         --          --        --        (18)     --        --         100%
 BHC Residential........       --          830         --       (306)      --       --        524         35%

Southern California
 Talega--San Clemente...     3,330         --         (474)      --       (867)     --      1,989         30%
 Chino Hills............        60         --          (60)      --        --       --        --         100%
 Summerlane--Huntington
  Beach.................        92         --          --        --        (92)     --        --         100%

Texas
 Oakcliff...............       285         --          --        --       (285)     --        --         100%
                            ------       -----      ------      ----    ------     ----     -----        ---
 Subtotal Community
  Development...........    10,088         830      (2,910)     (306)   (2,253)     --      5,449
                            ------       -----      ------      ----    ------     ----     -----
Merchant Housing
Northern California
 Rosewalk--Union City...        10         --          --        --        --       (10)      --         100%
 Brittany Hills--
  Martinez..............        57         --          --        (10)      (10)     (37)      --         100%
 Shriners--San
  Francisco.............        82         --          --        --        --       (82)      --          80%
 Reimal Site--Gilroy....       110         --          --        --        --       --        110        100%
 7th Street--Union
  City..................        41         --           (2)      --        --       (39)      --         100%

Southern California
 Cypress I--Irvine......        10         --          --        --        --       (10)      --         100%
 Cypress II--Irvine.....        72         --          --        --        --       (72)      --         100%
 Cantamar--Carlsbad.....        39         --          --        (16)      --       (23)      --         100%
 Westbluffs--Playa del
  Rey(/2/)..............       112         --            2       --        --       --        114        100%
 Windsong--Buena Park...        30         --          --        (30)      --       --        --         100%
 Claremore--Huntington
  Beach.................        51         --          --        --        --       (51)      --         100%
 Ashbury--Huntington
  Beach.................        87         --          --        --        --       (87)      --         100%
 Citrus--Tesoro--La
  Quinta................        47         --          --        (15)      --       (32)      --          90%
 Citrus--Mandarina--La
  Quinta................        44         --          --         (1)      (43)     --        --          90%
 Terra Linda--San
  Clemente..............        68         --          --        (24)      --       (44)      --         100%
 San Rafael--San
  Clemente..............        80         --          --        (36)      --       (44)      --         100%
 Aliso Viejo--Aliso
  Viejo.................        74         --          --        --        --       (74)      --         100%
 Talega Village--San
  Clemente..............       --          295         (19)      --        --       --        276         50%
 Los Olivos--San
  Clemente..............       --           85          --       --        --       (85)      --         100%
 Miraflores--La Quinta..        86         --          (59)      (24)      --       --          3        100%
 Oxnard.................       190         --          --       (138)      --       --         52         50%
                            ------       -----      ------      ----    ------     ----     -----        ---
 Subtotal Merchant
  Housing...............     1,290         380         (78)     (294)      (53)    (690)      555
                            ------       -----      ------      ----    ------     ----     -----
  Total Residential
   Properties...........    11,378       1,210      (2,988)     (600)   (2,306)    (690)    6,004
                            ======       =====      ======      ====    ======     ====     =====
Entitled................     6,624                                                          5,894
Entitlements/approvals
 in process.............     4,754                                                            110

--------
(/1/Land)was transferred to CCG.
(/2/We)have entitlements for this project; however, individuals are challenging us under the California Environmental Quality Act "CEQA" and the Coastal Commission.

  The following is a brief summary of three of our most significant residential projects followed by a potential mixed-use development project.

  Talega--San Clemente, California. In 1997, we acquired a one-third interest, since reduced to 30%, in a joint venture project, a 3,470-acre, 4,000-lot residential and land development site in the Talega Valley in San Clemente, California. Plans for this masterplanned project include a variety of attached and detached homes; an 18-hole championship golf course; a seniors community; an elementary school; community parks; and an 82-acre, 1.5 million-square-foot mixed-use commercial area. In 2000, 867 lots were sold at the site. A total of 1,634 lots have been sold in the project since the acquisition of our interest in the project.

  Serrano--El Dorado Hills, California. In 1998, we acquired a two-thirds interest in a 3,500-acre, 4,000-lot masterplanned community in El Dorado Hills, California, which is located 30 miles east of Sacramento, California. A significant amount of infrastructure was in place and approximately 800 lots were sold or developed prior to the acquisition of our interest in the project. Plans for the project include a variety of detached homes; an 18-hole executive golf course; a private 18-hole Championship Golf Course and Country Club; elementary, intermediate, and high schools; and a neighborhood retail commercial area. In 2000, 874 lots were sold at the site. A total of 1,714 lots have been sold in the project since the acquisition of our interest.

  Victoria By-The-Bay--Hercules, California. In 1997, Hercules, LLC, now a wholly owned subsidiary, acquired the Pacific Refinery at Hercules, California. Catellus RVL, Inc., formerly known as RVL, Inc. entered into an agreement to provide entitlement services to Hercules, LLC, in return for an option to buy the property after defined remediation work was completed. The development has received approval for up to 880 residential units, a school, commercial space, and public parks. In 2000, a total of 117 lots were sold at this project to a home builder.

  Among the factors that could affect the success of this project are (1) our ability to manage the business successfully; (2) the accurate characterization of environmental problems and receipt of all applicable environmental clearances; and (3) the amount of the payment by the insurance company to cover remediation budget overruns.

  Fleet Industrial Supply Center, Alameda Annex and Alameda Naval Air Station, East Housing, Alameda, California. In 1998, we were selected by the City of Alameda, California as the master developer for the former 145-acre U.S. Navy Fleet Industrial Supply Center, Alameda Annex ("FISC") and the adjacent 70-acre portion ("East Housing") of the former Alameda Naval Air Station. In June of 2000, we were granted entitlements to develop up to 500 single-family homes and up to 1.3 million square feet of office and research and development space on the site. The City of Alameda Housing Authority plans to build an additional 39 multi-family units on 2.5 acres. Fifteen percent of all residential units built will be affordable housing units.

  The residential development and the business park are each divided into six acquisition phases. Under our agreement with the City of Alameda, we must purchase a minimum of 75 single-family lots annually and a minimum of 14.4 acres of business park every two years. Under the agreement, the City of Alameda must deliver the land with environmental remediation and demolition of existing structures completed, and the City of Alameda must build basic infrastructure.

  Construction of the housing and the business park requires approval of a development plan, and design review, and may require further subdivision of the property. We hope to undertake construction of the homes, buildings, and associated site improvements by the end of 2001 or the first quarter 2002, subject to satisfaction of these conditions.

  Sales. The following table summarizes CRG's sales of residential development property, which include lots and housing units. The sales shown below are for properties which we own and consolidated joint ventures, for the periods presented:

                                                       Year Ended December 31,
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
                                                            (In thousands)
     Sales........................................... $292,822 $161,913 $105,346
     Cost of Sales...................................  238,930  121,107   79,220
                                                      -------- -------- --------
       Gain.......................................... $ 53,892 $ 40,806 $ 26,126
                                                      ======== ======== ========

  Unconsolidated Joint Venture Sales. We also participate in joint venture projects in which we do not own a controlling interest and for which we recognize income using the equity method. The following table summarizes sales of residential development property in these unconsolidated joint venture projects.

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
                                                         (In thousands)
     Sales.......................................  $316,523  $115,225  $ 89,961
     Cost of Sales...............................   260,975    86,918    73,120
                                                   --------  --------  --------
       Gain......................................    55,548    28,307    16,841
     Venture partners' interest..................   (27,781)  (18,132)  (11,510)
                                                   --------  --------  --------
       Equity in earnings of unconsolidated joint
        ventures.................................  $ 27,767  $ 10,175  $  5,331
                                                   ========  ========  ========

                       Catellus Urban Development Group

  The Catellus Urban Development Group ("CUG") develops large urban mixed-use projects. Its current portfolio consists of three major mixed-use development sites that include planned development for residential, office, biotech, co-location, retail, entertainment, and hotel purposes. The chart below summarizes the estimated development potential of CUG's current land holdings as of December 31, 2000:

CUG's Potential Development Land Inventory

                                         Commercial    Residential    Hotel
                                        ------------- --------------  ------
                                        (Square Feet) (Lots or units) (Rooms)
     Mission Bay (San Francisco,
      California)......................   6,357,000       4,305        500
     Union Station (Los Angeles,
      California)......................   6,500,000         --         --
     Santa Fe Depot (San Diego,
      California)......................   2,450,000         450        --
                                         ----------       -----        ---
     Total.............................  15,307,000       4,755        500
                                         ==========       =====        ===
     Entitled..........................  15,307,000       4,755        500

  Following is a summary of these three major urban mixed-use projects.

  Mission Bay, San Francisco, California. We own approximately 154 acres of property in San Francisco (the "City") adjacent to downtown, which is part of an approximately 300-acre mixed-use development project known as Mission Bay. The balance of the project is primarily owned by the City, the Port of San Francisco, and the University of California San Francisco ("UCSF"). The following chart shows our proposed development plan for Mission Bay:

                                                            Mission Bay
                                                   -----------------------------
                                                             Owned or
                                                    Company  Leased by  Project
                                                     Owned    Others     Total
                                                   --------- --------- ---------
     Residential Units:
     Market Rate..................................     4,071       229     4,300
     Affordable...................................       234     1,466     1,700
                                                   --------- --------- ---------
     Total Residential............................     4,305     1,695     6,000
                                                   ========= ========= =========
     Commercial (gross square feet):
     R&D, Biotech, and Office..................... 5,557,000       --  5,557,000
     Retail and Entertainment.....................   800,000    12,000   812,000
     UCSF Campus..................................       --  2,650,000 2,650,000
                                                   --------- --------- ---------
     Total Commercial............................. 6,357,000 2,662,000 9,019,000
                                                   ========= ========= =========
     Hotel:
     Rooms........................................       500       --        500
                                                   ========= ========= =========

  In the years leading up to 1999, we obtained entitlement and redevelopment plans for Mission Bay, and, in July 1999, we closed land transfers among the City, the Port of San Francisco, the California State Lands Commission, UCSF, and Catellus to result in the ownership described above in a developable configuration. We also received regulatory permits from the U.S. Army Corps of Engineers and the California Regional Water Quality Control Board in early 2000. Additional permits and approvals are required for the development of individual projects at Mission Bay, including, for office projects, allocation ("Proposition M Allocation") of square footage from a limited allowance of office space permitted to be developed in the City at any given time.

  The following highlights activity in Mission Bay. Because these processes require participation of a number of parties and agencies, schedules are subject to change.

  Mission Bay North, the 65-acre portion of Mission Bay north of Mission Creek, is being developed adjacent to the newly completed Pacific Bell Park (home of the San Francisco Giants baseball team).

  Mission Bay South, the 238-acre portion of Mission Bay south of Mission Creek, will be developed around UCSF's new 2.65 million-square-foot biotech/research expansion campus. In accordance with agreements among us, the Regents of the University of California, and the City, UCSF will locate the UCSF expansion campus on a portion of Mission Bay South. We have donated approximately 18 acres and agreed to donate approximately 11 acres in the future for the campus, and the City contributed an additional 13.3 acres. The UCSF campus will be developed by developers selected by UCSF (which may include Catellus as one of the developers). UCSF broke ground on its first building, a 400,000-square-foot research facility, in October 1999. Design is now under way for the next two UCSF buildings.

  Union Station, Los Angeles, California. We currently own approximately 43 acres surrounding and including the historic Los Angeles Union Station. Located in downtown Los Angeles, Union Station is a transportation hub of the region, with Amtrak rail service and commuter rail lines serving the surrounding five-county region (Metrolink), and Los Angeles' growing subway and surface light rail systems.

  In 1996, the City of Los Angeles awarded us an entitlement package permitting seven million square feet of office development with flexible mixed-use development including office, hotel, residential, urban entertainment, retail, and sports facilities. As part of this development, in 1996, we sold a 4.2-acre portion to the Los Angeles Metropolitan Water District and entered into a design-build contract to build its new headquarters facility. The sale generated proceeds of $13.2 million and a commission to build the facility for a fee. We completed construction of the 500,000-square-foot, 12-story headquarters facility in 1998, with occupancy completed in 1999. In addition to a major phase and project approval from the Redevelopment Agency, we also completed in 1999 a revised development plan intended to maximize the potential of the site given current and projected market conditions.

  Santa Fe Depot, San Diego, California. We own approximately 15 acres near the waterfront in downtown San Diego, California, including the Santa Fe Depot train station. Amtrak, a commuter rail line (Coaster), and San Diego's expanding trolley system serve the site daily. In accordance with a Development Agreement executed with the City in 1993, the site is currently entitled for a mixture of office, hotel, retail, and housing development. During 1999 we revised the plan to respond better to recovering markets in San Diego. Subsequently, we entered into an agreement to sell to Bosa Development, a Canadian developer, a 1.5-acre site for development of approximately 230 condominium units.

  In 2000, we entered into a second sale agreement with Bosa Development for another 1.5-acre site for development of approximately 230 condominium units with closing scheduled for the third quarter 2001. Also, we completed schematic plans for two office towers totaling 750,000 square feet and filed an application with the City Center Development Committee.

Land Development Portfolio

  As of December 31, 2000, CUG's interim-use land development portfolio included 3 properties aggregating approximately 913,000 square feet. At December 31, 2000, the portfolio was 88.4% leased. This portfolio represents interim rental uses of properties intended for mixed-use development. We expect that the level of income generated from this category of properties will decline as development of the mixed-use projects occurs over the next several years.

  The following table summarizes CUG's interim-use land development portfolio by region as of or for the year ended December 31, 2000:

                                                             Property  Property
                                  Number of  Square          Operating Operating
                                  Properties  Feet  Revenues   Costs    Income
                                  ---------- ------ -------- --------- ---------
                                  (In thousands, except for number of buildings)
     Northern California.........      1      780   $ 9,088   $3,488    $5,600
     Southern California.........      2      133     5,525    3,874     1,651
                                     ---      ---   -------   ------    ------
       Totals....................      3      913   $14,613   $7,362    $7,251
                                     ===      ===   =======   ======    ======

Other Items

Brownfields Development

  Since 1997, we have formed wholly owned subsidiaries to acquire, or to make investments in companies formed for the purpose of acquiring properties requiring environmental remediation, performing the necessary remediation, and selling, leasing, or operating the remediated properties. Our subsidiaries expect to make these investments only after investigation designed to characterize the environmental problems and quantify the costs of remediation, and after obtaining insurance, if appropriate, for overruns in the remediation budget. Among the factors that could affect the success of these projects are:
(1) the ability of the managing member of the limited liability company to manage the business successfully; (2) the accurate characterization of environmental problems; and (3) the availability of insurance adequate to cover remediation budget overruns.

  There are two projects that we are currently proceeding with: Victoria-By-The-Bay in Hercules, California, discussed in further detail in the Residential Group section of this report and the Kaiser Commerce Center discussed in further detail in the Commercial Group section of this report.

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

Employees, Contractors, and Consultants

  At December 31, 2000, we had 358 employees in our consolidated company. We engage third parties to manage multi-tenant properties and properties in locations that are not in close proximity to our regional or field offices. In addition, we engage outside consultants such as architects and design firms in connection with our pre-development activities. We also employ third-party contractors on development projects for infrastructure and building construction, and retain consultants to assist us in a variety of areas at the project and corporate levels.

  Working with organized labor is a critical component of many of our projects. With the high volume of construction activity in many of our markets, labor shortages and costs could significantly influence the success of projects. In addition, organized labor often plays a key role in community organizations and discretionary land use decisions concerning entitlements.

Stock Repurchase Program

  In October 1999, our Board of Directors authorized a one-year stock repurchase program for up to $50 million of our outstanding common stock (the "1999 Program"). Under the 1999 Program, we repurchased 1,997,300 shares at a total cost of $28.7 million. The 1999 Program expired in October 2000. In December 2000, our Board of Directors authorized a new one-year share repurchase program (the "2000 Program") for up to $50 million, and in March 2001, our Board of Directors authorized an additional share repurchase program for up to $50 million. See Note 12 of the accompanying Consolidated Financial Statements for a discussion of share repurchase programs.

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

Item 4. Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

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

Executive Officers

Name                     Age Position
----                     --- --------
Nelson C. Rising........  59 Chairman of the Board and Chief Executive Officer
Stephen P. Wallace......  46 Executive Vice President and Chief Operating Officer
C. William Hosler.......  37 Senior Vice President and Chief Financial Officer
Kathleen Smalley........  43 Senior Vice President, Corporate Operations, and General Counsel
Paul A. Lockie..........  42 Vice President and Controller
Jaime L. Gertmenian.....  34 Vice President, Human Resources and Administration

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

  MS. SMALLEY was elected Senior Vice President, Corporate Operations, and General Counsel in May 1998. Before this appointment, Ms. Smalley had served as Senior Vice President, General Counsel, and Secretary since January 1997. For more than five years before joining the Company, Ms. Smalley was General Counsel and Investment Manager of Crow Family Holdings ("CFH"), an investment management company that manages assets, including real estate and related businesses, throughout the United States and abroad. During 1995-1996, 1998-1999, and 2000-2001, Ms. Smalley held an appointment to Harvard Law School where she lectured in real estate transactions.

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

                                    Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's common stock commenced trading on December 5, 1990, and is listed on the New York Stock Exchange, the Pacific Exchange, and the Chicago Stock Exchange under the symbol "CDX". The following table sets forth for the periods indicated the high and low sale prices of the Company's common stock as reported by Bloomberg Financial Markets:

                                                                  Common Stock
                                                                      Price
                                                                  -------------
                                                                   High   Low
                                                                  ------ ------
     Year ended December 31, 1999
       First Quarter............................................. $16.00 $13.25
       Second Quarter............................................ $16.25 $13.00
       Third Quarter............................................. $16.00 $11.75
       Fourth Quarter............................................ $13.50 $10.75
     Year ended December 31, 2000
       First Quarter............................................. $13.88 $11.50
       Second Quarter............................................ $16.88 $12.63
       Third Quarter............................................. $19.06 $16.31
       Fourth Quarter............................................ $19.38 $16.81

  The Company has never declared or paid any cash dividends on its common stock. The Company intends to retain any earnings to support operations and to finance development projects and does not intend to pay cash dividends on the common stock in the foreseeable future.

  On March 13, 2001, there were approximately 23,760 holders of record of the Company's common stock.

Item 6. Selected Financial Data

  The following income statement and selected balance sheet data with respect to each of the years in the five-year period ended December 31, 2000, have been derived from our annual Consolidated Financial Statements. The operating data have been derived from our underlying financial and management records and are unaudited. This information should be read in conjunction with the Consolidated Financial Statements and related Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K for a discussion of results of operations for 2000, 1999, and 1998.

                                        Year Ended December 31,
                            ---------------------------------------------------
                              2000       1999       1998       1997      1996
                            ---------  ---------  ---------  --------  --------
                                 (In thousands, except per share data)
Statement of Operations
 Data:
Rental properties
 Rental revenue...........  $ 206,762  $ 172,295  $ 149,319  $128,897  $115,815
 Property operating
  costs...................    (55,272)   (46,754)   (41,777)  (37,653)  (31,185)
 Equity in earnings of
  operating joint
  ventures, net...........      9,809     10,668      9,368     7,436     5,993
                            ---------  ---------  ---------  --------  --------
                              161,299    136,209    116,910    98,680    90,623
                            ---------  ---------  ---------  --------  --------
Property sales and fee
 services
 Sales revenue............    451,096    347,005    206,441   119,971    35,753
 Cost of sales............   (337,755)  (263,562)  (154,903)  (94,107)   (8,981)
                            ---------  ---------  ---------  --------  --------
 Gain on property sales...    113,341     83,443     51,538    25,864    26,772
 Equity in earnings of
  development joint
  ventures, net...........     27,780     10,152      6,627     2,123       757
 Management and
  development fees........     15,460     14,968     16,792    15,895     8,462
 Selling, general and
  administrative
  expenses................    (46,598)   (27,342)   (22,232)  (19,528)   (8,559)
 Other....................     (8,554)    (5,475)      (662)   (2,814)  (15,034)
                            ---------  ---------  ---------  --------  --------
                              101,429     75,746     52,063    21,540    12,398
                            ---------  ---------  ---------  --------  --------
Interest expense..........    (50,964)   (39,374)   (37,384)  (39,988)  (42,521)
Depreciation and
 amortization.............    (46,505)   (39,214)   (34,054)  (31,245)  (30,561)
Corporate administrative
 costs....................    (15,675)   (14,760)   (15,303)   (9,463)   (7,972)
Gain on non-strategic
 asset sales..............     46,279      6,803     18,929     5,029    24,405
Litigation and
 environmental costs,
 net......................        --         --         --        --      1,093
Other, net................        940     (4,253)      (184)    1,176    (3,334)
                            ---------  ---------  ---------  --------  --------
Income before minority
 interests, income taxes
 and extraordinary
 items....................    196,803    121,157    100,977    45,729    44,131
Minority interests........    (10,701)    (3,247)      (674)   (3,145)   (1,193)
                            ---------  ---------  ---------  --------  --------
Income before income taxes
 and extraordinary items..    186,102    117,910    100,303    42,584    42,938
Income tax (expense)
 benefit..................    (75,095)   (47,690)   (40,400)  (17,343)  (17,537)
                            ---------  ---------  ---------  --------  --------
Income before
 extraordinary items......    111,007     70,220     59,903    25,241    25,401
Extraordinary items.......        --      26,652    (25,165)      --        --
                            ---------  ---------  ---------  --------  --------
 Net income...............    111,007     96,872     34,738    25,241    25,401
 Preferred stock
  dividends...............        --         --         --     (1,353)  (22,173)
 Premium on redemption of
  preferred stock.........        --         --         --        --     (1,334)
                            ---------  ---------  ---------  --------  --------
 Net income applicable to
  common stockholders.....  $ 111,007  $  96,872  $  34,738  $ 23,888  $  1,894
                            =========  =========  =========  ========  ========
 Net income per share of
  common stock--assuming
  dilution:
 Before extraordinary
  items...................  $    1.02  $    0.64  $    0.55  $   0.24  $   0.03
 Extraordinary items......        --        0.25      (0.23)      --        --
                            ---------  ---------  ---------  --------  --------
 Net income per share
  after extraordinary
  items--assuming
  dilution................  $    1.02  $    0.89  $    0.32  $   0.24  $   0.03
                            =========  =========  =========  ========  ========
 Average number of common
  shares outstanding--
  assuming dilution.......    109,017    109,146    109,420   100,768    75,835
                            =========  =========  =========  ========  ========

                                     Year Ended or as of December 31,
                          ----------------------------------------------------------
                             2000        1999        1998        1997        1996
                          ----------  ----------  ----------  ----------  ----------
                              (In thousands, except percentages and ratios)
Other Operating Data:
EBDDT(/1/)..............  $  159,270  $  128,628  $  103,394  $   62,771  $   25,852
EBITDA(/2/).............  $  293,373  $  207,643  $  177,806  $  117,163  $  117,152
Buildings owned (square
 feet)..................      28,756      24,743      19,657      16,874      15,217
Leased percentage.......        95.7%       93.6%       94.9%       97.7%       96.5%
Annual fixed
 charges(/3/)...........  $   75,220  $   75,024  $   65,432  $   55,672  $   73,282
Debt and preferred stock
 to total market
 capitalization(/4/)....        37.9%       38.9%       36.4%       21.0%       46.8%
Capital
 investments(/5/).......  $  437,754  $  540,024  $  459,783  $  257,984  $  115,338
Fixed charge coverage
 ratio(/6/).............        3.90        2.77        2.72        2.10        1.60

                                               December 31,
                          ----------------------------------------------------------
                             2000        1999        1998        1997        1996
                          ----------  ----------  ----------  ----------  ----------
                                              (In thousands)
Balance Sheet Data:
Total properties, net...  $1,705,538  $1,649,171  $1,402,096  $1,122,975  $1,024,102
Total assets............  $2,275,542  $1,854,877  $1,625,540  $1,241,019  $1,123,118
Mortgage and other
 debt...................  $1,134,563  $  875,564  $  873,207  $  568,699  $  496,742
Preferred stock.........  $      --   $      --   $      --   $      --   $  274,428
Total stockholders'
 equity.................  $  683,245  $  590,972  $  490,229  $  451,899  $  422,453
Other Data:
Total market
 capitalization(/7/)....  $2,991,000  $2,249,000  $2,402,000  $2,699,000  $1,647,000

--------
 (1) We use a supplemental performance measure called Earnings Before Depreciation and Deferred Taxes ("EBDDT"), along with net income, to report our operating results. EBDDT is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Further, EBDDT is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. We believe, however, that EBDDT provides relevant information about our operations and is useful, along with net income, for an understanding of our operating results.
     EBDDT is calculated by making various adjustments to net income. Depreciation, amortization, and deferred income taxes are added back to net income as they represent non-cash charges. Since depreciation expense is added back to net income on arriving at EBDDT, the portion of gain on property sales attributable to depreciation recapture is excluded from EBDDT. In addition, gains on the sale of non-strategic assets, premium on the redemption of preferred stock, and extraordinary items, including their current tax effect, represent unusual and/or non-recurring items and are excluded from the EBDDT calculation.
 (2) Represents earnings before interest, taxes, depreciation and amortization, capitalized interest in cost of sales, extraordinary items, preferred stock dividends, and premium on the redemption of preferred stock.
 (3) Represents total interest incurred, less non-cash interest incurred (see
     Note 3 to our Consolidated Financial Statements), principal amortization, and preferred stock dividends.
 (4) Represents the ratio of total debt plus the face value of preferred stock to equity market capitalization (based on the number of common shares outstanding at the end of the period indicated and the closing stock price for each respective period) plus total debt and preferred stock.
 (5) Represents expenditures for commercial and residential development for projects to be developed and sold or held for rental. See "Managements Discussion and Analysis of Financial Condition and Results of Operations--Cash Flows From Investing Activities" in this Form 10-K.
 (6) Represents the ratio of EBITDA to fixed charges.
 (7) Represents the number of common shares outstanding multiplied by the closing stock price at the end of the period indicated plus preferred stock and total debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis of financial condition and EBDDT, as defined, should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K. This discussion and analysis covers each of our four business segments: Commercial, Residential, Urban Development, and Corporate. This analysis of EBDDT by segment is used in internal reporting to management and, we believe, provides an effective means of understanding our business and corporate structure. (For definition of EBDDT, see Note 13 of the accompanying Consolidated Financial Statements.)

Summary EBDDT and reconciliation to net income for the years ended December 31, 2000, 1999, and 1998

                             Year Ended December 31,
                            ----------------------------  Difference Difference
                              2000      1999      1998    2000/1999  1999/1998
                            --------  --------  --------  ---------- ----------
                                             (In thousands)
Pre-tax EBDDT
  Commercial............... $138,872  $124,049  $100,015   $ 14,823   $ 24,034
  Residential..............   41,151    27,823    21,651     13,328      6,172
  Urban Development........    4,980     6,494     4,757     (1,514)     1,737
  Corporate................  (13,194)  (12,399)  (10,995)      (795)    (1,404)
                            --------  --------  --------   --------   --------
Total pre-tax EBDDT........  171,809   145,967   115,428     25,842     30,539
  Current tax..............  (12,539)  (17,339)  (12,034)     4,800     (5,305)
                            --------  --------  --------   --------   --------
EBDDT......................  159,270   128,628   103,394     30,642     25,234
  Depreciation and
   amortization............  (46,505)  (39,214)  (34,054)    (7,291)    (5,160)
  Deferred taxes...........  (62,556)  (30,351)  (28,366)   (32,205)    (1,985)
  Gain on non-strategic
   asset sales.............   46,279     6,803    18,929     39,476    (12,126)
  Depreciation recapture...   14,519     4,354       --      10,165      4,354
  Extraordinary
   gain/(expense), net of
   tax.....................      --     26,652   (25,165)   (26,652)    51,817
                            --------  --------  --------   --------   --------
Net income................. $111,007  $ 96,872  $ 34,738   $ 14,135   $ 62,134
                            ========  ========  ========   ========   ========

Commercial:

  The Commercial segment acquires and develops suburban commercial business parks for our own account and the account of others. EBDDT consists primarily of rental property operating income for buildings owned and sales gains from properties sold.

                             Year Ended December 31,
                         ------------------------------  Difference Difference
                           2000       1999       1998    2000/1999  1999/1998
                         ---------  ---------  --------  ---------- ----------
                                           (In thousands)
Rental properties
 Rental revenue......... $ 192,039  $ 159,843  $136,816   $ 32,196   $ 23,027
 Property operating
  costs.................   (47,910)   (40,383)  (35,553)    (7,527)    (4,830)
 Equity in earnings of
  operating joint
  ventures, net.........     9,809     10,668     9,368       (859)     1,300
                         ---------  ---------  --------   --------   --------
                           153,938    130,128   110,631     23,810     19,497
                         ---------  ---------  --------   --------   --------
Property sales and fee
 services
 Sales revenue..........   158,274    185,092   101,095    (26,818)    83,997
 Cost of sales(/1/).....  (113,344)  (146,809)  (75,683)    33,465    (71,126)
                         ---------  ---------  --------   --------   --------
   Gain on property
    sales...............    44,930     38,283    25,412      6,647     12,871
 Equity in earnings of
  development joint
  ventures, net.........        13        (23)    1,296         36     (1,319)
                         ---------  ---------  --------   --------   --------
     Total gain on
      property sales....    44,943     38,260    26,708      6,683     11,552
 Management and
  development fees......    12,813     11,464    13,641      1,349     (2,177)
 Selling, general and
  administrative
  expenses..............   (18,546)    (9,280)   (8,704)    (9,266)      (576)
 Other..................     2,877      1,822    (2,233)     1,055      4,055
                         ---------  ---------  --------   --------   --------
                            42,087     42,266    29,412       (179)    12,854
                         ---------  ---------  --------   --------   --------
Interest expense........   (50,806)   (45,083)  (40,028)    (5,723)    (5,055)
Minority interests......    (6,347)    (3,262)      --      (3,085)    (3,262)
                         ---------  ---------  --------   --------   --------
   Pre-tax EBDDT........ $ 138,872  $ 124,049  $100,015   $ 14,823   $ 24,034
                         =========  =========  ========   ========   ========
Rental building
 occupancy
(In thousands of square
 feet, except
 percentages)
Owned...................    28,756     24,743    19,657      4,013      5,086
Occupied................    27,512     23,159    18,660      4,353      4,499
Occupancy percentage....      95.7%      93.6%     94.9%       2.2%      (1.4)%

--------
(/1/) Cost of sales for 2000 and 1999 includes $14.5 million and $4.4 million, respectively, of depreciation recapture, which is included in net income, but not EBDDT.

 Rental Revenue Less Property Operating Costs

  Rental revenue less property operating costs has increased over the past two years mainly because of additions of buildings, land and land leases, and rental increases on Same Space (properties that were owned and operated for the entire "current" year and the entire immediately preceding year are referred to as "Same Space") partially offset by properties sold. We added a net 4.0 million square feet in 2000, 5.1 million square feet in 1999, and 2.8 million square feet in 1998 to our rental portfolio. Rental revenue less operating costs for 2000, 1999, and 1998 are summarized as follows:

                               Year Ended                   Year Ended
                              December 31,                 December 31,
                            ----------------- Difference ----------------- Difference
                              2000     1999   2000/1999    1999     1998   1999/1998
                            -------- -------- ---------- -------- -------- ----------
                                                 (In thousands)
   Rental revenue less
    operating costs:
   Same Space.............. $ 93,279 $ 90,055  $ 3,224   $ 89,162 $ 85,910  $ 3,252
   Properties added to
    portfolio..............   33,619    8,955   24,664     15,794    2,369   13,425
   Properties sold from
    portfolio..............    2,780    6,537   (3,757)       617    1,639   (1,022)
   Land and land leases....   14,451   13,913      538     13,887   11,345    2,542
                            -------- --------  -------   -------- --------  -------
                            $144,129 $119,460  $24,669   $119,460 $101,263  $18,197
                            ======== ========  =======   ======== ========  =======

  Because of the long-term nature of our leases and the historically low growth in rental rates for our product, we do not expect substantial changes in rental income from our Same Space rental portfolio. Rather, we expect growth in overall portfolio rental income will result primarily from new properties we add to our rental portfolio over time.

  The increase in rental revenue less property operating costs also arises because the new buildings added to our portfolio in 2000 had higher occupancy than those added in 1999. The occupancy, at December 31, 2000, for the buildings added in 2000 was nearly 100%, as compared to 79%, at December 31, 1999, for the buildings added in 1999.

  Rental revenue less operating costs from land and land subject to leases increased $2.5 million in 1999 primarily from the addition of land leases to the portfolio. A majority of the land subject to leases, which we intend to sell, was acquired during 1998.

 Equity in Earnings of Operating Joint Ventures

  Equity in earnings of operating joint ventures, net, decreased by $0.9 million in 2000 primarily because of higher interest expense due to a refinancing at a joint venture (see Note 5 of the accompanying Consolidated Financial Statements). The 1999 increase of $1.3 million was because of higher occupancies and room rates in hotels owned by two joint ventures.

 Sales Revenue

  Our Commercial segment has increased gain from property sales over the past few years. Gain on property sales was $44.9 million in 2000, $38.3 million in 1999, and $26.7 million in 1998 summarized as follows:

                              Year Ended December 31,
                             ----------------------------  Difference Difference
                               2000      1999      1998    2000/1999  1999/1998
                             --------  --------  --------  ---------- ----------
                                              (In thousands)
   Commercial property
    sales
   Building sales:
    Sales proceeds.........  $106,282  $ 96,744  $ 44,364   $  9,538   $ 52,380
    Cost of sales..........   (82,288)  (80,772)  (38,426)    (1,516)   (42,346)
                             --------  --------  --------   --------   --------
     Gain..................    23,994    15,972     5,938      8,022     10,034
                             --------  --------  --------   --------   --------
   Land sales:
    Sales proceeds.........    45,577    34,596    37,116     10,981     (2,520)
    Cost of sales..........   (26,271)  (24,990)  (27,007)    (1,281)     2,017
                             --------  --------  --------   --------   --------
     Gain..................    19,306     9,606    10,109      9,700       (503)
                             --------  --------  --------   --------   --------
   Other sales:
    Sales proceeds.........     6,415    53,752    19,615    (47,337)    34,137
    Cost of sales..........    (4,785)  (41,047)  (10,250)    36,262    (30,797)
                             --------  --------  --------   --------   --------
     Gain..................     1,630    12,705     9,365    (11,075)     3,340
                             --------  --------  --------   --------   --------
     Gain on property
      sales................    44,930    38,283    25,412      6,647     12,871
    Equity in earnings of
     development joint
     ventures, net.........        13       (23)    1,296         36     (1,319)
                             --------  --------  --------   --------   --------
     Total gain on property
      sales................  $ 44,943  $ 38,260  $ 26,708   $  6,683   $ 11,552
                             ========  ========  ========   ========   ========

  The 2000 commercial property sales include the closings of 0.9 million square feet of new industrial building space and the associated land, 445.8 acres of improved land capable of supporting 8.7 million square feet of commercial development, and 1.2 million square feet of existing operating properties. The 1999 commercial property sales include the closings of 1.3 million square feet of new industrial building space and the associated land,
171.7 acres of improved land capable of supporting 3.3 million square feet of commercial development, and 0.4 million square feet of existing operating properties, as compared to the closings of 1.3 million square feet of new industrial building space and the associated land and 176.0 acres of land capable of supporting 3.2 million square feet of commercial development in 1998.

  "Other sales" in the table above include a sale of an apartment joint venture in San Diego, California in 1999 and a sale of a development joint venture in Texas in 1998; there were no sales of operating joint ventures in 2000. The 2000, 1999, and 1998 "Other sales" also include the sales of 1,026 acres, 1,514 acres, and 388 acres, respectively, of land subject to leases that we had acquired during 1998.

  Following is a summary of property sales under contract but not closed:

                                                             December 31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
                                                            (In thousands)
   Sales under contract, but not closed................ $35,880 $75,647 $83,456
                                                        ======= ======= =======

 Management and Development Fees

  Over the past two years, a major source of management fee income was a contract to manage and sell the non-railroad real estate assets of a major railroad company. As anticipated, most of the railroad's inventory of managed assets has been sold in accordance with the customer's goals. We decided not to pursue renewal of this contract when it expired on December 31, 2000. Consequently, we expect management fees and the related selling, general and administrative expenses to decline in 2001. Management and development fees increased by $1.3 million in 2000 primarily because of the development and management fees related to a construction management contract with a ground lessee, and higher sales commissions from the railroad customer. There was a decrease of $2.2 million in 1999 primarily because of a management contract with a Canadian railroad company that expired in 1998.

 Selling, General and Administrative Expenses

  The increases in 2000 and 1999 in selling, general and administrative expenses of $9.3 million, of which approximately $7.4 million was employees related and $1.9 million was administrative and office related, and $0.6 million, respectively, are primarily from additional staffing relating to increased sales activity. Also contributing to the increase are the higher costs to pursue new development activities, manage additions to the portfolio, and expenses incurred on lost opportunities.

 Other

  "Other" increased by $1.1 million and $4.1 million in 2000 and 1999, respectively, primarily because of interest income from restricted cash generated by tax-deferred exchanges.

 Interest

  Interest expense increased $5.7 million and $5.1 million in 2000 and 1999, respectively, primarily because of new mortgages placed on completed buildings added to our portfolio. Increases in interest capitalized in 2000 and 1999 are due to higher levels of development activity.

  Following is a summary of interest incurred:

                              Year Ended December 31,
                            ---------------------------  Difference Difference
                              2000      1999     1998    2000/1999  1999/1998
                            --------  --------  -------  ---------- ----------
                                            (In thousands)
   Total interest
    incurred............... $ 63,365  $ 55,801  $49,613   $ 7,564    $ 6,188
   Interest capitalized....  (12,559)  (10,718)  (9,585)   (1,841)    (1,133)
                            --------  --------  -------   -------    -------
   Interest expensed....... $ 50,806  $ 45,083  $40,028   $ 5,723    $ 5,055
                            ========  ========  =======   =======    =======
   Previously capitalized
    interest included in
    cost of sales.......... $  4,156  $  5,127  $ 2,872   $  (971)   $ 2,255
                            ========  ========  =======   =======    =======

  We expect interest expense to increase in 2001 as we anticipate to add new debt collateralized by the newly completed and retained buildings.

 Minority Interest

  In 1999, we formed a consolidated venture and sold 10% of this consolidated venture's stock to minority investors. The increase in 2000 was because the venture operated for a full year in 2000, but not in 1999.

Residential:

  In the past, the Residential segment acquired and developed mainly single-family residential property. Because of the sale of the majority of our home-building assets, as discussed below, this segment will concentrate prospectively on land development of residential sites via direct investments and joint ventures. EBDDT consists primarily of gains from sales of lots and completed homes.

                            Year Ended December 31,
                          ------------------------------  Difference  Difference
                            2000       1999       1998    2000/1999   1999/1998
                          ---------  ---------  --------  ----------  ----------
                                            (In thousands)
Rental properties
 income.................. $     110  $     339  $    641  $    (229)   $   (302)
                          ---------  ---------  --------  ---------    --------
Property sales and fee
 services
 Sales revenue...........   292,822    161,913   105,346    130,909      56,567
 Cost of sales...........  (238,930)  (121,107)  (79,220)  (117,823)    (41,887)
                          ---------  ---------  --------  ---------    --------
   Gain on property
    sales................    53,892     40,806    26,126     13,086      14,680
 Equity in earnings of
  development joint
  ventures, net..........    27,767     10,175     5,331     17,592       4,844
                          ---------  ---------  --------  ---------    --------
     Total gain on
      property sales.....    81,659     50,981    31,457     30,678      19,524
 Management and
  development fees.......     1,498        892     1,310        606        (418)
 Selling, general and
  administrative
  expenses...............   (25,804)   (17,237)  (12,875)    (8,567)     (4,362)
 Other...................   (11,412)    (7,133)    1,713     (4,279)     (8,846)
                          ---------  ---------  --------  ---------    --------
                             45,941     27,503    21,605     18,438       5,898
                          ---------  ---------  --------  ---------    --------
Interest expense.........      (546)       (34)       79       (512)       (113)
Minority interests.......    (4,354)        15      (674)    (4,369)        689
                          ---------  ---------  --------  ---------    --------
     Pre-tax EBDDT....... $  41,151  $  27,823  $ 21,651  $  13,328    $  6,172
                          =========  =========  ========  =========    ========

 Sales Revenue

  In July 2000, we sold a majority of our home-building assets to a newly formed limited liability company managed by Brookfield Homes of California, Inc. for $139 million in cash and a retained interest in the new company ("BHC, LLC") at an agreed-upon value of $22.5 million. In addition, we are entitled to a preferred return on the retained interest and 35% of additional profits from BHC, LLC operations. Of the $22.5 million retained interest, we have recognized $8.3 million as part of "Equity in earnings of development joint ventures, net" in 2000. Also recognized as part of "Equity in earnings of development joint ventures, net" was $0.8 million which represents our share, 35%, of profits from BHC, LLC and $1 million which represents our share of the preferred return from our investment in BHC, LLC as of December 31, 2000. We expect to recognize the remaining $14.2 million retained interest and our share of profits from BHC, LLC as homes/lots are sold. With the exception of BHC, LLC and any new joint ventures we may pursue, no further significant earnings from home-building activities are expected beyond 2000.

  Included in gain on property sales for 2000 is $13.4 million from the sale of our home-building assets to the BHC, LLC, as well as $10.2 million, before deduction of approximately $4 million in minority interest, from the closing of an 80-lot site in San Francisco, and $30.3 million resulting primarily from the closings of 512 lots and 347 homes compared to the closings of 328 homes and 121 lots in 1999 and 244 homes and 45 lots in 1998.

                            Year Ended December 31,
                          -----------------------------  Difference  Difference
                            2000       1999      1998    2000/1999   1999/1998
                          ---------  --------  --------  ----------  ----------
                                           (In thousands)
PROPERTY SALES:
Wholly Owned
Homes:
 Sales proceeds.........  $ 200,319  $118,749  $ 84,377  $  81,570    $34,372
 Cost of sales..........   (176,338)  (90,866)  (65,175)   (85,472)   (25,691)
                          ---------  --------  --------  ---------    -------
  Gain..................     23,981    27,883    19,202     (3,902)     8,681
                          ---------  --------  --------  ---------    -------
Lots:
 Sales proceeds.........     37,958    28,505     8,992      9,453     19,513
 Cost of sales..........    (21,759)  (16,347)   (3,917)    (5,412)   (12,430)
                          ---------  --------  --------  ---------    -------
  Gain..................     16,199    12,158     5,075      4,041      7,083
                          ---------  --------  --------  ---------    -------
Joint Ventures--
 Consolidated
Homes:
 Sales proceeds.........     54,545    14,659    11,977     39,886      2,682
 Cost of sales..........    (40,833)  (13,894)  (10,128)   (26,939)    (3,766)
                          ---------  --------  --------  ---------    -------
  Gain..................     13,712       765     1,849     12,947     (1,084)
                          ---------  --------  --------  ---------    -------
Gain on property sales..     53,892    40,806    26,126     13,086     14,680
                          ---------  --------  --------  ---------    -------
JOINT VENTURES:
Homes:
 Sales proceeds.........    130,383    16,179    40,292    114,204    (24,113)
 Cost of sales..........   (121,585)  (11,906)  (31,882)  (109,679)    19,976
                          ---------  --------  --------  ---------    -------
  Gain..................      8,798     4,273     8,410      4,525     (4,137)
                          ---------  --------  --------  ---------    -------
Lots:
 Sales proceeds.........    186,140    99,046    49,669     87,094     49,377
 Cost of sales..........   (139,390)  (75,012)  (41,238)   (64,378)   (33,774)
                          ---------  --------  --------  ---------    -------
  Gain..................     46,750    24,034     8,431     22,716     15,603
                          ---------  --------  --------  ---------    -------
Gain from development
 joint ventures.........     55,548    28,307    16,841     27,241     11,466
Less: venture partners'
 interest...............    (27,781)  (18,132)  (11,510)    (9,649)    (6,622)
                          ---------  --------  --------  ---------    -------
Total equity in earnings
 of development joint
 ventures...............     27,767    10,175     5,331     17,592      4,844
                          ---------  --------  --------  ---------    -------
Total gain on property
 sales..................  $  81,659  $ 50,981  $ 31,457  $  30,678    $19,524
                          =========  ========  ========  =========    =======

  Following is a summary of property sales under contract but not closed:

                                                             December 31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
                                                            (In thousands)
Owned projects and consolidated joint ventures:
  Units................................................ $ 7,439 $54,782 $21,077
                                                        ======= ======= =======
  Lots................................................. $19,317 $16,195 $ 8,348
                                                        ======= ======= =======
Joint venture projects(/1/)............................ $49,413 $ 7,638 $12,064
                                                        ======= ======= =======

--------
(/1/) The amounts shown are 100% of the gross sales price; we are entitled to receive from 30% to 67% of the net profits from these joint ventures.

  Equity in earnings of development joint ventures, net, increased $17.6 million and $4.8 million in 2000 and 1999, respectively. Of the $17.6 million increase in 2000, $10.1 million was attributable to BHC, LLC, as mentioned above. The remaining increase is attributable to increased sales activities at two of our investments, Serrano in El Dorado Hills, California and Talega in San Clemente, California; our joint ventures sold 1,741 lots in 2000 as compared to 797 lots and 29 homes in 1999. The $4.8 million increase in 1999 was primarily because of the increased margins at Serrano. The joint ventures closed 797 lots and 29 homes in 1999 as compared to 810 lots and 87 homes in 1998.

 Selling, General and Administrative Expenses

  Selling, general and administrative expenses increased $8.6 million in 2000 and $4.4 million in 1999. The increase in 2000 is primarily attributable to the severance expenses related to the sale of the home-building assets to BHC, LLC during 2000. The 1999 increase was primarily attributable to an increase in staff as a result of significant growth of the business, as demonstrated by revenue from property sales which increased by $57 million in 1999. We expect selling, general and administrative expenses to decrease as a result of the sale of home-building assets as compared to 2000.

 Other

  "Other" (expense) increased $4.3 million and $8.8 million in 2000 and 1999, respectively, because of the $11 million and $6.7 million reserves provided in 2000 and 1999, respectively, for estimated losses related to cost overruns on a fixed price contract for a development project. The factors listed in the Forward-Looking Information and Risk Factors section, including particularly costs of materials and labor, construction conditions, performance or nonperformance of obligations by third parties, labor strikes, construction delays, and ability of third parties to perform their obligations, could affect the estimate.

 Interest

  Following is a summary of interest incurred:

                              Year Ended December 31,
                              --------------------------  Difference Difference
                               2000      1999     1998    2000/1999  1999/1998
                              -------  --------  -------  ---------- ----------
                                              (In thousands)
   Total interest incurred..  $ 6,529  $ 13,160  $ 9,678   $(6,631)   $ 3,482
   Interest capitalized.....   (5,983)  (13,126)  (9,757)    7,143     (3,369)
                              -------  --------  -------   -------    -------
   Interest expensed........  $   546  $     34  $   (79)  $   512    $   113
                              =======  ========  =======   =======    =======
   Previously capitalized
    interest included in
    cost of sales...........  $ 5,646  $  6,650  $ 3,203   $(1,004)   $ 3,447
                              =======  ========  =======   =======    =======

  Interest incurred and capitalized decreased in 2000 primarily because of the sale of the home-building assets, as part of the sale proceeds was used to pay off certain existing debt (see Note 14). In 1999, the increase in interest incurred was offset by an increase in capitalized interest related to higher development activity. During 1999, the Residential segment started construction on 473 residential units, as compared to 334 units in 1998 from our owned and consolidated joint venture projects.

 Minority Interests

  Minority interests increased $4.4 million in 2000. The increase is primarily because of the sale of an 80-lot site in San Francisco by a consolidated joint venture (see discussion on Sales Revenue above).

Urban Development:

  The Urban Development segment entitles and develops urban mixed-use sites in San Francisco, Los Angeles, and San Diego. The principal active project of the segment is Mission Bay in San Francisco.

                               Year Ended December 31,
                               -------------------------  Difference Difference
                                2000     1999     1998    2000/1999  1999/1998
                               -------  -------  -------  ---------- ----------
                                              (In thousands)
   Rental properties
     Rental revenue........... $14,613  $12,113  $11,862   $ 2,500     $  251
     Property operating
      costs...................  (7,362)  (6,371)  (6,224)     (991)      (147)
                               -------  -------  -------   -------     ------
                                 7,251    5,742    5,638     1,509        104
                               -------  -------  -------   -------     ------
   Property sales and fee
    services
     Management and
      development fees........   1,149    2,612    1,841    (1,463)       771
     Selling, general and
      administrative
      expenses................  (2,248)    (825)    (653)   (1,423)      (172)
     Other....................     (19)    (164)    (142)      145        (22)
                               -------  -------  -------   -------     ------
                                (1,118)   1,623    1,046    (2,741)       577
                               -------  -------  -------   -------     ------
   Interest expense...........  (1,153)    (871)  (1,927)     (282)     1,056
                               -------  -------  -------   -------     ------
     Pre-tax EBDDT............ $ 4,980  $ 6,494  $ 4,757   $(1,514)    $1,737
                               =======  =======  =======   =======     ======
   Rental building occupancy
   (In thousands of square
   feet, except percentages)
   Owned......................     913    1,152    1,220      (239)       (68)
   Occupied...................     807      969    1,081      (162)      (112)
   Occupancy percentage.......    88.4%    84.1%    88.6%      5.1%      (5.1)%

 Rental Revenue Less Property Operating Costs

  The increase in 2000 is primarily attributable to higher rent and parking revenue at Mission Bay in San Francisco. Rental revenue less property operating costs from this segment is primarily generated from interim income-producing uses of properties intended for mixed-use development. Income provided from this pool of interim rental uses will decrease as development occurs on these sites. We plan to generate future income in the Urban Development segment from development activities, rental income, and sales gains.

  Following is a summary of property sales under contract but not closed:

                                                            December 31,
                                                         -------------------
                                                          2000   1999  1998
                                                         ------- ----- -----
                                                           (In thousands)
   Sales under contract, but not closed................. $49,400 $ --  $ --
                                                         ======= ===== ===== ===

 Management and Development Fees

  Management and development fees decreased $1.5 million in 2000, but increased $0.8 million in 1999. These changes are primarily attributable to a higher level of development management activities related to the renovation of Dodger Stadium in 1999.

 Selling, General and Administrative Expenses

  The increases of $1.4 million in 2000 and $0.2 million in 1999 are primarily attributable to changes in overall staffing to accommodate increased activity associated with all of the projects of the Urban Development segment, especially Mission Bay.

Corporate:

  Corporate consists of administrative costs and interest contra-expense for interest capitalized on a consolidated basis but not attributed to an operating segment.

 Interest

  Corporate interest consists primarily of interest contra-expense because the Residential segment had qualifying assets which provided for the capitalization of more interest than directly incurred by that segment. As a result, the Residential segment capitalized interest incurred by other segments. The decrease of interest contra-expense in 2000 is primarily because of the sale of our home-building assets. We expect the interest contra-expense to increase in 2001 because of the increase in business activities at our Mission Bay project in San Francisco.

                              Year Ended December 31,
                             ----------------------------  Difference Difference
                               2000      1999      1998    2000/1999  1999/1998
                             --------  --------  --------  ---------- ----------
                                              (In thousands)
   Interest contra-
    expense................  $  1,541  $  6,614  $  4,492   $(5,073)   $ 2,122
   Corporate administrative
    costs..................   (15,675)  (14,760)  (15,303)     (915)       543
   Other...................       940    (4,253)     (184)    5,193     (4,069)
                             --------  --------  --------   -------    -------
     Pre-tax EBDDT.........  $(13,194) $(12,399) $(10,995)  $  (795)   $(1,404)
                             ========  ========  ========   =======    =======

 Corporate Administrative Costs

  Corporate administrative costs consist primarily of general and administrative expenses. General and administrative expenses increased by $0.9 million in 2000 primarily because of the increase in our overall activities, but such expenses in 1999 approximated those of 1998.

 Other

  The decrease in "other" expense in 2000 is primarily attributable to higher interest income from higher short-term investments; the increase in 1999 is primarily attributable to the increased use of consultants.

Items Not Included in EBDDT by Segment

  See comparative presentation of reconciliation from EBDDT to net income at page 24.

  Depreciation and Amortization Expense

  The increases in depreciation and amortization expense of $7.3 million and $5.2 million in 2000 and 1999, respectively, are primarily attributable to the new buildings added to the portfolio. In 2000 and 1999, we added

4.0 million net square feet and 5.1 million net square feet of building space, respectively, to our portfolio. The added buildings resulted in incremental depreciation expense of $7.1 million and $5.4 million in 2000 and 1999, respectively.

  Income Taxes

  Income taxes increased $27.4 million and $7.3 million in 2000 and 1999, respectively. These increases are resulted from higher pre-tax income primarily attributed to higher rental income, gain from property sales, and gain on non-strategic asset sales as discussed.

  At December 31, 2000, our deferred tax liability consisted of deferred tax assets totaling $123.0 million and deferred tax liabilities of $371.0 million. Deferred tax assets include $3.1 million relating to tax credit carryforwards for alternative minimum tax, which are not subject to expiration. Our other deferred tax assets of $119.9 million relate primarily to differences between book and tax basis of properties. These deferred tax assets are not subject to expiration and would likely be realized at the time of taxable dispositions of the properties. Deferred tax liabilities in excess of deferred tax assets are often associated with the same property, with the result that the deferred tax asset would likely be realized in a taxable disposition, without regard to other taxable income. We believe it is more likely than not that we would realize the benefit of our deferred tax assets and that no valuation allowance is required. In making this determination, we considered: the nature of our deferred tax assets (and liabilities); the historical levels of taxable income; the significant unrealized appreciation of the properties; and the ability in many cases to control the timing of property sales in order to assure that deferred tax assets will be offset by deferred tax liabilities or realized appreciation.

  We believe we will use the tax credit carryforwards to reduce tax payments for 2001. The ultimate amount of federal tax payments, if any, would depend on our taxable income.

  Gain on Non-Strategic Asset Sales

  Gain on sales of non-strategic assets was $46.3 million, $6.8 million, and $18.9 million for 2000, 1999, and 1998, respectively.

  From 1995 through 2000, we sold $320 million of non-strategic assets as part of a program of selling non-strategic assets, with the proceeds used to pay down a portion of existing debt, redeem preferred stock, and fund new development. At year end, this program is substantially complete and the remaining non-strategic asset is our desert portfolio of approximately 363,000 acres.

  The increase in 2000 is primarily because of a sale of 405,000 acres of desert land which was ultimately transferred to the federal government for a total consideration of $45.1 million.

  Depreciation Recapture

  We exclude the portion of gain on property sales attributable to depreciation recapture from EBDDT (see Note 13 of the accompanying Consolidated Financial Statements). The increase of $10.2 million in depreciation recapture from 1999 to 2000 is because of higher sales volume of properties in 2000 as compared to 1999. We sold 11 buildings in 2000 as compared to 6 buildings in 1999.

  Extraordinary Income/Expense

  In October of 1999, a partnership transferred its primary asset to a third party. This transaction resulted in the recognition of a $26.7 million extraordinary gain, net of tax expense of $17.8 million.

  During 1998, we closed a major refinancing of existing debt. The refinancing resulted in recognition of a $25.2 million extraordinary charge, net of tax benefit of $16.8 million, related to yield maintenance payments and a write-off of unamortized loan issuance costs. We replaced a loan that had an average interest rate of 8.7% with a loan bearing an effective interest rate of 6.6%.

  Stock Repurchase Program

  In October 1999, our Board of Directors authorized a one-year stock repurchase program for up to $50 million of the outstanding common stock (the "1999 Program"). Under the 1999 Program, as of December 31, 2000, we had repurchased 1,997,300 shares at a total cost of $28.7 million. The 1999 Program expired in October 2000. In December 2000, our Board of Directors authorized a new one-year share repurchase program (the "2000 Program"). As of December 31, 2000, under the 2000 Program, we have not purchased any outstanding shares. See Note 12 of the accompanying Consolidated Financial Statements for activities related to stock repurchase programs subsequent to December 31, 2000.

  Variability in Results

  Although we have a large portfolio of rental properties that provides relatively stable operating results, our earnings from period to period will be affected by the nature and timing of acquisitions and sales of property. Many of our projects require a lengthy process to complete the development cycle before they are sold. Also, sales of assets are difficult to predict and are generally subject to lengthy negotiations and contingencies that need to be resolved before closing. These factors may tend to "bunch" income in particular periods rather than producing a more even pattern throughout the year or from year to year. In addition, gross margins may vary significantly as the mix of property varies. The cost basis of the properties sold varies because (i) properties have been owned for varying periods of time; (ii) properties are owned in various geographical locations; and (iii) development projects have varying infrastructure costs and build-out periods.

Liquidity and Capital Resources

 Cash flows from operating activities

  Cash provided by operating activities reflected in the statement of cash flows for the years ended December 31, 2000, 1999, and 1998 was $336.2 million, $183.9 million, and $120.7 million, respectively. The change in cash provided by operating activities is primarily attributable to sales of development and other properties, and rental revenue. Sales of development and other properties generated sales revenues of $451.1 million, $347.0 million, and $206.4 million, and our rental property generated rental revenue of $206.8 million, $172.3 million, and $149.3 million for the years ended December 31, 2000, 1999, and 1998, respectively. Proceeds from sales of non-strategic assets were $50.8 million, $10.6 million, and $80.0 million for the years ended December 31, 2000, 1999, and 1998, respectively. Cash generated from rental properties increased principally because of the addition of new buildings. The increase in cash provided by operating activities for the year ended December 31, 2000 was positively impacted by the decrease in capital expenditures for residential and commercial development properties; whereas in 1999, an increase in capital expenditures partially offset the increase in cash flows from operating activities. See further detail in the schedule of capital expenditures in the following discussion.

 Cash flows from investing activities

  Net cash used in investing activities reflected in the statement of cash flows for the years ended December 31, 2000, 1999, and 1998 was $264.4 million, $238.4 million, and $275.3 million, respectively. The increase in 2000 consists primarily of an increase of $55.6 million in the use of short-term investments and restricted cash and an increase of $27.3 million in capital expenditures offset by a decrease of $16.6 million in property acquisitions, an increase of $20.8 million in net proceeds from sales of other assets, an increase of $15.6 million in distributions from joint ventures, and a $4.4 million decrease in contributions to joint ventures. The decrease between 1999 and 1998 is primarily because of a $79.0 million decrease in the use of restricted cash and investments and a $9.0 million increase in net proceeds from sales of other assets offset by an increase of $46.8 million in capital expenditures and an increase of $4.3 million in contributions to joint ventures.

  Capital expenditures reflected in the statement of cash flows include the following:

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   2000     1999       1998
                                                 -------- ---------  ---------
                                                        (In thousands)
   Capital Expenditures from Operating
    Activities and Non-Cash Acquisitions(/1/)
   Capital expenditures for residential and
    commercial development properties........... $121,032  $179,479   $151,898
   Property acquisitions........................   26,464    35,620     24,061
   Capitalized interest and property tax........    7,738    14,266      9,213
                                                 -------- ---------  ---------
   Capital expenditures in cash flows for
    operating activities........................  155,234   229,365    185,172
   Other acquisitions...........................      --        289     10,394
   Seller-financed acquisitions.................      --     26,707     41,378
                                                 -------- ---------  ---------
     Total capital expenditures in operating
      activities................................  155,234   256,361    236,944
                                                 -------- ---------  ---------
   Capital Expenditures from Investing
    Activities and Non-Cash Acquisitions(/2/)
   Construction and building improvements.......  149,895   130,930    121,060
   Predevelopment...............................   26,637    19,406     17,063
   Infrastructure and other.....................   48,622    48,935     16,912
   Capitalized interest and property tax........   14,426    13,040     12,070
                                                 -------- ---------  ---------
   Capital expenditures for investment
    properties..................................  239,580   212,311    167,105
   Commercial property acquisitions.............   35,471    52,051     52,110
   Tenant improvements..........................    5,767     5,301      3,624
                                                 -------- ---------  ---------
   Capital expenditures in investing
    activities..................................  280,818   269,663    222,839
   Seller-financed acquisitions.................    1,702    14,000        --
                                                 -------- ---------  ---------
     Total capital expenditures in investing
      activities................................  282,520   283,663    222,839
                                                 -------- ---------  ---------
     Total capital expenditures................. $437,754 $ 540,024  $ 459,783
                                                 ======== =========  =========

--------
(/1/This)category includes capital expenditures for properties we intend to build to sell.
(/2/)This category includes capital expenditures for properties we intend to hold for our own account.

  Capital expenditures for residential and commercial development properties-- This item relates to the development of residential and commercial for-sale development properties. The decrease from 1999 to 2000 is primarily because of the sale of home-building assets in July 2000 (see discussion of gain on property sales in Residential section). The increase from 1998 to 1999 is attributable to the increase in both residential and commercial for-sale development activity.

  For the year ended December 31, 2000, we and our consolidated joint ventures started construction on 407 residential units and completed 288 units compared to 473 starts and 377 completions during 1999, and 334 starts and 247 completions during 1998.

  Property acquisitions--We invested approximately $63.6 million, including a $1.7 million seller-financed note from one of the commercial land acquisitions, in 2000 and $128.7 million, including a total of $40.7 million in seller-financed notes, in 1999 in the acquisition of new property either directly or through joint ventures. The 2000 acquisitions included $37.2 million of commercial and mixed-use development land which added approximately
10.2 million square feet of potential development. Also included was $26.5 million in acquisitions of residential development property in California, directly or through joint ventures, which will support up to 479 homes/lots. In 1999, of the $128.7 million invested in property acquisitions, $67.5 million was invested in acquisitions of commercial land for development and completed buildings, and $61.2 million in acquisitions of residential development properties.

  Capitalized interest and property taxes--This item represents interest and property taxes capitalized as part of our development projects. The decrease in 2000 compared to 1999 is primarily because of the sale of our home-building assets offset by the increase in commercial construction activity, as noted above.

  Construction and building improvements--This item relates primarily to development of new commercial properties held for lease and improvements to existing buildings. This development activity is summarized below:

                                                         Year Ended December 31,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
                                                           (In square feet)
   Under construction, beginning of period..............  4,641,000   5,036,500
   Construction starts..................................  4,863,000   5,371,000
   Completed--retained in portfolio..................... (5,158,000) (4,166,500)
   Completed--design/build or sold......................   (872,000) (1,600,000)
                                                         ----------  ----------
   Under construction, end of period....................  3,474,000   4,641,000
                                                         ==========  ==========

  Predevelopment--This item relates to amounts incurred in obtaining entitlements for our urban development projects and commercial development projects, primarily the Mission Bay project in San Francisco, California, and the Pacific Commons project in Fremont, California.

  Infrastructure and other--This item represents primarily infrastructure costs incurred in connection with our urban development and commercial development projects. These costs relate primarily to the projects at Woodridge, Illinois; Denver, Colorado; Rancho Cucamonga, California; Fremont, California; and Mission Bay, San Francisco, California.

 Cash flows from financing activities

  Net cash provided by financing activities reflected in the statement of cash flows for the years ended December 31, 2000, 1999, and 1998 was $229.3 million, $37.0 million, and $190.3 million, respectively. In 2000, we closed two loans with a combined total of $324.8 million. At December 31, 2000, the combined outstanding balance on these two loans was $297.4 million--see Note 3 of the accompanying Consolidated Financial Statements. The increase of $192.3 million in 2000 is primarily attributable to a net borrowing of $257.3 million as compared to a net pay-down of $12.8 million in 1999 offset by a net decrease in 2000 of $54.1 million in contributions from minority partners because of the formation of a consolidated joint venture in 1999 and $28.7 million used to purchase our common stock in 2000. The decrease of $153.4 million in 1999 over 1998 is primarily because of a net pay-down of $12.8 million in borrowing in 1999 as compared to a net borrowing of $255.8 million in 1998 offset by a $36.0 million redemption premium on early retirement of debt and $26.1 million in financing costs in 1998 and a $52.6 million increase in contributions from minority partners in 1999.

 Capital commitments

  As of December 31, 2000, we had outstanding standby letters of credit and surety bonds in the amount of $144.0 million in favor of local municipalities or financial institutions to guarantee performance on real property improvements or financial obligations.

  As of December 31, 2000, we had approximately $98.6 million in total commitments for capital expenditures to vendors. These commitments are primarily contracts to construct industrial development projects, predevelopment costs and re-leasing costs.

  Additionally, in connection with the acquisition of property in 2000, one of our indirect subsidiaries has entered into an agreement with the California Department of Toxic Substance Control to perform certain work to investigate and remedy hazardous materials left behind by the previous operators of the site. We have guaranteed completion of the work with a limited liability of $22 million. The current estimated cost for the work is approximately $15 million, and we have a fixed price contract for the completion of the work and obtained insurance to cover various cost overruns.

  As a partner in certain joint ventures, we have made certain financing guarantees (see Note 5). In addition, we have guaranteed debt service of $14.3 million and project completion of $5.1 million for various residential projects.

 Cash balances, available borrowings and capital resources

  As of December 31, 2000, we had a total cash of $382.0 million, of which $45.5 million is restricted cash. At year-end, in addition to the $382.0 million cash, we had $35.7 million in borrowing capacity under our commercial construction facilities and $27.4 million in additional borrowing capacity under our term loans, both available upon satisfaction of certain conditions.

  Our short- and long-term liquidity and capital resources requirements will be provided primarily from three sources: (1) ongoing income from rental properties, (2) proceeds from sales of developed properties, land and non-strategic assets, and (3) additional debt. As noted above, construction loan facilities are available for meeting liquidity requirements. Our ability to meet our mid- and long-term capital requirements is dependent upon the ability to obtain additional financing for new construction, completed buildings, acquisitions and currently unencumbered properties. There is no assurance that we can obtain this financing.

  Debt covenants--Three loan agreements contain restrictive financial covenants, the most restrictive of which requires a net cash flow coverage ratio of 1.30:1. The other loans require that we maintain certain other specified financial ratios. We were in compliance with all such covenants at December 31, 2000.

Environmental Matters

  Many of our properties or those of our subsidiaries are in urban and industrial areas and may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We and our subsidiaries incur ongoing environmental remediation and disposal costs, legal costs relating to clean up, defense of litigation, and the pursuit of responsible third parties. Costs incurred by the consolidated group in connection with operating properties and with properties previously sold are expensed. Costs incurred for properties to be sold by us or our subsidiaries are capitalized and will be charged to cost of sales when the properties are sold. Costs relating to undeveloped properties held by us or our subsidiaries are capitalized as part of development costs (see Note 15 of the accompanying consolidated financial statements for further discussions).

  In recent years, certain of our subsidiaries have acquired properties with known significant environmental issues for cleanup and redevelopment, and we expect that we may continue to form subsidiaries to acquire such properties (or that existing subsidiaries will acquire such properties) when the potential benefits of redevelopment warrant. When our subsidiaries acquire such properties, they undertake extensive due diligence to determine the nature of environmental problems and the likely cost of remediation, and they manage the risk with undertakings from third parties, including the sellers and their affiliates, remediation contractors, third party sureties, and insurers. The costs associated with such environmental costs are included in the estimates for properties to be developed.

Year 2000 Readiness

  We experienced no operational difficulties in connection with the year 2000 readiness. In 1999 we completed an extensive program to assess the potential effects of the Year 2000 problem (the inability of some hardware and software to distinguish the year 2000 from the year 1900). The program, which addressed the preparedness of our internal information systems, embedded technology in its operating portfolio and readiness of significant third parties, resulted in our action to fix certain negligible problems. We spent approximately $800,000 on this program, which included $22,000 on actions to solve problems discovered relating to building operating systems.

Forward-Looking Information and Risk Factors

  Except for historical matters, the matters discussed in this annual report are forward-looking statements that involve risks and uncertainties. We have tried, wherever practical, to identify these forward-looking statements by using words like "anticipate," "believe," "estimate," "project," "expect," "plan," "prospects," and similar expressions. Forward-looking statements include, but are not limited to, statements about plans; opportunities; negotiations; markets and economic conditions; development, construction, rental, and sales activities; availability of financing; and property values. Also, on occasion, management makes oral statements that may include similar forward-looking statements. Again, we try, wherever practical, to identify these forward-looking statements with appropriate language.

  We caution you not to place undue reliance on these forward-looking statements, which reflect our current beliefs and are based on information currently available to us. We do not undertake any obligation to revise these forward-looking statements to reflect future events, changes in circumstances, or changes in beliefs.

  These forward-looking statements are subject to risks and uncertainties that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by these statements. In particular, among the factors that could cause actual results to differ materially are:

  . Changes in the real estate market or in general economic conditions in the areas in which we own property, including the possibility of a general economic slowdown or recession, which some observers predict in the near term. Such changes could also include changes in the growth, job formation, and demographics of markets in which we own property or changes in the local land use policies that might affect existing constraints on supply

  . Issues arising from shortages in electrical power to us or to our customers, which could affect our ability to rent or sell properties, the ability of tenants or buyers to pay for our properties or for the use of our properties, or our ability to conduct our business

  .  Product and geographical concentration

  .  Competition in the real estate industry

  . Availability of financing to meet our capital needs, the variability of interest rates, and our ability to use our collateral to secure loans

  . Delay in receipt of or denial of government approvals and entitlements for development projects, other political and discretionary government decisions affecting the use of or access to land, or legal challenges to the issuance of approvals or entitlements

  .  Changes in the management team or competition for employees

  . Changes in tax laws and other circumstances that affect our ability to control the timing and recognition of deferred tax liability

  . Exposure of our assets to damage from natural occurrences such as earthquakes, and weather conditions that affect the progress of construction

  . Liability for us or our subsidiaries for environmental remediation at properties owned, managed, or formerly owned or managed by us, our subsidiaries, or the predecessors of either, and changes in environmental laws and regulations

  . Failure to reach agreement with third parties on definitive terms or failure to close transactions, and failure or inability of third parties to perform their obligations under agreements

  .  Increases in the cost of land and building materials

  .  Tight labor markets

  .  Limitations on or challenges to title to our properties

  . Risks related to the performance, interests, and financial strength of the co-owners of our joint venture projects

  . Changes in policies and practices of organized labor groups who may work on our projects

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

  Our primary market risk exposure is interest rate risk. The majority of our financial instruments are not considered market risk sensitive instruments, as they are not subject to foreign exchange rate risk or commodity price risk. At December 31, 2000, we did not have any outstanding interest-protection contracts. We intend to continuously and actively monitor and manage interest costs on our variable rate debt and may enter into interest rate-protection contracts based on market fluctuations.

  At December 31, 2000, approximately 60.4% of our debt bore interest at fixed rates with a weighted average maturity of approximately 7.5 years and a weighted average coupon rate of approximately 6.49%, which is below market. Therefore, unless there were a drastic decrease in interest rates, the fair value of our fixed-rate debt would not be adversely affected. The remainder of our debt bears interest at variable rates with a weighted average maturity of approximately 2.7 years and a weighted average coupon rate of approximately 8.70% at December 31, 2000. To the extent that we incur additional variable rate indebtedness, our exposure to increases in interest rates would increase. If coupon interest rates increased 100 basis points, the annual effect on our financial position and cash flow would be approximately $4.5 million, based on the outstanding balance of our debt at December 31, 2000. We believe, however, that in no event would increases in interest expense as a result of inflation significantly affect our financial position, results of operations, or cash flow.

Item 8. Financial Statements and Supplementary Data

  The financial statements and schedules required under Regulation S-X promulgated under the Securities Act of 1933 are identified in Item 14 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

  Except for the information relating to the executive officers of the Company set forth in Part I of this Annual Report on Form 10-K, the information required by the following items in this Part III is hereby incorporated by reference to the relevant sections contained in the Company's definitive Proxy Statement ("2001 Proxy Statement") which will be filed with the Securities and Exchange Commission in connection with the 2001 Annual Meeting of Stockholders.

Item 10. Directors and Executive Officers of the Registrant

  The information in the section captioned "Election of Directors" in the 2001 Proxy Statement is incorporated herein by reference. Information concerning executive officers required by this Item 10 is located under Part I, Item 4 and pages 18 to 20 of this Form 10-K.

  The information in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2001 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

  The information in the sections captioned "Further Information concerning the Board of Directors--Directors' Compensation," "Employment Agreements," and "Compensation Policy for Senior Executive Officers" in the 2001 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information in the sections captioned "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the 2001 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  The information in the section captioned "Certain Relationships and Related Transactions" in the 2001 Proxy Statement is incorporated herein by reference.

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

  (a)(3) Exhibits

  See Index to Exhibits on Pages E-1 and E-2.

  (b) Reports on Form 8-K

  None.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CATELLUS DEVELOPMENT CORPORATION

                                                  /s/ Nelson C. Rising
                                          By __________________________________
                                                      Nelson C. Rising
                                                Chairman and Chief Executive
                                                           Officer

Dated: March 21, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Catellus Development Corporation and in the capacities and on the date indicated.

              Signature                         Title                 Date
              ---------                         -----                 ----

                                      Chairman and Chief         March 21, 2001
       /s/ Nelson C. Rising            Executive Officer
 ____________________________________  (Principal Executive
           Nelson C. Rising            Officer)

                                      Senior Vice President,     March 21, 2001
       /s/ C. William Hosler           Chief Financial Officer
 ____________________________________  (Principal Financial
          C. William Hosler            Officer)

        /s/ Paul A. Lockie            Vice President and         March 21, 2001
 ____________________________________  Controller (Principal
            Paul A. Lockie             Accounting Officer)

                  *                   Director                   March 21, 2001
 ____________________________________
         Joseph F. Alibrandi

                  *                   Director                   March 21, 2001
 ____________________________________
        Stephen F. Bollenbach

                  *                   Director                   March 21, 2001
 ____________________________________
           Daryl J. Carter

                  *                   Director                   March 21, 2001
 ____________________________________
          Richard D. Farman

                  *                   Director                   March 21, 2001
 ____________________________________
           Christine Garvey

              Signature                 Title         Date
              ---------                 -----         ----

                  *                   Director   March 21, 2001
 ____________________________________
          William M. Kahane

                  *                   Director   March 21, 2001
 ____________________________________
         Leslie D. Michelson

                  *                   Director   March 21, 2001
 ____________________________________
         Thomas M. Steinberg

                  *                   Director   March 21, 2001
 ____________________________________
       Beverly Benedict Thomas

        /s/ Paul A. Lockie
 *By: _______________________________
            Paul A. Lockie
           Attorney-in-Fact
            March 21, 2001

                        CATELLUS DEVELOPMENT CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Financial Statements
Report of Independent Accountants dated February 5, 2001................. F-2
Consolidated Balance Sheet at December 31, 2000 and 1999................. F-3
Consolidated Statement of Operations for the years ended December 31,
 2000, 1999, and 1998.................................................... F-4
Consolidated Statement of Stockholders' Equity for the years ended
 December 31, 2000, 1999, and 1998....................................... F-5
Consolidated Statement of Cash Flows for the years ended December 31,
 2000, 1999, and 1998.................................................... F-6
Notes to Consolidated Financial Statements............................... F-7
Summarized Quarterly Results (Unaudited)................................. F-29

Index to Exhibits
Exhibits................................................................. E-1

Financial Statement Schedules
Report of Independent Accountants dated February 5, 2001................. S-1
Schedule II--Valuation and Qualifying Accounts........................... S-2
Schedule III--Real Estate and Accumulated Depreciation................... S-3
Attachment A to Schedule III............................................. S-4

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Catellus Development Corporation

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Catellus Development Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 5, 2001

                        CATELLUS DEVELOPMENT CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                            December 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
Assets

Properties............................................. $2,025,813  $1,944,017
Less accumulated depreciation..........................   (320,275)   (294,846)
                                                        ----------  ----------
                                                         1,705,538   1,649,171
Other assets and deferred charges, net.................    121,033      93,021
Notes receivable, less allowance.......................     36,119      32,890
Accounts receivable, less allowance....................     30,816      24,820
Restricted cash and investments........................     45,478      19,565
Cash and cash equivalents..............................    336,558      35,410
                                                        ----------  ----------
      Total............................................ $2,275,542  $1,854,877
                                                        ==========  ==========

Liabilities and stockholders' equity

Mortgage and other debt................................ $1,134,563  $  875,564
Accounts payable and accrued expenses..................     96,274      92,791
Deferred credits and other liabilities.................     58,722      58,751
Deferred income taxes..................................    247,975     185,592
                                                        ----------  ----------
    Total liabilities..................................  1,537,534   1,212,698
                                                        ----------  ----------

Commitments and contingencies (Note 15)

Minority interests.....................................     54,763      51,207
                                                        ----------  ----------
Stockholders' equity
  Common stock, 108,088 and 107,185 shares issued and
   106,091 and 107,185 shares outstanding at December
   31, 2000 and 1999, respectively.....................      1,081       1,072
  Paid-in capital......................................    493,420     483,503
  Treasury stock, at cost (1,997 shares at December 31,
   2000)...............................................    (28,660)        --
  Accumulated earnings.................................    217,404     106,397
                                                        ----------  ----------
    Total stockholders' equity.........................    683,245     590,972
                                                        ----------  ----------
      Total............................................ $2,275,542  $1,854,877
                                                        ==========  ==========

                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)

                                                   Year Ended December 31,
                                                -------------------------------
                                                  2000       1999       1998
                                                ---------  ---------  ---------
Rental properties
  Rental revenue..............................  $ 206,762  $ 172,295  $ 149,319
  Property operating costs....................    (55,272)   (46,754)   (41,777)
  Equity in earnings of operating joint
   ventures, net..............................      9,809     10,668      9,368
                                                ---------  ---------  ---------
                                                  161,299    136,209    116,910
                                                ---------  ---------  ---------
Property sales and fee services
  Sales revenue...............................    451,096    347,005    206,441
  Cost of sales...............................   (337,755)  (263,562)  (154,903)
                                                ---------  ---------  ---------
   Gain on property sales.....................    113,341     83,443     51,538
  Equity in earnings of development joint
   ventures, net..............................     27,780     10,152      6,627
                                                ---------  ---------  ---------
   Total gain on property sales...............    141,121     93,595     58,165
  Management and development fees.............     15,460     14,968     16,792
  Selling, general and administrative
   expenses...................................    (46,598)   (27,342)   (22,232)
  Other, net..................................     (8,554)    (5,475)      (662)
                                                ---------  ---------  ---------
                                                  101,429     75,746     52,063
                                                ---------  ---------  ---------
Interest expense..............................    (50,964)   (39,374)   (37,384)
Depreciation and amortization.................    (46,505)   (39,214)   (34,054)
Corporate administrative costs................    (15,675)   (14,760)   (15,303)
Gain on non-strategic asset sales.............     46,279      6,803     18,929
Other, net....................................        940     (4,253)      (184)
                                                ---------  ---------  ---------
  Income before minority interests, income
   taxes and extraordinary items..............    196,803    121,157    100,977
Minority interests............................    (10,701)    (3,247)      (674)
                                                ---------  ---------  ---------
  Income before income taxes and extraordinary
   items......................................    186,102    117,910    100,303
                                                ---------  ---------  ---------
Income tax expense
  Current.....................................    (12,539)   (17,339)   (12,034)
  Deferred....................................    (62,556)   (30,351)   (28,366)
                                                ---------  ---------  ---------
                                                  (75,095)   (47,690)   (40,400)
                                                ---------  ---------  ---------
  Income before extraordinary items...........    111,007     70,220     59,903
Extraordinary income related to a joint
 venture's asset transfer to a third party,
 net of income tax expense....................        --      26,652        --
Extraordinary expense related to early
 retirement of debt, net of income tax
 benefit......................................        --         --     (25,165)
                                                ---------  ---------  ---------
  Net income..................................  $ 111,007  $  96,872  $  34,738
                                                =========  =========  =========
  Net income per share before extraordinary
   items
   Basic......................................  $    1.04  $    0.66  $    0.56
                                                =========  =========  =========
   Assuming dilution..........................  $    1.02  $    0.64  $    0.55
                                                =========  =========  =========
  Net income (loss) per share--extraordinary
   items
   Basic......................................  $     --   $    0.25  $   (0.23)
                                                =========  =========  =========
   Assuming dilution..........................  $     --   $    0.25  $   (0.23)
                                                =========  =========  =========
  Net income per share after extraordinary
   items
   Basic......................................  $    1.04  $    0.91  $    0.33
                                                =========  =========  =========
   Assuming dilution..........................  $    1.02  $    0.89  $    0.32
                                                =========  =========  =========
  Average number of common shares
   outstanding--basic.........................    106,561    107,011    106,689
                                                =========  =========  =========
  Average number of common shares
   outstanding--diluted.......................    109,017    109,146    109,420
                                                =========  =========  =========

                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                           Common Stock  Treasury Stock             Accumulated
                          -------------- ----------------  Paid-In    Earnings
                          Shares  Amount Shares   Amount   Capital   (Deficit)
                          ------- ------ ------  --------  -------- -----------
Balance at December 31,
 1997.................... 106,503 $1,065    --   $    --   $476,047  $(25,213)
  Exercise of stock
   options and other.....     305      3    --        --      3,589       --
  Net income.............     --     --     --        --        --     34,738
                          ------- ------ ------  --------  --------  --------
Balance at December 31,
 1998.................... 106,808  1,068    --        --    479,636     9,525
  Exercise of stock
   options and other.....     377      4    --        --      3,867       --
  Net income.............     --     --     --        --        --     96,872
                          ------- ------ ------  --------  --------  --------
Balance at December 31,
 1999.................... 107,185  1,072    --        --    483,503   106,397
  Exercise of stock
   options and other.....     903      9    --        --      9,917       --
  Treasury stock
   purchases.............     --     --  (1,997)  (28,660)      --        --
  Net income.............     --     --     --        --        --    111,007
                          ------- ------ ------  --------  --------  --------
Balance at December 31,
 2000.................... 108,088 $1,081 (1,997) $(28,660) $493,420  $217,404
                          ======= ====== ======  ========  ========  ========


                See notes to consolidated financial statements.

                        CATELLUS DEVELOPMENT CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                   Year Ended December 31,
                                                -------------------------------
                                                  2000       1999       1998
                                                ---------  ---------  ---------
Cash flows from operating activities:
 Net income...................................  $ 111,007  $  96,872  $  34,738
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Extraordinary income related to a joint
   venture's asset transfer to a third party,
   before income tax expense..................        --     (44,020)       --
  Extraordinary expense related to early
   retirement of debt, before income tax
   benefit....................................        --        --       41,942
  Depreciation and amortization...............     46,505     39,214     34,054
  Deferred income taxes.......................     62,556     48,119     22,075
  Amortization of deferred loan fees and other
   costs......................................      6,400      4,575      2,826
  Equity in earnings of joint ventures........    (37,589)   (20,820)   (15,995)
  Gain on sales of other assets...............    (20,614)   (10,270)    (4,529)
  Minority interests in earnings of
   consolidated entities......................     10,701      3,247        674
  Operating distributions from joint
   ventures...................................     26,714     46,811     16,723
  Cost of development properties and non-
   strategic assets sold......................    316,424    236,421    191,604
  Capital expenditures for development
   properties.................................   (155,234)  (229,365)  (185,172)
  Other property acquisitions.................        --        (289)   (10,394)
  Other, net..................................     (1,570)    (1,459)    (2,391)
 Change in assets and liabilities:
  Accounts and notes receivable...............    (11,674)   (10,133)     3,122
  Other assets and deferred charges...........     (4,045)   (11,901)   (16,536)
  Accounts payable and accrued expenses.......    (13,283)    18,718      1,404
  Other.......................................        (51)    18,144      6,561
                                                ---------  ---------  ---------
Net cash provided by operating activities.....    336,247    183,864    120,706
                                                ---------  ---------  ---------
Cash flows from investing activities:
 Property acquisitions........................    (35,471)   (52,051)   (52,110)
 Capital expenditures for investment
  properties..................................   (239,580)  (212,311)  (167,105)
 Tenant improvements..........................     (5,767)    (5,301)    (3,624)
 Net proceeds from sale of other assets.......     34,680     13,926      4,886
 Distributions from joint ventures............     15,600        --         --
 Contributions to joint ventures..............     (7,944)   (12,370)    (8,105)
 Restricted cash and investments..............    (25,913)    29,719    (49,284)
                                                ---------  ---------  ---------
Net cash used in investing activities.........   (264,395)  (238,388)  (275,342)
                                                ---------  ---------  ---------
Cash flows from financing activities:
 Borrowings...................................    540,007    295,628    971,121
 Repayment of borrowings......................   (282,710)  (308,426)  (715,369)
 Redemption premium on early retirement of
  debt........................................        --         --     (36,041)
 Payment on settlement of treasury-lock
  contracts and financing fees................        --         --     (26,080)
 (Distributions to) contributions from
  minority partners, net......................     (7,123)    46,947     (5,650)
 Purchase of treasury stock...................    (28,660)       --         --
 Proceeds from issuance of common stock.......      7,782      2,810      2,336
                                                ---------  ---------  ---------
Net cash provided by financing activities.....    229,296     36,959    190,317
                                                ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents .................................    301,148    (17,565)    35,681
Cash and cash equivalents at beginning of
 year.........................................     35,410     52,975     17,294
                                                ---------  ---------  ---------
Cash and cash equivalents at end of year......  $ 336,558  $  35,410  $  52,975
                                                =========  =========  =========
Supplemental disclosures of cash flow
 information:
  Cash paid during the year for:
   Interest (net of amount capitalized).......  $  41,131  $  34,400  $  32,625
   Income taxes...............................  $  20,669  $  13,154  $   6,302

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

  Revenue recognition--Rental revenue, in general, is recognized when due from tenants; however, revenue from leases with rent concessions or fixed escalations is recognized on a straight-line basis over the initial term of the lease. Direct costs of negotiating and consummating a lease are deferred and amortized on a straight-line basis over the initial term of the related lease.

  The Company recognizes revenue from the sale of properties using the accrual method. Sales not qualifying for full recognition at the time of sale are accounted for under other appropriate deferral methods, including the percentage-of-completion method. In certain cases, the Company retains the right to repurchase property from the buyer at a specified price. Profit on these sales is not recognized until the Company's right to repurchase expires. In other cases, when the Company receives inadequate cash down payment and takes a note for the balance, profit is deferred until such time as sufficient cash is received to meet minimum down payment requirements. In general, specific identification and relative sales value methods are used to determine the cost of sales. Estimated future costs to be incurred by the Company after completion of each sale are included in cost of sales.

  Cash and cash equivalents and restricted cash and investments--The Company considers all highly liquid investments with a maturity of three months or less at time of purchase to be cash equivalents. Of the restricted cash and investments totaling $45.5 million and $19.6 million at December 31, 2000 and 1999, respectively, $38.1 million and $9.9 million, respectively, represent proceeds from property sales being held in separate cash accounts at a trust company in order to preserve the Company's options of reinvesting the proceeds on a tax-deferred basis. In addition, restricted investments of $7.1 million and $9.7 million at December 31, 2000 and 1999, respectively, represent certificates of deposit used to guarantee lease performance and $0.3 million at December 31, 2000 represents a retained deposit for future lease-up costs.

  Interest rate protection contracts ("Treasury-lock contracts")--The Company could enter into interest rate protection agreements to lock its interest rate when negotiating fixed rate financing agreements. Amounts paid or

                       CATELLUS DEVELOPMENT CORPORATION
received would be capitalized and amortized as a component of interest expense using the effective interest method over the term of the associated debt agreement.

  Financial instruments--The historical cost basis of the Company's notes receivable is representative of fair value based on a comparison to year-end interest rates for receivables of comparable risks and maturities. Variable rate debt has carrying values which approximate estimated fair value while first mortgage loans have an estimated aggregate fair value of $599.7 million and remaining principal of $621.2 million based on a comparison to year-end interest rates for debt with similar terms and remaining maturities.

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

  Notes receivable--Notes receivable are carried at the principal balance, less estimated uncollectible amounts totaling $3.8 million and $1.9 million at December 31, 2000 and 1999, respectively. Interest is recognized as earned; however, the Company discontinues accruing interest when collection is considered doubtful. Notes are generally collateralized by real property or a financing agreement.

  Allowance for uncollectible accounts--Accounts receivable are net of an allowance for uncollectible accounts totaling $1.7 million and $1.3 million at December 31, 2000 and 1999, respectively.

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

  The Company maintains a reserve for estimated costs of environmental remediation to be incurred in connection with operating properties and properties previously sold. When there is a significant likelihood that the Company may be legally required to undertake environmental remediation of developable land, the Company will accrue for the estimated cost of remediation and capitalize that amount. Where there is no legal requirement for remediation, costs will be capitalized, as incurred, as part of the project costs.

  Income taxes--Income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company's assets and liabilities. In estimating future tax consequences, expected future events are considered except for potential changes in income tax law or in rates.

                       CATELLUS DEVELOPMENT CORPORATION

  Income per share--Income per share of common stock applicable to common stockholders is computed by dividing net income, before extraordinary items, by the weighted average number of shares of common stock and equivalents outstanding during the period (see table below for effect of dilutive securities).

                                                    Year Ended December 31,
                         ------------------------------------------------------------------------------
                                    2000                      1999                      1998
                         -------------------------- ------------------------- -------------------------
                                          Per Share                 Per Share                 Per Share
                          Income  Shares   Amount   Income  Shares   Amount   Income  Shares   Amount
                         -------- ------- --------- ------- ------- --------- ------- ------- ---------
                                             (In thousands, except per share data)
Income before
 extraordinary items.... $111,007 106,561   $1.04   $70,220 107,011   $0.66   $59,903 106,689   $0.56
                                            =====                     =====                     =====
Effect of dilutive
 securities-- stock
 options(/1/)...........      --    2,456               --    2,135               --    2,731
                         -------- -------           ------- -------           ------- -------
Income applicable to
 common stockholders
 plus assumed conversion
 of options(/1/)........ $111,007 109,017   $1.02   $70,220 109,146   $0.64   $59,903 109,420   $0.55
                         ======== =======   =====   ======= =======   =====   ======= =======   =====

--------
(/1/) Includes Directors stock units.

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

  Minority interests--In 1999 the Company formed a consolidated venture and sold 10% of this consolidated venture's stock to minority investors. There are also minority investors in the Company's consolidated residential joint ventures.

  New accounting standards--In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for years beginning after June 15, 1999. The statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting treatment for the different types of transactions qualifying for hedge accounting. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Investments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until the first quarter of years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133 in the first quarter of 2001. Management does not believe this new standard will significantly affect the financial position, results of operations, or cash flows of the Company. At December 31, 2000 and 1999, the Company had no derivative investments or ongoing hedging activities.

                       CATELLUS DEVELOPMENT CORPORATION

Note 3. Mortgage and Other Debt

  Mortgage and other debt consisted of the following:

                                                                December 31,
                                                             -------------------
                                                                2000      1999
                                                             ---------- --------
                                                               (In thousands)
First mortgage loan, interest at 6.01%, due at various
 dates through November 11,
 2008(/a/).................................................  $  363,156 $368,034
Collateralized term loans, interest variable (7.88% to
 8.55% at December 31, 2000), due at various dates through
 September 28, 2005(/b/)...................................     309,837   12,612
First mortgage loans, interest at 6.65% to 9.75%, due at
 various dates through May 1, 2010(/c/)....................     258,026  221,022
Construction loans, interest variable (8.19% to 9.5% at
 December 31, 2000), due at various dates through April 13,
 2003(/d/).................................................      79,520   47,266
Acquisition loans, interest at 7.23% to 10.0%, due at
 various dates through December 1, 2005(/e/)...............      43,273   44,022
Assessment district bonds, interest at 4.0% to 8.7%, due at
 various dates through September 2, 2021(/f/)..............      26,116   24,845
Collateralized promissory notes, interest variable (10.5%
 to 11.5% at December 31, 2000), due at various dates
 through October 22, 2003(/g/).............................      21,360   21,360
Industrial capital leases, interest variable (9.5% at
 December 31, 2000), due at various dates through December
 31, 2002(/h/).............................................      15,336    6,852
Residential acquisition and construction loans, interest
 variable (10.0% to 10.25% at December 31, 2000), due at
 various dates through September 22, 2001(/i/).............       8,772   36,000
Collateralized revolving credit line, interest variable....         --    48,135
Revolving credit line (residential subsidiary)(/i/)........         --    36,000
Other loans, interest at 5.33% to 6.7%, due at various
 dates through October 15, 2025............................       9,167    9,416
                                                             ---------- --------
                                                             $1,134,563 $875,564
                                                             ========== ========

--------
(/a/) In 1998, the Company closed a $373 million loan, which bears interest at 6.01% (6.6% effective rate considering financing costs) and is amortized over 30 years with a maturity of 10 years. The Company recognized a $25.2 million extraordinary charge, net of tax benefit of $16.8 million, related to the early retirement of this loan.

      This loan is collateralized by certain of the Company's operating properties and by an assignment of rents generated by the underlying properties. This loan has a yield maintenance premium if paid prior to maturity.

(/b/) The Company closed a $157.9 million variable rate (LIBOR plus 1.8%) collateralized term loan during 2000, maturing in September 2005. At December 31, 2000, $130.5 million was drawn and the Company expects the remaining $27.4 million to be funded upon satisfaction of certain conditions.

      During the year, the Company also closed a $166.9 million variable rate (LIBOR plus 2.0%) collateralized term loan, maturing in October 2002. At December 31, 2000, the entire amount was funded.

      Term loans are collateralized by operating properties and by assignment of rents generated by the underlying properties.

(/c/) The first mortgage loans consist of a $148.4 million loan bearing interest at 6.65% (6.83% effective rate considering financing costs), maturing in September 2006; $74.7 million of loans bearing interest at 7.29% (7.39% effective rate considering financing costs) maturing at various dates from January 2008 through May

                        CATELLUS DEVELOPMENT CORPORATION

      2010; a $21.0 million loan bearing interest at 9.75%, maturing October 2002; and $14.0 million of loans bearing interest at 7.625% to 9.5%, maturing at various dates from October 2002 through March 2009 from various lenders.

      During 2000, the Company closed $41.3 million of new loans which amortize over periods of 25 to 30 years with maturities of 8 to 10 years.

      These first mortgage loans are collateralized by certain of the Company's operating properties and by an assignment of rents generated by the underlying properties. A majority of these loans have penalties if paid prior to maturity.

(/d/) The Company's construction loans are used to finance industrial development projects and are collateralized by the related land and improvements.

(/e/) In connection with acquisitions of land, land subject to leases and other leases, subsidiaries of the Company issued collateralized promissory notes, of which $27.6 million was outstanding at December 31, 2000. The Company intends to sell these assets. Accordingly, these collateralized promissory notes are paid-down on a pro-rata basis upon the sales of these assets. Another subsidiary of the Company issued a $14 million collateralized promissory note for the acquisition of development land. The note matures in September 2005 with scheduled periodic payments which will release designated acreage from the Deed of Trust. Acreage can be released sooner upon accelerated payments.

(/f/) The assessment district bonds are issued through local municipalities to fund the construction of public infrastructure and improvements which benefit the Company's properties. These bonds are collateralized by certain of the Company's properties.

(/g/) These promissory notes were used to finance land purchases for residential development projects and are collateralized by deeds of trust.

(/h/) Industrial capital leases represent the estimated present value of the minimum lease payments.

(/i/) The Company's residential acquisition and construction loans are used to finance development projects and are collateralized by the related land and improvements. A total of approximately $68 million of debt consisting of this debt and amounts outstanding under the revolving credit line was paid from the initial cash proceeds from the sale of the home-building assets of the Company (see Note 14).

  Three loan agreements contain financial covenants, the most restrictive of which requires a net cash flow coverage ratio of 1.30:1. The other loans require that the Company maintain certain other specified financial ratios. The Company was in compliance with all such covenants at December 31, 2000.

  The maturities of mortgage and other debt outstanding as of December 31, 2000 are summarized as follows (in thousands):

       2001.......................................................... $   27,150
       2002..........................................................    308,130
       2003..........................................................     65,265
       2004..........................................................     20,695
       2005..........................................................    143,823
       Thereafter....................................................    569,500
                                                                      ----------
                                                                      $1,134,563
                                                                      ==========

                        CATELLUS DEVELOPMENT CORPORATION

  Interest costs relating to mortgage and other debt are summarized as follows:

                                                     Year Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
                                                        (In thousands)
   Total interest incurred......................  $ 69,620  $ 63,764  $ 58,630
   Interest capitalized.........................   (18,656)  (24,390)  (21,246)
                                                  --------  --------  --------
   Interest expensed............................  $ 50,964  $ 39,374  $ 37,384
                                                  ========  ========  ========
   Previously capitalized interest included in
    cost of sales...............................  $  9,802  $ 11,777  $  6,075
                                                  ========  ========  ========

Note 4. Income Taxes

  The income tax expense reflected in the consolidated statement of operations differs from the amounts computed by applying the federal statutory rate of 35% to income before income taxes and extraordinary items as follows:

                                                     Year Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
                                                        (In thousands)
   Federal income tax expense at statutory
    rate........................................  $ 65,136  $ 41,269  $ 35,106
   Increase in taxes resulting from:
     State income taxes, net of federal impact..     9,860     6,251     5,203
     Other......................................        99       170        91
                                                  --------  --------  --------
                                                   $75,095  $ 47,690  $ 40,400
                                                  ========  ========  ========

                       CATELLUS DEVELOPMENT CORPORATION

  Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and for operating loss and tax credit carryforwards. Significant components of the Company's net deferred tax liability are as follows:

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                               (In thousands)
   Deferred tax liabilities:
   Involuntary conversions (condemnations) of property......  $ 85,650 $ 90,341
   Capitalized interest, taxes, and overhead................    93,211   92,907
   Like-kind property exchanges.............................    92,674   58,889
   Investments in partnerships..............................    49,029   45,839
   Income of subsidiary REIT................................    23,726    8,264
   Capital lease............................................    14,966    5,215
   Other....................................................    11,720    2,198
                                                              -------- --------
                                                               370,976  303,653
                                                              -------- --------
   Deferred tax assets:
   Operating loss and tax credit carryforwards..............     3,071    8,233
   Intercompany transactions (prior to spin-off)............    15,253   15,306
   Capitalized rent.........................................    23,901   24,411
   Adjustment to carrying value of property.................    41,425   41,455
   Construction contract receivable.........................     8,832    2,474
   Depreciation and amortization............................    17,309   14,312
   Capital lease payable....................................     6,134    2,741
   Environmental reserve....................................     4,097    4,161
   Other....................................................     2,979    4,968
                                                              -------- --------
                                                               123,001  118,061
                                                              -------- --------
     Net deferred tax liability.............................  $247,975 $185,592
                                                              ======== ========

  The Company has tax credit carryforwards of $3.1 million for alternative minimum tax, which are not subject to expiration. All of the Company's net operating loss carryforwards have been used prior to expiration.

  The income tax benefit of $2.1 million and $1.1 million for the years ended December 31, 2000 and 1999, respectively, associated with the exercise of stock options is credited directly to paid-in capital on the accompanying statement of stockholders' equity.

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

  The Company's unconsolidated joint ventures include the following at December 31, 2000:

                               Ownership
Operating Properties           Percentage
--------------------           ----------
Hotel
International Rivercenter....    25.16%
New Orleans Rivercenter......    42.32%
Pacific Market Investment
 Company.....................       50%
Office
Torrance Investment Company..    66.67%

                               Ownership
Development Projects           Percentage
--------------------           ----------
Residential Development
Talega Associates, LLC.......     30%
Talega Village, LLC..........     50%
Serrano Associates, LLC......   66.7%
BHC Residential, LLC (see
Note 14).....................     35%(/1/)

--------
(/1/)Represents the Company's profit sharing percentage.

  During 2000, the Company acquired the remaining interest that it did not previously own in a residential joint venture, Hercules, LLC, which subsequently sold 117 lots, and the Company realized a pre-tax gain of $3.8 million. Consequently, the $27.1 million of the Company's investment in this joint venture was consolidated as of December 31, 2000.

  During 1999, the Company acquired the remaining 50% interest that it did not previously own in its apartment joint venture, JMB/Santa Fe Bayfront Venture, which subsequently sold the apartment building that was its sole asset, and the Company realized a pre-tax gain of $10.3 million.

  In October of 1999, the partnership owning the Pacific Design Center transferred its primary asset to a third party. This transaction resulted in the Company recognizing a $26.7 million extraordinary gain, net of tax expense of $17.8 million resulting from a negative investment/capital account due to prior cash distributions by the partnership.

  The Company guarantees a portion of the debt and interest of certain of its joint ventures. At December 31, 2000, these guarantees totaled $32.2 million. In some cases, other parties have jointly and severally guaranteed these obligations.

                       CATELLUS DEVELOPMENT CORPORATION

  The condensed combined balance sheets and statements of operations of these unconsolidated joint ventures, along with the Company's proportionate share, are summarized as follows:

                                                             Proportionate
                                           Combined              Share
                                       ------------------  ------------------
                                         December 31,        December 31,
                                       ------------------  ------------------
                                         2000      1999      2000      1999
                                       --------  --------  --------  --------
                                                 (In thousands)
   Assets:
     Operating properties:
       Property....................... $126,363  $127,265  $ 41,915  $ 42,009
       Other..........................   20,416    13,041     6,301     4,369
     Development projects:
       Property.......................  295,837   257,111   122,218   118,619
       Other..........................   29,562    12,583    13,413     9,285
                                       --------  --------  --------  --------
         Total........................ $472,178  $410,000  $183,847  $174,282
                                       ========  ========  ========  ========
   Liabilities and venturers' equity:
     Operating properties:
       Notes Payable.................. $194,384  $131,903  $ 60,197  $ 44,481
       Other..........................   13,601    17,736     4,111     4,813
     Development projects:
       Notes Payable..................  148,523   173,620    61,378    72,476
       Other..........................   82,138    18,282    27,997     7,503
                                       --------  --------  --------  --------
         Total liabilities............  438,646   341,541   153,683   129,273
                                       --------  --------  --------  --------
     Venturers' equity/(deficit):
       Operating properties...........  (61,206)   (9,333)  (16,092)   (2,916)
       Development projects...........   94,738    77,792    46,256    47,925
                                       --------  --------  --------  --------
                                         33,532    68,459    30,164    45,009
                                       --------  --------  --------  --------
         Total liabilities and
          venturers' equity........... $472,178  $410,000  $183,847  $174,282
                                       ========  ========  ========  ========

  The Company's proportionate share of venturers' equity is an aggregate amount for all ventures. Because the Company's ownership percentage differs from venture to venture, because there are varying distribution agreements, and because certain ventures have accumulated equity while others have accumulated deficits, the Company's percentage of venturers' equity is not reflective of the Company's ownership percentage of the ventures. The Company does not recognize its share of losses generated by joint ventures in excess of its investment unless it is legally committed or intends to fund deficits in the future.

  During 2000, one of the hotel joint ventures refinanced its property and subsequently distributed $15.6 million to the Company. This was recorded as a reduction in the Company's proportionate share of the venturers' equity.

  The Company has contributed appreciated property to certain of its joint venture investments. Although the properties are recorded by the venture at fair value on the date of contribution, the related gains have been deferred in the Company's financial statements and will be recognized when the properties are sold by the joint ventures.

                        CATELLUS DEVELOPMENT CORPORATION

                                      Combined            Proportionate Share
                             -------------------------- ------------------------
                                           Year Ended December 31,
                             ---------------------------------------------------
                               2000     1999     1998     2000    1999    1998
                             -------- -------- -------- -------- ------- -------
                                               (In thousands)
   Revenue:
     Operating properties..  $139,692 $136,199 $148,669 $ 41,777 $40,502 $38,716
     Development projects..   320,548  117,839  101,765  144,381  53,611  38,472
                             -------- -------- -------- -------- ------- -------
                              460,240  254,038  250,434  186,158  94,113  77,188
                             -------- -------- -------- -------- ------- -------
   Expenses:
     Operating properties..   104,642   98,929  128,145   31,968  29,834  29,348
     Development projects..   275,893   91,139   84,785  116,601  43,459  31,845
                             -------- -------- -------- -------- ------- -------
                              380,535  190,068  212,930  148,569  73,293  61,193
                             -------- -------- -------- -------- ------- -------
   Net earnings before
    income tax.............  $ 79,705 $ 63,970 $ 37,504 $ 37,589 $20,820 $15,995
                             ======== ======== ======== ======== ======= =======

Note 6. Property

  Book value by property type consisted of the following:

                                                             December 31,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
                                                            (In thousands)
   Rental properties:
     Industrial buildings............................... $  874,168  $  739,158
     Office buildings...................................    205,179     200,760
     Retail buildings...................................     94,085      92,946
     Land and land leases...............................     92,803      64,071
     Investment in operating joint ventures.............    (16,092)     (2,916)
                                                         ----------  ----------
                                                          1,250,143   1,094,019
                                                         ----------  ----------
   Developable properties:
     Commercial.........................................    168,837     193,520
     Residential (see Note 14)..........................     64,479     116,118
     Urban development..................................    366,136     323,859
     Investment in development joint ventures...........     46,256      47,925
                                                         ----------  ----------
                                                            645,708     681,422
                                                         ----------  ----------
   Work-in-process:
     Commercial.........................................     50,098      52,207
     Commercial--capital lease..........................     37,415      13,038
     Residential (see Note 14)..........................      4,883      65,154
                                                         ----------  ----------
                                                             92,396     130,399
                                                         ----------  ----------
   Furniture and equipment..............................     26,599      25,754
   Other................................................     10,967      12,423
                                                         ----------  ----------
   Gross book value.....................................  2,025,813   1,944,017
   Accumulated depreciation.............................   (320,275)   (294,846)
                                                         ----------  ----------
   Net book value....................................... $1,705,538  $1,649,171
                                                         ==========  ==========

                       CATELLUS DEVELOPMENT CORPORATION

Note 7. Other Financial Statement Captions

Other Assets and Deferred Charges, Net

  The Company's other assets and deferred charges consisted of the following:

                                                                 December 31,
                                                               ----------------
                                                                 2000    1999
                                                               -------- -------
                                                                (In thousands)
   Deferred financing fees, net............................... $ 29,647 $26,314
   Deferred lease commissions, net............................   33,096  25,757
   Straight-line rent.........................................   17,452  13,433
   Prepaid expenses...........................................   10,606  10,336
   Deferred cost of sales.....................................    9,908     758
   Cash surrender value of life insurance.....................    7,525   4,553
   Other......................................................   12,799  11,870
                                                               -------- -------
                                                               $121,033 $93,021
                                                               ======== =======

  Amortization of lease commissions was $4.9 million, $3.9 million, and $4.0 million for the years ended December 31, 2000, 1999, and 1998, respectively.
Amortization of deferred finance fees was $6.4 million, $4.6 million, and $2.8 million for the years ended December 31, 2000, 1999, and 1998, respectively.

  The aggregate total of employee loans at December 31, 2000 was $1.9 million.
In December 2000, the Company issued an unsecured $1.0 million promissory note to an employee pursuant to an employment agreement. Interest is fixed at 5.87% and is due annually commencing February 28, 2002. Principal repayment is in three annual installments of $333,000 commencing on the first anniversary of the employee's termination date, as defined, subject to acceleration provisions in case of certain events. The principal amount is included in "Other" above.

Accounts Payable and Accrued Expenses

  The Company's accounts payable and accrued expenses consisted of the following:

                                                                 December 31,
                                                               ----------------
                                                                 2000    1999
                                                               -------- -------
                                                                (In thousands)
   Accrued construction costs................................. $ 33,183 $23,567
   Salaries, bonuses and deferred compensation................   27,985  23,291
   Property taxes.............................................   14,331  12,401
   Provision for estimated loss on fee development contract...      --    6,700
   Interest...................................................   10,303   7,356
   Income taxes...............................................      --    2,958
   Other......................................................   10,472  16,518
                                                               -------- -------
                                                               $ 96,274 $92,791
                                                               ======== =======

                       CATELLUS DEVELOPMENT CORPORATION

Deferred Credits and Other Liabilities

  The Company's deferred credits and other liabilities consisted of the following:

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                (In thousands)
   Deferred profits............................................ $17,670 $25,167
   Security deposits...........................................  11,457   5,825
   Environmental and legal reserve.............................  10,377  10,502
   Rent deposits...............................................   4,660   3,708
   Sales deposits..............................................   4,212   6,276
   Other.......................................................  10,346   7,273
                                                                ------- -------
                                                                $58,722 $58,751
                                                                ======= =======

  The environmental and legal reserve is more fully described in Note 15. Deferred profits represent cash or notes received by the Company in connection with property sales transactions which do not meet the criteria for profit recognition.

Note 8. Leases

  The Company, as lessor, has entered into noncancelable operating leases expiring at various dates through 2052. Rental revenue under these leases totaled $202.8 million in 2000, $168.4 million in 1999, and $150.1 million in 1998. Included in this revenue are rentals contingent on lessees' operations of $3.4 million in 2000, $2.0 million in 1999, and $2.6 million in 1998. Future minimum rental revenue under existing noncancelable operating leases as of December 31, 2000, is summarized as follows (in thousands):

       2001.......................................................... $  151,635
       2002..........................................................    136,537
       2003..........................................................    117,787
       2004..........................................................    102,319
       2005..........................................................     75,987
       Thereafter....................................................    732,359
                                                                      ----------
                                                                      $1,316,624
                                                                      ==========

  The book value of the Company's properties under operating leases or held for rent is summarized as follows:

                                                             December 31,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
                                                            (In thousands)
   Buildings............................................ $1,173,432  $1,032,864
   Land and land leases.................................     92,803      64,071
                                                         ----------  ----------
                                                          1,266,235   1,096,935
   Less accumulated depreciation........................   (287,039)   (264,213)
                                                         ----------  ----------
                                                         $  979,196  $  832,722
                                                         ==========  ==========

                       CATELLUS DEVELOPMENT CORPORATION

  The Company, as lessee, has entered into noncancelable operating leases expiring at various dates through 2023. Rental expense under these leases totaled $3.1 million in 2000, $3.3 million in 1999, and $3.0 million in 1998. Future minimum lease payments as of December 31, 2000, are summarized as follows (in thousands):

       2001.............................................................. $2,289
       2002..............................................................  2,140
       2003..............................................................  1,921
       2004..............................................................  1,663
       2005..............................................................  1,351
       Thereafter........................................................    130
                                                                          ------
                                                                          $9,494
                                                                          ======

Note 9. Property Sales and Fee Services--Other, net

  Other (expense) income is summarized as follows:

                                                    Year Ended December 31,
                                                   --------------------------
                                                     2000     1999     1998
                                                   --------  -------  -------
                                                        (In thousands)
   Provision for estimated loss on fee
    development contract.........................  $(11,000) $(6,700) $   --
   Reserve for uncollectable note receivable.....    (2,000)     --       --
   Abandoned project costs.......................    (1,720)  (2,608)  (2,475)
   Land holding costs............................      (286)  (2,933)  (3,384)
   Interest income...............................     6,551    6,910    1,239
   Deferred revenue..............................       --       --     3,571
   All other, net................................       (99)    (144)     387
                                                   --------  -------  -------
                                                   $(8,554)  $(5,475) $  (662)
                                                   ========  =======  =======

  During 2000 and 1999, the Company recorded estimated losses of $11.0 million and $6.7 million, respectively, related to one residential fee development project.

Note 10. Non-Strategic Asset Sales

  The Company's sales of non-strategic assets are summarized as follows:

                                                         Year Ended December 31,
                                                         -----------------------
                                                          2000    1999    1998
                                                         ------- ------- -------
                                                             (In thousands)
   Sales................................................ $50,759 $10,576 $80,041
   Cost of sales........................................   4,480   3,773  61,112
                                                         ------- ------- -------
     Gain............................................... $46,279 $ 6,803 $18,929
                                                         ======= ======= =======

  In 2000, the Company sold 405,000 acres of desert holdings for $45.1 million resulting in a pre-tax gain of $42.4 million.

                       CATELLUS DEVELOPMENT CORPORATION

Note 11. Employee Benefit and Stock Option Plans

  The Company has a profit sharing and savings plan for all employees. Funding consists of employee contributions along with matching and discretionary profit sharing contributions by the Company. Total expense for the Company under this plan was $1.2 million, $1.1 million, and $0.9 million in 2000, 1999, and 1998, respectively.

  The Company has various plans through which employees may purchase common stock of the Company.

  The Incentive Stock Compensation Plan (Substitute Plan) was adopted to provide substitute awards to employees whose awards under certain plans of the former parent company, Santa Fe Pacific Corporation (SFP), were forfeited as a result of the Company's spin-off from SFP in 1990. The number of shares, exercise price, and expiration dates of these awards were set so the participant retained the full unrealized potential value of the original SFP grant. Options became exercisable after March 5, 1992, and expired from 1996 through December 4, 2000.

  The Company also has five stock option plans under which certain committees of the Board of Directors may grant options to purchase up to 14,500,000 shares of common stock (Stock Option Plan, Amended and Restated Executive Stock Option Plan, 1995 Stock Option Plan, Amended and Restated 1996 Performance Award Plan, and 2000 Performance Award Plan). The exercise price of options granted under these plans is generally the fair market value of the common stock on the date of grant. Options are typically exercisable no earlier than six months from the date of grant. They typically become exercisable in four annual installments commencing on the first anniversary of the date of grant. There are other vesting schedules and expiration periods for options granted under the plans.

  The Company also has various plans through which non-employee directors may purchase or receive common stock of the Company.

  Under the Amended and Restated Executive Stock Option Plan and the Amended and Restated 1996 Performance Award Plan, each non-employee director was automatically granted an option to purchase 5,000 shares of common stock upon initial election to the Board of Directors, and annually thereafter during his or her term of service. The exercise price of the options are at fair market value, as defined, on the date of grant. Options granted under the Amended and Restated Executive Stock Option Plan were exercisable in installments on a cumulative basis at a rate of 20% each year. Under the Amended and Restated 1996 Performance Award Plan, options granted through 1998 were exercisable based upon stock price performance benchmarks, while options granted in 1999 and after became exercisable in four annual installments. After May 22, 1996, no further options were granted to non-employee directors under the Amended and Restated Executive Stock Option Plan.

  Under the 2000 Performance Award Plan, in lieu of the automatic grants provided for in the Amended and Restated 1996 Performance Award Plan, each non-employee director is automatically granted an option, immediately following each annual meeting of stockholders, to purchase 5,000 shares of common stock. Any new non-employee member of the Board will receive an option to purchase a portion of 5,000 shares that corresponds to the number of months until the next annual meeting. The exercise price of each automatic stock option is the closing stock price on the date of grant. Each automatic stock option has a ten-year term and becomes exercisable in four equal installments on each of the first four anniversaries of the date of grant.

  In addition, the Amended and Restated 1996 Performance Award Plan had provided, and the 2000 Performance Award Plan currently provides, that each non-employee director may elect irrevocably to defer any retainers or fees and receive director stock units instead. If a director makes such an election, his or her director stock units will be distributed to him or her in the form of common stock on a date not less than three years after

                       CATELLUS DEVELOPMENT CORPORATION
the election is made. On the distribution date, the director will receive a number of shares of common stock calculated by dividing the deferred compensation by 90% of the fair market value of the common stock on the date of deferral. Each non-employee director has already made an election under the 2000 Performance Award Plan for compensation to be earned in 2001.

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

  Pro forma information regarding net income and income per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The weighted-average fair value of options granted during 2000, 1999, and 1998 was $5.31, $5.35, and $6.26, respectively. The fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999, and 1998, respectively: risk-free interest rates of 6.39%, 5.52%, and 5.15%; zero percent dividend yields; volatility factors of the expected market price of the Company's common stock of 28.5%, 30.0%, and 31.4%, and a weighted-average expected life of the options of five years.

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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                      Year Ended December 31,
                                                     ------------------------
                                                       2000    1999    1998
                                                     -------- ------- -------
                                                      (In thousands, except
                                                            income per
                                                        share information)
   Pro forma net income applicable to common
    stockholders.................................... $104,537 $92,333 $32,786
                                                     ======== ======= =======
   Pro forma income per share--basic................ $   0.98 $  0.86 $  0.31
                                                     ======== ======= =======
   Pro forma income per share--assuming dilution.... $   0.96 $  0.85 $  0.30
                                                     ======== ======= =======

                       CATELLUS DEVELOPMENT CORPORATION

  A summary of the Company's stock option activity, and related information is as follows:

                                                  Year Ended December 31,
                         ---------------------------------------------------------------------------
                                   2000                      1999                     1998
                         ------------------------- ------------------------ ------------------------
                                  Weighted-Average         Weighted-Average         Weighted-Average
                         Options   Exercise Price  Options  Exercise Price  Options  Exercise Price
                         -------  ---------------- ------- ---------------- ------- ----------------
                                     (In thousands, except exercise price information)
Outstanding--beginning
 of year................  7,333        $10.83       7,383       $10.49       6,522       $ 9.16
Granted.................  4,172        $14.05         827       $14.50       1,446       $15.98
Exercised...............   (903)       $ 8.61        (373)      $ 7.38        (305)      $ 7.69
Expired.................   (147)       $11.74         (25)      $16.19          (2)      $14.71
Forfeited...............   (196)       $15.85        (479)      $14.75        (278)      $11.06
                         ------                     -----                    -----
Outstanding--end of
 year................... 10,259        $12.22       7,333       $10.83       7,383       $10.49
                         ======                     =====                    =====
Exercisable at end of
 year...................  5,158        $10.03       4,369       $ 8.56       3,414       $ 8.05
                         ======                     =====                    =====

  Exercise prices for options outstanding as of December 31, 2000, ranged from $5.58 to $21.38. The weighted-average remaining contractual life of those options is 6.7 years.

Note 12. Capital Stock

  The Company has authorized the issuance of 150 million shares of $.01 par value common stock. The Company has reserved 14,500,000 shares of common stock pursuant to various compensation programs.

  In October 1999, the Company's Board of Directors authorized a share repurchase program for up to $50 million of the outstanding common stock. Share purchases under the program were made on the open market or in privately negotiated transactions. The program was authorized for a period of one year. Under the program, the Company repurchased 1,997,300 shares at a cost of $28.7 million. The Company's repurchases are reflected as treasury stock at cost and are presented as a reduction to consolidated stockholders' equity.

  On December 12, 2000, the Company's Board of Directors authorized a new share repurchase program for up to $50 million of the outstanding stock through the end of 2001. The timing of purchases, if any, will be at the discretion of the Company. Share purchases under the program may be made on the open market or in privately negotiated transactions. There were no repurchases under this program as of December 31, 2000. Subsequent to year end, the Company has purchased 2,888,900 shares at a cost of $49.9 million through March 12, 2001. In March 2001, the Company received from its Board of Directors authorization for an additional $50 million for its share repurchase program.

  In December 1999, the Company authorized the issuance of 2,000,000 shares of Series A Junior Participating Preferred Stock in connection with the adoption of a shareholder rights plan. This series of preferred stock has a quarterly dividend of the greater of $1.00 or 100 times the dividend paid on our common stock, and it has a voting right of 100 votes per share. Also in connection with the shareholder rights plan adopted in December 1999, the Company's Board of Directors declared a dividend of one right to purchase 1/100th of a share of Series A Junior Participating Preferred Stock for each share of common stock. This right becomes exercisable on the occurrence of certain events, and it also may entitle the holder to purchase shares of common stock at one-half its market price on the occurrence of certain events. No shares of this series of preferred stock have been issued.

                       CATELLUS DEVELOPMENT CORPORATION

Note 13. Segment Reporting

  The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by type. The Company has four reportable segments: Commercial, Residential, Urban Development, and Corporate. The Commercial segment leases and manages the Company-owned commercial buildings and land, develops real estate for the Company's own account or for third parties, and acquires and sells developable land and commercial buildings. The Residential segment is involved in community development, project management, and, historically, home-building activities (see additional discussion regarding the sale of the home-building assets in Note 14, Sale of Home-Building Assets). The Urban Development segment entitles and develops major mixed-use development sites, which includes development for residential, office, retail, and entertainment purposes. The Corporate segment consists of administrative and other services.

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

                        CATELLUS DEVELOPMENT CORPORATION

  Financial data by reportable segment is as follows:

                                                     Urban
                          Commercial  Residential Development Corporate    Total
                          ----------  ----------- ----------- ---------  ----------
                                               (In thousands)
2000
Rental properties:
Rental revenue..........  $  192,039   $     110   $ 14,613   $    --    $  206,762
Property operating
 costs..................     (47,910)        --      (7,362)       --       (55,272)
Equity in earnings of
 operating joint
 ventures, net..........       9,809         --         --         --         9,809
                          ----------   ---------   --------   --------   ----------
                             153,938         110      7,251        --       161,299
                          ----------   ---------   --------   --------   ----------
Property sales and fee
 services:
Sales revenue...........     158,274     292,822        --         --       451,096
Cost of sales...........     (98,825)   (238,930)       --         --      (337,755)
                          ----------   ---------   --------   --------   ----------
  Gain on property
   sales................      59,449      53,892        --         --       113,341
Equity in earnings of
 development joint
 ventures, net..........          13      27,767        --         --        27,780
                          ----------   ---------   --------   --------   ----------
  Total gain on property
   sales................      59,462      81,659        --         --       141,121
Management and
 development fees.......      12,813       1,498      1,149        --        15,460
Selling, general and
 administrative
 expenses...............     (18,546)    (25,804)    (2,248)       --       (46,598)
Other, net..............       2,877     (11,412)       (19)       --        (8,554)
                          ----------   ---------   --------   --------   ----------
                              56,606      45,941     (1,118)       --       101,429
                          ----------   ---------   --------   --------   ----------
Interest expense........     (50,806)       (546)    (1,153)     1,541      (50,964)
Corporate administrative
 costs..................         --          --         --     (15,675)     (15,675)
Minority interests......      (6,347)     (4,354)       --         --       (10,701)
Other, net..............         --          --         --         940          940
Depreciation recapture..     (14,519)        --         --         --       (14,519)
                          ----------   ---------   --------   --------   ----------
  Pre-tax EBDDT.........  $  138,872   $  41,151   $  4,980   $(13,194)     171,809
                          ==========   =========   ========   ========
Current taxes...........                                                    (12,539)
                                                                         ----------
EBDDT...................                                                    159,270
Depreciation and
 amortization...........                                                    (46,505)
Deferred taxes..........                                                    (62,556)
Non-strategic asset
 sales..................                                                     46,279
Depreciation recapture..                                                     14,519
                                                                         ----------
  Net Income............                                                 $  111,007
                                                                         ==========
Investments in equity
 method subsidiaries....  $  (16,081)  $  46,245   $    --    $    --    $   30,164
                          ==========   =========   ========   ========   ==========
Segment assets..........  $1,397,400   $ 152,600   $355,600   $369,900   $2,275,500
                          ==========   =========   ========   ========   ==========
Capital expenditures for
 segment assets.........  $  277,300   $ 115,400   $ 41,300   $  2,000   $  436,000
                          ==========   =========   ========   ========   ==========
Previously capitalized
 interest included in
 cost of sales..........  $    4,156   $   5,646   $    --    $    --    $    9,802
                          ==========   =========   ========   ========   ==========

                        CATELLUS DEVELOPMENT CORPORATION

                                                     Urban
                          Commercial  Residential Development Corporate    Total
                          ----------  ----------- ----------- ---------  ----------
                                               (In thousands)
1999
Rental properties:
Rental revenue..........  $  159,843   $     339   $ 12,113   $    --    $  172,295
Property operating
 costs..................     (40,383)        --      (6,371)       --       (46,754)
Equity in earnings of
 operating joint
 ventures, net..........      10,668         --         --         --        10,668
                          ----------   ---------   --------   --------   ----------
                             130,128         339      5,742        --       136,209
                          ----------   ---------   --------   --------   ----------
Property sales and fee
 services:
Sales revenue...........     185,092     161,913        --         --       347,005
Cost of sales...........    (142,455)   (121,107)       --         --      (263,562)
                          ----------   ---------   --------   --------   ----------
  Gain on property
   sales................      42,637      40,806        --         --        83,443
Equity in earnings of
 development joint
 ventures, net..........         (23)     10,175        --         --        10,152
                          ----------   ---------   --------   --------   ----------
  Total gain on property
   sales................      42,614      50,981        --         --        93,595
Management and
 development fees.......      11,464         892      2,612        --        14,968
Selling, general and
 administrative
 expenses...............      (9,280)    (17,237)      (825)       --       (27,342)
Other, net..............       1,822      (7,133)      (164)       --        (5,475)
                          ----------   ---------   --------   --------   ----------
                              46,620      27,503      1,623        --        75,746
                          ----------   ---------   --------   --------   ----------
Interest expense........     (45,083)        (34)      (871)     6,614      (39,374)
Corporate administrative
 costs..................         --          --         --     (14,760)     (14,760)
Minority interests......      (3,262)         15        --         --        (3,247)
Other, net..............         --          --         --      (4,253)      (4,253)
Depreciation recapture..      (4,354)        --         --         --        (4,354)
                          ----------   ---------   --------   --------   ----------
  Pre-tax EBDDT.........  $  124,049   $  27,823   $  6,494   $(12,399)     145,967
                          ==========   =========   ========   ========
Current taxes...........                                                    (17,339)
                                                                         ----------
EBDDT...................                                                    128,628
Depreciation and
 amortization...........                                                    (39,214)
Deferred taxes..........                                                    (30,351)
Non-strategic asset
 sales..................                                                      6,803
Depreciation recapture..                                                      4,354
Extraordinary gain, net
 of tax.................                                                     26,652
                                                                         ----------
  Net Income............                                                 $   96,872
                                                                         ==========
Investments in equity
 method subsidiaries....  $   (2,482)  $  47,491   $    --    $    --    $   45,009
                          ==========   =========   ========   ========   ==========
Segment assets..........  $1,222,300   $ 273,400   $316,000   $ 43,200   $1,854,900
                          ==========   =========   ========   ========   ==========
Capital expenditures for
 segment assets.........  $  267,300   $ 202,200   $ 27,500   $  2,300   $  499,300
                          ==========   =========   ========   ========   ==========
Previously capitalized
 interest included in
 cost of sales..........  $    5,127   $   6,650   $    --    $    --    $   11,777
                          ==========   =========   ========   ========   ==========

                        CATELLUS DEVELOPMENT CORPORATION

                                                     Urban
                          Commercial  Residential Development Corporate    Total
                          ----------  ----------- ----------- ---------  ----------
                                               (In thousands)
1998
Rental properties:
Rental revenue..........  $  136,816   $    641    $ 11,862   $    --    $  149,319
Property operating
 costs..................     (35,553)       --       (6,224)       --       (41,777)
Equity in earnings of
 operating joint
 ventures, net..........       9,368        --          --         --         9,368
                          ----------   --------    --------   --------   ----------
                             110,631        641       5,638        --       116,910
                          ----------   --------    --------   --------   ----------
Property sales and fee
 services:
Sales revenue...........     101,095    105,346         --         --       206,441
Cost of sales...........     (75,683)   (79,220)        --         --      (154,903)
                          ----------   --------    --------   --------   ----------
  Gain on property
   sales................      25,412     26,126         --         --        51,538
Equity in earnings of
 development joint
 ventures, net..........       1,296      5,331         --         --         6,627
                          ----------   --------    --------   --------   ----------
  Total gain on property
   sales................      26,708     31,457         --         --        58,165
Management and
 development fees.......      13,641      1,310       1,841        --        16,792
Selling, general and
 administrative
 expenses...............      (8,704)   (12,875)       (653)       --       (22,232)
Other, net..............      (2,233)     1,713        (142)       --          (662)
                          ----------   --------    --------   --------   ----------
                              29,412     21,605       1,046        --        52,063
                          ----------   --------    --------   --------   ----------
Interest expense........     (40,028)        79      (1,927)     4,492      (37,384)
Corporate administrative
 costs..................         --         --          --     (15,303)     (15,303)
Minority interests......         --        (674)        --         --          (674)
Other, net..............         --         --          --        (184)        (184)
                          ----------   --------    --------   --------   ----------
  Pre-tax EBDDT.........  $  100,015   $ 21,651    $  4,757   $(10,995)     115,428
                          ==========   ========    ========   ========
Current taxes...........                                                    (12,034)
                                                                         ----------
EBDDT...................                                                    103,394
Depreciation and
 amortization...........                                                    (34,054)
Deferred taxes..........                                                    (28,366)
Non-strategic asset
 sales..................                                                     18,929
Extraordinary expense,
 net of tax.............                                                    (25,165)
                                                                         ----------
  Net Income............                                                 $   34,738
                                                                         ==========
Investments in equity
 method subsidiaries....  $   (2,354)  $ 60,247    $(44,020)  $    --    $   13,873
                          ==========   ========    ========   ========   ==========
Segment assets..........  $1,113,100   $179,900    $248,500   $ 84,000   $1,625,500
                          ==========   ========    ========   ========   ==========
Capital expenditures for
 segment assets.........  $  246,500   $144,200    $ 26,200   $  1,500   $  418,400
                          ==========   ========    ========   ========   ==========
Previously capitalized
 interest included in
 cost of sales..........  $    2,872   $  3,203    $    --    $    --    $    6,075
                          ==========   ========    ========   ========   ==========

                       CATELLUS DEVELOPMENT CORPORATION

Note 14. Sale of Home-Building Assets

  In July 2000, the Company's residential subsidiary sold a majority of its home-building assets, with a book value of $125.8 million, to a newly formed limited liability company ("LLC") managed by Brookfield Homes of California, Inc., for $139 million in cash and a retained interest in the new company valued at $22.5 million. Approximately $77 million of the initial cash proceeds were used for debt repayment, closing costs, and other expenses related to the sale of the home building operations. The remaining proceeds were added to the Company's working capital. Under the agreement, the Company's residential subsidiary will receive in cash approximately 55% of the value of its retained interest in early 2001 and anticipates receiving the balance plus 35% of the profits in cash over the next 24 to 36 months as homes are built and sold. In addition, the Company is entitled to a preferred return on the retained interest.

  In 2000, the Company recorded a $13.4 million gain on property sales related to this transaction and recognized $8.3 million of the $22.5 million retained interest, $0.8 million of the Company's 35% share of the profits of the LLC and a $1.0 million preferred return from the Company's investment in the LLC.

Note 15. Commitments and Contingencies

  As of December 31, 2000, the Company has outstanding standby letters of credit and surety bonds in the amount of $144 million in favor of local municipalities or financial institutions to guarantee performance on real property improvements or financial obligations.

  The Company, as a partner in certain joint ventures, has made certain financing guarantees (Note 5). In addition, the Company has guaranteed debt service of $14.3 million and project completion of $5.1 million for various residential projects.

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

  Some of the legal actions to which the Company is party seek to restrain actions related to the development process or challenge title to or possession of the Company's properties. Typically, such actions, if successful, would not result in significant financial liability for the Company but might instead prevent the completion of the development process or the completion of the development process as originally planned.

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

  At December 31, 2000, management estimates that future costs for remediation of environmental contamination on operating properties and properties previously sold approximate $9.9 million, and has provided

                       CATELLUS DEVELOPMENT CORPORATION
a reserve for that amount. It is anticipated that such costs will be incurred over the next several years. Management also estimates that similar costs relating to the Company's properties to be developed or sold may range from $25.5 million to $39.5 million. These amounts will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years, or will be deferred and charged to cost of sales when the properties are sold. Environmental costs capitalized during 2000 totaled $0.7 million. The Company's estimates were developed based on reviews which took place over several years based upon then-prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs.

  In connection with the acquisition in 2000 of a property known to have environmental problems, an indirect subsidiary of the Company has entered into an agreement with the California Department of Toxic Substance Control to perform certain work to investigate and remedy hazardous materials left behind by the previous operators of the site. The Company has guaranteed completion of the work with a limited liability of $22 million. The Company has entered into a $15 million fixed-price contract for the completion of the work and obtained insurance to cover various cost overruns.

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

                                                  Year Ended December 31,
                          -------------------------------------------------------------------------------
                                          2000                                    1999
                          ---------------------------------------  --------------------------------------
                           First     Second     Third     Fourth    First     Second    Third     Fourth
                          --------  --------  ---------  --------  --------  --------  --------  --------
                                           (In thousands, except per share data)
Rental properties:
 Rental revenue.........  $ 49,918  $ 50,738  $  52,523  $ 53,583  $ 41,479  $ 41,291  $ 43,081  $ 46,444
 Property operating
  costs.................   (12,658)  (13,731)   (14,251)  (14,632)  (11,508)  (11,250)  (11,897)  (12,099)
Property sales and fee
 services:
 Sales revenue..........    76,021   106,978    213,190    54,907    73,639    70,455    98,123   104,788
 Cost of sales..........   (56,138)  (64,244)  (172,512)  (44,861)  (55,722)  (56,495)  (77,013)  (74,332)
 Management and
  development fees......     3,269     3,324      2,749     6,118     2,836     3,839     3,936     4,357
 Selling, general and
  administrative
  expenses..............    (9,923)   (9,409)   (14,249)  (13,017)   (5,560)   (5,914)   (5,564) (10,304)
Interest expense........    (9,819)  (10,753)   (12,957)  (17,435)   (9,406)   (9,640)  (10,404)   (9,924)
Gain on non-strategic
 asset sales............    27,667      (198)    18,662       148       986     2,904     2,529       384
Corporate administrative
 costs..................    (4,260)   (3,460)    (3,656)   (4,299)   (3,844)   (3,750)   (3,727)   (3,439)
Depreciation and
 amortization...........   (10,870)  (11,379)   (11,661)  (12,595)   (9,162)   (9,422)  (10,039)  (10,591)
Income before
 extraordinary items....    34,738    26,067     35,604    14,598    16,380    17,807    19,126    16,907
Extraordinary items,
 net....................       --        --         --        --        --        --        --     26,652
Net income..............  $ 34,738  $ 26,067  $  35,604  $ 14,598  $ 16,380  $ 17,807  $ 19,126  $ 43,559
                          ========  ========  =========  ========  ========  ========  ========  ========
Net income per common
 share-- basic..........    $ 0.32    $ 0.24     $ 0.34    $ 0.14    $ 0.15    $ 0.17    $ 0.18    $ 0.41
                          ========  ========  =========  ========  ========  ========  ========  ========
Net income per common
 share-- assuming
 dilution...............    $ 0.32    $ 0.24     $ 0.33    $ 0.13    $ 0.15    $ 0.16    $ 0.18    $ 0.40
                          ========  ========  =========  ========  ========  ========  ========  ========
EBDDT(/1/)..............  $ 34,399  $ 41,669  $  45,652  $ 37,550  $ 30,726  $ 32,033  $ 33,268  $ 32,601
                          ========  ========  =========  ========  ========  ========  ========  ========

--------
(/1/) Refer to Note 13 for a definition of EBDDT.

                                 EXHIBIT INDEX

 Exhibit
 Number
 -------
  3.1A   Restated Certificate of Incorporation of the Registrant effective
         December 4, 1990, is incorporated by reference to the exhibits to the
         Registration Statement on Form 10 (Commission File No. 0-18694) as
         filed with the Commission on July 18, 1990.

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

 10.6 Registrant's 2000 Performance Award Plan is incorporated by reference to the exhibits to the Registrant's proxy statement for the annual stockholders' meeting held on May 2, 2000.

 10.7 Registrant's Deferred Compensation Plan is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 1997.

 10.8    Second Amended and Restated Employment Agreement dated as of October
         1, 1999, between the Registrant and Nelson C. Rising is incorporated by reference to the exhibits to the Form 10-K for the year ended
         December 31, 1999.


 Exhibit
 Number
 -------
 10.8A   Amendment to Second Amended and Restated Employment Agreement dated as of February 7, 2001, between the Registrant and Nelson C. Rising is attached.

 10.9A   Employment Agreement dated July 24, 1995, between the Registrant and
         Stephen P. Wallace is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 1995.

 10.9B   Letter Agreement dated November 16, 1996, between the Registrant and
         Stephen P. Wallace is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 1996.

 10.10   Memorandum of Understanding regarding Employment dated February 7,
         2001, between the Registrant and Kathleen Smalley is attached.

 10.11   Memorandum of Understanding regarding Employment dated February 7,
         2001, between the Registrant and C. William Hosler is attached.

 10.12 Rights Agreement dated as of December 16, 1999, between the Registrant and American Stock Transfer and Trust Company is incorporated by reference to the exhibits to the Form 8-K as filed with the Commission on December 28, 1999.

 21 Schedule of Subsidiaries and Joint Ventures of the Registrant is attached.

 23.1    Consent of Independent Accountants is attached.

 24      Power of Attorney to sign this Form 10-K executed by Joseph F.
         Alibrandi and a schedule of substantially identical powers of attorney executed by other non-employee members of Board of Directors are attached.

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

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

The Board of Directors
of Catellus Development Corporation

Our audits of the consolidated financial statements referred to in our report dated February 5, 2001, appearing on page F-2 of this Form 10-K of Catellus Development Corporation, also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
San Francisco, California
February 5, 2001

                        CATELLUS DEVELOPMENT CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                      Three Years Ended December 31, 2000
                                 (In thousands)

                                         Additions
                                    -------------------
                         Balance at Charged to Charged
                         Beginning  Costs and  to Other                 Balance at
                          of Year    Expenses  Accounts Deductions      End of Year
                         ---------- ---------- -------- ----------      -----------
Year ended December 31,
 1998
  Allowance for doubtful
   accounts receivable..  $ 2,081     $   90    $ --     $  (904)(/1/)    $ 1,267
  Allowance for doubtful
   notes receivable.....      --       1,860      --         --             1,860
  Reserve for abandoned
   projects.............    2,395        --       --      (2,088)(/2/)        307
  Reserve for
   environmental and
   legal costs..........   12,995        --        24       (170)(/3/)     12,849

Year ended December 31,
 1999
  Allowance for doubtful
   accounts receivable..    1,267        404      --        (417)(/1/)      1,254
  Allowance for doubtful
   notes receivable.....    1,860        --       --         --             1,860
  Reserve for abandoned
   projects.............      307        --       --        (307)(/2/)        --
  Reserve for
   environmental and
   legal costs..........   12,849        --       --      (2,347)(/3/)     10,502

Year ended December 31,
 2000
  Allowance for doubtful
   accounts receivable..    1,254        853      --        (404)(/1/)      1,703
  Allowance for doubtful
   notes receivable.....    1,860      2,000      --         (40)(/1/)      3,820
  Reserve for
   environmental and
   legal costs..........   10,502        --       --        (125)(/3/)     10,377

--------
Notes:

(/1/) Balances written off as uncollectible.
(/2/) Costs of unsuccessful projects written off.
(/3/) Environmental and legal costs incurred.

                       CATELLUS DEVELOPMENT CORPORATION

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2000
                            (Dollars in thousands)

                                                        Cost Capitalized
                                   Initial Cost to        Subsequent to     Gross Amount at Which Carried at
                                      Catellus             Acquisition       Close of Period(/1/)(/2/)(/3/)
                                --------------------- --------------------- --------------------------------
                                         Buildings &               Carrying          Buildings &             Accumulated
   Description     Encumbrances   Land   Improvements Improvements  Costs     Land   Improvements   Total    Depreciation
   -----------     ------------ -------- ------------ ------------ -------- -------- ------------ ---------- ------------
Rental
properties.......   $  964,213  $160,302   $60,683     $  951,061  $ 94,189 $160,302  $1,105,933  $1,266,235   $287,039
                    ----------  --------   -------     ----------  -------- --------  ----------  ----------   --------
Developable
properties
 Mission Bay,
 San Francisco,
 CA..............          --     85,055     3,952         83,612    57,256   85,055     144,820     229,875      3,973
 Other properties
 less than 5% of
 total...........      158,039   155,307    20,652        103,386   182,628  155,307     306,666     461,973     12,078
                    ----------  --------   -------     ----------  -------- --------  ----------  ----------   --------
Total developable
properties.......      158,039   240,362    24,604        186,998   239,884  240,362     451,486     691,848     16,051
                    ----------  --------   -------     ----------  -------- --------  ----------  ----------   --------
Other............        2,224     7,315       710          2,224       718    7,315       3,652      10,967        776
                    ----------  --------   -------     ----------  -------- --------  ----------  ----------   --------
Total............   $1,124,476  $407,979   $85,997     $1,140,283  $334,791 $407,979  $1,561,071  $1,969,050   $303,866
                    ==========  ========   =======     ==========  ======== ========  ==========  ==========   ========
                                            Life on
                                             Which
                                          Depreciation
                                           in Latest
                      Date of                Income
                   Completion of   Date   Statement is
   Description     Construction  Acquired   Computed
   -----------     ------------- -------- ------------
Rental
properties.......       N/A      Various     (/4/)
Developable
properties
 Mission Bay,
 San Francisco,
 CA..............       N/A      Various     (/4/)
 Other properties
 less than 5% of
 total...........       N/A      Various     (/4/)
Total developable
properties.......
Other............       N/A      Various     (/4/)
Total............

-----
(/1/) The aggregate cost for Federal income tax purpose is approximately
      $1,466,000.
(/2/) See Attachment A to Schedule III for reconciliation of beginning of period total to total at close of period.
(/3/) Excludes investments in joint ventures and furniture and equipment.
(/4/) Reference is made to Note 2 to the Consolidated Financial Statements for information related to depreciation.

                        CATELLUS DEVELOPMENT CORPORATION

                          ATTACHMENT A TO SCHEDULE III
          RECONCILIATION OF COST OF REAL ESTATE AT BEGINNING OF PERIOD
                          WITH TOTAL AT END OF PERIOD
                                 (In thousands)

                                                   Year Ended December 31,
                                               --------------------------------
                                                  2000       1999       1998
                                               ---------- ---------- ----------
Balance at January 1.......................... $1,873,254 $1,630,797 $1,364,324
                                               ---------- ---------- ----------
  Additions during period:
    Acquisitions..............................     63,637    103,113    126,634
    Improvements..............................    368,185    389,356    322,319
    Reclassification from other accounts......     22,107        505      7,855
                                               ---------- ---------- ----------
      Total additions.........................    453,929    492,974    456,808
                                               ---------- ---------- ----------
  Deductions during period:
    Cost of real estate sold..................    356,077    248,578    190,067
    Other Reclassification to personal
     property and other accounts..............      2,056      1,939        268
                                               ---------- ---------- ----------
      Total deductions........................    358,133    250,517    190,335
                                               ---------- ---------- ----------
Balance at December 31........................ $1,969,050 $1,873,254 $1,630,797
                                               ========== ========== ==========

             RECONCILIATION OF REAL ESTATE ACCUMULATED DEPRECIATION
               AT BEGINNING OF PERIOD WITH TOTAL AT END OF PERIOD
                                 (In thousands)

                                                       Year Ended December 31,
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
Balance at January 1................................. $279,946 $252,332 $225,087
                                                      -------- -------- --------
  Additions during period:
    Charged to expense...............................   39,266   32,890   28,029
                                                      -------- -------- --------
  Deductions during period:
    Cost of real estate sold.........................   14,685    4,773      734
    Other............................................      661      503       50
                                                      -------- -------- --------
      Total deductions...............................   15,346    5,276      784
                                                      -------- -------- --------
Balance at December 31............................... $303,866 $279,946 $252,332
                                                      ======== ======== ========