Form 10-Q
period 2001-03-31
CATELLUS DEVELOPMENT CORP
filed 2001-05-15
CIK 865937

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



 For the fiscal quarter ended March 31, 2001      Commission file number 0-18694


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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of May 7, 2001, there were 100,324,038 issued and outstanding shares of the Registrant's Common Stock.

================================================================================

                       CATELLUS DEVELOPMENT CORPORATION

                                     INDEX

                                                                                              Page No.
PART I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements (Unaudited)
              Consolidated Balance Sheet as of March 31, 2001 and December 31, 2000.........      2
              Consolidated Statement of Operations for the three months ended
               March 31, 2001 and 2000......................................................      3
              Consolidated Statement of Cash Flows for the three months ended
               March 31, 2001 and 2000......................................................      4
              Notes to Consolidated Financial Statements....................................      5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................................     13

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................     28

PART II.  OTHER INFORMATION.................................................................     29

SIGNATURES..................................................................................     30

EXHIBIT INDEX...............................................................................     31

                                    PART I

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                       CATELLUS DEVELOPMENT CORPORATION

                          CONSOLIDATED BALANCE SHEET
                                (In thousands)

                                                                                                March 31,     December 31,
                                                                                                  2001            2000
                                                                                               ----------     ------------
                                                                                               (Unaudited)
Assets

Properties............................................................................         $2,050,716       $2,025,813
Less accumulated depreciation.........................................................           (329,041)        (320,275)
                                                                                               ----------       ----------
                                                                                                1,721,675        1,705,538
Other assets and deferred charges, net................................................            128,828          121,033
Notes receivable, less allowance......................................................             31,156           36,119
Accounts receivable, less allowance...................................................             21,990           30,816
Restricted cash and investments.......................................................             39,934           45,478
Cash and cash equivalents.............................................................            377,855          336,558
                                                                                               ----------       ----------
        Total.........................................................................         $2,321,438       $2,275,542
                                                                                               ==========       ==========
Liabilities and stockholders' equity

Mortgage and other debt...............................................................         $1,135,377       $1,134,563
Accounts payable and accrued expenses.................................................            106,777           96,274
Deferred credits and other liabilities................................................            126,071           58,722
Deferred income taxes.................................................................            259,662          247,975
                                                                                               ----------       ----------
     Total liabilities................................................................          1,627,887        1,537,534
                                                                                               ----------       ----------

Commitments and contingencies (Notes 8 and 9)

Minority interests....................................................................             52,094           54,763
                                                                                               ----------       ----------
Stockholders' equity
  Common stock, 108,241 and 108,088 shares issued and 102,085 and 106,091
    shares outstanding at March 31, 2001 and December 31, 2000, respectively..........              1,083            1,081
  Paid-in capital.....................................................................            496,245          493,420
  Treasury stock, at cost (6,156 and 1,997 shares at March 31, 2001 and December 31,
    2000, respectively)...............................................................            (99,483)         (28,660)

  Accumulated earnings................................................................            243,612          217,404
                                                                                               ----------       ----------
     Total stockholders' equity.......................................................            641,457          683,245
                                                                                               ----------       ----------
        Total.........................................................................         $2,321,438       $2,275,542
                                                                                               ==========       ==========


                 See notes to consolidated financial statements

                       CATELLUS DEVELOPMENT CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)

                                                                         Three Months Ended
                                                                              March 31,
                                                                        2001             2000
                                                                        ----             ----
                                                                             (Unaudited)
Rental properties
  Rental revenue...................................................   $ 55,811         $ 49,918
  Property operating costs.........................................    (14,120)         (12,658)
  Equity in earnings of operating joint ventures, net..............      3,164            3,638
                                                                      --------         --------
                                                                        44,855           40,898
                                                                      --------         --------
Property sales and fee services
  Sales revenue....................................................     57,896           76,021
  Cost of sales....................................................    (35,051)         (56,138)
                                                                      --------         --------
          Gain on property sales...................................     22,845           19,883
  Equity in earnings of development joint ventures, net............      7,795            1,131
                                                                      --------         --------
          Total gain on property sales.............................     30,640           21,014
  Management and development fees..................................      1,180            3,269
  Selling, general and administrative expenses.....................     (9,583)          (9,923)
  Other, net.......................................................      5,659            1,403
                                                                      --------         --------
                                                                        27,896           15,763
                                                                      --------         --------

Interest expense...................................................    (14,693)          (9,819)
Depreciation and amortization......................................    (12,934)         (10,870)
Corporate administrative costs.....................................     (5,545)          (4,260)
Gain on non-strategic asset sales..................................      1,747           27,667
Other, net.........................................................      4,227              136
                                                                      --------         --------
  Income before minority interests and income taxes................     45,553           59,515

Minority interests.................................................     (1,871)          (1,603)
                                                                      --------         --------

  Income before income taxes.......................................     43,682           57,912
                                                                      --------         --------
Income tax expense
  Current..........................................................     (5,361)          (6,524)
  Deferred.........................................................    (12,113)         (16,650)
                                                                      --------         --------
                                                                       (17,474)         (23,174)
                                                                      --------         --------

  Net income.......................................................   $ 26,208         $ 34,738
                                                                      ========         ========

  Net income per share
     Basic.........................................................   $   0.25         $   0.32
                                                                      ========         ========
     Assuming dilution.............................................   $   0.24         $   0.32
                                                                      ========         ========

  Average number of common shares outstanding - basic..............    104,854          107,292
                                                                      ========         ========
  Average number of common shares outstanding - diluted............    107,697          108,900
                                                                      ========         ========

                See notes to consolidated financial statements

                       CATELLUS DEVELOPMENT CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                 2001           2000
                                                                               --------       --------
                                                                                     (Unaudited)
Cash flows from operating activities:
 Net income..................................................................  $ 26,208       $ 34,738
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.............................................    12,934         10,870
   Deferred income taxes.....................................................    12,113         16,650
   Amortization of deferred loan fees and other costs........................     1,147          1,351
   Equity in earnings of joint ventures......................................   (10,959)        (4,769)
   Operating distributions from joint ventures...............................    18,798          2,139
   Cost of development properties and non-strategic assets sold..............    33,639         51,704
   Capital expenditures for development properties...........................    (6,050)       (43,922)
   Other, net................................................................       954            509
  Change in deferred credits and other liabilities...........................    67,349         (4,819)
  Change in other operating assets and liabilities...........................    17,127          8,778
                                                                               --------       --------
Net cash provided by operating activities....................................   173,260         73,229
                                                                               --------       --------
Cash flows from investing activities:
  Capital expenditures for investment properties.............................   (65,856)       (41,631)
  Tenant improvements........................................................      (294)        (1,835)
  Contributions to joint ventures............................................        --         (4,260)
  Restricted cash............................................................     5,544        (47,369)
                                                                               --------       --------
Net cash used in investing activities........................................   (60,606)       (95,095)
                                                                               --------       --------
Cash flows from financing activities:
  Borrowings.................................................................    33,495         41,289
  Repayment of borrowings....................................................   (31,043)       (29,665)
  Distributions to minority partners.........................................    (4,540)        (2,472)
  Repurchase of common stock.................................................   (70,823)        (7,576)
  Proceeds from issuance of common stock.....................................     1,554          2,883
                                                                               --------       --------
Net cash (used in) provided by financing activities..........................   (71,357)         4,459
                                                                               --------       --------
Net increase (decrease) in cash and cash equivalents.........................    41,297        (17,407)
Cash and cash equivalents at beginning of period.............................   336,558         35,410
                                                                               --------       --------
Cash and cash equivalents at end of period...................................  $377,855       $ 18,003
                                                                               ========       ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest (net of amount capitalized)......................................  $ 14,303       $  8,576
   Income taxes..............................................................  $     45       $  2,634

                See notes to consolidated financial statements

                       CATELLUS DEVELOPMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001
                                  (Unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS

     Catellus Development Corporation, together with its consolidated subsidiaries (the "Company"), is a diversified real estate operating company with a large portfolio of rental properties and developable land that manages and develops real estate for its own account and those of others. Interests of third parties in entities controlled and consolidated by the Company are separately reflected as minority interests in the accompanying balance sheet. The Company's development portfolio of industrial, residential, retail, office, and other projects (owned directly or through joint ventures) is located mainly in major markets in California, Illinois, Texas, Colorado, and Oregon. The Company's rental properties consist primarily of industrial facilities, along with a number of office and retail buildings, located primarily in the same states.

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

NOTE 2.  INTERIM FINANCIAL DATA

     The accompanying consolidated financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial information includes all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. Certain prior period financial data have been reclassified to conform to the current period presentation.

NOTE 3.  RESTRICTED CASH AND INVESTMENTS

     Of the total restricted cash and investments of $39.9 million at March 31, 2001 and $45.5 million at December 31, 2000, $32.1 million and $38.1 million, respectively, represent proceeds from property sales being held in separate cash accounts at trust companies in order to preserve the Company's options of reinvesting the proceeds on a tax-deferred basis. In addition, restricted investments of $7.1 million at March 31, 2001 and December 31, 2000 represent certificates of deposits used to guarantee lease performance for certain properties that secure debt and $0.7 million and $0.3 million, respectively, represent pre-paid for future leasing commissions.

NOTE 4.  INCOME PER SHARE

     Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock and equivalents outstanding during the period (see table below for effect of dilutive securities).

                                                                            Three Months Ended March 31,
                                                         ------------------------------------------------------------------
                                                                        2001                                2000
                                                         -------------------------------   --------------------------------
                                                                               Per Share                          Per Share
                                                          Income      Shares    Amount     Income      Shares       Amount
                                                         --------    -------   ---------   ------     -------       -------
                                                                          (In thousands, except per share data)
Net income...........................................     $26,208    104,854     $0.25     $34,738      107,292      $0.32
                                                                                 =====                               =====
Effect of dilutive securities: stock options/(1)/....          --      2,843                    --        1,608
                                                          -------    -------               -------      -------
Net income assuming dilution.........................     $26,208    107,697     $0.24     $34,738      108,900      $0.32
                                                          =======    =======     =====     =======      =======      =====

/(1)/ Includes Directors stock units

NOTE 5.  MORTGAGE AND OTHER DEBT

     Mortgage and other debt at March 31, 2001, and December 31, 2000, are summarized as follows:

                                                                             March 31,         December 31,
                                                                               2001                2000
                                                                            ----------         ------------
                                                                                    (In thousands)
First mortgage loans....................................................    $  618,741         $  621,182
Collateralized term loan................................................       311,316            309,837
Construction loans-collateralized.......................................       109,585             88,292
Acquisition collateralized promissory notes.............................        40,955             43,273
Assessment district bonds...............................................        25,827             26,116
Collateralized promissory notes.........................................        18,960             21,360
Industrial capital lease................................................           889             15,336
Other loans.............................................................         9,104              9,167
                                                                            ----------         ----------
 Total mortgage and other debt..........................................    $1,135,377         $1,134,563
                                                                            ==========         ==========
Due within one year.....................................................    $   50,558         $   27,150
                                                                            ==========         ==========

     In January and February 2001, the Company closed five variable rate (LIBOR plus 2.0% to LIBOR plus 2.75%) collateralized construction loans with a total capacity of $63.9 million, maturing at various dates from October 2002 through December 2003. These loans had a combined outstanding balance of $31.7 million at March 31, 2001.

     In April 2001, the Company closed a $200 million mortgage loan, which bears interest at 7.25% (7.30% effective rate considering financing costs) and is amortized over 30 years with a maturity of 15 years. Of the loan proceeds, $145.4 million was used to pay off existing variable rate construction debt and related interest at closing. This loan is collateralized by certain of the Company's operating properties and by assignment of rents generated by the underlying properties. Under certain conditions, this loan has a yield maintenance premium if paid prior to maturity.

Interest costs relating to mortgage and other debt for the three-month period ended March 31, 2001 and 2000, are summarized as follows:

                                                                               Three Months Ended
                                                                                   March 31,
                                                                              2001             2000
                                                                            -------          -------
                                                                                 (In thousands)
Total interest incurred..................................................   $20,975          $15,807
Interest capitalized.....................................................    (6,282)          (5,988)
                                                                            -------          -------
Interest expensed........................................................   $14,693          $ 9,819
                                                                            =======          =======
Previously capitalized interest included in cost of sales................   $ 1,728          $ 2,554
                                                                            =======          =======

NOTE 6.  PROPERTIES

     Book value by property type at March 31, 2001 and December 31, 2000, consisted of the following:

                                                                                  March 31,          December 31,
                                                                                    2001                 2000
                                                                                 ----------         ------------
                                                                                       (In thousands)
  Rental properties:
     Industrial buildings....................................................    $  896,145         $  874,168
     Office buildings........................................................       221,284            205,179
     Retail buildings........................................................        92,564             94,085
     Land and land leases....................................................        94,002             92,803
     Investment in operating joint ventures..................................       (15,398)           (16,092)
                                                                                 ----------         ----------
                                                                                  1,288,597          1,250,143
                                                                                 ----------         ----------
  Developable properties:
     Commercial..............................................................       168,821            177,635
     Residential.............................................................        62,170             64,479
     Urban development.......................................................       374,989            366,136
     Investment in development joint ventures................................        37,714             46,256
                                                                                 ----------         ----------
                                                                                    643,694            654,506
                                                                                 ----------         ----------
  Work-in-process:
     Commercial..............................................................        65,958             50,098
     Commercial--capital lease...............................................        20,129             37,415
     Residential.............................................................         1,150              4,883
     Corporate/(1)/..........................................................         2,217                 --
                                                                                 ----------         ----------
                                                                                     89,454             92,396
                                                                                 ----------         ----------
  Furniture and equipment....................................................        26,777             26,599
  Other......................................................................         2,194              2,169
                                                                                 ----------         ----------
  Gross book value...........................................................     2,050,716          2,025,813
  Accumulated depreciation...................................................      (329,041)          (320,275)
                                                                                 ----------         ----------
  Net book value.............................................................    $1,721,675         $1,705,538
                                                                                 ==========         ==========

/(1)/ Corporate work-in-process represents capitalization of interest on qualifying assets of the Residential and Urban Development segments which provided for capitalization of more interest than directly incurred by the segments.

NOTE 7.  SEGMENT REPORTING

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting which disaggregates its business by type. The Company has four reportable segments: Commercial, Residential, Urban Development, and Corporate. The Commercial segment leases and manages Company-owned commercial buildings and land, develops real estate for the Company's own account or for third parties, and acquires and sells developable land and commercial buildings. The Residential segment is involved in community development, project management and, historically, home building activities. The Urban Development segment entitles and develops major mixed-use development sites, which includes development for residential, office, retail, biotechnology, multimedia and entertainment purposes. The Corporate segment consists of administrative and other services.

     Inter-segment gains and losses, if any, are not recognized. Debt and interest-bearing assets are allocated to segments based upon the grouping of the underlying assets. All other assets and liabilities are specifically identified.

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

  Financial data by reportable segment is as follows:


                                                                                              Urban
                                                             Commercial       Residential   Development       Corporate     Total
                                                             ----------      -----------    -----------       ---------     ------

                                                                                           (In thousands)
Three Months Ended March 31, 2001

Rental properties:
Rental revenue...........................................    $ 52,688 /(1)/  $     -- /(2)/  $ 3,123         $    --      $ 55,811
Property operating costs.................................     (12,717)             -- /(2)/   (1,403)             --       (14,120)
Equity in earnings of operating joint ventures, net......       3,164              --             --              --         3,164
                                                             --------        --------        -------         -------      --------
                                                               43,135              --          1,720              --        44,855
                                                             --------        --------        -------         -------      --------
Property sales and fee services:
Sales revenue............................................      33,986          14,010          9,900              --        57,896
Cost of sales............................................     (18,161)        (10,957)        (5,933)             --       (35,051)
                                                             --------        --------        -------         -------      --------
  Gain on property sales.................................      15,825           3,053          3,967              --        22,845
Equity in earnings of development joint ventures, net....          --           7,795             --              --         7,795
                                                             --------        --------        -------         -------      --------
  Total gain on property sales...........................      15,825          10,848          3,967              --        30,640
Management and development fees..........................       1,058              51             71              --         1,180
Selling, general and administrative expenses.............      (3,717)         (4,589)        (1,277)             --        (9,583)
Other....................................................       1,732             457          3,470 /(3)/        --         5,659
                                                             --------        --------        -------         -------      --------
                                                               14,898           6,767          6,231              --        27,896
                                                             --------        --------        -------         -------      --------
Interest expense.........................................     (16,861)             --             20           2,148       (14,693)
Corporate administrative costs...........................          --              --             --          (5,545)       (5,545)
Minority interests.......................................      (1,604)           (267)            --              --        (1,871)
Other....................................................          --              --             --           4,227         4,227
Depreciation recapture...................................      (2,740)             --             --              --        (2,740)
                                                             --------        --------        -------         -------      --------
  Pre-tax EBDDT..........................................    $ 36,828        $  6,500        $ 7,971         $   830        52,129
                                                             ========        ========        =======         =======
Current taxes............................................                                                                   (5,361)
                                                                                                                          --------
EBDDT....................................................                                                                   46,768
Depreciation and amortization............................                                                                  (12,934)
Deferred taxes...........................................                                                                  (12,113)
Gain on non-strategic asset sales........................                                                                    1,747
Depreciation recapture...................................                                                                    2,740
                                                                                                                          --------
  Net Income.............................................                                                                 $ 26,208
                                                                                                                          ========

/(1)/ Includes $0.3 million ground lease rent from Cisco Systems. Cisco Systems prepaid approximately $68 million of the expected ground rent in the first quarter, which is recorded as part of deferred credits and other liabilities in the accompanying consolidated balance sheet. The final installment of $35.2 million is expected in mid-2001. The prepaid rent will be amortized over the lease term of 34 years.
/(2)/ All residential asset management responsibilities have been transferred to the Commercial segment and the corresponding results are now classified under "Commercial."
/(3)/ Lease termination fee related to a former tenant at the Mission Bay project.

                                                                                     Urban
                                                       Commercial   Residential   Development  Corporate     Total
                                                       ----------   -----------   -----------  ---------  -----------

                                                                                  (In thousands)
Three Months Ended March 31, 2000

Rental properties:
Rental revenue.......................................  $ 45,883      $    245        $ 3,790     $     --    $ 49,918
Property operating costs.............................   (11,007)           --         (1,651)          --     (12,658)
Equity in earnings of operating joint ventures,
 net.................................................     3,638            --             --           --       3,638
                                                       --------      --------        -------     --------    --------
                                                         38,514           245          2,139           --      40,898
                                                       --------      --------        -------     --------    --------
Property sales and fee services:
Sales revenue........................................    31,211        44,810             --           --      76,021
Cost of sales........................................   (19,552)      (36,586)            --           --     (56,138)
                                                       --------      --------        -------     --------    --------
  Gain on property sales.............................    11,659         8,224             --           --      19,883
Equity in earnings of development joint
 ventures, net.......................................        19         1,112             --           --       1,131
                                                       --------      --------        -------     --------    --------
  Total gain on property sales.......................    11,678         9,336             --           --      21,014
Management and development fees......................     2,736           240            293           --       3,269
Selling, general and administrative expenses.........    (3,905)       (5,530)          (488)          --      (9,923)
Other................................................       947           500            (44)          --       1,403
                                                       --------      --------        -------     --------    --------
                                                         11,456         4,546           (239)          --      15,763
                                                       --------      --------        -------     --------    --------
Interest expense.....................................   (10,577)          (16)          (256)       1,030      (9,819)
Corporate administrative costs.......................        --            --             --       (4,260)     (4,260)
Minority interests...................................    (1,554)          (49)            --           --      (1,603)
Other................................................        --            --             --          136         136
Depreciation recapture...............................      (192)           --             --           --        (192)
                                                       --------      --------        -------     --------    --------
  Pre-tax EBDDT......................................  $ 37,647      $  4,726        $ 1,644     $ (3,094)     40,923
                                                       ========      ========        =======     ========
Current taxes........................................                                                          (6,524)
                                                                                                             --------
EBDDT................................................                                                          34,399
Depreciation and amortization........................                                                         (10,870)
Deferred taxes.......................................                                                         (16,650)
Gain on non-strategic asset sales....................                                                          27,667
Depreciation recapture...............................                                                             192
                                                                                                             --------
  Net Income.........................................                                                        $ 34,738
                                                                                                             ========

NOTE 8.   COMMITMENTS AND CONTINGENCIES

     The Company is a party to a number of legal actions arising in the ordinary course of business. The Company cannot predict with certainty the final outcome of these proceedings. Considering current insurance coverages indemnifications, and the substantial legal defenses available, however, management believes that none of these actions, when finally resolved, will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. Where appropriate, the Company has established reserves for potential liabilities related to legal actions or threatened legal actions. These reserves are necessarily based on estimates and probabilities of the occurrence of events and therefore are subject to revision from time to time.

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

     At March 31, 2001, management estimates that future costs for remediation of environmental contamination on operating properties and properties previously sold approximate $9.8 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next several years. Management also estimates that similar costs relating to the Company's properties to be developed or sold may range from $25.6 million to $39.5 million. These amounts will be capitalized as components of development costs when incurred, which is anticipated to be over a period of approximately twenty years, or will be deferred and charged to cost of sales when the properties are sold. Environmental costs capitalized during the three months ended March 31, 2001 totaled $0.6 million. The Company's estimates were developed based on reviews, which took place over several years based upon then-prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs.

     In connection with the acquisition in 2000 of a property known to have environmental problems, an indirect subsidiary of the Company has entered into an agreement with the California Department of Toxic Substance Control to perform certain work to investigate and remedy hazardous materials left behind by the previous operators of the site. The Company has guaranteed completion of the work with a limited liability of $20 million. The Company has entered into a $15 million fixed price contract for the completion of the work and obtained insurance to cover various cost overruns; this fixed price contract amount is included in our estimated range of $25.6 million to $39.5 million of future costs of remediation above.

     As of March 31, 2001, the Company has outstanding standby letters of credit and surety bonds in the amount of $177.9 million in favor of local municipalities or financial institutions to guarantee performance on construction of real property improvements or financial obligations. Additionally, the Company guarantees a portion of the debt and interest of certain of its joint ventures. At March 31, 2001, these guarantees totaled $35 million and in addition, the Company has guaranteed debt service of $4.4 million for a residential project. In some cases, other parties have jointly and severally guaranteed these obligations.

NOTE 9.   STOCK REPURCHASE PROGRAMS

     In October 1999, the Company's Board of Directors authorized a stock repurchase program for up to $50 million of the outstanding common stock. Stock purchases under the program were made on the open market. The program was authorized for a period of one year. Under the program, the Company repurchased 1,997,300 shares at a cost of $28.7 million.

     In December 2000, the Company's Board of Directors authorized a stock repurchase program for up to $50 million of the outstanding stock through the end of 2001. Stock purchases under the program were made on the open market. The Company purchased 2,888,900 shares at a cost of $49.9 million under this program.

     In March 2001, the Company received from its Board of Directors authorization for an additional $50 million for stock repurchases. The Company purchased 1,270,100 shares at a cost of $20.8 million through March 31, 2001. Subsequent to March 31, 2001, the Company purchased additional 1,777,300 shares at a cost of $29.2 million.

     In May 2001, the Company's Board of Directors authorized an additional $50 million for the stock repurchase program. Under the newly authorized program, purchases can be made on the open market or in privately negotiated transactions.

     The Company's repurchases are reflected as treasury stock at cost and are presented as a reduction to consolidated stockholders' equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and EBDDT, as defined, should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-Q. This discussion and analysis covers each of our four business segments: Commercial, Residential, Urban Development, and Corporate. This analysis of EBDDT by segment is used in internal reporting to management and, we believe, provides an effective means of understanding our business and corporate structure. (For definition of EBDDT, see Note 7 of the accompanying Consolidated Financial Statements.)

Summary EBDDT and reconciliation to net income for the three months ended March 31, 2001 and 2000

                                                                  Three Months Ended
                                                                      March 31,
                                                                                      Difference
                                                           2001           2000        2001/2000
                                                           ----           ----        ---------
                                                                   (In thousands)
Pre-tax EBDDT
 Commercial.......................................       $ 36,828        $ 37,647      $     (819)
 Residential......................................          6,500           4,726           1,774
 Urban Development................................          7,971           1,644           6,327
 Corporate........................................            830          (3,094)          3,924
                                                         --------        --------      ----------
Total pre-tax EBDDT...............................         52,129          40,923          11,206
 Current tax......................................         (5,361)         (6,524)          1,163
                                                         --------        --------      ----------
EBDDT.............................................         46,768          34,399          12,369
 Depreciation and amortization....................        (12,934)        (10,870)         (2,064)
 Deferred taxes...................................        (12,113)        (16,650)          4,537
 Gain on non-strategic asset sales................          1,747          27,667         (25,920)
 Depreciation recapture...........................          2,740             192           2,548
                                                         --------        --------      ----------
Net income........................................       $ 26,208        $ 34,738      $   (8,530)
                                                         ========        ========      ==========

Commercial:

     The Commercial segment acquires and develops suburban commercial business parks for our own account and the account of others. EBDDT consists primarily of rental property operating income for buildings owned and sales gains from properties sold.

                                                                                Three Months Ended
                                                                                     March 31,
                                                                                                  Difference
                                                                       2001           2000        2001/2000
                                                                       ----           ----        ---------
                                                                                 (In thousands)
Rental properties
  Rental revenue..................................................   $ 52,688        $ 45,883      $    6,805
  Property operating costs........................................    (12,717)        (11,007)         (1,710)
  Equity in earnings of operating joint ventures, net.............      3,164           3,638            (474)
                                                                     --------        --------      ----------
                                                                       43,135          38,514           4,621
                                                                     --------        --------      ----------
Property sales and fee services
  Sales revenue...................................................     33,986          31,211           2,775
  Cost of sales/(1)/..............................................    (20,901)        (19,744)         (1,157)
                                                                     --------        --------      ----------
        Gain on property sales....................................     13,085          11,467           1,618
  Equity in earnings of development joint ventures, net...........         --              19             (19)
                                                                     --------        --------      ----------
        Total gain on property sales..............................     13,085          11,486           1,599
  Management and development fees.................................      1,058           2,736          (1,678)
  Selling, general and administrative expenses....................     (3,717)         (3,905)            188
  Other...........................................................      1,732             947             785
                                                                     --------        --------      ----------
                                                                       12,158          11,264             894
                                                                     --------        --------      ----------
Interest expense..................................................    (16,861)        (10,577)         (6,284)
Minority interests................................................     (1,604)         (1,554)            (50)
                                                                     --------        --------      ----------
        Pre-tax EBDDT.............................................   $ 36,828        $ 37,647      $     (819)
                                                                     ========        ========      ==========
Rental building occupancy
(In thousands of square feet, except percentages)
Owned.............................................................     29,212          25,535           3,677
Occupied..........................................................     27,147          24,116           3,031
Occupancy percentage..............................................       92.9%           94.4%           (1.6%)

___________

/(1)/ Cost of sales for three months ended March 31, 2001 and 2000 includes $2.7 million and $0.2 million, respectively, of depreciation recapture, which is included in net income, but not EBDDT.

Rental Revenue less Property Operating Costs

Rental revenue less property operating costs has increased mainly because of additions of buildings, land subject to leases, and rental increases on Same Space (properties that were owned and operated for the entire "current" year and the entire immediately preceding year are referred to as "Same Space") partially offset by properties sold. From April 2000 to March 2001, we added from our own development projects, a net 3.7 million square feet to our rental portfolio. Rental revenue less operating costs for the three months ended March 31, 2001 and 2000 are summarized as follows:

                                                               Three Months Ended
                                                                    March 31,
                                                                               Difference
                                                       2001         2000       2001/2000
                                                     --------     --------     ---------
                                                            (In thousands)
     Rental revenue less operating costs:
     Same Space..................................    $ 29,196     $ 28,069     $   1,127
     Properties added to portfolio...............       6,766        1,473         5,293
     Properties sold from portfolio..............         258        1,830        (1,572)
     Land and land leases........................       3,751        3,504           247
                                                     --------     --------     ---------
                                                     $ 39,971     $ 34,876     $   5,095
                                                     ========     ========     =========

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

  Equity in Earnings of Operating Joint Ventures

     Equity in earnings of operating joint ventures, net, decreased by $0.5 million for the three months ended March 31, 2001 over the same period in 2000 primarily because of higher interest expense due to a refinancing at a joint venture in 2000.

  Sales Revenue

     Our Commercial segment has increased gain from property sales for the three months ended March 31, 2001 compared to the same period in 2000. Gain on property sales was $13.1 million and $11.5 million for the three months ended March 31, 2001 and 2000, respectively, summarized as follows:

                                                                Three Months Ended
                                                                     March 31,
                                                                                  Difference
                                                        2001          2000        2001/2000
                                                      --------      --------      ---------
     Commercial property sales                                   (In thousands)
     Building sales:
       Sales proceeds..............................   $ 17,981      $  9,977      $   8,004
       Cost of sales...............................    (13,334)       (8,031)        (5,303)
                                                      --------      --------      ---------
        Gain.......................................      4,647         1,946          2,701
                                                      --------      --------      ---------
     Land sales:
       Sales proceeds..............................     14,506        20,012         (5,506)
       Cost of sales...............................     (6,599)      (10,840)         4,241
                                                      --------      --------      ---------
        Gain.......................................      7,907         9,172         (1,265)
                                                      --------      --------      ---------
     Other sales:
       Sales proceeds..............................      1,499         1,222            277
       Cost of sales...............................       (968)         (873)           (95)
                                                      --------      --------      ---------
        Gain.......................................        531           349            182
                                                      --------      --------      ---------
        Gain on property sales.....................     13,085        11,467          1,618
     Equity in earnings of development joint
        ventures, net..............................         --            19            (19)
                                                      --------      --------      ---------
        Total gain on property sales...............   $ 13,085      $ 11,486      $   1,599
                                                      ========      ========      =========

     In the first quarter of 2001, commercial property sales include the closings of 153,000 square feet of new industrial building space and the associated land, 1,962 acres of improved land capable of supporting 0.3 million square feet of commercial development, and 134,000 square feet of existing operating properties. For the same period in 2000, commercial property sales include the closings of 41.9 acres of improved land capable of supporting 0.8 million square feet of commercial development, and 267,000 square feet of development industrial building space.

     "Other sales" in the table above include the sales of land subject to leases totaling 113.3 acres in 2001 and 83 acres in 2000 that we had acquired during 1998.

     Following is a summary of property sales under contract but not closed:

                                                             March 31,
                                                        -------------------
                                                          2001       2000
                                                        --------   --------
                                                            (In thousands)

     Sales under contract, but not closed.............  $ 19,605   $ 56,388
                                                        ========   ========


  Management and Development Fees

     Over the past years, a major source of management fee income was a contract to manage and sell the non-railroad real estate assets of a major railroad company. As anticipated, most of the railroad's inventory of managed assets has been sold in accordance with the customer's goals. We decided not to pursue renewal of this contract when it expired on December 31, 2000. Consequently, we expect management fees and the related selling, general and administrative expenses to decline in 2001. Management and development fees decreased by $1.7 million during the first three months of 2001 from the same period in 2000.

Other

     "Other" increased by $0.8 million in 2001 primarily because of interest income from restricted cash generated by tax-deferred exchanges.


  Interest

     Interest expense increased $6.3 million in 2001 primarily because of new mortgages placed on completed buildings added to our portfolio. Increases in interest capitalized in 2001 are due to higher levels of development activity.

  Following is a summary of interest incurred:

                                                                  Three Months Ended
                                                                      March 31,
                                                                                    Difference
                                                           2001          2000        2001/2000
                                                         --------      --------      ---------
                                                                     (In thousands)
     Total interest incurred..........................   $ 20,406      $ 13,591      $   6,815
     Interest capitalized.............................     (3,545)       (3,014)          (531)
                                                         --------      --------      ---------
     Interest expensed................................   $ 16,861      $ 10,577      $   6,284
                                                         ========      ========      =========

     Previously capitalized interest included in cost
       of sales.......................................   $  1,118      $    471      $     647
                                                         ========      ========      =========

     We expect interest expense to increase in 2001 as a result of new debt associated with and collateralized by the newly completed and retained buildings.

Residential:

The Residential segment acquires and develops land primarily for single-family residential property via direct investment or through joint ventures. Through the third quarter of 2000 its activities also included home building, however, these assets were sold as discussed further below. Other than the deferred gain from BHC, LLC (below), from the fourth quarter of 2000 forward EBDDT consists primarily of gains from the sale of finished lots to homebuilders.

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                                         Difference
                                                                             2001             2000        2001/2000
                                                                           --------         --------     ----------
                                                                                     (In thousands)
     Rental properties income......................................        $     --         $    245       $   (245)
                                                                           --------         --------       --------
     Property sales and fee services
        Sales revenue..............................................          14,010           44,810        (30,800)
        Cost of sales..............................................         (10,957)         (36,586)        25,629
                                                                           --------         --------       --------
          Gain on property sales                                              3,053            8,224         (5,171)
        Equity in earnings of development joint ventures, net......           7,795            1,112          6,683
                                                                           --------         --------       --------
           Total gain on property sales............................          10,848            9,336          1,512
        Management and development fees............................              51              240           (189)
        Selling, general and administrative expenses...............          (4,589)          (5,530)           941

        Other......................................................             457              500            (43)
                                                                           --------         --------       --------
                                                                              6,767            4,546          2,221
                                                                           --------         --------       --------
     Interest expense..............................................              --              (16)            16
     Minority interests............................................            (267)             (49)          (218)
                                                                           --------         --------       --------
           Pre-tax EBDDT...........................................        $  6,500         $  4,726       $  1,774
                                                                           ========         ========       ========

   Sales Revenue

     In July 2000, we sold a majority of our home-building assets to a newly formed limited liability company managed by Brookfield Homes of California, Inc. for $139 million in cash and a retained interest in the new company ("BHC, LLC") at an agreed-upon value of $22.5 million. In addition, we are entitled to a preferred return on the retained interest and 35% of additional profits from BHC, LLC operations. The deferred gain related to the retained interest as well as our 35% share of profits from BHC, LLC's operations are recorded as part of "Equity in earnings of development joint ventures, net" as homes/lots are sold. Of the $22.5 million retained interest, we recognized $8.3 million in 2000, and $6.2 million during the first three months of 2001.

     Gain on property sales for the three months ended March 31, 2001 of $3.1 million is primarily from the closings of 110 lots and 48 homes compared to the closings of 18 lots and 151 homes during the same period in 2000.

                                                                       Three Months Ended
                                                                            March 31,
                                                                                            Difference
                                                               2001             2000         2001/2000
                                                             ---------       ---------      ----------
                                                                          (In thousands)
PROPERTY SALES
   Sales proceeds-Owned projects and consolidated JVs        $  14,010       $  44,810      $ (30,800)
   Cost of sales.........................................      (10,957)        (36,586)        25,629
                                                             ---------       ---------      ---------
      Gain...............................................        3,053           8,224         (5,171)
                                                             ---------       ---------      ---------
   Sales proceeds-Unconsolidated JVs.....................       53,269          28,041         25,228
   Cost of sales.........................................      (49,540)        (20,761)       (28,779)
                                                             ---------       ---------      ---------
      Gain...............................................        3,729           7,280         (3,551)
    Joint venture partners interest......................        4,066          (6,168)        10,234
                                                             ---------       ---------      ---------
         Unconsolidated JV income........................        7,795           1,112          6,683
                                                             ---------       ---------      ---------
    Total gain on property sales.........................    $  10,848       $   9,336      $   1,512
                                                             =========       =========      =========

  Following is a summary of property sales under contract but not closed:

                                                     Three Months Ended
                                                          March 31,
                                                      2001         2000
                                                    -------      -------
Owned projects and consolidated joint ventures:        (In thousands)

  Units..........................................   $   859      $90,653
                                                    =======      =======
  Lots...........................................   $12,317      $24,395
                                                    =======      =======
Joint venture projects/(1)/......................   $44,598      $ 8,080
                                                    =======      =======

__________

/(1)/ The amounts shown are 100% of the gross sales price; we are entitled to receive from 30% to 67% of the net profits from these joint ventures. Note that the term "joint venture" as used herein means that two or more parties own an interest and not that a joint venture is the legal term of obligation.

       Equity in earnings of development joint ventures, net, increased $6.7 million in the first quarter of 2001 compared to the same period in 2000. Of the $6.7 million increase, $6.2 million was attributable to BHC, LLC, as mentioned above.

  Selling, General and Administrative Expenses

       Selling, general and administrative expenses decreased $0.9 million for the three months ended March 31, 2001 as compared to the same period in 2000. The decrease in 2001 is primarily attributable to the sale of the home-building assets to BHC, LLC during 2000. However, a $0.8 million charge related to modification of stock options was recorded in 2001. We expect selling, general and administrative expenses to decrease in 2001 as a result of the sale of home-building assets compared to 2000.

Interest

   Following is a summary of interest incurred:

                                                           Three Months Ended
                                                               March 31,
                                                                              Difference
                                                      2001        2000         2001/2000
                                                    --------    --------      ----------
                                                              (In thousands)
   Total interest incurred....................      $   247     $  2,875       $  (2,628)
   Interest capitalized.......................         (247)      (2,859)          2,612
                                                    -------     --------       ---------
   Interest expensed..........................      $    --     $     16       $     (16)
                                                    =======     ========       =========
   Previously capitalized interest included
     in cost of sales.........................      $   610     $  2,084       $  (1,474)
                                                    =======     ========       =========

Interest incurred and capitalized decreased primarily because of the sale of the home-building assets in July 2000.

\

Urban Development:

     The Urban Development segment entitles and develops urban mixed-use sites in San Francisco, Los Angeles, and San Diego. The principal active project of the segment is Mission Bay in San Francisco.

                                                                     Three Months Ended
                                                                         March 31,
                                                                                        Difference
                                                              2001            2000       2001/2000
                                                           -------         -------      ----------
                                                                       (In thousands)
     Rental properties
        Rental revenue.............................        $ 3,123         $ 3,790      $     (667)
        Property operating costs...................         (1,403)         (1,651)            248
                                                           -------         -------      ----------
                                                             1,720           2,139            (419)
                                                           -------         -------      ----------
     Property sales and fee services
        Sales revenue..............................          9,900              --           9,900
        Cost of sales..............................         (5,933)             --          (5,933)
                                                           -------         -------      ----------
          Total gain on property sales.............          3,967              --           3,967
     Management and development fees...............             71             293            (222)
     Selling, general and administrative expenses           (1,277)           (488)           (789)
     Other.........................................          3,470             (44)          3,514
                                                           -------         -------      ----------
                                                             6,231            (239)          6,470
                                                           -------         -------      ----------
     Interest expense..............................             20            (256)            276
                                                           -------         -------      ----------
       Pre-tax EBDDT...............................        $ 7,971         $ 1,644      $    6,327
                                                           =======         =======      ==========

     Rental building occupancy
     (In thousands of square feet, except
      percentages)
     Owned.........................................            913           1,156            (243)
     Occupied......................................            733           1,067            (334)
     Occupancy percentage..........................           80.3%           92.3%           13.0%

   Rental Revenue less Property Operating Costs

     The decrease in rental revenue less property operating costs for the three months ended March 31, 2001 as compared to 2000 was primarily because of the demolition of two properties at Mission Bay in preparation for development. Income provided from interim rental uses in this segment will decrease as development occurs on these sites. We plan to generate future income in the Urban Development segment from development activities, rental income, and sales gains.


     Following is a summary of property sales under contract but not closed:

                                                                                                         March 31,
                                                                                                    2001            2000
                                                                                                  --------        --------
                                                                                                    (In thousands)
     Sales under contract, but not closed...................................................      $ 39,500        $     --
                                                                                                  ========        ========

   Property Sales

     The gain resulted from a land sale of approximately 1.4 acres of land at Mission Bay.

 Management and Development Fees

   Management and development fees decreased $0.2 million in 2001 primarily because development management activities related to the Dodger Stadium renovation were completed in 2000.

     Selling, General and Administrative Expenses

     The increase of $0.8 million in 2001 is primarily attributable to changes in overall staffing to accommodate increased activity associated with all of the projects of the Urban Development segment, especially Mission Bay.

Other

     The increase in "other" was because of a lease termination fee related to a former tenant at the Mission Bay project.

Interest

     Following is a summary of interest incurred:

                                                                   Three Months Ended
                                                                       March 31,
                                                                                       Difference
                                                              2001            2000       2001/2000
                                                             -----           -----      ----------
                                                                         (In thousands)
     Total interest incurred.......................          $ 252           $ 372      $     (120)
     Interest capitalized..........................           (272)           (116)           (156)
                                                             -----           -----      ----------
     Interest expensed.............................          $ (20)          $ 256      $     (276)
                                                             =====           =====      ==========

Corporate:

     Corporate consists of administrative costs and interest contra-expense for interest capitalized on a consolidated basis but not attributed to an operating segment.

                                                                   Three Months Ended
                                                                       March 31,
                                                                                        Difference
                                                              2001            2000       2001/2000
                                                           -------         -------      ----------
                                                                      (In thousands)

     Interest (contra-expense).....................        $ 2,148         $ 1,030      $    1,118
     Corporate administrative costs................         (5,545)         (4,260)         (1,285)
     Other.........................................          4,227             136           4,091
                                                           -------         -------      ----------
        Pre-tax EBDDT..............................        $   830         $(3,094)     $    3,924
                                                           =======         =======      ==========

  Interest (contra expense)

     Corporate interest consists primarily of interest contra-expense because the Residential and Urban Development segments had qualifying assets which provided for the capitalization of more interest than directly incurred by these segments. As a result, the Corporate segment capitalized interest during the period. We expect the interest contra-expense to continue to increase in 2001 because of the increase in business activities at our Mission Bay project in San Francisco.

  Corporate Administrative Costs

     Corporate administrative costs consist primarily of general and administrative expenses. General and administrative expenses increased by $1.3 million in the first three months of 2001 primarily because of the increase in our overall activities.

  Other

     The increase in "other" income in 2001 is primarily attributable to higher interest income from greater short-term investments.

Items Not Included in EBDDT by Segment

See comparative presentation of reconciliation from EBDDT to net income at page 13.

Depreciation and Amortization Expense

     The increase in depreciation and amortization expense of $2.1 million for the three months ended March 31, 2001 as compared to the same period in 2000 is primarily attributable to the new buildings added to the portfolio between April 2000 and March 2001.

Gain on Non-Strategic Asset Sales

     Gain on sales of non-strategic assets was $1.7 million and $27.7 million for the three months ended March 31, 2001 and 2000, respectively.

     The decrease in 2001 is primarily because of a sale of desert land to the federal government in 2000.

Depreciation Recapture

     We exclude the portion of gain on property sales attributable to depreciation recapture from EBDDT (see Note 7 of the accompanying Consolidated Financial Statements). The increase of $2.5 million in depreciation recapture for the three months ended March 31, 2001 over the same period in 2000 is because of higher sales volume of older properties in 2001 as compared to 2000.

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

Liquidity and Capital Resources

  Cash flows from operating activities

       Cash provided by operating activities reflected in the statement of cash flows for the three months ended March 31, 2001 and 2000, was $173.3 million and $73.2 million, respectively. The increase in 2001 consists primarily of a $72.2 million change in deferred credits and other liabilities, a $37.9 million decrease in capital expenditures for development properties, a $16.7 million increase in operating distributions, and a $4.4 million increase in rental properties results. The change of $72.2 million in deferred credits and other liabilities is primary because of a $68 million prepayment (one of two installments) of rent associated with a 34-year ground lease at our Pacific Commons project. The remaining $8.3 million change in other operating assets and liabilities is attributed to our normal operations. The $37.9 million decrease in capital expenditures is mostly because of the sale of our home-building assets in 2000. The increase in operating distributions is primarily because of a joint venture investment associated with the sale of our home-building assets in 2000. The increase is primarily offset by $45.7 million decrease in proceeds from property sales.

          Cash flows from investing activities

          Net cash used in investing activities reflected in the statement of cash flows for the three months ended March 31, 2001 and 2000, was $60.6 million and $95.1 million, respectively. The decrease in 2001 consists primarily of a $52.9 million net decrease in restricted cash, a $4.3 million decrease in contributions to joint ventures, and $1.5 million decrease in tenant improvements. These were offset by a $24.2 million increase in capital expenditures for investment properties.

          Capital expenditures reflected in the statement of cash flows include the following:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                       2001           2000
                                                                                    -------        -------
                                                                                          (In thousands)
      Capital Expenditures from Operating Activities/(1)/
      Capital expenditures for residential and commercial development
        properties..........................................................        $ 4,599        $31,017
      Capitalized interest and property tax.................................          1,451          2,960
                                                                                    -------        -------
      Capital expenditures in cash flows for operating activities...........          6,050         33,977
      Other acquisitions....................................................             --          9,945
                                                                                    -------        -------
         Total capital expenditures in operating activities.................          6,050         43,922
                                                                                    -------        -------

      Capital Expenditures from Investing Activities/(2)/
      Construction and building improvements................................         32,578         24,828
      Predevelopment........................................................         13,454          1,312
      Infrastructure and other..............................................         13,421         11,611
      Capitalized interest and property tax.................................          6,403          3,880
                                                                                    -------        -------
      Capital expenditures for investment properties........................         65,856         41,631
      Tenant improvements...................................................            294          1,835
                                                                                    -------        -------
         Total capital expenditures in investing activities.................         66,150         43,466
                                                                                    -------        -------
         Total capital expenditures.........................................        $72,200        $87,388
                                                                                    =======        =======

------------------
/(1)/ This category includes capital expenditures for properties we intend to build to sell.
/(2)/ This category includes capital expenditures for properties we intend to hold for our own account.

     Capital expenditures for residential and commercial development properties--This item relates to the development of residential and commercial for-sale development properties. The decrease from 2000 to 2001 is primarily because of the sale of home-building assets in July 2000 (see discussion of gain on property sales in Residential section).

     Other acquisitions--For the three months ended March 31, 2000, we invested approximately $9.9 million in the acquisition of properties either directly or through joint ventures.

Capitalized interest and property taxes-This item represents interest and property taxes capitalized as part of our development projects. The increase in 2001 compared to 2000 is primarily attributable to the increase in our Mission Bay development activities.

  Construction and building improvements-This item relates primarily to development of new commercial properties held for lease and improvements to existing buildings. This development activity is summarized below:


                                                         Three Months Ended
                                                              March 31,
                                                          2001          2000
                                                       --------       --------
                                                            (In square feet)
   Under construction, beginning of period...........  3,474,000      4,641,000
   Construction starts...............................    274,000        688,000
   Completed--retained in portfolio..................   (598,000)      (958,000)
   Completed--design/build or sold...................   (153,000)            --
                                                       ---------      ---------
   Under construction, end of period.................  2,997,000      4,371,000
                                                       =========      =========

   Predevelopment-This item relates to amounts incurred in obtaining entitlements for our urban development projects and commercial development projects, primarily the Mission Bay project in San Francisco, California, and the Pacific Commons project in Fremont, California.

   Infrastructure and other-This item represents primarily infrastructure costs incurred in connection with our urban development and commercial development projects. These costs relate primarily to the projects at Woodridge, Illinois; Denver, Colorado; Ontario, California; Fremont, California; and Mission Bay, San Francisco, California.

   Cash flows from financing activities

     Net cash (used in)/provided by financing activities reflected in the statement of cash flows for the three months ended March 31, 2001 and 2000, was ($71.4) million and $4.5 million, respectively. The decrease in 2001 is primarily attributable to $70.8 million expended for the purchase of 4,159,000 shares of our stock under the share repurchase programs. The decrease is also attributable to a $9.2 million decrease in net borrowings, a $2.1 million increase in distribution to minority partners, and a $1.3 million decrease in proceeds from issuance of common stock.

   Capital commitments

     As of March 31, 2001, we had outstanding standby letters of credit and surety bonds in the amount of $177.9 million in favor of local municipalities or financial institutions to guarantee performance on real property improvements or financial obligations.

     As of March 31, 2001, we had approximately $101.0 million in total commitments for capital expenditures to vendors. These commitments are primarily contracts to construct industrial development projects, predevelopment costs and re-leasing costs.

     Additionally, in connection with the acquisition of property with known environmental problems in 2000, one of our indirect subsidiaries has entered into an agreement with the California Department of Toxic Substance Control to perform certain work to investigate and remediate hazardous materials left behind by the previous operators of the site. We have guaranteed completion of the work with a limited liability of $20 million. The current estimated cost for the work is approximately $15 million, and we have a fixed price contract for the completion of the work and obtained insurance to cover various cost overruns.

  Cash balances, available borrowings and capital resources

  As of March 31, 2001, we had a total cash of $417.8 million, of which $39.9 million is restricted cash. In addition to the $417.8 million cash, we had $55.1 million in borrowing capacity under our commercial construction facilities and $12.7 million in additional borrowing capacity under our term loans, both available upon satisfaction of certain conditions.

  Our short- and long-term liquidity and capital resources requirements will be provided primarily from four sources: (1) cash on hand, (2) ongoing income from rental properties, (3) proceeds from sales of developed properties, land and non-strategic assets, and (4) additional debt. As noted above, construction loan facilities are available for meeting liquidity requirements. Our ability to meet our mid- and long-term capital requirements is dependent upon the ability to obtain additional financing for new construction, completed buildings, acquisitions and currently unencumbered properties. There is no assurance that we can obtain this financing or obtain this financing on favorable terms.

  Stock Repurchase Program-Between October 1999 and March 2001, our Board of Directors authorized three separate stock repurchase programs; each has a limit of $50 million and expires in one year. Share purchases under these programs were made on the open market. Through March 31, 2001, under these programs, we have repurchased a total of 6,156,300 shares at a total cost of $99.4 million. Subsequent to March 31, 2001, we purchased an additional 1,777,300 shares at a cost of $29.2 million. Also, in May 2001 our Board of Directors authorized an additional $50 million stock repurchase program. (See Note 9 of the accompanying Consolidated Financial Statements for details).

  Debt covenants-Certain loan agreements contain restrictive financial covenants, the most restrictive of which require our debt coverage ratio to be at least 1.30:1, require stockholders' equity to be no less than $483.4 million, and require that we maintain certain other specified financial ratios. We were in compliance with all such covenants at March 31, 2001.

Trading

  Our executives from time to time in the future may enter into so-called "Rule 10b5-1 Plans." Under an appropriate Rule 10b5-1 Plan, an executive may instruct a third party, such as a brokerage firm, to engage in specified securities transactions in the future based on a formula without further action by the stockholder provided that the plan satisfies the legal requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

Environmental Matters

  Many of our properties or those of our subsidiaries are in urban or industrial areas and may have been leased to or previously owned by commercial or industrial companies that discharged hazardous materials. Our subsidiaries and we incur ongoing environmental remediation and disposal costs, legal costs relating to clean up, defense of litigation, and the pursuit of responsible third parties. Costs incurred by the consolidated group in connection with operating properties and with properties previously sold are expensed. Costs incurred for properties to be sold by our subsidiaries or us are capitalized and will be charged to cost of sales when the properties are sold. Costs relating to undeveloped properties held by us or our subsidiaries are capitalized as part of development costs. (See Note 8 of the accompanying Consolidated Financial Statements for further discussions).

  In recent years, certain of our subsidiaries have acquired properties with known significant environmental issues for cleanup and redevelopment, and we expect that we may continue to form subsidiaries to acquire such properties (or that existing subsidiaries will acquire such properties) when the potential benefits of redevelopment warrant. When our subsidiaries acquire such properties, they undertake extensive due diligence to determine the nature of environmental problems and the likely cost of remediation, and they mitigate the risk with undertakings from third parties, including the sellers and their affiliates, remediation contractors, third party sureties, and insurers. The costs associated with such environmental costs are included in the estimates for properties to be developed.

Forward-Looking Information and Risk Factors

  Except for historical matters, the matters discussed in this quarterly report are forward-looking statements that involve risks and uncertainties. We have tried, wherever practical, to identify these forward-looking statements by using words like "anticipate," "believe," "estimate," "project," "expect," "plan," "prospects," and similar expressions. Forward-looking statements include, but are not limited to, statements about plans; opportunities; negotiations; markets and economic conditions; development, construction, rental, and sales activities; availability of financing; and property values. Also, on occasion, management makes oral statements that may include similar forward-looking statements. Again, we try, wherever practical, to identify these forward-looking statements with appropriate language.

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

  These forward-looking statements are subject to risks and uncertainties that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by these statements. In particular, among the factors that could cause actual results to differ materially are:

  . Changes in the real estate market or in general economic conditions in the areas in which we own property, including the possibility of a general economic slowdown or recession. Such changes may result in higher vacancy rates for commercial property and lower prevailing rents, lower sales prices, lower absorption rates, more tenant defaults, and the like

  .  Product and geographical concentration

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

  . Changes in tax laws and other circumstances that affect our ability to control the timing and recognition of deferred tax liability

  . Exposure of our assets to damage from natural occurrences such as earthquakes, and weather conditions that affect the progress of construction

  . Liability for us or our subsidiaries for environmental remediation at properties owned, managed, or formerly owned or managed by us, our subsidiaries, or the predecessors of either, and changes in environmental laws and regulations

  . Failure to reach agreement with third parties on definitive terms or failure to close transactions, and failure or inability of third parties to perform their obligations under agreements, including tenants under lease on other agreements with us.

  .  Increases in the cost of land and building materials

  .  Tight labor markets

  .  Limitations on or challenges to title to our properties

  . Risks related to the performance, interests, and financial strength of the co-owners of our joint venture projects

  . Changes in policies and practices of organized labor groups who may work on our projects

  . Issues arising from shortages in electrical power to us or to our customers or from higher prices for power, which could affect our ability to rent or sell properties, the ability of tenants or buyers to pay for our properties or for the use of our properties, or our ability to conduct our business

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk

  Our primary market risk exposure is interest rate risk. The majority of our financial instruments are not considered market risk sensitive instruments, as they are not subject to foreign exchange rate risk or commodity price risk. At March 31, 2001, we did not have any outstanding interest-protection contracts. We intend to continuously and actively monitor and manage interest costs on our variable rate debt and may enter into interest rate-protection contracts based on market fluctuations.

  At March 31, 2001, approximately 59.9% of our debt bore interest at fixed rates with a weighted average maturity of approximately 7.2 years and a weighted average coupon rate of approximately 6.49%, which is below market. Therefore, unless there were a drastic decrease in interest rates, the fair value of our fixed-rate debt would not be adversely affected. The remainder of our debt bears interest at variable rates with a weighted average maturity of approximately 2.5 years and a weighted average coupon rate of approximately 7.99% at March 31, 2001. To the extent that we incur additional variable rate indebtedness, our exposure to increases in interest rates would increase. If coupon interest rates increased 100 basis points, the annual effect on our financial position and cash flow would be approximately $4.5 million, based on the outstanding balance of our debt at March 31, 2001. We believe, however, that in no event would increases in interest expense as a result of inflation significantly affect our financial position, results of operations, or cash flow.

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



                       CATELLUS DEVELOPMENT CORPORATION



Date: May 14, 2001
      --------------------------              By: /s/ C. William Hosler
                                                 -------------------------------
                                                 C. William Hosler
                                                 Senior Vice President
                                                 Chief Financial Officer
                                                 Principal Financial Officer


Date: May 14, 2001                            By: /s/ Paul A. Lockie
                                                 -------------------------------
      --------------------------                 Paul A. Lockie
                                                 Vice President and Controller
                                                 Principal Accounting Officer

                                 EXHIBIT INDEX

Exhibit
Number
------
 3.1A Restated Certificate of Incorporation of the Registrant effective December 4, 1990, is incorporated by reference to the exhibits to the Registration Statement on Form 10 (Commission File No. 0-18694) as filed with the Commission on July 18, 1990.

 3.1B Amendment to Restated Certificate of Incorporation of the Registrant effective July 13, 1993, as filed with the Commission along with the Form 10-K for the year ended December 31, 2000.

 3.2 Amended and Restated Bylaws of the Registrant as filed with the Commission along with the Form 10-K for the year ended December 31, 2000.

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

 10.8A Amendment to Second Amended and Restated Employment Agreement dated as of February 7, 2001, between the Registrant and Nelson C. Rising as filed with the Commission along with the Form 10-K for the year ended December 31, 2000.

 10.9A Employment Agreement dated July 24, 1995, between the Registrant and Stephen P. Wallace is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 1995.

 10.9B Letter Agreement dated November 16, 1996, between the Registrant and Stephen P. Wallace is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 1996.

 10.10 Memorandum of Understanding regarding Employment dated February 7, 2001, between the Registrant and Kathleen Smalley as filed with the Commission along with the Form 10-K for the year ended December 31, 2000.

 10.11 Memorandum of Understanding regarding Employment dated February 7, 2001, between the Registrant and C. William Hosler as filed with the Commission along with the Form 10-K for the year ended December 31, 2000.

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