Form 10-Q
period 2001-06-30
CATELLUS DEVELOPMENT CORP
filed 2001-08-09
CIK 865937

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


For the fiscal quarter ended June 30, 2001        Commission file number 0-18694


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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of August 2, 2001, there were 99,155,580 issued and outstanding shares of the Registrant's Common Stock.

================================================================================

                       CATELLUS DEVELOPMENT CORPORATION

                                     INDEX

                                                                                                         Page No.

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements (Unaudited)
                  Condensed Consolidated Balance Sheet as of June 30, 2001 and December 31, 2000........    2
                  Condensed Consolidated Statement of Operations for the three months and
                    six months ended June 30, 2001 and 2000.............................................    3
                  Condensed Consolidated Statement of Cash Flows for the six months ended
                    June 30, 2001 and 2000..............................................................    4
                  Notes to Condensed Consolidated Financial Statements..................................    5

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations...............................................................   16

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk............................   32

PART II.  OTHER INFORMATION.............................................................................   33

SIGNATURES..............................................................................................   34

EXHIBIT INDEX...........................................................................................   35

                                    PART I

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                       CATELLUS DEVELOPMENT CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (In thousands)


                                                                                               June 30,        December 31,
                                                                                                 2001             2000
                                                                                              -----------     ------------
                                                                                              (Unaudited)
Assets

Properties............................................................................         $2,111,305       $2,025,813
Less accumulated depreciation.........................................................           (339,594)        (320,275)
                                                                                               ----------       ----------
                                                                                                1,771,711        1,705,538
Other assets and deferred charges, net................................................            118,642          121,033
Notes receivable, less allowance......................................................             20,554           36,119
Accounts receivable, less allowance...................................................             24,535           30,816
Restricted cash and investments.......................................................             64,482           45,478
Cash and cash equivalents.............................................................            446,941          336,558
                                                                                               ----------       ----------
          Total.......................................................................         $2,446,865       $2,275,542
                                                                                               ==========       ==========

Liabilities and stockholders' equity

Mortgage and other debt...............................................................         $1,257,062       $1,134,563
Accounts payable and accrued expenses.................................................             85,616           96,274
Deferred credits and other liabilities................................................            148,595           58,722
Deferred income taxes.................................................................            272,667          247,975
                                                                                               ----------       ----------
     Total liabilities................................................................          1,763,940        1,537,534
                                                                                               ----------       ----------

Commitments and contingencies (Notes 8 and 9)

Minority interests....................................................................             53,685           54,763
                                                                                               ----------       ----------

Stockholders' equity
  Common stock, 108,484 and 108,088 shares issued and 100,050 and 106,091 shares
    outstanding at June 30, 2001 and December 31, 2000, respectively..................              1,085            1,081
  Paid-in capital.....................................................................            499,850          493,420
  Treasury stock, at cost (8,434 and 1,997 shares at June 30, 2001 and December 31,
    2000, respectively)...............................................................           (137,478)         (28,660)
  Accumulated earnings................................................................            265,783          217,404
                                                                                               ----------       ----------
     Total stockholders' equity.......................................................            629,240          683,245
                                                                                               ----------       ----------
          Total.......................................................................         $2,446,865       $2,275,542
                                                                                               ==========       ==========

           See notes to condensed consolidated financial statements

                       CATELLUS DEVELOPMENT CORPORATION

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)


                                                                     Three Months Ended      Six Months Ended
                                                                           June 30,               June 30,
                                                                       2001       2000        2001       2000
                                                                       ----       ----        ----       ----
                                                                        (Unaudited)              (Unaudited)
Rental properties
  Rental revenue...................................................  $ 57,098   $ 50,738    $112,909   $ 100,656
  Property operating costs.........................................   (14,088)   (13,731)    (28,208)    (26,389)
  Equity in earnings of operating joint ventures, net..............     2,669      2,951       5,833       6,589
                                                                     --------   --------    --------   ---------
                                                                       45,679     39,958      90,534      80,856
                                                                     --------   --------    --------   ---------

Property sales and fee services
  Sales revenue....................................................    67,966    106,978     125,862     182,999
  Cost of sales....................................................   (41,824)   (64,244)    (76,875)   (120,382)
                                                                     --------   --------    --------   ---------
    Gain on property sales.........................................    26,142     42,734      48,987      62,617
  Equity in earnings of development joint ventures, net............       332      1,715       8,127       2,846
                                                                     --------   --------    --------   ---------
    Total gain on property sales...................................    26,474     44,449      57,114      65,463
  Management and development fees..................................     1,374      3,324       2,554       6,593
  Selling, general and administrative expenses.....................    (8,475)    (9,409)    (18,058)    (19,332)
  Other, net.......................................................     2,901     (6,323)      8,560      (4,920)
                                                                     --------   --------    --------   ---------
                                                                       22,274     32,041      50,170      47,804
                                                                     --------   --------    --------   ---------

Interest expense...................................................   (15,017)   (10,753)    (29,710)    (20,572)
Depreciation and amortization......................................   (12,932)   (11,379)    (25,866)    (22,249)
Corporate administrative costs.....................................    (5,062)    (3,460)    (10,607)     (7,720)
Gain (loss) on non-strategic asset sales...........................     1,389       (198)      3,136      27,469
Other, net.........................................................     2,479       (888)      6,706        (752)
                                                                     --------   --------    --------   ---------
  Income before minority interests and income taxes................    38,810     45,321      84,363     104,836

Minority interests.................................................    (1,841)    (1,871)     (3,712)     (3,474)
                                                                     --------   --------    --------   ---------

  Income before income taxes.......................................    36,969     43,450      80,651     101,362
                                                                     --------   --------    --------   ---------

Income tax expense
  Current..........................................................    (1,382)    (3,353)     (6,743)     (9,877)
  Deferred.........................................................   (13,416)   (14,030)    (25,529)    (30,680)
                                                                     --------   --------    --------   ---------
                                                                      (14,798)   (17,383)    (32,272)    (40,557)
                                                                     --------   --------    --------   ---------

  Net income.......................................................  $ 22,171   $ 26,067    $ 48,379   $  60,805
                                                                     ========   ========    ========   =========

  Net income per share
    Basic..........................................................     $0.22      $0.24       $0.47       $0.57
                                                                     ========   ========    ========   =========
    Assuming dilution..............................................     $0.21      $0.24       $0.46       $0.56
                                                                     ========   ========    ========   =========

  Average number of common shares outstanding - basic..............   100,469    106,837     102,649     107,068
                                                                     ========   ========    ========   =========
  Average number of common shares outstanding - diluted............   103,324    108,713     105,522     108,794
                                                                     ========   ========    ========   =========

           See notes to condensed consolidated financial statements

                       CATELLUS DEVELOPMENT CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)


                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                       2001            2000
                                                                                       ----            ----
                                                                                            (Unaudited)
Cash flows from operating activities:
    Net income...............................................................        $  48,379       $  60,805
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization........................................           25,866          22,249
        Deferred income taxes................................................           25,529          30,680
        Amortization of deferred loan fees and other costs...................            2,344           2,887
        Equity in earnings of joint ventures.................................          (13,960)         (9,435)
        Operating distributions from joint ventures..........................           20,265           6,518
        Gain on sale of investment property..................................               --         (20,614)
        Cost of development properties and non-strategic assets sold.........           65,264          90,729
        Capital expenditures for development properties......................          (24,032)        (99,413)
    Other, net...............................................................             (687)          1,634
    Change in deferred credits and other liabilities.........................           89,873         (10,900)
    Change in other operating assets and liabilities.........................           31,136          20,984
                                                                                     ---------       ---------
Net cash provided by operating activities....................................          269,977          96,124
                                                                                     ---------       ---------
Cash flows from investing activities:
    Proceeds from sale of investment property................................               --          34,680
    Property acquisitions....................................................           (5,069)         (9,724)
    Capital expenditures for investment properties...........................         (139,399)        (98,927)
    Tenant improvements......................................................           (1,244)         (3,977)
    Contributions to joint ventures..........................................               --          (5,179)
    Restricted cash..........................................................          (19,004)        (85,711)
                                                                                     ---------       ---------
Net cash used in investing activities........................................         (164,716)       (168,838)
                                                                                     ---------       ---------
Cash flows from financing activities:
    Borrowings...............................................................          297,891         156,442
    Repayment of borrowings..................................................         (183,755)        (81,154)
    Distributions to minority partners.......................................           (4,790)         (2,842)
    Repurchase of common stock...............................................         (108,818)        (18,864)
    Proceeds from issuance of common stock...................................            4,594           5,559
                                                                                     ---------       ---------
Net cash provided by financing activities....................................            5,122          59,141
                                                                                     ---------       ---------
Net increase (decrease) in cash and cash equivalents.........................          110,383         (13,573)
Cash and cash equivalents at beginning of period.............................          336,558          35,410
                                                                                     ---------       ---------
Cash and cash equivalents at end of period...................................        $ 446,941       $  21,837
                                                                                     =========       =========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest (net of amount capitalized).................................        $  27,545       $  16,599
        Income taxes.........................................................        $     673       $  16,693
    Non-cash financing activities:
        Seller-financed acquisitions, net....................................        $   8,363       $   1,702

           See notes to condensed consolidated financial statements

                       CATELLUS DEVELOPMENT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (Unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS

     Catellus Development Corporation, together with its consolidated subsidiaries (the "Company"), is a diversified real estate operating company with a large portfolio of rental properties and developable land that manages and develops real estate for its own account and those of others. Interests of third parties in entities controlled and consolidated by the Company are separately reflected as minority interests in the accompanying balance sheet. The Company's rental properties and development portfolio of industrial, residential, retail, office, and other projects (owned directly or through joint ventures) is located mainly in major markets in California, Illinois, Texas, Colorado, and Oregon.

     These condensed consolidated statements include the assets and liabilities of Catellus Development Corporation and its consolidated subsidiaries, whether wholly or partially owned, and whether directly or indirectly owned, by Catellus Development Corporation, each of which is a separate legal entity. In the absence of specific contractual arrangements, none of the assets of any of the subsidiary entities would be available to satisfy the liabilities of Catellus Development Corporation or any other of these entities.

NOTE 2.  INTERIM FINANCIAL DATA

     The accompanying condensed consolidated financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial information includes all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. Certain prior period financial data have been reclassified to conform to the current period presentation.

NOTE 3.  RESTRICTED CASH AND INVESTMENTS

     Of the total restricted cash and investments of $64.5 million at June 30, 2001 and $45.5 million at December 31, 2000, $56.7 million and $38.1 million, respectively, represent proceeds from property sales being held in separate cash accounts at trust companies in order to preserve the Company's options of reinvesting the proceeds on a tax-deferred basis. In addition, restricted investments of $7.1 million at June 30, 2001 and December 31, 2000, represent certificates of deposits used to guarantee lease performance for certain properties that secure debt and $0.7 million and $0.3 million, respectively, represent prepayments for future leasing commissions.

NOTE 4.  INCOME PER SHARE

     Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock and equivalents outstanding during the period (see table below for effect of dilutive securities).

                                                                          Three Months Ended June 30,
                                                       ---------------------------------------------------------------
                                                                      2001                            2000
                                                        -------------------------------  ------------------------------
                                                                             Per Share                      Per Share
                                                          Income    Shares      Amount    Income    Shares     Amount
                                                        ---------  ---------  --------  ---------- ---------- ---------
                                                                      (In thousands, except per share data)
Net income...........................................     $22,171    100,469     $0.22     $26,067    106,837     $0.24
                                                                              ========                         ========
Effect of dilutive securities: stock options.........          --      2,855                    --      1,876
                                                        ---------  ---------            ---------- ----------
Net income assuming dilution.........................     $22,171    103,324     $0.21     $26,067    108,713     $0.24
                                                        =========  =========  ========  ========== ========== =========


                                                                            Six Months Ended June 30,
                                                       ---------------------------------------------------------------
                                                                      2001                            2000
                                                        -------------------------------  ------------------------------
                                                                             Per Share                      Per Share
                                                          Income    Shares      Amount    Income    Shares     Amount
                                                        ---------  ---------  --------  ---------- ---------- ---------
                                                                      (In thousands, except per share data)
Net income...........................................     $48,379    102,649     $0.47     $60,805    107,068     $0.57
                                                                              ========                        =========
Effect of dilutive securities: stock options.........          --      2,873                    --      1,726
                                                        ---------  ---------            ---------- ----------
Net income assuming dilution.........................     $48,379    105,522     $0.46     $60,805    108,794     $0.56
                                                        =========  =========  ========  ========== ========== =========

NOTE 5.  MORTGAGE AND OTHER DEBT

     Mortgage and other debt at June 30, 2001, and December 31, 2000, are summarized as follows:

                                                                                 June 30,        December 31,
                                                                                   2001              2000
                                                                               -------------   --------------
                                                                                        (In thousands)
Fixed rate mortgage loans...............................................        $  816,104         $  621,182
Floating rate mortgage loans............................................           262,518            309,837
Construction loans......................................................            51,357             88,292
Land acquisition and development loans..................................            44,662             37,062
Assessment district bonds...............................................            34,692             26,116
Capital leases..........................................................            14,934             15,336
Other loans.............................................................            32,795             36,738
                                                                               -------------   --------------
 Total mortgage and other debt..........................................        $1,257,062         $1,134,563
                                                                               =============   ==============
Due within one year.....................................................        $   22,454         $   27,150
                                                                               =============   ==============


     In January and February 2001, the Company closed five variable rate (LIBOR plus 2.0% to LIBOR plus 2.75%) collateralized construction loans with a total capacity of $63.9 million, maturing at various dates from October 2002 through December 2003. In the second quarter of 2001, two of these loans with a capacity of $24.2 million were paid off and the remaining loans had a combined outstanding balance of $24.1 million as of June 30, 2001.

     In April and May 2001, the Company closed six variable rate (LIBOR plus 1.8% to LIBOR plus 2.1%) collateralized construction loans with a total capacity of $187.7 million, maturing at various dates from January 2002 through October 2003. These loans had a combined outstanding balance of $22.5 million at June 30, 2001.

     In April 2001, the Company closed a $200 million mortgage loan which bears interest at 7.25% (7.30% effective rate considering financing costs) and is amortized over 30 years with a maturity of 15 years. Of the loan proceeds, $145.4 million was used to pay off existing variable rate construction debt and related interest at closing. This loan is collateralized by certain of the Company's operating properties and by assignment of rents generated by the underlying properties. Under certain conditions, this loan has a yield maintenance premium if paid prior to maturity.

     In June 2001, the Company issued a $10 million uncollateralized promissory note in connection with the acquisition of a 50% interest in a residential development partnership. The note matures on June 1, 2003 and bears interest at 6% for the first year if paid on or before the first anniversary date and 8% for the second year if paid on or before the second anniversary date.

     Interest costs relating to mortgage and other debt for the three-month and six-month periods ended June 30, 2001 and 2000, are summarized as follows:

                                                                       Three Months Ended                  Six Months Ended
                                                                            June 30,                           June 30,
                                                                    2001                 2000            2001            2000
                                                                 --------             --------       ---------       -----------
                                                                        (In thousands)                    (In thousands)
Total interest incurred..................................         $20,991              $16,514        $ 41,966          $ 32,321
Interest capitalized.....................................          (5,974)              (5,761)        (12,256)          (11,749)
                                                                 --------             --------       ---------       -----------
Interest expensed........................................         $15,017              $10,753        $ 29,710          $ 20,572
                                                                 ========             ========       =========       ===========
Previously capitalized interest included in cost
   of sales..............................................         $   666              $ 3,422        $  2,394          $  5,976
                                                                 ========             ========       =========       ===========


NOTE 6.  PROPERTIES

     Book value by property type at June 30, 2001 and December 31, 2000, consisted of the following:

                                                                                    June 30,                December 31,
                                                                                      2001                      2000
                                                                                 ------------              -------------
                                                                                             (In thousands)
  Rental properties:
     Industrial buildings.....................................................     $  910,094                 $  874,168
     Office buildings.........................................................        221,548                    205,179
     Retail buildings.........................................................         92,287                     94,085
     Land and land leases.....................................................        113,519                     92,803
     Investment in operating joint ventures...................................        (14,205)                   (16,092)
                                                                                 ------------              -------------
                                                                                    1,323,243                  1,250,143
                                                                                 ------------              -------------
  Developable properties:
     Commercial...............................................................        172,894                    177,635
     Residential..............................................................         59,922                     64,479
     Urban development........................................................        334,595                    366,136
     Investment in development joint ventures.................................         62,344                     46,256
                                                                                 ------------              -------------
                                                                                      629,755                    654,506
                                                                                 ------------              -------------
  Work-in-process:
     Commercial...............................................................         55,441                     50,098
     Commercial--capital lease................................................         32,572                     37,415
     Residential..............................................................          1,861                      4,883
     Urban development........................................................         32,349                         --
     Corporate (1)............................................................          3,834                         --
                                                                                 ------------              -------------
                                                                                      126,057                     92,396
                                                                                 ------------              -------------
  Furniture and equipment.....................................................         28,259                     26,599
  Other.......................................................................          3,991                      2,169
                                                                                 ------------              -------------
  Gross book value............................................................      2,111,305                  2,025,813
  Accumulated depreciation....................................................       (339,594)                  (320,275)
                                                                                 ------------              -------------
  Net book value..............................................................     $1,771,711                 $1,705,538
                                                                                 ============              =============


(1) Corporate work-in-process represents capitalization of interest on qualifying assets of the Residential and Urban Development segments which provided for capitalization of more interest than directly incurred by the segments.

NOTE 7.  SEGMENT REPORTING

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting which disaggregates its business by type. The Company has four reportable segments: Commercial, Residential, Urban Development, and Corporate. The Commercial segment leases and manages Company-owned commercial buildings and land, develops real estate for the Company's own account or for third parties, and acquires and sells developable land and commercial buildings. The Residential segment is involved in community development, project management, and, historically, home building activities. The Urban Development segment entitles and develops major mixed-use development sites, which includes development for residential, office, retail, biotechnology, multimedia and entertainment purposes. The Corporate segment consists of administrative and other services.

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

  Financial data by reportable segment are as follows:

                                                                                          Urban
                                                       Commercial      Residential     Development   Corporate     Total
                                                       ----------      -----------     -----------   ---------   ---------
                                                                                    (In thousands)
Three Months Ended June 30, 2001

Rental properties:
Rental revenue.......................................   $ 53,084 (1)     $     -- (2)    $  4,014     $    --     $ 57,098
Property operating costs.............................    (12,455)              -- (2)      (1,633)         --      (14,088)
Equity in earnings of operating joint ventures, net..      2,669               --              --          --        2,669
                                                        --------          -------        --------     -------     --------
                                                          43,298               --           2,381          --       45,679
                                                        --------          -------        --------     -------     --------
Property sales and fee services:
Sales revenue........................................     28,613           12,566          26,787          --       67,966
Cost of sales........................................    (14,508)          (7,510)        (19,806)         --      (41,824)
                                                        --------          -------        --------     -------     --------
  Gain on property sales.............................     14,105            5,056           6,981          --       26,142
Equity in earnings of development joint ventures, net         --              681              --        (349)         332
                                                        --------          -------        --------     -------     --------
  Total gain on property sales.......................     14,105            5,737           6,981        (349)      26,474
Management and development fees......................        986              388              --          --        1,374
Selling, general and administrative expenses.........     (2,922)          (4,412)         (1,141)         --       (8,475)
Other, net...........................................      2,371              301             229          --        2,901
                                                        --------          -------        --------     -------     --------
                                                          14,540            2,014           6,069        (349)      22,274
                                                        --------          -------        --------     -------     --------
Interest expense.....................................    (16,737)              --             (76)      1,796      (15,017)
Corporate administrative costs.......................         --               --              --      (5,062)      (5,062)
Minority interests...................................     (1,604)            (237)             --          --       (1,841)
Other, net...........................................         --               --              --       2,479        2,479
Depreciation recapture...............................       (512)              --              --          --         (512)
                                                        --------          -------        --------     -------     --------
  Pre-tax EBDDT......................................   $ 38,985          $ 1,777        $  8,374     $(1,136)      48,000
                                                        ========          =======        ========     =======
Current taxes........................................                                                               (1,382)
                                                                                                                  --------
EBDDT................................................                                                               46,618
Depreciation and amortization........................                                                              (12,932)
Deferred taxes.......................................                                                              (13,416)
Gain on non-strategic asset sales....................                                                                1,389
Depreciation recapture...............................                                                                  512
                                                                                                                  --------
  Net Income.........................................                                                             $ 22,171
                                                                                                                  ========

(1) Includes $0.5 million ground lease rent from a major tenant. The tenant prepaid approximately $68 million and $36.8 million of the expected ground rent in the first and second quarters, respectively, which is recorded as part of deferred credits and other liabilities in the accompanying condensed consolidated balance sheet. The prepaid rent is being amortized over the lease term of 34 years.

(2) All residential asset management responsibilities have been transferred to the Commercial segment and the corresponding results are now classified under "Commercial."

                                                                                            Urban
                                                         Commercial      Residential     Development   Corporate     Total
                                                         ----------      -----------     -----------   ---------   ---------
                                                                                      (In thousands)
Three Months Ended June 30, 2000

Rental properties:
Rental revenue.........................................   $ 47,182         $    (58)       $ 3,614       $     --   $ 50,738
Property operating costs...............................    (11,886)              (5)        (1,840)            --    (13,731)
Equity in earnings of operating joint ventures, net....      2,951               --             --             --      2,951
                                                          --------         --------        -------       --------   --------
                                                            38,247              (63)         1,774             --     39,958
                                                          --------         --------        -------       --------   --------
Property sales and fee services:
Sales revenue..........................................     59,291           47,687             --             --    106,978
Cost of sales..........................................    (30,161)         (34,083)            --             --    (64,244)
                                                          --------         --------        -------       --------   --------
  Gain on property sales...............................     29,130           13,604             --             --     42,734
Equity in earnings of development joint ventures, net..         (5)           1,720             --             --      1,715
                                                          --------         --------        -------       --------   --------
  Total gain on property sales.........................     29,125           15,324             --             --     44,449
Management and development fees........................      2,771              228            325             --      3,324
Selling, general and administrative expenses...........     (3,806)          (5,045)          (558)            --     (9,409)
Other, net.............................................        909           (7,232)            --             --     (6,323)
                                                          --------         --------        -------       --------   --------
                                                            28,999            3,275           (233)            --     32,041
                                                          --------         --------        -------       --------   --------
Interest expense.......................................    (11,201)              (6)          (498)           952    (10,753)
Corporate administrative costs.........................         --               --             --         (3,460)    (3,460)
Minority interests.....................................     (1,550)            (321)            --             --     (1,871)
Other, net.............................................         --               --             --           (888)      (888)
Depreciation recapture.................................    (10,005)              --             --             --    (10,005)
                                                          --------         --------        -------       --------   --------
  Pre-tax EBDDT........................................   $ 44,490         $  2,885        $ 1,043        $(3,396)    45,022
                                                          ========         ========        =======       ========
Current taxes..........................................                                                               (3,353)
                                                                                                                    --------
EBDDT..................................................                                                               41,669
Depreciation and amortization..........................                                                              (11,379)
Deferred taxes.........................................                                                              (14,030)
Loss on non-strategic asset sales......................                                                                 (198)
Depreciation recapture.................................                                                               10,005
                                                                                                                    --------
  Net Income...........................................                                                             $ 26,067
                                                                                                                    ========

                                                                                           Urban
                                                         Commercial     Residential     Development     Corporate      Total
                                                         ----------    ------------    ------------   -------------  ----------
                                                                                       (In thousands)
Six Months Ended June 30, 2001

Rental properties:
Rental revenue.......................................      $105,772 (1)    $     -- (2)    $  7,137        $     --    $112,909
Property operating costs.............................       (25,172)             -- (2)      (3,036)             --     (28,208)
Equity in earnings of operating joint ventures, net..         5,833              --              --              --       5,833
                                                         ----------    ------------    ------------   -------------  ----------
                                                             86,433              --           4,101              --      90,534
                                                         ----------    ------------    ------------   -------------  ----------
Property sales and fee services:
Sales revenue........................................        62,599          26,576          36,687              --     125,862
Cost of sales........................................       (32,669)        (18,467)        (25,739)             --     (76,875)
                                                         ----------    ------------    ------------   -------------  ----------
  Gain on property sales.............................        29,930           8,109          10,948              --      48,987
Equity in earnings of development joint
  ventures, net......................................            --           8,476              --            (349)      8,127
                                                         ----------    ------------    ------------   -------------  ----------
  Total gain on property sales.......................        29,930          16,585          10,948            (349)     57,114
Management and development fees......................         2,044             439              71              --       2,554
Selling, general and administrative expenses.........        (6,639)         (9,001)         (2,418)             --     (18,058)
Other, net...........................................         4,103             758           3,699 (3)          --       8,560
                                                         ----------    ------------    ------------   -------------  ----------
                                                             29,438           8,781          12,300            (349)     50,170
                                                         ----------    ------------    ------------   -------------  ----------
Interest expense.....................................       (33,598)             --             (56)          3,944     (29,710)
Corporate administrative costs.......................            --              --              --         (10,607)    (10,607)
Minority interests...................................        (3,208)           (504)             --              --      (3,712)
Other, net...........................................            --              --              --           6,706       6,706
Depreciation recapture...............................        (3,252)             --              --              --      (3,252)
                                                         ----------    ------------    ------------   -------------  ----------
  Pre-tax EBDDT......................................      $ 75,813        $  8,277        $ 16,345        $   (306)    100,129
                                                         ==========    ============    ============   =============
Current taxes........................................                                                                    (6,743)
                                                                                                                     ----------
EBDDT................................................                                                                    93,386
Depreciation and amortization........................                                                                   (25,866)
Deferred taxes.......................................                                                                   (25,529)
Gain on non-strategic asset sales....................                                                                     3,136
Depreciation recapture...............................                                                                     3,252
                                                                                                                     ----------
  Net Income.........................................                                                                  $ 48,379
                                                                                                                     ==========


(1) Includes $0.8 million ground lease rent from a major tenant. The tenant prepaid $104.8 million of ground rent in the first six months, which is recorded as part of deferred credits and other liabilities in the accompanying condensed consolidated balance sheet. The prepaid rent is being amortized over the lease term of 34 years.

(2) All residential asset management responsibilities have been transferred to the Commercial segment and the corresponding results are now classified under "Commercial."

(3) Includes $3.4 million of lease termination payment related to a former tenant at the Mission Bay project.

                                                                                              Urban
                                                           Commercial      Residential     Development   Corporate      Total
                                                           ----------      -----------     -----------   ---------    ---------
                                                                                        (In thousands)
Six Months Ended June 30, 2000

Rental properties:
Rental revenue.........................................     $ 93,065         $    187        $ 7,404       $   --     $ 100,656
Property operating costs...............................      (22,893)              (5)        (3,491)          --       (26,389)
Equity in earnings of operating joint ventures, net....        6,589               --             --           --         6,589
                                                            --------         --------        -------       ------     ---------
                                                              76,761              182          3,913           --        80,856
                                                            --------         --------        -------       ------     ---------
Property sales and fee services:
Sales revenue..........................................       90,502           92,497             --           --       182,999
Cost of sales..........................................      (49,713)         (70,669)            --           --      (120,382)
                                                            --------         --------        -------       ------     ---------
  Gain on property sales...............................       40,789           21,828             --           --        62,617
Equity in earnings of development joint ventures, net..           14            2,832             --           --         2,846
                                                            --------         --------        -------       ------     ---------
  Total gain on property sales.........................       40,803           24,660             --           --        65,463
Management and development fees........................        5,507              468            618           --         6,593
Selling, general and administrative expenses...........       (7,711)         (10,574)        (1,047)          --       (19,332)
Other, net.............................................        1,856           (6,733)           (43)          --        (4,920)
                                                            --------         --------        -------       ------     ---------
                                                              40,455            7,821           (472)          --        47,804
                                                            --------         --------        -------       ------     ---------
Interest expense.......................................      (21,778)             (22)          (754)       1,982       (20,572)
Corporate administrative costs.........................           --               --             --       (7,720)       (7,720)
Minority interests.....................................       (3,104)            (370)            --           --        (3,474)
Other, net.............................................           --               --             --         (752)         (752)
Depreciation recapture.................................      (10,197)              --             --           --       (10,197)
                                                            --------         --------        -------       ------     ---------
  Pre-tax EBDDT........................................     $ 82,137         $  7,611        $ 2,687      $(6,490)       85,945
                                                            ========         ========        =======      =======
Current taxes..........................................                                                                  (9,877)
                                                                                                                      ---------
EBDDT..................................................                                                                  76,068
Depreciation and amortization..........................                                                                 (22,249)
Deferred taxes.........................................                                                                 (30,680)
Gain on non-strategic asset sales......................                                                                  27,469
Depreciation recapture.................................                                                                  10,197
                                                                                                                      ---------
  Net Income...........................................                                                               $  60,805
                                                                                                                      =========

NOTE 8.  COMMITMENTS AND CONTINGENCIES

     The Company is a party to a number of legal actions arising in the ordinary course of business. The Company cannot predict with certainty the final outcome of these proceedings. Considering current insurance coverages, indemnifications, and the substantial legal defenses available, however, management believes that none of these actions, when finally resolved, will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. Where appropriate, the Company has established reserves for potential liabilities related to legal actions or threatened legal actions. These reserves are necessarily based on estimates and probabilities of the occurrence of events and therefore are subject to revision from time to time.

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

     At June 30, 2001, management estimates that future costs for remediation of environmental contamination on operating properties and properties previously sold approximate $9.8 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next several years. Management also estimates that similar costs relating to the Company's properties to be developed or sold may range from $25.4 million to $40.4 million. These amounts will be capitalized as components of development costs when incurred, which is anticipated to be over a period of approximately twenty years, or will be deferred and charged to cost of sales when the properties are sold. Environmental costs capitalized during the six months ended June 30, 2001 totaled $0.9 million. The Company's estimates were developed based on reviews, which took place over several years based upon then-prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs.

     In connection with the acquisition in 2000 of a property known to have environmental problems, an indirect subsidiary of the Company has entered into an agreement with the California Department of Toxic Substance Control to perform certain work to investigate and remedy hazardous materials left behind by previous operators of the site. The Company has guaranteed completion of the work with a limited liability of $20 million. The Company has entered into a $15 million fixed price contract for the completion of the work and obtained insurance to cover various cost overruns; this fixed price contract amount is included in our estimated range of $25.4 million to $40.4 million of future costs of remediation above.

     As of June 30, 2001, the Company has outstanding standby letters of credit and surety bonds in the aggregate amount of $195.2 million in favor of local municipalities or financial institutions to guarantee performance on construction of real property improvements or financial obligations. The Company guarantees a portion of the debt and interest of certain of its joint ventures. At June 30, 2001, these guarantees totaled $35.5 million. In addition, the Company has guaranteed debt service of $4.4 million for a residential project. In some cases, other parties have jointly and severally guaranteed these obligations.

     In June 2001, $101 million of Community Facility District ("CFD") bonds were sold to finance public infrastructure improvements at Mission Bay in San Francisco and Pacific Commons in Fremont. Bonds totaling $71 million were issued for Mission Bay, of which $17 million have a floating rate of interest initially set at 2.85% with the remaining $54 million at a fixed rate of 6.02%. The Company has issued a letter of credit totaling $17 million in support of the floating rate bond issued for Mission Bay. At Pacific Commons, $30 million of bonds were issued and have a weighted average fixed interest rate of 6.20%. These bonds have a series of maturities up to thirty years and no amounts were funded to the Company from either issuances at June 30, 2001.

     Upon completion of the infrastructure improvements at Mission Bay for which the $71 million CFD bonds were issued, the improvements will be transferred to the City of San Francisco. Therefore, the reimbursement of the infrastructure costs from the bonds will be reflected as a receivable.

     The Company will retain the infrastructure improvements at Pacific Commons, for which the $30 million CFD bonds were issued, until the land is sold. Therefore, as the construction for improvements proceeds, the corresponding asset will be capitalized and the liability of the CFD bonds will be recorded.

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

     In March 2001, the Company received from its Board of Directors authorization for an additional $50 million for stock repurchases. The Company purchased 3,047,400 shares at a cost of $50 million on the open market.

     In May 2001, the Company's Board of Directors authorized an additional $50 million for the stock repurchase program. Under the newly authorized program, purchases can be made on the open market or in privately negotiated transactions. The Company purchased 500,000 shares at a cost of $8.8 million through June 30, 2001. Subsequent to June 30, 2001, the Company purchased an additional 1,311,600 shares at a cost of $23.6 million.

     In July 2001, the Company's Board of Directors authorized an additional $50 million for the stock repurchase program. Under the newly authorized program, purchases can be made on the open market or in privately negotiated transactions. There were no repurchases under this program as of August 2, 2001.

     The Company's repurchases are reflected as treasury stock at cost and are presented as a reduction to consolidated stockholders' equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and EBDDT, as defined, should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-Q. This discussion and analysis covers each of our four business segments: Commercial, Residential, Urban Development, and Corporate. This analysis of EBDDT by segment is used in internal reporting to management and, we believe, provides an effective means of understanding our business and corporate structure. (For definition of EBDDT, see Note 7 of the accompanying Condensed Consolidated Financial Statements.)


Summary EBDDT and reconciliation to net income for the three and six months ended June 30, 2001 and 2000


                                                     Three Months Ended                       Six Months Ended
                                                          June 30,                                June 30,
                                                     2001          2000       Difference      2001        2000        Difference
                                                  ----------    ----------    ----------   ----------  ----------     ----------
                                                      (In thousands)                           (In thousands)
Pre-tax EBDDT
 Commercial....................................    $ 38,985      $ 44,490       $(5,505)    $ 75,813     $ 82,137      $ (6,324)
 Residential...................................       1,777         2,885        (1,108)       8,277        7,611           666
 Urban Development.............................       8,374         1,043         7,331       16,345        2,687        13,658
 Corporate.....................................      (1,136)       (3,396)        2,260         (306)      (6,490)        6,184
                                                   --------      --------       -------     --------     --------      --------
Total pre-tax EBDDT............................      48,000        45,022         2,978      100,129       85,945        14,184
 Current tax...................................      (1,382)       (3,353)        1,971       (6,743)      (9,877)        3,134
                                                   --------      --------       -------     --------     --------      --------
EBDDT..........................................      46,618        41,669         4,949       93,386       76,068        17,318
 Depreciation and amortization.................     (12,932)      (11,379)       (1,553)     (25,866)     (22,249)       (3,617)
 Deferred taxes................................     (13,416)      (14,030)          614      (25,529)     (30,680)        5,151
 Gain (loss) on non-strategic asset sales......       1,389          (198)        1,587        3,136       27,469       (24,333)
 Depreciation recapture........................         512        10,005        (9,493)       3,252       10,197        (6,945)
                                                   --------      --------       -------     --------     --------      --------
Net income.....................................    $ 22,171      $ 26,067       $(3,896)    $ 48,379     $ 60,805      $(12,426)
                                                   ========      ========       =======     ========     ========      ========

Commercial:

     The Commercial segment acquires and develops suburban commercial business parks for our own account and the account of others. EBDDT consists primarily of rental property operating income for buildings owned and sales gains from properties sold.

                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                         2001       2000     Difference      2001       2000     Difference
                                                      ---------  ---------   ----------    ---------  ---------  ----------
                                                         (In thousands)                       (In thousands)
Rental properties:
Rental revenue.......................................  $ 53,084   $ 47,182     $  5,902     $105,772   $ 93,065    $ 12,707
Property operating costs.............................   (12,455)   (11,886)        (569)     (25,172)   (22,893)     (2,279)
Equity in earnings of operating joint ventures, net..     2,669      2,951         (282)       5,833      6,589        (756)
                                                       --------   --------     --------     --------   --------    --------
                                                         43,298     38,247        5,051       86,433     76,761       9,672
                                                       --------   --------     --------     --------   --------    --------
Property sales and fee services:
Sales revenue........................................    28,613     59,291      (30,678)      62,599     90,502     (27,903)
Cost of property sold/(1)/...........................   (15,020)   (40,166)      25,146      (35,921)   (59,910)     23,989
                                                       --------   --------     --------     --------   --------    --------
  Gain on property sales.............................    13,593     19,125       (5,532)      26,678     30,592      (3,914)
Equity in earnings of development joint ventures, net        --         (5)           5           --         14         (14)
                                                       --------   --------     --------     --------   --------    --------
  Total gain on property sales.......................    13,593     19,120       (5,527)      26,678     30,606      (3,928)
Management and development fees......................       986      2,771       (1,785)       2,044      5,507      (3,463)
Selling, general and administrative expenses.........    (2,922)    (3,806)         884       (6,639)    (7,711)      1,072
Other................................................     2,371        909        1,462        4,103      1,856       2,247
                                                       --------   --------     --------     --------   --------    --------
                                                         14,028     18,994       (4,966)      26,186     30,258      (4,072)
                                                       --------   --------     --------     --------   --------    --------
Interest expense.....................................   (16,737)   (11,201)      (5,536)     (33,598)   (21,778)    (11,820)
Minority interests...................................    (1,604)    (1,550)         (54)      (3,208)    (3,104)       (104)
                                                       --------   --------     --------     --------   --------    --------
     Pre-tax EBDDT...................................  $ 38,985   $ 44,490     $ (5,505)    $ 75,813   $ 82,137    $ (6,324)
                                                       ========   ========     ========     ========   ========    ========

Rental Building Occupancy:                                   June 30,
(In thousands of square feet, except percentages)         2001      2000       Difference
                                                       --------   --------     ----------
Owned................................................    29,736     26,127        3,609
Occupied.............................................    28,033     24,981        3,052
Occupancy percentage.................................      94.3%      95.6%        (1.4%)

------------------
/(1)/ Cost of sales for the three and six months ended June 30, 2001, includes
      $0.5 million and $3.3 million, respectively, and for the three and six months ended June 30, 2000, excludes $10 million and $10.2 million, respectively, of depreciation recapture, which is included in net income but not EBDDT.

Rental Revenue less Property Operating Costs

Rental revenue less property operating costs has increased $5.3 million and $10.4 million for the three and six months ended June 30, 2001, respectively, as compared to the same periods in 2000, mainly because of additions of buildings, an increase in revenue from ground leases, and rental increases on Same Space (properties that were owned and operated for the entire current year and the entire immediately preceding year are referred to as "Same Space"), partially offset by properties sold. From July 2000 to June 2001, we added from our own development projects, a net 3.6 million square feet to our rental portfolio. Rental revenue less operating costs for the three and six months ended June 30, 2001 and 2000 are summarized as follows:

                                                        Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                          2001      2000     Difference    2001      2000    Difference
                                                        --------  --------   ----------  --------  --------  ----------
                                                          (In thousands)                   (In thousands)
  Rental revenue less property operating costs:
  Same Space..........................................   $28,910   $27,878     $ 1,032    $58,100   $55,270     $ 2,830
  Properties added to portfolio.......................     7,259     2,977       4,282     14,078     4,450       9,628
  Properties sold from portfolio......................       310     1,493      (1,183)       795     3,652      (2,857)
  Ground leases.......................................     4,150     2,948       1,202      7,627     6,800         827
                                                         -------   -------     -------    -------   -------     -------
                                                         $40,629   $35,296     $ 5,333    $80,600   $70,172     $10,428
                                                         =======   =======     =======    =======   =======     =======

     Because of the long-term nature of our leases and the historically low growth in rental rates for our product, we do not expect substantial changes in rental income from our Same Space rental portfolio. Rather, we expect growth in overall portfolio income will result primarily from new properties we add to our rental portfolio over time.

  Equity in Earnings of Operating Joint Ventures

     Equity in earnings of operating joint ventures, net, decreased by $0.3 million and $0.8 million for the three and six months ended June 30, 2001 over the same periods in 2000 primarily because of higher interest expense due to a refinancing at a joint venture in 2000. (See Variability in Results section.)

 Sales Revenue

  Our Commercial segment has decreased gain from property sales for the three and six months ended June 30, 2001 compared to the same periods in 2000. Gain on property sales was $13.6 million and $26.7 million for the three and six months ended June 30, 2001, respectively, as compared to $19.1 million and $30.6 million for the three and six months ended June 30, 2000, respectively, summarized as follows:

                                                              Three Months Ended                   Six Months Ended
                                                                   June 30,                            June 30,
                                                               2001        2000     Difference     2001        2000     Difference
                                                             --------    --------   ----------   --------    --------   ----------
                                                               (In thousands)                      (In thousands)
Commercial sales:
Building sales:
  Sales proceeds...........................................  $  1,155    $ 49,216     $(48,061)  $ 19,136    $ 59,193     $(40,057)
  Cost of sales............................................      (371)    (32,859)      32,488    (13,705)    (40,890)      27,185
                                                             --------    --------     --------   --------    --------     --------
    Gain...................................................       784      16,357      (15,573)     5,431      18,303      (12,872)
                                                             --------    --------     --------   --------    --------     --------
Land sales:
  Sales proceeds...........................................    23,829       8,891       14,938     38,335      28,904        9,431
  Cost of sales............................................   (12,290)     (6,415)      (5,875)   (18,889)    (17,255)      (1,634)
                                                             --------    --------     --------   --------    --------     --------
    Gain...................................................    11,539       2,476        9,063     19,446      11,649        7,797
                                                             --------    --------     --------   --------    --------     --------
Other sales:
  Sales proceeds...........................................     3,629       1,184        2,445      5,128       2,405        2,723
  Cost of sales............................................    (2,359)       (892)      (1,467)    (3,327)     (1,765)      (1,562)
                                                             --------    --------     --------   --------    --------     --------
    Gain...................................................     1,270         292          978      1,801         640        1,161
                                                             --------    --------     --------   --------    --------     --------
    Gain on property sales.................................    13,593      19,125       (5,532)    26,678      30,592       (3,914)
Equity in earnings of development joint ventures, net......        --          (5)          (5)        --          14          (14)
                                                             --------    --------     --------   --------    --------     --------
    Total gain on property sales...........................  $ 13,593    $ 19,120     $ (5,527)  $ 26,678    $ 30,606     $ (3,928)
                                                             ========    ========     ========   ========    ========     ========

     The commercial property sales for the three months ended June 30, 2001, include 76.7 acres of improved land capable of supporting 0.8 million square feet of commercial development, as compared to 27.2 acres of improved land capable of supporting 0.5 million square feet of commercial development for the three months ended June 30, 2000. No significant building sales occurred for the three months ended June 30, 2001, as compared to the closing of the sale of 836,000 square feet of industrial building space and associated land in the same period in 2000.

     For the six months ended June 30, 2001, commercial property sales include the closings of 291,000 square feet of industrial building space and the associated land, and 2,038.7 acres of improved land capable of supporting 1.0 million square feet of commercial development. For the same period in 2000, the commercial property sales include the closings of 69.1 acres of improved land capable of supporting 1.4 million square feet of commercial development, and 1.1 million square feet of industrial building space. (See Variability in Results section.)

     "Other sales" in the table above include the sales of land subject to leases that we had acquired during 1998. These sales totaled 373.3 acres and
486.6 acres for the three and six months ended June 30, 2001, respectively, and
458.4 acres and 541.2 acres for the three and six months ended June 30, 2000, respectively.

     Following is a summary of property sales under contract but not closed:

                                                                                       June 30,
                                                                               -----------------------
                                                                                 2001           2000
                                                                               -------        -------
                                                                                   (In thousands)
  Sales under contract, but not closed.................................        $56,100        $55,827
                                                                               =======        =======

Management and Development Fees

     In past years, a major source of management fee income was a contract to manage and sell the non-railroad real estate assets of a major railroad company. As anticipated, most of the railroad's inventory of managed assets has been sold in accordance with the customer's goals. We decided not to pursue renewal of this contract when it expired on December 31, 2000. Consequently, we expect management fees and the related selling, general and administrative expenses to decline in 2001. Management and development fees decreased by $1.8 million and $3.5 million for the three and six months ended June 30, 2001, respectively, from the same periods in 2000.

Selling, General and Administrative Expenses

     The decreases in the three and six months ended June 30, 2001 in selling, general and administrative expenses of $0.9 million and $1.1 million are primarily due to decreases of $2.1 million and $3.2 million during the same periods in non-compensation related administrative and office expenses offset by increases in the three and six months ended June 30, 2001 of $1.2 million and $2.1 million, respectively, in employee related expenses due to higher selling activities, staffing to pursue new development activities and manage additions to the portfolio, and expenses incurred on lost opportunities.

Other

     "Other" increased by $1.5 million and $2.2 million for the three and six months ended June 30, 2001, respectively, as compared to the same periods in 2000, primarily because of interest income from restricted cash generated by tax-deferred exchanges.

Interest

     Interest expense increased $5.5 million and $11.8 million for the three and six months ended June 30, 2001, respectively, as compared to the same periods in 2000, primarily because of new mortgages placed on completed buildings added to our portfolio. The increases in capitalized interest in the six months ended June 30, 2001 are due to higher levels of development activity. (See Note 6 of the accompanying Condensed Consolidated Financial Statements.)

     Following is a summary of interest incurred:

                                                         Three Months Ended                   Six Months Ended
                                                               June 30,                            June 30,
                                                          2001        2000    Difference      2001       2000    Difference
                                                        -------     -------   ----------    -------    -------   ----------
                                                           (In thousands)                      (In thousands)
  Total interest incurred............................   $20,034     $14,117      $ 5,917    $40,440    $27,708      $12,732
  Interest capitalized...............................    (3,297)     (2,916)        (381)    (6,842)    (5,930)        (912)
                                                        -------     -------      -------    -------    -------      -------
  Interest expensed..................................   $16,737     $11,201      $ 5,536    $33,598    $21,778      $11,820
                                                        =======     =======      =======    =======    =======      =======

  Previously capitalized interest included in cost
  of sales...........................................   $   303     $ 1,740      $(1,437)   $ 1,421    $ 2,211      $  (790)
                                                        =======     =======      =======    =======    =======      =======

     We expect interest expense to increase in 2001 as a result of new debt associated with and collateralized by the newly completed and retained buildings.

Residential:

The Residential segment acquires and develops land primarily for single-family residential property via direct investment or through joint ventures. Through the third quarter of 2000, the residential segment activities also included home building; however, these assets were sold as discussed below.

                                                        Three Months Ended                 Six Months Ended
                                                             June 30,                           June 30,
                                                          2001      2000     Difference      2001      2000     Difference
                                                        -------   --------   ----------   --------   --------   ----------
                                                           (In thousands)                    (In thousands)
Rental properties income (loss).......................  $    --   $    (63)    $     63   $     --   $    182     $   (182)
                                                        -------   --------     --------   --------   --------     --------

Property sales and fee services:
Sales revenue.........................................   12,566     47,687      (35,121)    26,576     92,497      (65,921)
Cost of property sold.................................   (7,510)   (34,083)      26,573    (18,467)   (70,669)      52,202
                                                        -------   --------     --------   --------   --------     --------
  Gain on property sales..............................    5,056     13,604       (8,548)     8,109     21,828      (13,719)
Equity in earnings of development joint ventures, net.      681      1,720       (1,039)     8,476      2,832        5,644
                                                        -------   --------     --------   --------   --------     --------
  Total gain on property sales........................    5,737     15,324       (9,587)    16,585     24,660       (8,075)
Management and development fees.......................      388        228          160        439        468          (29)
Selling, general and administrative expenses..........   (4,412)    (5,045)         633     (9,001)   (10,574)       1,573
Other.................................................      301     (7,232)       7,533        758     (6,733)       7,491
                                                        -------   --------     --------   --------   --------     --------
                                                          2,014      3,275       (1,261)     8,781      7,821          960
                                                        -------   --------     --------   --------   --------     --------
Interest expense......................................       --         (6)           6         --        (22)          22
Minority interests....................................     (237)      (321)          84       (504)      (370)        (134)
                                                        -------   --------     --------   --------   --------     --------
    Pre-tax EBDDT.....................................  $ 1,777   $  2,885     $ (1,108)  $  8,277   $  7,611     $    666
                                                        =======   ========     ========   ========   ========     ========

 Sales Revenue

     Gain from residential property sales for the three and six months ended June 30, 2001, as compared to the same periods in 2000 decreased primarily because of the sale of our home-building assets in 2000. Gain on residential property sales for the three months ended June 30, 2001, resulted from the closings of 117 lots and 7 homes, compared to the closings of 20 lots and 128 homes for the three months ended June 30, 2000. Gain on residential property sales for the six months ended June 30, 2001 of $8.1 million is primarily from the closings of 227 lots and 55 homes, compared to the closings of 38 lots and 279 homes during the same period in 2000.

     In July 2000, we sold a majority of our home-building assets to a newly formed limited liability company managed by Brookfield Homes of California, Inc. for $139 million in cash and a retained interest in the new company ("BHC, LLC") at an agreed-upon value of $22.5 million. In addition, we are entitled to a preferred return on the retained interest and 35% of additional profits from BHC, LLC operations. The deferred gain related to the retained interest as well as our 35% share of profits from BHC, LLC's operations are recorded as part of "Equity in earnings of development joint ventures, net" as homes/lots are sold. Of the $22.5 million retained interest, we recognized $8.3 million in 2000 and another $6.2 million during the first six months of 2001. (See Variability in Results section.)

Equity in Earnings of Development Joint Ventures, Net:

                                                    Three Months Ended                     Six Months Ended
                                                         June 30,                              June 30,
                                                    2001         2000     Difference       2001       2000      Difference
                                                  --------     -------    ----------     --------   --------    ----------
                                                      (In thousands)                        (In thousands)
Sales proceeds-unconsolidated JVs...............   43,134       20,936       22,198       96,403      48,977       47,426
 Cost of sales..................................  (40,827)     (15,906)     (24,921)     (90,367)    (36,667)     (53,700)
                                                  -------      -------      -------      -------     -------      -------
  Gain..........................................    2,307        5,030       (2,723)       6,036      12,310       (6,274)
Joint Venture partners interest.................   (1,626)      (3,310)       1,684        2,440      (9,478)      11,918
                                                  -------      -------      -------      -------     -------      -------
 Equity in earnings of development joint
  ventures, net.................................      681        1,720       (1,039)       8,476       2,832        5,644
                                                  =======      =======      =======      =======     =======      =======

     Equity in earnings of development joint ventures, net, decreased $1.0 million for the three months ended June 30, 2001 but increased $5.6 million for the first six months of 2001 as compared to the same periods in 2000. The decrease for the three months ended June 30, 2001 was primarily due to decreased sales margins at our Serrano project and decreased sales volume at our Talega project. The increase for the six months of 2001 was primarily attributable to the income of $6.2 million form BHC, LLC during the first quarter this year. No income was accrued from BHC, LLC for the three months ended June 30, 2001. (See Variability in Results section.)

 Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased $0.6 million and $1.6 million for the three and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. The decrease in 2001 is primarily attributable to the sale of the home-building assets to BHC, LLC during 2000. We expect selling, general and administrative expenses to decrease in 2001 compared to 2000 as a result of the sale of home-building assets.

Other

    "Other" increased for the three and six months ended June 30, 2001, as compared to the same periods in 2000, due to a $7.0 million reserve provided for certain losses related to cost overruns on a fixed price contract for a development project in 2000.

Interest

     Following is a summary of interest incurred:

                                                    Three Months Ended                     Six Months Ended
                                                         June 30,                              June 30,
                                                    2001         2000     Difference       2001       2000      Difference
                                                  --------     -------    ----------     --------   --------    ----------
                                                      (In thousands)                        (In thousands)
  Total interest incurred......................     $ 119      $ 2,851      $(2,732)       $ 366     $ 5,726      $(5,360)
  Interest capitalized.........................      (119)      (2,845)       2,726         (366)     (5,704)       5,338
                                                    -----      -------      -------        -----     -------      -------
  Interest expensed............................     $  --      $     6      $    (6)       $  --     $    22      $   (22)
                                                    =====      =======      =======        =====     =======      =======

  Previously capitalized interest included
    in cost of sales...........................     $ 363      $ 1,681      $(1,318)       $ 973     $ 3,765      $(2,792)
                                                    =====      =======      =======        =====     =======      =======

     Interest incurred and capitalized decreased for three and six months ended June 30, 2001 is primarily because of the sale of the home-building assets in July 2000.

Urban Development:

     The Urban Development segment entitles and develops urban mixed-use sites in San Francisco, Los Angeles, and San Diego. The principal active project of the segment is Mission Bay in San Francisco.

                                                    Three Months Ended                     Six Months Ended
                                                         June 30,                              June 30,
                                                    2001         2000     Difference       2001       2000      Difference
                                                  --------     -------    ----------     --------   --------    ----------
                                                      (In thousands)                        (In thousands)
 Rental properties:
 Rental revenue.................................  $  4,014     $ 3,614     $    400      $  7,137   $ 7,404      $   (267)
 Property operating costs.......................    (1,633)     (1,840)         207        (3,036)   (3,491)          455
                                                  --------     -------     --------      --------   -------      --------
                                                     2,381       1,774          607         4,101     3,913           188
                                                  --------     -------     --------      --------   -------      --------
 Property sales and fee services:
 Sales revenue..................................    26,787          --       26,787        36,687        --        36,687
 Cost of sales..................................   (19,806)         --      (19,806)      (25,739)       --       (25,739)
                                                  --------     -------     --------      --------   -------      --------
  Total gain on property sales..................     6,981          --        6,981        10,948        --        10,948
 Management and development fees................        --         325         (325)           71       618          (547)
 Selling, general and administrative expenses...    (1,141)       (558)        (583)       (2,418)   (1,047)       (1,371)
 Other..........................................       229          --          229         3,699       (43)        3,742
                                                  --------     -------     --------      --------   -------      --------
                                                     6,069        (233)       6,302        12,300      (472)       12,772
                                                  --------     -------     --------      --------   -------      --------
 Interest expense...............................       (76)       (498)         422           (56)     (754)          698
                                                  --------     -------     --------      --------   -------      --------
  Pre-tax EBDDT.................................  $  8,374     $ 1,043     $  7,331      $ 16,345   $ 2,687      $ 13,658
                                                  ========     =======     ========      ========   =======      ========

  Rental Building Occupancy:                                    June 30,
  (In thousands of square feet, except percentages)          2001       2000     Difference
                                                           --------   -------    ----------
  Owned..............................................          811     1,003         (192)
  Occupied...........................................          728       953         (225)
  Occupancy percentage...............................        89.8%     95.0%        (5.5%)

 Rental Revenue less Property Operating Costs

     The increase in rental revenue less property operating costs for the three and six months ended June 30, 2001, as compared to the same periods in 2000, was primarily due to the commencement of rent in December 2000 from two ground leases and lower repairs and maintenance expenses. Income provided from interim rental uses in this segment will decrease as development occurs on these sites. We will continue to generate future income in the Urban Development segment from development activities, rental income, and sales gains.

     Following is a summary of property sales under contract but not closed:

                                                                                   June 30,
                                                                             2001            2000
                                                                           -------       ------------
                                                                                 (In thousands)

  Sales under contract, but not closed.................................     $13,000        $      --
                                                                            =======        =========

 Property Sales

     The gain resulted from land sales of approximately 2.4 acres and 3.7 acres of land at Mission Bay for the three and six months ended June 30, 2001, respectively. (See Variability section).

 Management and Development Fees

     Management and development fees decreased $0.3 million and $0.5 million for the three and six months ended June 30, 2001, respectively, as compared to the same periods of 2000, primarily because development management activities related to the Dodger Stadium renovation were completed in 2000.

  Selling, General and Administrative Expenses

     The increase of $0.6 million and $1.4 million for the three and six months ended June 30, 2001, respectively, as compared to the same periods in 2000, is primarily attributable to changes in overall staffing to accommodate increased activity associated with all of the projects of the Urban Development segment.

  Other

     The increase in "other" of $3.7 million for the six months ended June 30, 2001 was primarily because of a lease termination payment related to a former tenant at the Mission Bay project.

  Interest

     Following is a summary of interest incurred:

                                                    Three Months Ended                     Six Months Ended
                                                         June 30,                              June 30,
                                                    2001         2000     Difference       2001       2000      Difference
                                                  --------     -------    ----------     --------   --------    ----------
                                                      (In thousands)                        (In thousands)
  Total interest incurred......................     $ 668        $ 498       $ 170         $ 920      $ 870        $  50
  Interest capitalized.........................      (592)          --        (592)         (864)      (116)        (748)
                                                    -----        -----       -----         -----      -----        -----
  Interest expensed............................     $  76        $ 498       $(422)        $  56      $ 754        $(698)
                                                    =====        =====       =====         =====      =====        =====

     The decrease in interest expense is attributable to the increased capitalization of interest as the result of higher development activities at our Mission Bay project in San Francisco.

Corporate:

     Corporate consists of administrative costs and interest contra-expense for interest capitalized on a consolidated basis but not attributed to an operating segment.

                                                    Three Months Ended                     Six Months Ended
                                                         June 30,                              June 30,
                                                    2001         2000     Difference       2001       2000      Difference
                                                  --------     -------    ----------     --------   --------    ----------
                                                      (In thousands)                        (In thousands)
  Interest (contra-expense)...................    $ 1,796      $   952      $   844      $  3,944    $ 1,982      $ 1,962
  Corporate administrative costs..............     (5,062)      (3,460)      (1,602)      (10,607)    (7,720)      (2,887)
  Other.......................................      2,130         (888)       3,018         6,357       (752)       7,109
                                                  -------      -------      -------      --------    -------      -------
     Pre-tax EBDDT............................    $(1,136)     $(3,396)     $ 2,260      $   (306)   $(6,490)     $ 6,184
                                                  =======      =======      =======      ========    =======      =======

 Interest (contra-expense)

     Corporate interest consists primarily of interest contra-expense because the Residential and Urban Development segments had qualifying assets under development that provided for the capitalization of more interest than was directly incurred by these segments. As a result, the Corporate segment capitalized interest during the period, and, as the qualifying assets are sold, the corresponding capitalized interest is reflected as cost of sales in the Corporate segment. As of June 30, 2001, $349,000 of cost of sales is included in "other". We expect the interest contra-expense to continue to increase in 2001 because of the increase in business activities at our Mission Bay project in San Francisco.

 Corporate Administrative Costs

     Corporate administrative costs consist primarily of general and administrative expenses. General and administrative expenses increased by $1.6 million and $2.9 million for the three and six months ended June 30, 2001, respectively, as compared to the same periods in 2000, primarily because of the increase in our overall activities.

 Other

     The increase in "other" income for the three and six months ended June 30, 2001 is primarily attributable to higher interest income generated from a higher balance of short-term investments.

Items Not Included in EBDDT by Segment

See comparative presentation of reconciliation from EBDDT to net income at Note 7 of the accompanying Condensed Consolidated Financial Statements.

Depreciation and Amortization Expense

     The increases in depreciation and amortization expense of $1.6 million and $3.6 million for the three and six months ended June 30, 2001, respectively, as compared to the same periods in 2000, are primarily attributable to the new buildings added to the portfolio between July 2000 and June 2001.

Gain on Non-Strategic Asset Sales

     Gain on sales of non-strategic assets increased $1.6 million for the three months ended June 30, 2001 as compared to the same period in 2000. Gain on sales of non-strategic asset sales decreased $24.3 million for the six months ended June 30, 2001 as compared to the same period in 2000. The decrease in 2001 is primarily because of a sale of desert land to the federal government in 2000.

Depreciation Recapture

     We exclude the portion of gain on property sales attributable to depreciation recapture from EBDDT (see Note 7 of the accompanying Condensed Consolidated Financial Statements.) The decrease of $9.5 million and $6.9 million in depreciation recapture for the three and six months ended June 30, 2001, respectively, over the same periods in 2000 is because of higher sales volume of older properties in 2000 as compared to 2001.

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

Liquidity and Capital Resources

  Cash flows from operating activities

     Cash provided by operating activities reflected in the statement of cash flows for the six months ended June 30, 2001 and 2000, was $270.0 million and $96.1 million, respectively. The increase in 2001 consists primarily of a $100.8 million increase in deferred credits and other liabilities, a $75.4 million decrease in capital expenditures for development properties, and a $13.7 million increase in operating distributions from joint ventures. The change of $100.8 million in deferred credits and other liabilities is primarily because of a $104 million prepayment of rent associated with a 34-year ground lease at our Pacific Commons project. The $75.4 million decrease in capital expenditures is mostly because of the sale of our home-building assets in 2000. The increase in operating distributions is primarily because of a joint venture investment associated with the sale of our home-building assets in 2000.

Cash flows from investing activities

     Net cash used in investing activities reflected in the statement of cash flows for the six months ended June 30, 2001 and 2000, was $164.7 million and $168.8 million, respectively. The decrease in 2001 consists primarily of a $66.7 million net decrease in restricted cash, a $4.7 million decrease in property acquisitions, a $5.2 million decrease in contributions to joint ventures, and a $2.7 million decrease in tenant improvements. These were offset by a $40.5 million increase in capital expenditures for investment properties and a $34.7 million decrease in proceeds from sale of investment property.

     Capital expenditures reflected in the statement of cash flows include the following:

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                                 2001           2000
                                                                               --------       --------
                                                                                    (In thousands)
  Capital Expenditures from Operating Activities/(1)/
  Capital expenditures for residential and commercial development
    properties..........................................................       $ 23,666       $ 71,544
  Residential property acquisitions.....................................             --         21,579
  Capitalized interest and property tax.................................            366          6,290
                                                                               --------       --------
  Capital expenditures for operating activities.........................         24,032         99,413
  Seller-financed acquisitions..........................................         10,000             --
                                                                               --------       --------
                Total Capital expenditures for operating activities.....         34,032         99,413

  Capital Expenditures from Investing Activities/(2)/
  Construction and building improvements................................         73,454         64,458
  Predevelopment........................................................         24,346          3,449
  Infrastructure and other..............................................         28,207         23,341
  Capitalized interest and property tax.................................         13,392          7,679
                                                                               --------       --------
  Capital expenditures for investment properties........................        139,399         98,927
  Commercial property acquisitions......................................          5,069          9,724
  Tenant improvements...................................................          1,244          3,977
                                                                               --------       --------
  Capital expenditures for investment activities........................        145,712        112,628
  Seller-financed acquisitions..........................................             --          1,702
                                                                               --------       --------
     Total capital expenditures in investing activities.................        145,712        114,330
                                                                               --------       --------
     Total capital expenditures.........................................       $179,744       $213,743
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

     Residential property acquisitions--For the six months ended June 30, 2000, we invested approximately $21.6 million in the acquisition of properties either directly or through joint ventures.

Capitalized interest and property taxes--This item represents interest and property taxes capitalized as part of our development projects. The increase is primarily attributable to additional capitalized interest from the qualifying assets of the Residential and Urban segments. (See additional discussion under Corporate section.)

     Construction and building improvements--This item relates primarily to development of new commercial properties held for lease and improvements to existing buildings. This development activity is summarized below:

                                                            Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                             2001         2000         2001         2000
                                                           --------     --------     --------     --------
                                                             (In square feet)          (In square feet)
  Under construction, beginning of period                  2,997,000    4,371,000    3,474,000    4,641,000
  Construction starts                                        100,000    1,970,000      374,000    2,658,000
  Completed--retained in portfolio                          (514,000)  (1,379,000)  (1,112,000)  (2,337,000)
  Completed--design/build or sold                                 --           --     (153,000)          --
                                                           ---------   ----------   ----------   ----------
  Under construction, end of period                        2,583,000    4,962,000    2,583,000    4,962,000
                                                           =========   ==========   ==========   ==========

     Predevelopment--This item relates to amounts incurred for our urban development projects and commercial development projects, primarily the Mission Bay project in San Francisco, California, and the Pacific Commons project in Fremont, California because of the increased development activities.

     Infrastructure and other--This item represents primarily infrastructure costs incurred in connection with our urban development and commercial development projects. Infrastructure costs relate primarily to the projects at Woodridge, Illinois; Denver, Colorado; Ontario, California; Fremont, California; and Mission Bay, San Francisco, California.

  Cash flows from financing activities

     Net cash provided by financing activities reflected in the statement of cash flows for the six months ended June 30, 2001 and 2000, was $5.1 million and $59.1 million, respectively. The decrease in 2001 is primarily attributable to $108.8 million expended for the purchase of 6,436,300 shares of our stock under the share repurchase programs as compared to $18.9 million expended for the purchase of 1,410,700 shares during the same period in 2000. Also contributing to the decrease in 2001 were both a $1.9 million increase in distributions to minority partners and a $1.0 million decrease in proceeds from issuance of common stock. The overall decrease in cash provided by financing activities is offset by an increase of $38.8 million in net borrowings.

  Capital commitments

     As of June 30, 2001, we had outstanding standby letters of credit and surety bonds in the amount of $195.2 million in favor of local municipalities or financial institutions to guarantee performance on real property improvements or financial obligations.

     As of June 30, 2001, we had approximately $153.5 million in total commitments for capital expenditures to vendors. These commitments are primarily contracts to construct industrial development projects, predevelopment costs, and re-leasing costs.

   Cash balances, available borrowings and capital resources

     As of June 30, 2001, we had total cash of $511.4 million, of which $64.5 million is restricted cash. In addition to the $511.4 million cash, we had $179.7 million in borrowing capacity under our commercial construction facilities and $3.1 million in additional borrowing capacity under our term loans, both available upon satisfaction of certain conditions.

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

     Stock Repurchase Program--Between October 1999 and May 2001, our Board of Directors authorized four separate stock repurchase programs; each has a limit of $50 million. Share purchases under these programs were made on the open market. Through June 30, 2001, under these programs, we have repurchased a total of 8,433,600 shares at a total cost of $137.5 million. Subsequent to June 30, 2001, we purchased an additional 1,311,600 shares at a cost of $23.6 million. (See Note 9 of the accompanying Condensed Consolidated Financial Statements for details.)

     Debt covenants--Certain loan agreements contain restrictive financial covenants, the most restrictive of which require our fixed charge coverage ratio to be at least 1.60:1, require stockholders' equity to be no less than $610.8 million (as adjusted for stock repurchases), and require that we maintain certain other specified financial ratios. We were in compliance with all such covenants as of June 30, 2001.

     Bonds--In June 2001, $101 million of Community Facility District bonds were sold to finance public infrastructure improvements at Mission Bay in San Francisco and Pacific Commons in Fremont. Bonds totaling $71 million were issued for Mission Bay, of which $17 million have a floating rate of interest initially set at 2.85% with the remaining $54 million at a fixed rate of 6.02%. At Pacific Commons, $30 million of bonds were issued and have a weighted average fixed interest rate of 6.2%. These bonds have a series of maturities up to thirty years. No amounts were funded from either issuances as of June 30, 2001. (See Note 8 of the accompanying Condensed Consolidated Financial
Statement for details.)

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

     In recent years, certain of our subsidiaries have acquired properties with known significant environmental issues for cleanup and redevelopment, and we expect that we may continue to form subsidiaries to acquire such properties (or that existing subsidiaries will acquire such properties) when the potential benefits of redevelopment warrant. When our subsidiaries acquire such properties, they undertake extensive due diligence to determine the nature of environmental problems and the likely cost of remediation, and they mitigate the risk with undertakings from third parties, including the sellers and their affiliates, remediation contractors, third party sureties, and/or insurers. The costs associated with such environmental costs are included in the estimates for properties to be developed. (See Note 8 of the accompanying Condensed Consolidated Financial Statements for further discussions.)

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

     Our primary market risk exposure is interest rate risk. The majority of our financial instruments are not considered market risk sensitive instruments, as they are not subject to foreign exchange rate risk or commodity price risk. As of June 30, 2001, we did not have any outstanding interest-protection contracts. We intend to continually and actively monitor and manage interest costs on our variable rate debt and may enter into interest rate-protection contracts based on market fluctuations.

     As of June 30, 2001, approximately 71.2% of our debt bore interest at fixed rates with a weighted average maturity of approximately 8.8 years and a weighted average coupon rate of approximately 6.65%, which is below market. Therefore, unless there was a drastic decrease in interest rates, the fair value of our fixed-rate debt would not be adversely affected. The remainder of our debt bears interest at variable rates with a weighted average maturity of approximately 2.8 years and a weighted average coupon rate of approximately 6.41% at June 30, 2001. To the extent that we incur additional variable rate indebtedness, our exposure to increases in interest rates would increase. If coupon interest rates increased 100 basis points, the annual effect on our financial position and cash flow would be approximately $3.6 million, based on the outstanding balance of our debt at June 30, 2001. We believe, however, that in no event would increases in interest expense as a result of inflation have negative effect on our financial position, results of operations, or cash flow since our current cash and cash equivalents balance of $446.9 million is greater than our total variable rate indebtedness.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     None. See Note 8, "Commitments and Contingencies," for further information.


Item 2.  Changes in Securities and Use of Proceeds

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on May 1, 2001, stockholders voted as follows with respect to the election of directors:

     Nominees                     Votes For          Votes Withheld
     Joseph F. Alibrandi          97,446,645            436,491
     Stephen F. Bollenbach        78,022,604         19,860,532
     Daryl J. Carter              97,566,899            316,237
     Richard D. Farman            97,560,709            322,427
     Christine Garvey             96,924,060            959,076
     William M. Kahane            97,566,394            316,742
     Leslie D. Michelson          86,877,041         11,006,095
     Deanna W. Oppenheimer        97,538,725            344,411
     Nelson C. Rising             97,565,364            317,722
     Thomas M. Steinberg          97,562,382            320,754
     Cora M. Tellez               97,544,383            338,753

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



                         CATELLUS DEVELOPMENT CORPORATION



Date:      August 8, 2001                  By: /s/ C. William Hosler
       --------------------------------        --------------------------------
                                               C. William Hosler
                                               Senior Vice President
                                               Chief Financial Officer
                                               Principal Financial Officer



Date:      August 8, 2001                 By:  /s/ Paul A. Lockie
       --------------------------------        --------------------------------
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