Form 10-Q
period 2001-09-30
CATELLUS DEVELOPMENT CORP
filed 2001-11-09
CIK 865937

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ______________

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended September 30, 2001   Commission file number 0-18694


                              CATELLUS DEVELOPMENT
                                   CORPORATION
             (Exact name of Registrant as specified in its charter)


                   Delaware                              94-2953477
       (State or other jurisdiction of                (I.R.S. Employer
        Incorporation or organization)               Identification No).



                               201 Mission Street
                         San Francisco, California 94105
              (Address of principal executive offices and zip code)



               Registrant's telephone number, including area code:
                                 (415) 974-4500

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of November 6, 2001, there were 96,873,253 issued and outstanding shares of the Registrant's Common Stock.

================================================================================

                        CATELLUS DEVELOPMENT CORPORATION

                                      INDEX

                                                                                                     Page No.
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements (Unaudited)
                  Condensed Consolidated Balance Sheet as of
                      September 30, 2001 and December 31, 2000 ...................................         2
                  Condensed Consolidated Statement of Operations for the three months and
                      nine months ended September 30, 2001 and 2000 ..............................         3
                  Condensed Consolidated Statement of Cash Flows for the nine months ended
                      September 30, 2001 and 2000 ................................................         4
                  Notes to Condensed Consolidated Financial Statements ...........................         5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ............................................        16


         Item 3.  Quantitative and Qualitative Disclosures about Market Risk .....................        32


PART II. OTHER INFORMATION .......................................................................        33

SIGNATURES .......................................................................................        34

EXHIBIT INDEX ....................................................................................        35

                                     PART I

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)


                        CATELLUS DEVELOPMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                                                    September 30,       December 31,
                                                                                                        2001                2000
                                                                                                    ------------        ------------
Assets

Properties ...................................................................................       $ 2,196,142        $ 2,025,813
Less accumulated depreciation ................................................................          (342,677)          (320,275)
                                                                                                     -----------        -----------
                                                                                                       1,853,465          1,705,538
Other assets and deferred charges, net .......................................................           107,878            121,033
Notes receivable, less allowance .............................................................            31,988             36,119
Accounts receivable, less allowance ..........................................................            30,430             30,816
Restricted cash and investments ..............................................................            28,558             45,478
Cash and cash equivalents ....................................................................           469,274            336,558
                                                                                                     -----------        -----------
               Total .........................................................................       $ 2,521,593        $ 2,275,542
                                                                                                     ===========        ===========

Liabilities and stockholders' equity

Mortgage and other debt ......................................................................       $ 1,301,316        $ 1,134,563
Accounts payable and accrued expenses ........................................................           106,968             96,274
Deferred credits and other liabilities .......................................................           146,912             58,722
Deferred income taxes ........................................................................           282,718            247,975
                                                                                                     -----------        -----------
          Total liabilities ..................................................................         1,837,914          1,537,534
                                                                                                     -----------        -----------

Commitments and contingencies (Notes 8 and 9)

Minority interests ...........................................................................            55,114             54,763
                                                                                                     -----------        -----------

Stockholders' equity
     Common stock, 109,547 and 108,088 shares issued and 98,694 and 106,091
        shares outstanding at September 30, 2001 and December 31, 2000, respectively .........             1,096              1,081
     Paid-in capital .........................................................................           513,620            493,420
     Treasury stock, at cost (10,853 and 1,997 shares at September 30, 2001 and
        December 31, 2000, respectively) .....................................................          (180,580)           (28,660)
     Accumulated earnings ....................................................................           294,429            217,404
                                                                                                     -----------        -----------
          Total stockholders' equity .........................................................           628,565            683,245
                                                                                                     -----------        -----------
               Total .........................................................................       $ 2,521,593        $ 2,275,542
                                                                                                     ===========        ===========

            See notes to condensed consolidated financial statements

                        CATELLUS DEVELOPMENT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)

                                                                             Three Months Ended              Nine Months Ended
                                                                                September 30,                  September 30,
                                                                             2001           2000            2001            2000
                                                                          ---------       ---------       ---------       ---------
Rental properties
     Rental revenue ................................................      $  59,116       $  52,523       $ 172,025       $ 153,179
     Property operating costs ......................................        (17,390)        (14,251)        (45,598)        (40,640)
     Equity in earnings of operating joint ventures, net ...........          1,184           1,324           7,017           7,913
                                                                          ---------       ---------       ---------       ---------
                                                                             42,910          39,596         133,444         120,452
                                                                          ---------       ---------       ---------       ---------
Property sales and fee services
     Sales revenue .................................................         64,324         213,190         190,186         396,189
     Cost of sales .................................................        (36,609)       (172,512)       (113,484)       (292,894)
                                                                          ---------       ---------       ---------       ---------
         Gain on property sales ....................................         27,715          40,678          76,702         103,295
     Equity in earnings of development joint ventures, net .........         13,489           9,238          21,616          12,084
                                                                          ---------       ---------       ---------       ---------
             Total gain on property sales ..........................         41,204          49,916          98,318         115,379
     Management and development fees ...............................          1,266           2,749           3,820           9,342
     Selling, general and administrative expenses ..................         (6,373)        (14,249)        (21,953)        (33,581)
     Other, net ....................................................           (127)         (3,043)          5,955          (7,963)
                                                                          ---------       ---------       ---------       ---------
                                                                             35,970          35,373          86,140          83,177
                                                                          ---------       ---------       ---------       ---------

Interest expense ...................................................        (13,895)        (12,957)        (43,605)        (33,529)
Depreciation and amortization ......................................        (12,877)        (11,661)        (38,743)        (33,910)
Corporate administrative costs .....................................         (4,685)         (3,656)        (15,292)        (11,376)
Gain on non-strategic asset sales ..................................            765          18,662           3,901          46,131
Other, net .........................................................          1,152            (743)          7,858          (1,495)
                                                                          ---------       ---------       ---------       ---------
     Income before minority interests and income taxes .............         49,340          64,614         133,703         169,450

Minority interests .................................................         (1,604)         (5,294)         (5,316)         (8,768)
                                                                          ---------       ---------       ---------       ---------
     Income before income taxes ....................................         47,736          59,320         128,387         160,682
                                                                          ---------       ---------       ---------       ---------
Income tax expense
     Current .......................................................         (5,343)         (2,378)        (12,086)        (12,255)
     Deferred ......................................................        (13,747)        (21,338)        (39,276)        (52,018)
                                                                          ---------       ---------       ---------       ---------
                                                                            (19,090)        (23,716)        (51,362)        (64,273)
                                                                          ---------       ---------       ---------       ---------
     Net income ....................................................      $  28,646       $  35,604       $  77,025       $  96,409
                                                                          =========       =========       =========       =========

     Net income per share
         Basic .....................................................      $    0.29       $    0.34       $    0.76       $    0.90
                                                                          =========       =========       =========       =========
         Assuming dilution .........................................      $    0.28       $    0.33       $    0.74       $    0.89
                                                                          =========       =========       =========       =========

     Average number of common shares outstanding - basic ...........         99,290         106,039         101,518         106,723
                                                                          =========       =========       =========       =========
     Average number of common shares outstanding - diluted .........        102,178         109,398         104,389         108,884
                                                                          =========       =========       =========       =========

            See notes to condensed consolidated financial statements

                        CATELLUS DEVELOPMENT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                  2001            2000
                                                                               ----------      ---------
Cash flows from operating activities:
   Net income .............................................................    $  77,025       $ 96,409
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ......................................       38,743         33,910
       Deferred income taxes ..............................................       39,276         52,018
       Amortization of deferred loan fees and other costs .................        3,779          4,822
       Equity in earnings of joint ventures ...............................      (28,633)       (19,997)
       Operating distributions from joint ventures ........................       29,781          8,167
       Gain on sale of investment property ................................      (25,433)       (20,614)
       Cost of development properties and non-strategic assets sold........       87,999        270,236
       Capital expenditures for development properties ....................      (45,910)      (132,358)
     Other, net ...........................................................        1,431          5,866
     Change in deferred credits and other liabilities .....................       88,190        (11,903)
     Change in other operating assets and liabilities .....................       28,800          2,140
                                                                               ---------      ---------
Net cash provided by operating activities .................................      295,048        288,696
                                                                               ---------      ---------
Cash flows from investing activities:
     Proceeds from sale of investment property ............................       38,016         34,680

     Property acquisitions ................................................      (46,888)       (34,969)

     Capital expenditures for investment properties .......................     (184,731)      (164,301)
     Tenant improvements ..................................................       (1,832)        (4,824)
     Distributions from joint ventures ....................................           --         15,600
     Contributions to joint ventures ......................................           --         (6,699)
     Restricted cash ......................................................       16,920        (66,824)
                                                                               ---------      ---------
Net cash used in investing activities .....................................     (178,515)      (227,337)
                                                                               ---------      ---------
Cash flows from financing activities:
     Borrowings ...........................................................      369,873        291,935
     Repayment of borrowings ..............................................     (211,483)      (245,034)
     Distributions to minority partners ...................................       (4,965)        (7,121)
     Repurchase of common stock ...........................................     (151,920)       (28,660)
     Proceeds from issuance of common stock ...............................       14,678          7,500
                                                                               ---------      ---------
Net cash provided by financing activities .................................       16,183         18,620
                                                                               ---------      ---------
Net increase in cash and cash equivalents .................................      132,716         79,979
Cash and cash equivalents at beginning of period ..........................      336,558         35,410
                                                                               ---------      ---------
Cash and cash equivalents at end of period ................................    $ 469,274      $ 115,389
                                                                               =========      =========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest (net of amount capitalized) ...............................    $  39,639      $  27,733
       Income taxes .......................................................    $   3,874      $  18,049
     Non-cash financing activities:
       Seller-financed acquisitions, net ..................................    $   8,363      $   1,702

            See notes to condensed consolidated financial statements

                        CATELLUS DEVELOPMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

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

NOTE 3.  RESTRICTED CASH AND INVESTMENTS

         Of the total restricted cash and investments of $28.6 million at September 30, 2001 and $45.5 million at December 31, 2000, $20.8 million and $38.1 million, respectively, represent proceeds from property sales being held in separate cash accounts at a trust company in order to preserve the Company's options of reinvesting the proceeds on a tax-deferred basis. In addition, restricted investments of $7.1 million at September 30, 2001, and December 31, 2000, represent certificates of deposits used to guarantee lease performance for certain properties that secure debt, and $0.7 million and $0.3 million, respectively, represent prepayments for future leasing commissions.

NOTE 4.  INCOME PER SHARE

         Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock and equivalents outstanding during the period (see table below for effect of dilutive securities).

                                                                           Three Months Ended September 30,
                                                        ----------------------------------------------------------------------
                                                                       2001                               2000
                                                        ----------------------------------- ----------------------------------
                                                                                Per Share                            Per Share
                                                         Income      Shares       Amount        Income       Shares    Amount
                                                        ---------   --------    ---------      --------     -------- ---------
                                                                          (In thousands, except per share data)
Net income ..........................................   $ 28,646      99,290     $   0.29      $ 35,604      106,039   $  0.34
                                                                                 ========                              =======
Effect of dilutive securities: stock options ........         --       2,888                         --        3,359
                                                        --------    --------                   --------     --------
Net income assuming dilution ........................   $ 28,646     102,178     $   0.28      $ 35,604      109,398   $  0.33
                                                        ========    ========     ========      ========     ========   =======

                                                                           Nine Months Ended September 30,
                                                        ----------------------------------------------------------------------
                                                                       2001                               2000
                                                        ----------------------------------- ----------------------------------
                                                                                Per Share                            Per Share
                                                         Income      Shares       Amount        Income       Shares    Amount
                                                        --------    --------    ---------      --------     -------- ---------
                                                                          (In thousands, except per share data)
Net income ..........................................   $ 77,025     101,518     $   0.76      $ 96,409      106,723   $  0.90
                                                                                 ========                              =======
Effect of dilutive securities: stock options ........         --       2,871                         --        2,161
                                                        --------    --------                   --------     --------
Net income assuming dilution ........................   $ 77,025     104,389     $   0.74      $ 96,409      108,884   $  0.89
                                                        ========    ========     ========      ========     ========   =======

NOTE 5.  MORTGAGE AND OTHER DEBT

         Mortgage and other debt at September 30, 2001, and December 31, 2000, are summarized as follows:

                                                                              September 30,     December 31,
                                                                                   2001             2000
                                                                              ------------      ------------
                                                                                     (In thousands)
Fixed rate mortgage loans ................................................     $   826,108      $   621,182
Floating rate mortgage loans .............................................         274,391          309,837
Construction loans .......................................................          85,039           88,292
Land acquisition and development loans ...................................          42,343           37,062
Assessment district bonds ................................................          34,563           26,116
Capital leases ...........................................................           7,290           15,336
Other loans ..............................................................          31,582           36,738
                                                                               -----------      -----------
   Total mortgage and other debt .........................................     $ 1,301,316      $ 1,134,563
                                                                               ===========      ===========
Due within one year ......................................................     $    39,232      $    27,150
                                                                               ===========      ===========

         During the nine months ended September 30, 2001, the Company closed fourteen variable rate collateralized construction loans. As of September 30, 2001, twelve of these variable rate (LIBOR plus 1.8% to LIBOR plus 2.75%) loans, with a combined balance of $80.5 million, were outstanding with a total remaining capacity of $181.3 million, maturing at various dates from January 2002 through February 2004. Subsequent to September 30, 2001, one of the twelve variable rate collateralized construction loans with an outstanding balance of $2.2 million and a capacity of $69.8 million was repaid.

         During the nine months ended September 30, 2001, the Company closed two fixed rate mortgage loans for a total of $213 million. The first was for $200 million, which bears interest at 7.25% (7.3% effective rate considering financing costs) and is amortized over 30 years with a maturity of 15 years. Of the loan proceeds, $145.5 million was used to pay off existing variable rate construction debt and related interest at closing. The second was for $13.0 million, which bears interest at 9.34% (9.54% effective rate considering financing costs) and is amortized over 15 years with a maturity of 5 years. These loans are collateralized by certain of the Company's operating properties and by assignment of rents generated by the underlying properties. Under certain conditions, these loans have a yield maintenance premium if paid prior to maturity.

         In June 2001, the Company issued a $10.0 million uncollateralized promissory note in connection with the acquisition of a 50% interest in a residential development partnership. The note matures on June 1, 2003 and bears interest at 6% for the first year if paid on or before the first anniversary date and 8% for the second year if paid on or before the second anniversary date.

         In July 2001, the Company closed a $28.0 million floating rate mortgage loan (LIBOR plus 2.25%) that is amortized over 25 years with a maturity of 5 years. This loan is collateralized by one of the Company's operating properties and by assignment of rents generated by the underlying property. Under certain conditions, this loan has a yield maintenance premium if paid prior to maturity.

         Interest costs relating to mortgage and other debt for the three-month and nine-month periods ended September 30, 2001 and 2000, are summarized as follows:

                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                          2001           2000        2001        2000
                                       ----------     ----------  ----------  ----------
                                             (In thousands)           (In thousands)
Total interest incurred ............   $   20,751     $   16,422  $   62,717  $   48,743
Interest capitalized ...............       (6,856)        (3,465)    (19,112)    (15,214)
                                       ------------   ----------  ----------  ----------
Interest expensed ..................   $   13,895     $   12,957  $   43,605  $   33,529
                                       ==========     ==========  ==========  ==========

NOTE 6.  PROPERTIES

     Book value by property type at September 30, 2001, and December 31, 2000, consisted of the following:

                                                   September 30,   December 31,
                                                      2001             2000
                                                  -------------    ------------
                                                          (In thousands)
Rental properties:
    Industrial buildings .......................  $   907,042     $   874,168
    Office buildings ...........................      261,550         205,179
    Retail buildings ...........................       96,138          94,085
    Land and land leases .......................      105,003          92,803
    Investment in operating joint ventures .....      (14,336)        (16,092)
                                                  -----------     -----------
                                                    1,355,397       1,250,143
                                                  -----------     -----------
Developable properties:
    Commercial .................................      178,818         177,635
    Residential ................................       64,806          64,479
    Urban development ..........................      342,452         366,136
    Investment in development joint ventures ...       72,919          46,256
                                                  -----------     -----------
                                                      658,995         654,506
                                                  -----------     -----------
Work-in-process:
    Commercial .................................       92,627          50,098
    Commercial--capital lease ..................       27,630          37,415
    Residential ................................        1,947           4,883
    Urban development ..........................       27,882              --
                                                  -----------     -----------
                                                      150,086          92,396
                                                  -----------     -----------
Furniture and equipment ........................       28,380          26,599
Other ..........................................        3,284           2,169
                                                  -----------     -----------
Gross book value ...............................    2,196,142       2,025,813
Accumulated depreciation .......................     (342,677)       (320,275)
                                                  -----------     -----------
Net book value .................................  $ 1,853,465     $ 1,705,538
                                                  ===========     ===========

NOTE 7.  SEGMENT REPORTING

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting which disaggregates its business by type. The Company has four reportable segments: Commercial, Residential, Urban Development, and Corporate. The Commercial segment leases and manages Company-owned commercial buildings and land, develops real estate for the Company's own account or for third parties, and acquires and sells developable land and commercial buildings. The Residential segment is involved in community development, project management, and, historically, home building activities. The Urban Development segment entitles and develops major mixed-use development sites, which includes development for residential, office, retail, and biotechnology purposes. The Corporate segment consists of administrative and other services.

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

     Financial data by reportable segment are as follows:

                                                                                          Urban
                                                           Commercial    Residential    Development     Corporate        Total
                                                           ----------    -----------    -----------     ---------      ---------
                                                                                     (In thousands)
Three Months Ended September 30, 2001

Rental properties:
Rental revenue ........................................    $ 55,078       $     --       $  4,038       $     --       $ 59,116
Property operating costs ..............................     (15,949)            --         (1,441)            --        (17,390)
Equity in earnings of operating joint ventures, net ...       1,184             --             --             --          1,184
                                                           --------       --------       --------       --------       --------
                                                             40,313             --          2,597             --         42,910
                                                           --------       --------       --------       --------       --------
Property sales and fee services:
Sales revenue .........................................      49,173          2,045         13,106             --         64,324
Cost of sales .........................................     (24,115)          (681)       (11,598)          (215)       (36,609)
                                                           --------       --------       --------       --------       --------
     Gain on property sales ...........................      25,058          1,364          1,508           (215)        27,715
Equity in earnings of development joint ventures, net..          --         14,420             --           (931)        13,489
                                                           --------       --------       --------       --------       --------
     Total gain on property sales .....................      25,058         15,784          1,508         (1,146)        41,204
Management and development fees .......................         874             (5)           397             --          1,266
Selling, general and administrative expenses ..........      (3,324)        (1,812)        (1,237)            --         (6,373)
Other, net ............................................        (317)          (786)           976             --           (127)
                                                           --------       --------       --------       --------       --------
                                                             22,291         13,181          1,644         (1,146)        35,970
                                                           --------       --------       --------       --------       --------
Interest expense ......................................     (16,230)            --             --          2,335        (13,895)
Corporate administrative costs ........................          --             --             --         (4,685)        (4,685)
Minority interests ....................................      (1,604)            --             --             --         (1,604)
Other, net ............................................          --             --             --          1,152          1,152
Depreciation recapture ................................      (8,176)            --             --             --         (8,176)
                                                           --------       --------       --------       --------       --------
     Pre-tax EBDDT ....................................    $ 36,594       $ 13,181       $  4,241       $ (2,344)      $ 51,672
                                                           ========       ========       ========       ========
Current taxes .........................................                                                                  (5,343)
                                                                                                                       --------
EBDDT .................................................                                                                  46,329
Depreciation and amortization .........................                                                                 (12,877)
Deferred taxes ........................................                                                                 (13,747)
Gain on non-strategic asset sales .....................                                                                     765
Depreciation recapture ................................                                                                   8,176
                                                                                                                       --------
     Net Income .......................................                                                                $ 28,646
                                                                                                                       ========


                                                                                            Urban
                                                                Commercial  Residential  Development   Corporate      Total
                                                                ----------  -----------  -----------   ---------      -----
                                                                                      (In thousands)
Three Months Ended September 30, 2000

Rental properties:
Rental revenue .............................................    $  49,050    $      --    $  3,473     $    --     $   52,523
Property operating costs ...................................      (12,267)          --      (1,984)          --       (14,251)
Equity in earnings of operating joint ventures, net ........        1,324           --          --           --         1,324
                                                                ---------    ---------    --------      -------     ---------
                                                                   38,107           --       1,489           --        39,596
                                                                ---------    ---------    --------      -------     ---------
Property sales and fee services:
Sales revenue ..............................................       30,468      182,722          --           --       213,190
Cost of sales ..............................................      (17,752)    (154,760)         --           --      (172,512)
                                                                ---------    ---------    --------      -------     ---------
     Gain on property sales ................................       12,716       27,962          --           --        40,678
Equity in earnings of development joint ventures, net ......           --        9,238          --           --         9,238
                                                                ---------    ---------    --------      -------     ---------
     Total gain on property sales ..........................       12,716       37,200          --           --        49,916
Management and development fees ............................        2,647           89          13           --         2,749
Selling, general and administrative expenses ...............       (3,730)      (9,981)       (538)          --       (14,249)
Other, net .................................................        1,318       (4,426)         65           --        (3,043)
                                                                ---------    ---------    --------      -------     ---------
                                                                   12,951       22,882        (460)          --        35,373
                                                                ---------    ---------    --------      -------     ---------
Interest expense ...........................................      (12,113)        (581)       (136)        (127)      (12,957)
Corporate administrative costs .............................           --           --          --       (3,656)       (3,656)
Minority interests .........................................       (1,551)      (3,743)         --           --        (5,294)
Other, net .................................................           --           --          --         (743)         (743)
Depreciation recapture .....................................       (4,289)          --          --           --        (4,289)
                                                                ---------    ---------    --------      -------     ---------
     Pre-tax EBDDT .........................................    $  33,105    $  18,558    $    893      $(4,526)       48,030
                                                                =========    =========    ========      =======
Current taxes ..............................................                                                           (2,378)
                                                                                                                    ---------
EBDDT ......................................................                                                           45,652
Depreciation and amortization ..............................                                                          (11,661)
Deferred taxes .............................................                                                          (21,338)
Gain on non-strategic asset sales ..........................                                                           18,662
Depreciation recapture .....................................                                                            4,289
                                                                                                                    ---------
     Net Income ............................................                                                        $  35,604
                                                                                                                    =========

                                                                                               Urban
                                                                 Commercial     Residential  Development    Corporate   Total
                                                                 ----------     -----------  -----------    ---------   -----
                                                                                         (In thousands)

Nine months ended September 30, 2001

Rental properties:
Rental revenue ..............................................    $ 160,850      $      --     $ 11,175     $     --   $ 172,025
Property operating costs ....................................      (41,121)            --       (4,477)          --     (45,598)
Equity in earnings of operating joint ventures,net ..........        7,017             --           --           --       7,017
                                                                 ---------      ---------     --------     --------    --------
                                                                   126,746             --        6,698           --     133,444
                                                                 ---------      ---------     --------     --------     -------
Property sales and fee services:
Sales revenue ...............................................      111,772         28,621       49,793           --     190,186
Cost of sales ...............................................      (56,784)       (19,148)     (37,337)        (215)   (113,484)
                                                                 ---------      ---------     --------     --------    --------
     Gain on property sales .................................       54,988          9,473       12,456         (215)     76,702
Equity in earnings of development joint ventures, net .......           --         22,896           --       (1,280)     21,616
                                                                 ---------      ---------     --------     --------    --------
     Total gain on property sales ...........................       54,988         32,369       12,456       (1,495)     98,318
Management and development fees .............................        2,918            434          468           --       3,820
Selling, general and administrative expenses ................       (9,963)        (8,335)      (3,655)          --     (21,953)
Other, net ..................................................        3,786         (2,506)       4,675           --       5,955
                                                                 ---------      ---------     --------     --------    --------
                                                                    51,729         21,962       13,944       (1,495)     86,140
                                                                 ---------      ---------     --------     --------    --------
Interest expense ............................................      (49,828)            --          (56)       6,279     (43,605)
Corporate administrative costs ..............................           --             --           --      (15,292)    (15,292)
Minority interests ..........................................       (4,812)          (504)          --           --      (5,316)
Other, net ..................................................           --             --           --        7,858       7,858
Depreciation recapture ......................................      (11,428)            --           --           --     (11,428)
                                                                 ---------      ---------     --------     --------    --------
     Pre-tax EBDDT ..........................................    $ 112,407      $  21,458     $ 20,586     $ (2,650)    151,801
                                                                 =========      =========     ========     ========
Current taxes ...............................................                                                           (12,086)
                                                                                                                       --------
EBDDT .......................................................                                                           139,715
Depreciation and amortization ...............................                                                           (38,743)
Deferred taxes ..............................................                                                           (39,276)
Gain on non-strategic asset sales ...........................                                                             3,901
Depreciation recapture ......................................                                                            11,428
                                                                                                                       --------
     Net Income .............................................                                                          $ 77,025
                                                                                                                       ========

                                                                                               Urban
                                                                Commercial   Residential    Development   Corporate        Total
                                                                ----------   -----------    -----------   ---------        -----

                                                                                           (In thousands)
Nine months ended September 30, 2000

Rental properties:
Rental revenue ...............................................   $ 142,115     $     187     $  10,877    $       --     $ 153,179
Property operating costs .....................................     (35,160)           (5)       (5,475)           --       (40,640)
Equity in earnings of operating joint ventures,  net .........       7,913            --            --            --         7,913
                                                                 ---------     ---------     ---------     ---------     ---------
                                                                   114,868           182         5,402            --       120,452
                                                                 ---------     ---------     ---------     ---------     ---------
Property sales and fee services:
Sales revenue ................................................     120,970       275,219            --            --       396,189
Cost of sales ................................................     (67,465)     (225,429)           --            --      (292,894)
                                                                 ---------     ---------     ---------     ---------     ---------
     Gain on property sales...................................      53,505        49,790            --            --       103,295
Equity in earnings of development joint ventures, net ........          14        12,070            --            --        12,084
                                                                 ---------     ---------     ---------     ---------     ---------
     Total gain on property sales ............................      53,519        61,860            --            --       115,379
Management and development fees ..............................       8,154           557           631            --         9,342
Selling, general and administrative expenses .................     (11,441)      (20,555)       (1,585)           --       (33,581)
Other, net ...................................................       3,174       (11,159)           22            --        (7,963)
                                                                 ---------     ---------     ---------     ---------     ---------
                                                                    53,406        30,703          (932)           --        83,177
                                                                 ---------     ---------     ---------     ---------     ---------
Interest expense .............................................     (33,891)         (603)         (890)        1,855       (33,529)
Corporate administrative costs ...............................          --            --            --       (11,376)      (11,376)
Minority interests ...........................................      (4,655)       (4,113)           --            --        (8,768)
Other, net ...................................................          --            --            --        (1,495)       (1,495)
Depreciation recapture .......................................     (14,486)           --            --            --       (14,486)
                                                                 ---------     ---------     ---------     ---------     ---------
     Pre-tax EBDDT ...........................................   $ 115,242     $  26,169     $   3,580     $ (11,016)      133,975
                                                                 =========     =========     =========     =========
Current taxes ................................................                                                             (12,255)
                                                                                                                         ---------
EBDDT ........................................................                                                             121,720
Depreciation and amortization ................................                                                             (33,910)
Deferred taxes ...............................................                                                             (52,018)
Gain on non-strategic asset sales ............................                                                              46,131
Depreciation recapture .......................................                                                              14,486
                                                                                                                         ---------
     Net Income ..............................................                                                           $  96,409
                                                                                                                         =========

NOTE 8. COMMITMENTS AND CONTINGENCIES

         The Company is a party to a number of legal actions arising in the ordinary course of business. The Company cannot predict with certainty the final outcome of these proceedings. Considering current insurance coverages, indemnifications, and the substantial legal defenses available, however, management believes that none of these actions, when finally resolved, will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. Where appropriate, the Company has established reserves for potential liabilities related to legal actions. These reserves are necessarily based on estimates and probabilities of the occurrence of events and therefore are subject to revision from time to time.

         Some of the legal actions to which the Company is a party may seek to restrain actions related to the development process or challenge title to or possession of the Company's properties. Typically, such actions, if successful, would not result in significant financial liability for the Company but might instead prevent the completion of the development process or the completion of the development process as originally planned.

         Inherent in the operation of a real estate business is the possibility that environmental liability may arise from the current or past ownership, or current or past operation, of real properties. The Company may be required in the future to take action to correct or reduce the environmental effects of prior disposal or release of hazardous substances by third parties, the Company, or its corporate predecessors. Future environmental costs are difficult to estimate because of such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's potential liability in proportion to that of other potentially responsible parties, and the extent to which such costs are recoverable from insurance. Also, the Company does not generally have access to properties sold in the past that could create environmental liabilities.

         At September 30, 2001, management estimates that future costs for remediation of environmental contamination on operating properties and properties previously sold approximate $9.8 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next several years. Management also estimates that similar costs relating to the Company's properties to be developed or sold may range from $24.8 million to $44.3 million. These amounts will be capitalized as components of development costs when incurred, which is anticipated to be over a period of approximately twenty years, or will be deferred and charged to cost of sales when the properties are sold. Environmental costs capitalized during the nine months ended September 30, 2001 totaled $1.8 million. The Company's estimates were developed based on reviews that took place over several years based upon then-prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs.

         As of September 30, 2001, the Company has outstanding standby letters of credit and surety bonds in the aggregate amount of $224.7 million in favor of local municipalities or financial institutions to guarantee performance on construction of real property improvements or financial obligations. The Company guarantees a portion of the debt and interest of certain of its joint ventures. At September 30, 2001, these guarantees totaled $35.7 million. In addition, the Company has guaranteed debt service of $3.2 million for a residential project. In some cases, other parties have jointly and severally guaranteed these obligations.

         In June 2001, $101 million of Community Facility District ("CFD") bonds were sold to finance public infrastructure improvements at Mission Bay in San Francisco and Pacific Commons in Fremont. Bonds totaling $71 million were issued for Mission Bay, of which $17 million have a floating rate of interest initially set at 2.85% with the remaining $54 million at a fixed rate of 6.02%. The Company has issued a letter of credit totaling $17 million in support of the floating rate bond issued for Mission Bay. At Pacific Commons, $30 million of bonds were issued and have a weighted average fixed interest rate of 6.20%. These bonds have a series of maturities up to thirty years. At September 30, 2001, for Mission Bay $1.6 million of the $17 million floating rate bonds and $2.7 million of the $54 million fixed rate bonds were funded; for Pacific Commons, approximately $0.1 million was funded.

         Upon completion of the infrastructure improvements at Mission Bay for which the $71 million CFD bonds were issued, the improvements will be transferred to the City of San Francisco. Therefore, the expected reimbursement of the infrastructure costs from the bonds is reflected as a receivable.

         The Company will retain the infrastructure improvements at Pacific Commons, for which the $30 million CFD bonds were issued, until the land is sold. Therefore, as construction of the improvements proceeds, the costs incurred are capitalized and the liability of the CFD bonds has been recorded.

NOTE 9.  STOCK REPURCHASE PROGRAMS

         From October 1999 through July 2001, under various stock repurchase programs the Company's Board of Directors has authorized a total of $250 million in repurchases of the Company's Common Stock. $21.3 million of the $250 million total authorized amount has expired. Through June 30, 2001, the Company purchased 8,433,600 shares at a cost of $137.5 million. During the third quarter of 2001, the Company purchased an additional 2,419,197 shares at a cost of $43.1 million. All purchases were made on the open market. Subsequent to September 30, 2001, through November 6, 2001, the Company purchased an additional 2,194,300 shares at a cost of $37.4 million. After previous purchases and expirations, $10.7 remains authorized for additional purchases on the open market or in privately negotiated transactions.

         The Company's repurchases are reflected as treasury stock at cost and are presented as a reduction to consolidated stockholders' equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of financial condition and EBDDT, as defined, should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-Q. This discussion and analysis covers each of our four business segments:
Commercial, Residential, Urban Development, and Corporate. This analysis of EBDDT by segment is used in internal reporting to management and, we believe, provides an effective means of understanding our business and corporate structure. (For definition of EBDDT, see Note 7 of the accompanying Condensed Consolidated Financial Statements).

Summary EBDDT and reconciliation to net income for the three and nine months ended September 30, 2001 and 2000.

                                                        Three Months Ended                      Nine Months Ended
                                                           September 30,                          September 30,
                                                      2001           2000      Difference       2001          2000        Difference
                                                    ---------     ---------    ----------     ---------     ---------     ----------
                                                           (In thousands)                           (In thousands)
Pre-tax EBDDT
  Commercial ...................................    $  36,594     $  33,105     $   3,489     $ 112,407     $ 115,242     $  (2,835)
  Residential ..................................       13,181        18,558        (5,377)       21,458        26,169        (4,711)
  Urban Development ............................        4,241           893         3,348        20,586         3,580        17,006
  Corporate ....................................       (2,344)       (4,526)        2,182        (2,650)      (11,016)        8,366
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Total pre-tax EBDDT ............................       51,672        48,030         3,642       151,801       133,975        17,826
  Current tax ..................................       (5,343)       (2,378)       (2,965)      (12,086)      (12,255)          169
                                                    ---------     ---------     ---------     ---------     ---------     ---------
EBDDT ..........................................       46,329        45,652           677       139,715       121,720        17,995
  Depreciation and amortization ................      (12,877)      (11,661)       (1,216)      (38,743)      (33,910)       (4,833)
  Deferred taxes ...............................      (13,747)      (21,338)        7,591       (39,276)      (52,018)       12,742
  Gain on non-strategic asset sales ............          765        18,662       (17,897)        3,901        46,131       (42,230)
  Depreciation recapture .......................        8,176         4,289         3,887        11,428        14,486        (3,058)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Net income .....................................    $  28,646     $  35,604     $  (6,958)    $  77,025     $  96,409     $ (19,384)
                                                    =========     =========     =========     =========     =========     =========

Commercial:

         The Commercial segment acquires and develops suburban commercial business parks for our own account and the account of others. EBDDT consists primarily of rental property operating income for buildings owned and sales gains from properties sold.

                                                          Three Months Ended                     Nine Months Ended
                                                            September 30,                           September 30,
                                                          2001         2000      Difference       2001        2000     Difference
                                                       ----------   ----------   -----------  ----------    --------   ----------
                                                            (In thousands)                       (In thousands)
Rental properties:
Rental revenue ......................................  $  55,078    $  49,050    $   6,028    $ 160,850    $ 142,115    $  18,735
Property operating costs ............................    (15,949)     (12,267)      (3,682)     (41,121)     (35,160)      (5,961)
Equity in earnings of operating joint
ventures, net .......................................      1,184        1,324         (140)       7,017        7,913         (896)
                                                       ---------    ---------    ---------    ---------    ---------    ---------
                                                          40,313       38,107        2,206      126,746      114,868       11,878
                                                       ---------    ---------    ---------    ---------    ---------    ---------
Property sales and fee services:

Sales revenue .......................................     49,173       30,468       18,705      111,772      120,970       (9,198)
Cost of sales/(1/) ..................................    (32,291)     (22,041)     (10,250)     (68,212)     (81,951)      13,739
                                                       ---------    ---------    ---------    ---------    ---------    ---------
     Gain on property sales .........................     16,882        8,427        8,455       43,560       39,019        4,541
Equity in earnings of development joint
ventures, net .......................................       --           --           --           --             14          (14)
                                                       ---------    ---------    ---------    ---------    ---------    ---------

     Total gain on property sales ...................     16,882        8,427        8,455       43,560       39,033        4,527
Management and development fees .....................        874        2,647       (1,773)       2,918        8,154       (5,236)
Selling, general and administrative expenses ........     (3,324)      (3,730)         406       (9,963)     (11,441)       1,478
Other ...............................................       (317)       1,318       (1,635)       3,786        3,174          612
                                                       ---------    ---------    ---------    ---------    ---------    ---------
                                                          14,115        8,662        5,453       40,301       38,920        1,381
                                                       ---------    ---------    ---------    ---------    ---------    ---------
Interest expense ....................................    (16,230)     (12,113)      (4,117)     (49,828)     (33,891)     (15,937)
Minority interests ..................................     (1,604)      (1,551)         (53)      (4,812)      (4,655)        (157)
                                                       ---------    ---------    ---------    ---------    ---------    ---------
          Pre-tax EBDDT .............................  $  36,594    $  33,105    $   3,489    $ 112,407    $ 115,242    $  (2,835)
                                                       =========    =========    =========    =========    =========    =========




Rental Building Occupancy:                              September 30,
(In thousands of square feet, except percentages)     2001        2000   Difference
                                                      -----      ------  ----------
Owned .............................................  30,254      26,371    3,883
Occupied ..........................................  28,483      25,491    2,992
Occupancy percentage ..............................    94.1%       96.7%    (2.7%)

__________
(1) For purposes of this segment disclosure, cost of sales for the three and nine months ended September 30, 2001, includes depreciation recapture of $8.2 million and $11.4 million, respectively, and for the three and nine months ended September 30, 2000, includes depreciation recapture of $4.3 million and $14.5 million, respectively. Depreciation recapture is included in net income but not EBDDT.

   Rental Revenue less Property Operating Costs

     Rental revenue less property operating costs has increased $2.3 million and $12.8 million for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000, mainly because of additions of buildings and an increase in revenue from ground leases, partially offset by properties sold. From October 2000 to September 2001, we added, primarily from our own development projects, a net 3.9 million square feet to our rental portfolio. The decrease in rental revenue less property operating costs from same space for the three months ended September 30, 2000 was primarily attributable to higher non-recurring expenses, such as painting and parking lot repairs, that were not passed through to tenants, and lower occupancy. The increases in rental revenue less property operating costs from ground leases for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 were primarily attributable to the ground lease from a major tenant. The tenant prepaid approximately $104.8 million ground rent in 2001. The prepayment is recorded as part of deferred credits and other liabilities in the accompanying condensed consolidated balance sheet. The prepaid rent is being amortized over the lease term of 34 years. Rental revenue less operating costs for the three and nine months ended September 30, 2001 and 2000 are summarized as follows:

                                                     Three Months Ended                          Nine Months Ended
                                                        September 30,                              September  30,
                                                      2001        2000        Difference         2001         2000      Difference
                                                      ----        ----        ----------         ----         ----      ----------
                                                      (In thousands)                             (In thousands)

Rental revenue less property operating costs:
Same Space ................................     $  26,270      $  28,049      $  (1,779)     $  83,354     $  82,596      $     758
Properties added to portfolio .............         8,035          4,068          3,967         21,782         8,518         13,264
Properties sold from portfolio ............           (43)           940           (983)         1,741         5,523         (3,782)
Ground leases .............................         4,867          3,726          1,141         12,852        10,318          2,534
                                                ---------      ---------      ---------      ---------     ---------      ---------
                                                $  39,129      $  36,783      $   2,346      $ 119,729     $ 106,955      $  12,774
                                                =========      =========      =========      =========     =========      =========


     Because of the long-term nature of our leases and the historically low growth in rental rates for our product, we do not expect substantial changes in rental income from our Same Space rental portfolio. Rather, we expect growth in overall portfolio income will result primarily from new properties we add to our rental portfolio over time.

   Equity in Earnings of Operating Joint Ventures

     Equity in earnings of operating joint ventures, net, decreased by $0.1 million and $0.9 million for the three and nine months ended September 30, 2001, over the same periods in 2000, primarily because of higher interest expense due to a refinancing at a joint venture in 2000 and lower occupancy in 2001. (See Variability in Results section).

   Gain on Property Sales

     Our Commercial segment increased gain from property sales for the three and nine months ended September 30, 2001, compared to the same periods in 2000. Gain on property sales was $16.9 million and $43.6 million for the three and nine months ended September 30, 2001, respectively, as compared to $8.4 million and $39.0 million for the three and nine months ended September 30, 2000, respectively, summarized as follows:



                                                       Three Months Ended                        Nine Months Ended
                                                           September 30,                           September 30,
                                                       2001          2000      Difference        2001          2000      Difference
                                                     --------      --------   ------------      ------        ------    ------------
Commercial sales:                                         (In thousands)                           (In thousands)
Building sales:
     Sales proceeds ............................     $ 38,635      $ 13,349      $ 25,286      $ 57,771      $ 72,542      $(14,771)
     Cost of sales .............................      (23,962)       (9,574)      (14,388)      (37,667)      (50,464)       12,797
                                                     --------      --------      --------      --------      --------      --------
        Gain ...................................       14,673         3,775        10,898        20,104        22,078        (1,974)
                                                     --------      --------      --------      --------      --------      --------
Land sales:
     Sales proceeds ............................        8,663        15,428        (6,765)       46,998        44,331         2,667
     Cost of sales .............................       (7,104)      (11,193)        4,089       (25,993)      (28,448)        2,455
                                                     --------      --------      --------      --------      --------      --------
        Gain ...................................        1,559         4,235        (2,676)       21,005        15,883         5,122
                                                     --------      --------      --------      --------      --------      --------
Other sales:
     Sales proceeds ............................        1,875         1,691           184         7,003         4,097         2,906
     Cost of sales .............................       (1,225)       (1,274)           49        (4,552)       (3,039)       (1,513)
                                                     --------      --------      --------      --------      --------      --------
        Gain ...................................          650           417           233         2,451         1,058         1,393
                                                     --------      --------      --------      --------      --------      --------
Gain on property sales .........................       16,882         8,427         8,455        43,560        39,019         4,541
Equity in earnings of development joint
ventures, net ..................................           --            --            --            --            14           (14)
                                                     --------      --------      --------      --------      --------      --------
        Total gain on property sales ...........     $ 16,882      $  8,427      $  8,455      $ 43,560        39,033      $  4,527
                                                     ========      ========      ========      ========      ========      ========


     For the three months ended September 30, 2001, commercial sales include the closings of 244,000 square feet of industrial building space with associated land and 52.0 acres of improved land capable of supporting 400,000 square feet of commercial development, as compared to 218,000 square feet of industrial building space with associated land and 132.9 acres of improved land capable of supporting 2.6 million square feet of commercial development for the three months ended September 30, 2000.

     For the nine months ended September 30, 2001, commercial sales include the closings of 535,000 square feet of industrial building space with associated land and 2,091 acres of improved land capable of supporting 3.1 million square feet of commercial development. For the same period in 2000, the commercial sales include the closings of 202.0 acres of improved land capable of supporting
4.0 million square feet of commercial development and 1.2 million square feet of industrial building space. (See Variability in Results section).

     "Other sales" in the table above include the sales of land subject to leases that we had acquired in 1998. These sales totaled 308.7 acres and 795.3 acres for the three and nine months ended September 30, 2001, respectively, and
121.2 acres and 662 acres for the three and nine months ended September 30, 2000, respectively.

Management and Development Fees

     In past years, a major source of management fee income was a contract to manage and sell the non-railroad real estate assets of a major railroad company. As anticipated, most of the railroad's inventory of managed assets was sold in accordance with the customer's goals. We decided not to pursue renewal of this contract when it expired on December 31, 2000. Consequently, we expected management fees and the related selling, general and administrative expenses to decline in 2001. Management and development fees decreased by $1.8 million and $5.2 million for the three and nine months ended September 30, 2001, respectively, from the same periods in 2000.

Selling, General and Administrative Expenses

     The decreases in the three and nine months ended September 30, 2001, in selling, general and administrative expenses of $0.4 million and $1.5 million are primarily due to decreases of $0.6 million and $2.7 million during the same periods in non-compensation related administrative and office expenses, offset by the increases of $0.2 million and $1.2 million, respectively, in employee related expenses due to higher selling activities, staffing to pursue new development activities and manage additions to the portfolio, and expenses incurred on lost opportunities.

Other

     "Other" decreased by $1.6 million for the three months ended September 30, 2001, as compared to the same period in 2000, primarily because of the expense of certain predevelopment costs previously capitalized. "Other" increased by $0.6 million for the nine months ended September 30, 2001 as compared to the same period in 2000, primarily because of interest income, from a higher balance of short-term investments, partially offset by the expense of certain predevelopment costs previously capitalized.

Interest

     Interest expense increased $4.1 million and $15.9 million for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000, primarily because of new mortgages placed on completed buildings added to our portfolio. The increases in capitalized interest in the nine months ended September 30, 2001 are due to higher levels of development activity. (See Note 6 of the accompanying Condensed Consolidated Financial Statements).

     Following is a summary of interest:

                                                    Three Months Ended                         Nine Months Ended
                                                        September 30,                            September 30,
                                                      2001        2000      Difference         2001         2000   Difference
                                                      ----        ----      ----------         ----         ----   ----------
                                                      (In thousands)                            (In thousands)
     Total interest incurred .................    $ 20,120      $ 15,395      $ 4,725      $  60,560    $  43,103  $  17,457
     Interest capitalized ....................      (3,890)       (3,282)        (608)       (10,732)      (9,212)    (1,520)
                                                  --------      --------      -------      ---------    ---------  ---------
     Interest expensed .......................    $ 16,230      $ 12,113      $ 4,117      $  49,828    $  33,891  $  15,937
                                                  ========      ========      =======      =========    =========  =========


     We expect interest expense to increase in 2001 as a result of new debt associated with and collateralized by newly completed and retained buildings.

Residential:

The Residential segment acquires and develops land primarily for single-family residential property via direct investment or through joint ventures. Through the third quarter of 2000, the residential segment activities also included home building; however, these assets were sold as discussed below. Therefore, we expect our residential sales activities to decrease as compared to 2000.

                                                                   Three Months Ended                Nine Months Ended
                                                                      September 30,                     September 30,
                                                                     2001        2000       Difference   2001    2000    Difference
                                                                     ----        ----       ----------   ----    ----    ----------
                                                                       (In thousands)                  (In thousands)
Rental properties income .....................................     $     --    $      --   $     --   $    --   $   182   $   (182)
                                                                   --------    ---------   --------   -------   -------   --------
Property sales and fee services:
Sales revenue ................................................        2,045      182,722   (180,677)   28,621   275,219   (246,598)
Cost of sales ................................................         (681)    (154,760)   154,079   (19,148) (225,429)   206,281
                                                                   --------    ---------   --------   -------   -------   --------
     Gain on property sales ..................................        1,364       27,962    (26,598)    9,473    49,790    (40,317)
Equity in earnings of development joint ventures, net ........       14,420        9,238      5,182    22,896    12,070     10,826
                                                                   --------    ---------   --------   -------   -------   --------
     Total gain on property sales ............................       15,784       37,200    (21,416)   32,369    61,860    (29,491)
Management and development fees ..............................           (5)          89        (94)      434       557       (123)
Selling, general and administrative expenses .................       (1,812)      (9,981)     8,169    (8,335)  (20,555)    12,220
Other ........................................................         (786)      (4,426)     3,640    (2,506)  (11,159)     8,653
                                                                   --------    ---------   --------   -------   -------   --------
                                                                     13,181       22,882     (9,701)   21,962    30,703     (8,741)
                                                                   --------    ---------   --------   -------   -------   --------
Interest expense .............................................           --         (581)       581        --      (603)       603
Minority interests ...........................................           --       (3,743)     3,743      (504)   (4,113)     3,609
                                                                   --------    ---------   --------   -------   -------   --------
        Pre-tax EBDDT ........................................     $ 13,181    $  18,558   $ (5,377)  $21,458   $26,169   $ (4,711)
                                                                   ========    =========   ========   =======   =======   ========

   Gain on Property Sales

     Gain from residential property sales for the three and nine months ended September 30, 2001, as compared to the same periods in 2000, decreased primarily because of the sale of our home-building assets in 2000. Gain on residential property sales for the three months ended September 30, 2000, included $14.4 million from the sale of our home building assets to a newly formed limited liability company managed by Brookfield Homes of California, Inc. ("BHC, LLC"), as well as $10.2 million, before deduction of approximately $4 million in minority interest, from the sale of an 80-lot site, and $3.4 million from the closings of 357 lots and 82 homes. The $1.4 million gain on property sales for the three months ended September 30, 2001 represents our portion of profit participation related to certain properties that were sold in the prior year. Gain on property sales of $9.5 million for the nine months ended September 30, 2001, is primarily from the closings of 227 lots and 55 homes, compared to the $49.8 million gain from closings of 395 lots and 296 homes during the same period in 2000.

     In July 2000, we sold a majority of our home-building assets to BHC, LLC for $139 million in cash and retained interest in BHC, LLC at an agreed-upon value of $22.5 million. In addition, we were entitled to a preferred return on the retained interest and 35% of additional profits from BHC, LLC operations. The deferred gain related to the retained interest and our 35% share of profits from BHC, LLC's operations were recorded as part of "Equity in earnings of development joint ventures, net" as homes/lots are sold. Of the $22.5 million deferred gain related to the retained interest, we recognized $8.3 million in 2000 and $14.2 million during the nine months ended September 30, 2001. In September 2001, we sold our interest in BHC, LLC for $8.2 million and recognized the remaining deferred gain related to the retained interest. (See Variability in Results section).

Equity in Earnings of Development Joint Ventures, Net:

                                                        Three Months Ended                       Nine Months Ended
                                                           September 30,                           September 30,
                                                        2001           2000      Difference     2001         2000      Difference
                                                      --------       --------   ------------  --------     --------   ------------
                                                           (In thousands)                          (In thousands)

Sales proceeds-unconsolidated JVs ..................  $  61,932    $  72,491    $ (10,559)   $ 158,335    $ 121,468    $  36,867
   Cost of sales ...................................    (46,926)     (55,600)       8,674     (137,293)     (92,267)     (45,026)
                                                      ---------    ---------    ---------    ---------    ---------    ---------
     Gain ..........................................     15,006       16,891       (1,885)      21,042       29,201       (8,159)
Joint Venture partners interest ....................       (586)      (7,653)       7,067        1,854      (17,131)      18,985
                                                      ---------    ---------    ---------    ---------    ---------    ---------
   Equity in earnings of development
joint ventures, net ................................  $  14,420    $   9,238    $   5,182    $  22,896    $  12,070    $  10,826
                                                      =========    =========    =========    =========    =========    =========

     Equity in earnings of development joint ventures, net, increased $5.2 million and $10.8 million for the three and nine months ended September 30, 2001, as compared to the same periods in 2000. The increase for the three and nine months of 2001 was primarily attributable to the sale of our interest in BHC, LLC as noted in the Gain on Property Sales section, and higher income from our combined investment projects. (See Variability in Results section).

   Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased $8.2 million and $12.2 million for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. As expected, the decrease in 2001 is primarily attributable to the related decrease of employees from the sale of our home-building assets to BHC, LLC in 2000.

Other

     "Other" increased for the three and nine months ended September 30, 2001, as compared to the same periods in 2000, due to the $4.0 million and $11.0 million reserves, respectively, provided for certain losses related to cost overruns on a fixed price contract for a development project in 2000.

Interest

     Following is a summary of interest incurred:

                                                   Three Months Ended                   Nine Months Ended
                                                     September 30,                        September 30,
                                                   2001       2000       Difference     2001         2000     Difference
                                                 ---------  --------     ----------   ---------    --------   ----------
                                                   (In thousands)                        (In thousands)
     Total interest incurred ..................   $  152    $   763       $  (611)    $    518     $  6,489    $ (5,971)
     Interest capitalized .....................     (152)      (182)           30         (518)      (5,886)      5,368
                                                  ------    -------       -------     --------     --------    --------
     Interest expensed ........................   $   --    $   581       $  (581)    $     --     $    603    $   (603)
                                                  ======    =======       =======     ========     ========    ========

     Interest incurred and capitalized decreased for three and nine months ended September 30, 2001, primarily because of the sale of our home-building assets in 2000.

Minority Interest

     Minority interest for the three and nine months ended September 30, 2001, as compared to the same periods in 2000, decreased $3.7 million and $3.6 million, respectively, primarily because of the sale of an 80-lot site in San Franciscoby a consolidated joint venture in 2000.

Urban Development:

     The Urban Development segment entitles and develops urban mixed-use sites in San Francisco, Los Angeles, and San Diego. The principal active project of the segment is Mission Bay in San Francisco.

                                                             Three Months Ended                   Nine Months Ended
                                                                 September 30,                      September 30,
                                                                2001       2000      Difference     2001      2000     Difference
                                                             --------    --------    ----------   --------  --------   ----------
                                                                 (In thousands)                      (In thousands)
   Rental properties:
   Rental revenue ........................................  $  4,038     $  3,473     $    565    $ 11,175  $ 10,877    $    298
   Property operating costs ..............................    (1,441)      (1,984)         543      (4,477)   (5,475)        998
                                                            --------     --------     --------    --------  --------    --------
                                                               2,597        1,489        1,108       6,698     5,402       1,296
                                                            --------     --------     --------    --------  --------    --------
   Property sales and fee services:
   Sales revenue .........................................    13,106           --       13,106      49,793        --      49,793
   Cost of sales .........................................   (11,598)          --      (11,598)    (37,337)       --     (37,337)
                                                            --------     --------    ---------   --------- ---------   ---------
     Total gain on property sales ........................     1,508           --        1,508      12,456        --      12,456
   Management and development fees .......................       397           13          384         468       631        (163)
   Selling, general and administrative expenses ..........    (1,237)        (538)        (699)     (3,655)   (1,585)     (2,070)
   Other .................................................       976           65          911       4,675        22       4,653
                                                            --------     --------     --------    --------  --------    --------
                                                               1,644         (460)       2,104      13,944      (932)     14,876
                                                            --------     --------     --------    --------  --------    --------
   Interest expense ......................................        --         (136)         136         (56)     (890)        834
                                                            --------     --------     --------    --------  --------    --------
     Pre-tax EBDDT .......................................  $  4,241     $    893     $  3,348    $ 20,586  $  3,580    $ 17,006
                                                            ========     ========     ========    ========  ========    ========

   Rental Building Occupancy (Interim-use properties):                    September 30,
     (In thousands and square feet, except percentages)          2001         2000     Difference
                                                               --------     -------    ----------
        Owned ...........................................         810         913        (103)
     Occupied ...........................................         702         835        (133)
     Occupancy percentage ...............................        86.7%       91.5%       (5.2%)

   Rental Revenue less Property Operating Costs

     The increase in rental revenue less property operating costs for the three and nine months ended September 30, 2001, as compared to the same periods in 2000, was primarily due to the commencement of rent from two ground leases and a joint venture ground lease and lower property tax expense. Income provided from interim rental uses in this segment will decrease as development occurs on these sites.

   Gain on Property Sales

     The gain resulted from land sales of approximately 1.4 acres and 5.1 acres of land at Mission Bay for the three and nine months ended September 30, 2001, respectively. (See Variability in Results section).

     Selling, General, and Administrative Expenses

     The increase of $0.7 million and $2.1 million for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000, is primarily attributable to changes in overall staffing to accommodate increased activity associated with the projects of the Urban Development segment.

     Other

     The increase in "other" of $0.9 million for the three months ended September 30, 2001, was primarily because of higher interest income from restricted cash generated by tax-deferred exchanges. The increase of $4.7 million for the nine months ended September 30, 2001, was primarily because of a lease termination payment related to a former tenant at the Mission Bay project.

     Interest

     Following is a summary of interest incurred:

                                                    Three Months Ended                 Nine Months Ended
                                                      September 30,                       September 30,
                                                     2001       2000     Difference     2001       2000      Difference
                                                    -------    ------    ----------   --------   --------    ----------
                                                      (In thousands)                     (In thousands)

     Total interest incurred .....................  $  940     $  136     $  804      $ 1,860    $  1,006      $   854
     Interest capitalized ........................    (940)        --       (940)      (1,804)       (116)      (1,688)
                                                    ------     ------     ------      -------    --------      -------
     Interest expensed ...........................  $   --     $  136     $ (136)     $    56    $    890      $  (834)
                                                    ======     ======    =======      =======    ========      =======

     The decrease in interest expense is attributable to the increased capitalization of interest as the result of higher development activities at our Mission Bay project in San Francisco.

Corporate:

     Corporate consists of administrative costs and interest contra-expense for interest capitalized on a consolidated basis but not attributed to an operating segment.

                                                     Three Months Ended                Nine Months Ended
                                                      September 30,                      September 30,
                                                      2001       2000     Difference    2001       2000     Difference
                                                    -------    ---------  ----------  ---------  --------  -----------
                                                         (In thousands)                  (In thousands)
     Interest (contra-expense) ...................  $  2,335   $   (127)   $  2,462   $  6,279   $  1,855    $  4,424
     Cost of sales ...............................    (1,146)        --      (1,146)    (1,495)        --      (1,495)
     Corporate administrative costs ..............    (4,685)    (3,656)     (1,029)   (15,292)   (11,376)     (3,916)
     Other .......................................     1,152       (743)      1,895      7,858     (1,495)      9,353
                                                    --------   --------    --------   --------   --------    --------
          Pre-tax EBDDT ..........................  $ (2,344)  $ (4,526)   $  2,182   $ (2,650)  $(11,016)   $  8,366
                                                    ========   ========    ========   ========   ========    ========

   Interest (contra-expense)

     Corporate interest consists primarily of interest contra-expense because the Residential and Urban Development segments had qualifying assets under development that provided for the capitalization of more interest than was directly incurred by these segments. As a result, the Corporate segment capitalized interest during the period and, as the qualifying assets are sold, the corresponding capitalized interest is reflected as cost of sales under the Corporate segment. We expect the interest contra-expense to continue to increase in 2001 because of the increase in business activities at our Mission Bay project in San Francisco.

   Cost Of Sales

      As noted above, as the qualifying assets from the Residential and Urban Development segments are sold, the corresponding capitalized interest is reflected as cost of sale. For the three and nine months ended September 30, 2001, cost of sales was $1.1 million and $1.5 million, respectively.

   Corporate Administrative Costs

     Corporate administrative costs consist primarily of general and administrative expenses. General and administrative expenses increased by $1.0 million and $3.9 million for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000, primarily because of the increase in our overall activities.

Other

     The increase in "other" income for the three and nine months ended September 30, 2001 is primarily attributable to higher interest income generated from a higher balance of short-term investments.

Items Not Included in EBDDT by Segment

See comparative presentation of reconciliation from EBDDT to net income at Note 7 of the accompanying Condensed Consolidated Financial Statements.

Depreciation and Amortization Expense

     The increases in depreciation and amortization expense of $1.2 million and $4.8 million for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000, are primarily attributable to the new buildings added to the portfolio between October 2000 and September 2001.

Gain on Non-Strategic Asset Sales

     Gain on sales of non-strategic assets decreased $17.9 million and $42.2 million for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000, primarily because of sales of desert land to the Federal Government in 2000.

Depreciation Recapture

     We exclude the portion of gain on property sales attributable to depreciation recapture from EBDDT (see Note 7 of the accompanying Condensed Consolidated Financial Statements). The increase of $3.9 million in depreciation recapture for the three months ended September 30, 2001, over the same period in 2000 is because of higher sales volume of older properties in the third quarter of 2001 as compared to the third quarter of 2000. The decrease of $3.1 million in depreciation recapture for the nine months ended September 30, 2001, over the same period in 2000 is because of lower sales volume of older properties in the first nine months of 2000 as compared to the first nine months of 2001.

Variability in Results

     Although we have a large portfolio of rental properties that provides relatively stable operating results, our earnings from period to period will be affected by the nature and timing of sales of property. Many of our projects require a lengthy process to complete the development cycle before they are sold. Also, sales of assets are difficult to predict and are generally subject to lengthy negotiations and contingencies that need to be resolved before closing. These factors may tend to "bunch" income in particular periods rather than producing a more even pattern throughout the year or from year to year. In addition, gross margins may vary significantly as the mix of types of property varies. The cost basis of the properties sold varies because (i) properties have been owned for varying periods of time; (ii) properties are owned in various geographical locations; and (iii) development projects have varying infrastructure costs and build-out periods.

Liquidity and Capital Resources

Cash flows from operating activities

     Cash provided by operating activities reflected in the statement of cash flows for the nine months ended September 30, 2001 and 2000, was $295.1 million and $288.7 million, respectively. The increase of $6.4 million in 2001 was primarily attributed to a combined decrease of $86.4 million in uses offset by a combined decrease of $80.0 million in sources. The decrease of $86.4 million in uses was mainly because of a decrease in capital expenditures for development properties. The decrease of $80.0 million in sources was primarily due to a decrease of $217.2 million in proceeds from sales of development, non-strategic, and other properties and a decrease of $4.4 million in other income offset by a change of $126.8 million in asset and liabilities, which primarily resulted from a $104.8 million prepayment of rent associated with a 34-year ground lease and an increase of $21.6 million in operating distributions from joint ventures.

Cash flows from investing activities

         Net cash used in investing activities reflected in the statement of cash flows for the nine months ended September 30, 2001 and 2000, was $178.5 million and $227.3 million, respectively. The decrease of $48.8 million was primarily attributed to a combined increase of $71.5 million in sources offset by a combined increase of $22.7 million in uses. The increase of $71.5 million in sources was due to a net increase of $83.7 million in short-term investments and restricted cash and increase of $3.3 million in proceeds from sale of investment property, offset by a decrease of $15.6 million in distributions from joint ventures. The increase of $22.7 million in uses was due to an increase of $20.4 million in capital expenditures for investment properties and a $11.9 million increase in property acquisitions, offset by a decrease of $6.7 million in contributions to joint ventures and a decrease of $3.0 million in tenant improvements.

         Capital expenditures reflected in the statement of cash flows include the following:

                                                                         Nine Months Ended
                                                                           September 30,
                                                                         2001         2000
                                                                         ----         ----
                                                                           (In thousands)

Capital Expenditures from Operating Activities/(1)/
Capital expenditures for development properties ....................   $ 45,126   $ 98,831
Residential property acquisitions ..................................         --     26,464
Capitalized interest and property tax ..............................        784      7,063
                                                                       --------   --------
Capital expenditures for operating activities ......................     45,910    132,358
Seller-financed acquisitions .......................................     10,000       --
                                                                       --------   --------
           Total capital expenditures for operating activities .....     55,910    132,358
Capital Expenditures from Investing Activities (2)
Construction and building improvements .............................    106,244    112,312

Predevelopment .....................................................     15,545      8,430
Infrastructure and other ...........................................     44,027     32,245
Capitalized interest and property tax ..............................     18,915     11,314
                                                                       --------   --------
Capital expenditures for investment properties .....................    184,731    164,301
Investment property acquisitions ...................................     46,888     34,969
Tenant improvements ................................................      1,832      4,824
                                                                       --------   --------
Capital expenditures for investment activities .....................    233,451    204,094
Seller-financed acquisitions .......................................         --      1,702
                                                                       --------   --------
     Total capital expenditures in investing activities ............    233,451    205,796
                                                                       --------   --------
     Total capital expenditures ....................................   $289,361   $338,154
                                                                       ========   ========


__________
/(1)/ This category includes capital expenditures for properties we intend to build to sell.

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

Residential property acquisitions--For the nine months ended September 30, 2000, we invested approximately $26.5 million in the acquisition of properties either directly or through joint ventures.

Capitalized interest and property taxes from operating and investing activities--This item represents interest and property taxes capitalized as part of our development projects. The increase is primarily attributable to additional capitalized interest from the qualifying assets of the Residential and Urban development segments. (See additional discussion under Corporate section).

Construction and building improvements--This item relates primarily to development of new commercial properties held for lease and improvements to existing buildings. This development activity is summarized below:

                                                       Three Months Ended         Nine months ended
                                                          September 30,             September 30,
                                                       2001          2000           2001        2000
                                                    ---------     ---------     ----------   ---------
                                                       (In square feet)             (In square feet)
     Under construction, beginning of period        2,866,000    4,962,000       3,474,000   4,641,000
     Construction starts                            2,688,000    1,204,000       3,345,000   3,862,000
     Completed--retained in portfolio                (192,000)    (428,000)     (1,304,000) (2,765,000)
     Completed--design/build or sold                  (74,000)     (80,000)       (227,000)    (80,000)
                                                    ---------    ----------     ----------   ---------
     Under construction, end of period              5,288,000    5,658,000       5,288,000   5,658,000
                                                    =========    =========      ==========   =========


Predevelopment--This item relates to amounts incurred for our urban development projects and commercial development projects, primarily the Mission Bay project in San Francisco, California, an acquisition in Ontario, California, and the Santa Fe Depot project in San Diego, California, because of increased development activities.

Infrastructure and other--This item represents primarily infrastructure costs incurred in connection with our urban development and commercial development projects. Infrastructure costs relate primarily to the projects at Woodridge, Illinois; Denver, Colorado; Ontario, California; Fremont, California; and Mission Bay, San Francisco, California.

   Cash flows from financing activities

         Net cash provided by financing activities reflected in the statement of cash flows for the nine months ended September 30, 2001 and 2000, was $16.2 million and $18.6 million, respectively. The decrease in 2001 is primarily attributable to $151.9 million expended for the purchase of 8,855,497 shares of our stock under the share repurchase programs as compared to $28.7 million expended for the purchase of 1,997,300 shares during the same period in 2000. The decrease is offset by an increase of $111.5 million in net borrowings, an increase of $7.2 million in proceeds from issuance of Common Stock, and a decrease of $2.2 million in distributions to minority partners.

   Capital commitments

     As of September 30, 2001, we had outstanding standby letters of credit and surety bonds in the amount of $224.7 million in favor of local municipalities or financial institutions to guarantee performance on real property improvements or financial obligations.

     As of September 30, 2001, we had approximately $195.0 million in total commitments for capital expenditures to vendors. These commitments are primarily contracts to construct commercial development projects, predevelopment costs, and re-leasing costs.

     Cash balances, available borrowings and capital resources

     As of September 30, 2001, we had total cash of $497.8 million, of which $28.6 million is restricted cash. In addition to the $497.8 million cash, we had $181.3 million in borrowing capacity under our commercial construction facilities and $3.0 million in additional borrowing capacity under our term loans, both available upon satisfaction of certain conditions.

     Our short- and long-term liquidity and capital resources requirements will be provided primarily from four sources: (1) cash on hand, (2) ongoing income from rental properties, (3) proceeds from sales of developed properties, land and non-strategic assets, and (4) additional debt. As noted above, construction loan facilities are available for meeting liquidity requirements. Our ability to meet our mid- and long-term capital requirements is dependent upon the ability to obtain additional financing for new construction, completed buildings, acquisitions, and currently unencumbered properties. There is no assurance that we can obtain this financing or obtain this financing on favorable terms.

     Stock Repurchase Program--From October 1999 through July 2001, our Board of Directors authorized five separate stock repurchase programs; each has a limit of $50 million. $21.3 million of the $250 million total authorized amount has expired. Share purchases under these programs were made on the open market. Through September 30, 2001, under these programs, we have repurchased a total of 10,852,797 shares at a total cost of $180.6 million. Subsequent to September 30, 2001, through November 6, 2001, we purchased an additional 2,194,300 shares at a cost of $37.4 million. (See Note 9 of the accompanying Condensed Consolidated Financial Statements for details).

     Debt covenants--Certain loan agreements contain restrictive financial covenants, the most restrictive of which require our fixed charge coverage ratio to be at least 1.60:1, require stockholders' equity to be no less than $589.1 million (as adjusted for stock repurchases), and require that we maintain certain other specified financial ratios. We were in compliance with all such covenants as of September 30, 2001.

     Bonds--In June 2001, $101 million of Community Facility District bonds were sold to finance public infrastructure improvements at Mission Bay in San Francisco and Pacific Commons in Fremont. Bonds totaling $71 million were issued for Mission Bay, of which $17 million have a floating rate of interest initially set at 2.85% with the remaining $54 million at a fixed rate of 6.02%. At Pacific Commons, $30 million of bonds were issued and have a weighted average fixed interest rate of 6.2%. These bonds have a series of maturities up to thirty years. At September 30, 2001, for Mission Bay $1.6 million of the $17 million floating rate bonds and $2.7 million of the $54 million fixed rate bonds were funded. For Pacific Commons, approximately $0.1 million was funded at September 30, 2001. (See Note 8 of the accompanying Condensed Consolidated Financial Statement for details).

Insurance

     General economic conditions within the insurance and the events of September 11, 2001, have caused significant changes in the cost and availabilities of most types of insurance. Specifically, we renewed our earthquake coverage as of October 1, 2001, and were able to place approximately 65% of the previous $100 million coverage level. We will continue to seek additional earthquake coverage as market conditions allow.

Trading

     Our executives from time to time in the future may enter into so-called "Rule 10b5-1 Plans." Under an appropriate Rule 10b5-1 Plan, an executive may instruct a third party, such as a brokerage firm, to engage in specified securities transactions in the future based on a formula without further action by the executives provided that the plan satisfies the legal requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

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

     In recent years, certain of our subsidiaries have acquired properties with known significant environmental issues for cleanup and redevelopment, and we expect that we may continue to form subsidiaries to acquire such properties (or that existing subsidiaries will acquire such properties) when the potential benefits of redevelopment warrant. When our subsidiaries acquire such properties, they undertake extensive due diligence to determine the nature of environmental problems and the likely cost of remediation, and they mitigate the risk with undertakings from third parties, including the sellers and their affiliates, remediation contractors, third party sureties, and/or insurers. The costs associated with such environmental costs are included in the estimates for properties to be developed. (See Note 8 of the accompanying Condensed Consolidated Financial Statements for further discussion).

Forward-Looking Information and Risk Factors

     Except for historical matters, the matters discussed in this quarterly report are forward-looking statements that involve risks and uncertainties. We have tried, wherever practical, to identify these forward-looking statements by using words like "anticipate", "believe", "estimate", "project", "expect," "plan," "prospects," and similar expressions. Forward-looking statements include, but are not limited to, statements about plans; opportunities; negotiations; markets and economic conditions; development, construction, rental, and sales activities; availability of financing; and property values.

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

     These forward-looking statements are subject to risks and uncertainties that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by these statements. In particular, among the factors that could cause actual results to differ materially are:

     . Changes in the real estate market or in general economic conditions in the areas in which we own property, including the possibility of a worsening economic slowdown or recession. Such changes may result in higher vacancy rates for commercial property and lower prevailing rents, lower sales prices or slower sales, lower absorption rates, more tenant defaults and bankruptcies, and the like.

     .    Product and geographical concentration

     .    Competition in the real estate industry

     . Unavailability of financing to meet our capital needs, the variability of interest rates, and our inability to use our collateral to secure loans

     . Changes in insurance markets or unavailability of particular insurance products

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

     . Changes in tax laws and other circumstances that affect our ability to control the timing and recognition of deferred tax liability

     . Exposure of our assets to damage from natural occurrences such as earthquakes, and weather conditions that affect the progress of construction

     . Liability for us or our subsidiaries for environmental remediation at properties owned, managed, or formerly owned or managed by us, our subsidiaries, or the predecessors of either, and changes in environmental laws and regulations

     . Failure to reach agreement with third parties on definitive terms or failure to close transactions, and failure or inability of third parties to perform their obligations under agreements, including tenants under lease or other agreements with us

     .    Increases in the cost of land and building materials

     .    Limitations on or challenges to title to our properties

     . Risks related to the performance, interests, and financial strength of the co-owners of our joint venture projects

     . Changes in policies and practices of organized labor groups who may work on our projects

     . Issues arising from shortages in electrical power to us or to our customers, or higher prices for power, which could affect our ability to rent or sell properties, the ability of tenants or buyers to pay for our properties or for the use of our properties, or our ability to conduct our business

     .    Other risks inherent in the real estate business

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     Our primary market risk exposure is interest rate risk; the majority of our financial instruments are not subject to foreign exchange rate risk or commodity price risk. As of September 30, 2001, we did not have any outstanding interest-protection contracts. We intend to continually and actively monitor and manage interest costs on our variable rate debt and may enter into interest rate-protection contracts based on market fluctuations.

     As of September 30, 2001, approximately 69.3% of our debt bore interest at fixed rates with a weighted average maturity of approximately 8.6 years and a weighted average coupon rate of approximately 6.68%, which approximates market. Therefore, unless there were significant decreases in interest rates, the fair value of our fixed-rate debt would not be adversely affected. The remainder of our debt bears interest at variable rates with a weighted average maturity of approximately 2.7 years and a weighted average coupon rate of approximately 5.64% at September 30, 2001. To the extent that we incur additional variable rate indebtness, our exposure to increases in interest rates would increase. If coupon interest rates increased 100 basis points, the annual effect on our financial position and cash flow would be approximately $4.0 million, based on the outstanding balance of our debt at September 30, 2001. This would be offset by interest income on cash balances, which are in short-term floating rate money market investments. We believe, however, that increase in interest expense as a result of inflation would not have a significant effect on our financial position, results of operations, or cash flow.

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

                        CATELLUS DEVELOPMENT CORPORATION




Date:    November 8, 2001                 By: /s/ C. William Hosler
         ----------------------               -------------------------------
                                              C. William Hosler
                                              Senior Vice President
                                              Chief Financial Officer
                                              Principal Financial Officer

Date:    November 8, 2001                 By: /s/ Paul A. Lockie
         ----------------------               -------------------------------
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

3.1B Amendment to Restated Certificate of Incorporation of the Registrant effective July 13, 1993 is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 2000.

3.2 Amended and Restated Bylaws of the Registrant is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 2000.

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

10.4 Amendment to Registrant's Amended and Restated 1991 Stock Option Plan, dated as of September 26, 2001, is attached. The Amended and Restated 1991 Stock Option Plan, as previously amended and restated, is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 1997.

10.5 Amendment to Registrant's Amended and Restated 1995 Stock Option Plan, dated as of September 26, 2001, is attached. The Amended and Restated 1995 Stock Option Plan, as previously amended and restated, is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 1997.

10.6 Amendment to Registrant's Amended and Restated Executive Stock Option Plan, dated as of September 26, 2001, is attached. The Amended and Restated Executive Stock Option Plan, as previously amended and restated, is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 1997.

10.7 Amendment to Registrant's Amended and Restated 1996 Performance Award Plan, dated as of September 26, 2001, is attached. The Amended and Restated 1996 Performance Award Plan, as previously amended and restated, is incorporated by reference to the exhibits to the Form 10-Q for the quarter ended March 31, 1999.

10.8 Amendment to Registrant's 2000 Performance Award Plan, dated as of September 26, 2001, is attached. The 2000 Performance Award Plan is incorporated by reference to the exhibits to the Registrant's proxy statement filed with the Commission on Schedule 14A on March 31, 2000 for the annual stockholders' meeting held on May 2, 2000.

10.9 Registrant's Deferred Compensation Plan is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 1997.

10.10 Second Amended and Restated Employment Agreement dated as of October 1, 1999, between the Registrant and Nelson C. Rising is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 1999.

10.10A Amendment to Second Amended and Restated Employment Agreement dated as of February 7, 2001, between the Registrant and Nelson C. Rising is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 2000.

10.11 Employment Agreement dated July 24, 1995, between the Registrant and Stephen P. Wallace is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 1995.

10.11A Letter Agreement dated November 16, 1996, between the Registrant and Stephen P. Wallace is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 1996.

10.12 Memorandum of Understanding regarding Employment dated February 7, 2001, between the Registrant and Kathleen Smalley is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 2000.

10.13 Memorandum of Understanding regarding Employment dated February 7, 2001, between the Registrant and C. William Hosler is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 2000.

10.14 Memorandum of Understanding regarding Employment dated February 7, 2001, between the Registrant and Timothy J. Beaudin is attached.

10.15 Rights Agreement dated as of December 16, 1999, between the Registrant and American Stock Transfer and Trust Company is incorporated by reference to the exhibits to the Form 8-K as filed with the Commission on December 28, 1999.


       The Registrant has omitted instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10 percent of the assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of such instrument to the Commission upon request.