Form 10-K
period 2001-12-31
CATELLUS DEVELOPMENT CORP
filed 2002-03-25
CIK 865937

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended    Commission file number
                December 31, 2001                         0-18694

                             CATELLUS DEVELOPMENT
                                  CORPORATION
            (Exact name of Registrant as specified in its charter)

                      Delaware                 94-2953477
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

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
                 Title of each class    which registered
                 -------------------    ----------------
              Common Stock, $.01 par    New York and Chicago
                value per share         Stock Exchanges, and
                                        Pacific Exchange

              Preferred Share Purchase  New York and Chicago
                Rights                  Stock Exchanges, and
                                        Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.687 billion on March 7, 2002.

   As of March 7, 2002, there were 86,666,897 issued and outstanding shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III.

================================================================================

                                    PART I

Item 1.  Business

   Catellus Development Corporation (the "Company") is a diversified real estate operating company with a significant portfolio of rental properties and developable land. Operations consist primarily of the management, acquisition, development, and sale of real estate. Our rental properties provide us with a relatively consistent source of earnings. Our development activities provide cash flow through sales of land or the conversion of our developable land to property that is either added to our rental portfolio or sold to tenants, developers, or other users. We invest in new land to ensure our potential for growth.

   We have four primary lines of business: (1) Asset Management Group, which provides management and leasing services for our rental portfolio; (2) Commercial Group, which acquires and develops suburban commercial business parks for our own rental portfolio or for sale to third parties; (3) Residential Group, which acquires and develops suburban residential communities and sells finished lots to homebuilders; and (4) Urban Group, which develops large urban mixed-use sites for our own rental portfolio or for sale to third parties.

   Our company was originally formed to conduct the non-railroad real estate activities of the Santa Fe Pacific Corporation and was spun off to stockholders in 1990. Our railroad heritage has given us a diverse base of developable properties located near transportation corridors in major urban areas. Over time, these properties have proven suitable for a variety of product types (industrial, retail, office, and residential). In addition, we had expanded our business by acquiring land suitable for similar development. We are a traditional corporation rather than a real estate investment trust ("REIT"); thus, we may reinvest our earnings without the minimum dividend requirements of a REIT.

   Our principal office is located at 201 Mission Street, San Francisco, California 94105; our telephone number at that location is (415) 974-4500; and our website address is www.catellus.com.

                              Property Portfolio

Rental Portfolio

   Our rental portfolio is comprised of commercial buildings, ground leases, and interests in several joint ventures. We own 30.9 million square feet of industrial, office, and retail rental buildings. Since the end of 1995, our portfolio has expanded by more than 16 million square feet (120%), primarily through our development process. Approximately 36% of these properties, by square footage, are located in Southern California, 20% in Northern California, 16% in Illinois, 11% in Texas, 6% in Colorado, 4% in Arizona, with the remainder in seven other states. We also own approximately 8,000 acres of land subject to leases and approximately 761,000 square feet of interim-use rental properties intended for development by our Urban Group.

   The following table provides information on our rental portfolio:

                                      Number of
                                      Buildings     Square Feet Owned             Net Book Value
                                    -------------- -------------------- ----------------------------------
                                     December 31,      December 31,                December 31,
                                    -------------- -------------------- ----------------------------------
                                    2001 2000 1999  2001   2000   1999     2001        2000        1999
                                    ---- ---- ---- ------ ------ ------ ----------  ----------  ----------
                                                                (In thousands)
Rental Portfolio
   Industrial...................... 187  198  200  27,594 26,251 22,240 $  943,340  $  874,168  $  739,158
   Office..........................  27   24   24   2,442  1,625  1,622    297,707     205,179     200,760
   Retail..........................  19   21   20     864    880    881     96,263      94,085      92,946
   Ground and other leases.........  --   --   --      --     --     --    142,913      92,803      64,071
   Operating joint ventures........  --   --   --      --     --     --    (13,026)    (16,092)     (2,916)
                                    ---  ---  ---  ------ ------ ------ ----------  ----------  ----------
      Subtotal..................... 233  243  244  30,900 28,756 24,743  1,467,197   1,250,143   1,094,019
                                    ===  ===  ===  ====== ====== ======
      Accumulated depreciation.....                                       (325,130)   (287,039)   (264,213)
                                                                        ----------  ----------  ----------
      Total........................                                     $1,142,067  $  963,104  $  829,806
                                                                        ==========  ==========  ==========

Developable Land Inventory

   We have developable land capable of supporting up to an estimated 42.7 million square feet of commercial development and approximately 10,200 units of residential development as of December 31, 2001. Approximately 97% of the total commercial development potential and 99% of the potential residential lots are entitled. Approximately 69% of the total commercial development potential by square footage is located in seven sub-markets in California: San Francisco, Silicon Valley, San Francisco's East Bay Area, Los Angeles County, Orange County, The Inland Empire (San Bernardino and Riverside counties), and the City of San Diego; approximately 12% in Texas; approximately 10% in Illinois; with the remainder in four other states. All of the residential land for potential development is located in California, with approximately 76% in Northern California and 24% in Southern California.

   The following schedule summarizes the estimated development potential of our land inventory as of December 31, 2001:

                                        Commercial     Residential    Hotel
                                       ------------- --------------- -------
                                       (Square feet) (Lots or units) (Rooms)
    Commercial........................  29,517,000           --         --
    Residential.......................          --        6,967         --
    Urban.............................  13,141,000        3,273        500
                                        ----------       ------        ---
    Total.............................  42,658,000       10,240        500
                                        ==========       ======        ===
    Entitled..........................  41,331,000       10,126        500
    Entitlements/approvals in progress   1,327,000          114         --

   The following table shows the net book value of our developable land inventory for the years presented:

                                             Net Book Value
                                      ----------------------------
                                              December 31,
                                      ----------------------------
                                        2001      2000      1999
                                      --------  --------  --------
                                             (In thousands)
             Commercial.............. $188,527  $174,329  $193,520
             Residential.............   49,614    64,479   116,118
             Urban...................  258,504   366,136   323,859
                                      --------  --------  --------
                Subtotal.............  496,645   604,944   633,497
             Accumulated depreciation   (9,888)  (15,819)  (14,838)
                                      --------  --------  --------
                    Total............ $486,757  $589,125  $618,659
                                      ========  ========  ========

                            Asset Management Group

   The Asset Management Group manages our rental portfolio of industrial, office, retail, ground lease properties, and operating joint ventures. The group provides the following services: (1) leasing and management services; (2) acquisition and sale of rental property for, or from, our portfolio; (3) management and disposition services for our other land holdings; and (4) ground lease management services for a third party before the contract expired in 2000.

   The following table summarizes our rental portfolio property operating income by property type:

                                                   Property Operating Income/(1)/
                                                   -----------------------------
                                                      Year Ended December 31,
                                                   -----------------------------
                                                     2001       2000      1999
                                                   --------   --------  --------
                                                          (In thousands)
Rental Portfolio
   Industrial..................................... $111,409   $ 98,831  $ 76,958
   Office.........................................   24,362     20,228    19,043
   Retail.........................................    9,778     10,511     9,512
   Ground and other leases........................   20,237     14,724    14,474
   Land development...............................    6,432      7,196     5,554
   Equity in earnings of operating joint venture..    8,833      9,809    10,668
                                                   --------   --------  --------
      Total....................................... $181,051   $161,299  $136,209
                                                   ========   ========  ========

--------
/(1) Property operating income is rental revenue less property operating costs.
     /

Building Inventory

   The following table summarizes our building inventory as of December 31, 2001:

                                                                              Year-End
                       Rentable Square Year                                   Building
City             State      Feet       Built          Major Tenant           Occupancy %
----             ----- --------------- ----- ------------------------------- -----------
Denver            CO       360,118     2001  Aspen Pet Products Inc.             100%
Denver            CO       350,969     2001  United Stationers Supply Co.         88%
Woodridge         IL       167,529     2001  Metro Exhibit                        74%
Denver            CO       160,750     2001  Loving Kayman LLC                   100%
Broomfield        CO       121,461     2001  American Skandia Life Assurance     100%
Ontario           CA       120,620     2001  Scripto Tokai                       100%
Fremont           CA       100,528     2001  Level 3 Communications Inc.         100%
Fremont           CA        65,332     2001  Level 3 Communications Inc.         100%
Emeryville        CA        23,923     2001  Michaels                            100%
Woodridge         IL       513,674     2000  Prairie Packaging, Inc.             100%
Ontario           CA       504,530     2000  New Balance Athletic Shoe           100%
Rancho Cucamonga  CA       443,190     2000  APL Logistics, Inc.                 100%
Rancho Cucamonga  CA       441,970     2000  APL Logistics, Inc.                 100%
Grand Prairie     TX       422,622     2000  APL Logistics, Inc.                 100%
Ontario           CA       373,283     2000  The Hain Food Group                 100%
Woodridge         IL       367,999     2000  Central American Distribution       100%
Ontario           CA       359,996     2000  The Gillette Company                100%
Woodridge         IL       263,007     2000  Corporate Express Office Prods.     100%
Oakland           CA       147,500     2000  United States Postal Service        100%
Rancho Cucamonga  CA        56,490     2000  Carpenter Technology                100%
Woodridge         IL       532,560     1999  The Gillette Company                100%
Grand Prairie     TX       423,700     1999  APL Logistics, Inc.                 100%
Romeoville        IL       402,266     1999  APL Logistics, Inc.                 100%
Woodridge         IL       396,489     1999  Central American Warehouse          100%
Woodridge         IL       351,799     1999  Central American Warehouse          100%
Grand Prairie     TX       343,200     1999  APL Logistics, Inc                  100%
Fremont           CA       187,168     1999  Peripheral Computer Support         100%
Portland          OR       180,000     1999  Spicers Paper, Inc.                 100%
Louisville        KY       166,600     1999  Clark Material Handling             100%

                                                                               Year-End
                         Rentable Square Year                                  Building
City               State      Feet       Built          Major Tenant          Occupancy %
----               ----- --------------- ----- ------------------------------ -----------
Woodridge           IL        165,127    1999  Plastic Film Corp of America       100%
Portland            OR        165,000    1999  Synetics Solutions Inc.            100%
Denver              CO        156,139    1999  Marriott Distribution Services     100%
Woodridge           IL        114,591    1999  Packaging Consultants              100%
Portland            OR        103,500    1999  Fujicolor                           44%
Richmond            CA         88,845    1999  Dicon Fiberoptics, Inc.             57%
Fremont             CA         60,000    1999  Fiberstars, Inc.                   100%
Fremont             CA         53,395    1999  Sonic Mfg. Technologies            100%
Richmond            CA         42,500    1999  Dicon Fiberoptics, Inc.            100%
Ontario             CA        526,408    1998  Sweetheart Holdings, Inc.           75%
Stockton            CA        500,199    1998  APL Logistics, Inc.                100%
Denver              CO        325,972    1998  Quantum Logistics, Inc.            100%
Woodridge           IL        240,280    1998  APL Logistics, Inc.                100%
City of Industry    CA        183,855    1998  Liberty Glove Inc.                 100%
Oakland             CA        176,826    1998  Public Storage Pick Up &           100%
                                                 Delivery
Woodridge           CA        158,871    1998  Athena Industries, Inc.            100%
City of Industry    CA        140,380    1998  Graybar Electric Company           100%
City of Industry    CA        138,124    1998  Unipac Shipping Co.                100%
Santa Fe Springs    CA        130,421    1998  R.A. Phillips Industries           100%
Denver              CO        129,442    1998  Callisto Corporation               100%
City of Industry    CA        109,448    1998  Playhut, Inc.                      100%
Fremont             CA        102,626    1998  Mouse Systems                      100%
Fremont             CA        476,177    1997  Office Depot, Inc.                 100%
Aberdeen            MD        470,707    1997  Saks Fifth Avenue                  100%
City of Industry    CA        298,050    1997  Viewsonic Corporation              100%
Union City          CA        234,588    1997  Spicers Paper, Inc.                100%
Garland             TX        227,023    1997  Interceramic, Inc                  100%
Garland             TX        226,906    1997  Ascendant Solutions                100%
Ontario             CA        180,608    1997  Tyco Healthcare Group              100%
Fremont             CA        174,460    1997  Galgon Industries, Inc.            100%
Anaheim             CA        130,466    1997  Anixter Inc.                       100%
Fremont             CA        127,452    1997  Victron, Inc.                      100%
Ontario             CA         37,000    1997  Los Angeles Times Communic.        100%
City of Industry    CA        230,992    1996  Owens & Minor West, Inc.           100%
Ontario             CA        201,454    1996  Mclane Company, Inc.               100%
Fremont             CA        158,400    1996  Home Depot USA, Inc.               100%
Oklahoma City       OK        124,905    1996  Mackie Automotive Systems          100%
Fremont             CA        114,948    1996  Exhibitgroup, Inc.                 100%
Fremont             CA         94,080    1996  Galgon Industries, Inc.            100%
Vernon              CA         41,712    1996  Lucky Brand Dungarees              100%
Vernon              CA         30,840    1996  Hanju, Inc.                        100%
Vernon              CA         27,798    1996  Lucky Brand Dungarees              100%
Ontario             CA        300,136    1995  Dunlop Tire Corporation            100%
Santa Fe Springs    CA        100,000    1995  Spicers Paper, Inc.                100%

                           ----------          ------------------------------ -----------
-------------------
Subtotal 1995-2001         16,169,924          (73 Buildings)                      98%
                           ----------          ------------------------------ -----------
-------------------
Grove City          OH        300,211    1994  Valley Industries, LLC             100%
Garland             TX        262,000    1994  Interceramic, Inc.                 100%
Emeryville          CA        117,000    1994  KMart Corporation                  100%

                                                                              Year-End
                         Rentable Square Year                                 Building
City               State      Feet       Built         Major Tenant          Occupancy %
----               ----- --------------- ----- ----------------------------- -----------
Emeryville          CA        102,501    1994  Home Depot USA, Inc.              100%
Fullerton           CA        100,000    1994  Adams Rite Aerospace, Inc.        100%
Emeryville          CA         96,954    1994  Sportmart, Inc.                   100%
Emeryville          CA         59,195    1994  Pak 'N Save                       100%
Anaheim             CA         17,575    1994  Los Angeles Times Communic.       100%
Emeryville          CA          4,897    1994  Mattress Discounters              100%
Emeryville          CA          3,561    1994  The Casual Male Inc.              100%
Emeryville          CA          3,537    1994  ABS Distributors, LLC             100%
Grove City          OH        360,412    1993  Lennox Industries Inc.             84%
Grove City          OH        305,268    1993  McGraw Hill, Inc.                 100%
Woodridge           IL        261,400    1993  Dollar Tree Stores, Inc.          100%
Ontario             CA        149,406    1992  THMX Holdings, LLC                100%
Livermore           CA        148,440    1992  Owen & Minor West, Inc.           100%
Woodridge           IL        148,416    1992  VSA, Inc.                         100%
Anaheim             CA        130,595    1992  Micro Technology, Inc.            100%
Anaheim             CA         79,846    1992  Partition Installations           100%
Vernon              CA         47,000    1992  John S. Dull & Associates         100%
Anaheim             CA         36,800    1992  SCP Superior Acquisition Co.      100%
Anaheim             CA         26,200    1992  S-B Power Tool Company            100%
City of Industry    CA        449,049    1991  Circuit City Stores, Inc.         100%
Woodridge           IL        265,057    1991  Sportmart Inc.                    100%
Woodridge           IL        116,544    1991  Argo Turboseve Corp.               80%
Union City          CA        105,408    1991  California Supply North           100%
Woodridge           IL         97,964    1991  Argonne National Laboratory       100%
Vernon              CA         49,250    1991  Brambles Information Mgmt.        100%
Santa Fe Springs    CA         41,921    1991  U.S. Truck Driving School          90%
Santa Fe Springs    CA         35,973    1991  Hotchkis Performance               90%
Vernon              CA         30,840    1991  Alto Products                     100%
Santa Fe Springs    CA         30,418    1991  Chang, J. & Chun, Ansik            67%
Santa Fe Springs    CA         14,644    1991  Marinco Electric                   90%
Santa Fe Springs    CA         11,814    1991  Unique And Casual                  65%
Ontario             CA        412,944    1990  Cott Beverages USA, Inc.          100%
Santa Fe Springs    CA        237,814    1990  La Salle Paper Company            100%
Garland             TX        200,000    1990  Sears Logistics Services          100%
Tempe               AZ        165,646    1990  Vacant                              0%
Ontario             CA        141,150    1990  Pacific Trading And Marketing     100%
Livermore           CA        131,128    1990  Nature Kist                        68%
Union City          CA        116,993    1990  Tyco Printed Circuit Group        100%
Anaheim             CA         94,086    1990  Alliance Imaging, Inc              48%
Corona              CA         70,103    1990  Jeff Bruntjens Action Auto         93%
Corona              CA         61,724    1990  RCI Management                     97%
Vernon              CA         48,187    1990  Mister S                          100%
Vernon              CA         26,923    1990  Barth And Dreyfuss                100%
Vernon              CA         26,653    1990  Maruhana U.S.A. Corp.             100%
                            ---------          ----------------------------- -----------
-------------------
Subtotal 1990-1994          5,743,447          (47 Buildings)                     94%
                            ---------          ----------------------------- -----------
-------------------

                                                                                Year-End
                       Rentable Square Year                                     Building
City             State      Feet       Built           Major Tenant            Occupancy %
----             ----- --------------- ----- --------------------------------- -----------
Stockton          CA       435,609     1989  Ralphs Grocery Company                 85%
Ontario           CA       405,864     1989  Specialty Merchandise                 100%
Santa Ana         CA        66,106     1989  County of Orange                      100%
Anaheim           CA        39,285     1989  V & M Restoration                     100%
Anaheim           CA        28,185     1989  Shaxon Industries                     100%
Santa Ana         CA        24,968     1989  Quanterra Incorporate                 100%
Anaheim           CA        24,955     1989  Specification Seals Co.               100%
Anaheim           AZ        20,705     1989  Automation Products                   100%
Phoenix           CA       206,263     1988  Freeport Logistics, Inc               100%
Vernon            AZ       137,307     1988  Pepboys of California                 100%
Tempe             CA       133,291     1988  EGL, Eagle Global Log                 100%
Carson            CA       133,240     1988  F.R.T. International                  100%
Carson            CA       118,545     1988  Expeditors International              100%
Union City        CA       115,200     1988  California Equipment Distributors     100%
Livermore         CA        92,022     1988  Trans Western Polymers                100%
Vernon            CA        85,349     1988  Saldana, Jeronimo C.                   79%
Union City        CA        82,944     1988  Orthopedic Systems, Inc.              100%
Union City        CA        77,760     1988  NRT                                   100%
Livermore         CA        76,800     1988  Trans Western Polymers                100%
Tustin            CA        69,763     1988  Terumo Medical Corporation            100%
Tustin            CA        59,505     1988  Vitalcom, Inc.                        100%
Northridge        CA        56,806     1988  101Communications LLC                 100%
Orange            CA        54,177     1988  Freedom Communications                100%
Northridge        CA        53,292     1988  Infolink Screening Services            67%
Northridge        CA        43,117     1988  Physician Support Systems             100%
Santa Ana         CA        36,225     1988  Applied Industrial Technology         100%
Los Angeles       CA        31,311     1988  Tanimura Distributing                 100%
Stockton          CA       314,392     1987  Ralphs Grocery Company                100%
Phoenix           AZ       221,116     1987  Packaging Resources Inc.              100%
Santa Fe Springs  CA        98,882     1987  Galleher Hardwood Company             100%
Union City        CA        88,704     1987  Am Pac Tire Distribution               62%
Union City        CA        86,496     1987  Logitech, Inc.                        100%
Santa Fe Springs  CA        70,756     1987  Atlantic, Inc.                        100%
Anaheim           CA        52,195     1987  Vacant                                  0%
Anaheim           CA        51,153     1987  Meiho Technology, Inc                 100%
Union City        CA        44,909     1987  EXP Pharmaceutical Waste Mgmt.        100%
Anaheim           CA        40,640     1987  Nelco Products, Inc.                  100%
Anaheim           CA        32,074     1987  Saint Gobain Industries               100%
Los Angeles       CA        30,104     1987  Tanimura Distributing                 100%
La Mirada         CA       220,000     1986  Mohawk Industries, Inc.               100%
Union City        CA       126,144     1986  Vacant                                  0%
Tempe             AZ       111,337     1986  Vacant                                  0%
Orange            CA       108,222     1986  Data Aire, Inc.                       100%
Tempe             AZ        93,366     1986  Southern Wine & Spirits               100%
Vernon            CA        77,184     1986  Jade Apparel, Inc.                    100%
Tustin            CA        75,226     1986  Scantron Corporation                  100%

                                                                               Year-End
                         Rentable Square Year                                  Building
City               State      Feet       Built          Major Tenant          Occupancy %
----               ----- --------------- ----- ------------------------------ -----------
San Jose            CA         70,903    1986  Aon Consulting, Inc.                 94%
San Jose            CA         69,956    1986  Puma Technology Inc.                100%
Northridge          CA         61,536    1986  Reynolds And Reynolds                48%
Orange              CA         42,918    1986  FYI, Inc.                           100%
Orange              CA         40,000    1986  Control Air Conditioning Corp.      100%
Orange              CA         35,000    1986  Cano Container Corporation          100%
Vernon              CA         28,875    1986  Master Knits USA, Inc               100%
Fullerton           CA        268,254    1985  Apace Moving Systems                 46%
San Jose            CA         77,092    1985  MCI Worldcom Communications         100%
San Jose            CA         71,514    1985  Parametric Technology                93%
San Jose            CA         69,956    1985  Copithorne & Bellows                100%
San Jose            CA         68,474    1985  MCI Worldcom Communications         100%
Fullerton           CA         50,000    1985  Sonic Air Systems, Inc.             100%
Anaheim             CA         20,000    1985  Vacant                                0%
Anaheim             CA         12,307    1985  Alliance Imaging                    100%
Anaheim             CA         10,668    1985  Koosharem Corporation               100%
------------------         ----------          ------------------------------ -----------
Subtotal 1985-1989          5,648,947          (62 Buildings)                       89%
------------------         ----------          ------------------------------ -----------
Subtotal pre-1985           3,337,701          (51 Buildings)                       88%
------------------         ----------          ------------------------------ -----------
TOTAL                      30,900,019          (233 Buildings)                   94.40%
==================         ==========          ============================== ===========

Building Occupancy

   The rental buildings were 94.4% leased as of December 31, 2001, with the vacant space predominately in our older buildings. Fifty-two percent of the rental buildings in our portfolio were constructed between 1995 and 2001, 19% between 1990 and 1994, 18% between 1985 and 1989, with the remainder built prior to 1985. Our goal is to continually upgrade the quality of our portfolio, and we have identified older buildings and other properties likely to be sold over time.

   Leasing. The following table summarizes our leasing statistics for our rental portfolio:

                                            As of December 31,
                                        -------------------------
                                         2001      2000    1999
                                        ------    ------  ------
                                        (Square feet in thousands
                 Industrial Buildings
                    Square feet owned.. 27,594    26,251  22,240
                    Square feet leased. 26,103    25,143  20,824
                    Percent leased.....   94.6%     95.8%   93.6%
                 Office Buildings
                    Square feet owned..  2,442     1,625   1,622
                    Square feet leased.  2,260     1,513   1,508
                    Percent leased.....   92.5%     93.1%   93.0%
                 Retail Buildings
                    Square feet owned..    864       880     881
                    Square feet leased.    820       856     827
                    Percent leased.....   94.9%     97.3%   93.9%
                 Total
                    Square feet owned.. 30,900    28,756  24,743
                    Square feet leased. 29,183    27,512  23,159
                    Percent leased.....   94.4%     95.7%   93.6%

   Lease Expirations. The following table summarizes our lease expirations in our rental portfolio as of December 31, 2001:

                           2002   2003   2004   2005   2006   2007   2008 2009   2010   Thereafter
                           -----  -----  -----  -----  -----  -----  ---- -----  -----  ----------
Percent...................  11.3%  12.6%  13.7%  15.3%  10.2%   4.0% 2.0%   4.3%   8.4%    18.2%
Square feet (in thousands) 3,285  3,665  4,004  4,451  2,964  1,176  586  1,255  2,454    5,343

   Approximately 198,000 square feet of month-to-month leases are shown as expiring in 2002.

Rental Portfolio

   Following is a discussion of our rental portfolio by property type:

Industrial Buildings

   At December 31, 2001, our rental portfolio includes 187 industrial buildings aggregating 27.6 million square feet that were 94.6% leased.

   The following table summarizes the industrial buildings in our rental portfolio as of, or for, the year ended
December 31, 2001:

                                                         Property  Property
                          Number                         Operating Operating
                       of Buildings Square Feet Revenues   Costs    Income
                       ------------ ----------- -------- --------- ---------
                          (In thousands, except for number of buildings)
   Southern California      99        10,385    $ 58,275  $12,048  $ 46,227
   Northern California      37         5,058      36,491    7,590    28,901
   Illinois...........      16         4,466      20,023    5,198    14,825
   Texas..............       9         2,613      10,896    2,485     8,411
   Colorado...........       6         1,483       6,970    1,706     5,264
   Arizona............       9         1,133       4,280    2,008     2,272
   Oregon.............       3           449       2,437      448     1,989
   Other..............       8         2,007       4,449      929     3,520
                           ---        ------    --------  -------  --------
          Total.......     187        27,594    $143,821  $32,412  $111,409
                           ===        ======    ========  =======  ========

   The following table summarizes the lease expirations for our industrial buildings as of December 31, 2001:

                           2002   2003   2004   2005   2006   2007 2008 2009   2010   Thereafter
                           -----  -----  -----  -----  -----  ---- ---- -----  -----  ----------
Percent...................  10.5%  12.6%  13.4%  14.8%  10.7% 3.8% 2.0%   4.3%   9.3%    18.6%
Square feet (in thousands) 2,731  3,296  3,508  3,857  2,790  997  513  1,111  2,423    4,877

   Of the 2,731,000 square feet of leased industrial space that is scheduled to expire in 2002, 38% is located in Southern California, 31% in Illinois, 17% in Northern California, with the remainder in eight other states. Approximately 141,000 square feet of month-to-month leases are shown as expiring in 2002.

   In 2001, we constructed, completed, and added to our rental portfolio 1.3 million square feet of industrial buildings. In addition, during the years, we purchased 0.5 million square feet and sold 0.5 million square feet of industrial buildings.

Office Buildings

   At December 31, 2001, our rental portfolio includes 27 office buildings aggregating 2.4 million square feet that were 92.5% leased.

   The following table summarizes the office buildings in our rental portfolio as of, or for, the year ended December 31, 2001:

                            Number                    Property  Property
                              of      Square          Operating Operating
                           Buildings   Feet  Revenues   Costs    Income
                           ---------  ------ -------- --------- ---------
                           (In thousands, except for number of buildings)
       Northern California    10        526  $13,578   $ 4,324   $ 9,254
       Illinois...........     2        468   11,864     6,365     5,499
       Southern California    11        575    8,645     3,790     4,855
       Texas..............     2        695    4,528     2,170     2,358
       Colorado...........     1        121    2,430       523     1,907
       Oregon.............     1         57      953       464       489
                              --      -----  -------   -------   -------
              Totals......    27      2,442  $41,998   $17,636   $24,362
                              ==      =====  =======   =======   =======

   The following table summarizes the lease expirations for our office buildings as of December 31, 2001:

                           2002  2003  2004  2005  2006 2007 2008 2009 2010 Thereafter
                           ----  ----  ----  ----  ---- ---- ---- ---- ---- ----------
Percent................... 21.8% 12.9% 17.1% 24.2% 4.7% 7.9% 1.2% 1.4%  0%     8.8%
Square feet (in thousands)  492   291   386   548  106  179   27   30   1      200

   Of the 492,000 square feet of leased office space scheduled to expire in 2002, 45% is located in Northern California and 24% in Southern California. Approximately 46,000 square feet of month-to-month leases are shown as expiring in 2002.

   In 2001, we completed and added to our rental portfolio a 121,000-square-foot office building and purchased two office buildings totaling 698,000 square feet.

Retail Buildings

   At December 31, 2001, our rental portfolio includes 19 retail buildings aggregating 864,000 square feet that were 94.9% leased.

   The following table summarizes the retail buildings in our rental portfolio as of, or for, the year ended December 31, 2001:

                                                      Property  Property
                           Number of  Square          Operating Operating
                           Buildings   Feet  Revenues   Costs    Income
                           ---------  ------ -------- --------- ---------
                           (In thousands, except for number of buildings)
       Northern California     9       481   $ 7,923   $2,336    $5,587
       Southern California     7       246     4,079    1,116     2,963
       Colorado...........     1       100     1,505      614       891
       Oregon.............     2        37       543      206       337
                              --       ---   -------   ------    ------
       Totals.............    19       864   $14,050   $4,272    $9,778
                              ==       ===   =======   ======    ======

   The following table summarizes the lease expirations for our retail buildings as of December 31, 2001:

                           2002 2003 2004  2005 2006 2007 2008 2009  2010 Thereafter
                           ---- ---- ----  ---- ---- ---- ---- ----  ---- ----------
Percent................... 7.6% 9.6% 13.4% 5.6% 8.3%  0%  5.7% 13.9% 3.6%    32.3%
Square feet (in thousands)  62   79   110   46   68   0    46   114   30      265

   Of the 62,000 square feet of leased retail space scheduled to expire in 2002, 80% is in Southern California, 13% in Colorado, and 6% in Northern California. Approximately 11,000 square feet of month-to-month leases are shown as expiring in 2002. In 2001, we completed and added to our portfolio a 24,000-square-foot retail building and sold 40,000 square feet of older retail buildings.

Ground Leases

   We own approximately 8,000 acres of ground leases, some of which are being marketed for sale.

   The following table summarizes our ground leases for the year ended December 31, 2001:

                                             Property  Property
                                             Operating Operating
                                    Revenues   Costs    Income
                                    -------- --------- ---------
                                           (In thousands)
                Southern California $ 9,706   $1,471    $ 8,235
                Northern California   9,496      822      8,674
                Other states.......   3,754      426      3,328
                                    -------   ------    -------
                       Totals...... $22,956   $2,719    $20,237
                                    =======   ======    =======

  Land Development

   In addition to 30.9 million square feet of buildings in our rental portfolio, we also own interim-use properties that we intend to convert to land development by our Urban Group. As of December 31, 2001, our interim-use land development portfolio included 16 buildings aggregating approximately 761,000 square feet. At December 31, 2001, the portfolio was 92.2% leased. We expect that the level of income generated from this category will decline as land development occurs over the next several years.

   The following table summarizes our interim-use land development buildings as of, or for, the year ended December 31, 2001:

                                                           Property  Property
                        Number                             Operating Operating
                     of Buildings Square Feet (1) Revenues   Costs    Income
                     ------------ --------------- -------- --------- ---------
                          (In thousands, except for number of buildings)
 Northern California      11            628       $ 5,987   $1,756    $4,231
 Southern California       5            133         6,069    3,868     2,201
                          --            ---       -------   ------    ------
        Totals......      16            761       $12,056   $5,624    $6,432
                          ==            ===       =======   ======    ======

--------
/(1) Interim-use land development buildings are not included in the total square feet of rental portfolio. /

  Rental Operating Joint Venture Portfolio

   The Asset Management Group had direct or indirect equity interests in four joint ventures that owned rental properties during the year. These joint ventures provided us with cash distributions of $5.7 million and earnings of $8.8 million for the year ended December 31, 2001. We also own direct or indirect equity interests in development joint ventures. For the year ended December 31, 2001, these development joint ventures provided us with cash distributions of $38 million and earnings of $26 million, primarily from our Residential Group joint venture interests. We owned joint venture interests in the following operating properties, except for the apartment joint venture whose assets were sold (as noted), for the years presented.

                                                         Equity in Earnings
                                                       -----------------------
                                                       Year Ended December 31,
                                                       -----------------------
                     No. of                  Ownership
                    Ventures      Size       Interest   2001    2000    1999
                    -------- --------------- --------- ------  ------  -------
                                                           (In thousands)
  Hotel(1).........    3       1,937 rooms     16-50%  $8,570  $9,835  $10,567
  Office...........    1     202,000 sq. ft.      67%     263     (26)      67
  Apartments(2)....    1        387 units         50%      --      --       34
                       -                               ------  ------  -------
         Total.....    5                               $8,833  $9,809  $10,668
                       =                               ======  ======  =======

--------
/(1) Includes a hotel parking lot joint venture. /
/(2) Sold in February 1999. /

Sales

   During 2001, we sold property from our rental portfolio. Of the gain in 2001, approximately $5.0 million came from the sale, to the respective tenants, of older buildings, built from 1937 to 1994, comprising 156,000 square feet; approximately $19.0 million from the sale to investors of multi-tenant buildings comprising 350,000 square feet, which were built in the 1970s and 1980s and have an average tenant size of less than 8,000 square feet; and approximately $17.0 million from the sale of approximately 1,100 acres of land subject to ground leases, mostly pursuant to the exercise of purchase options.

   The following table summarizes the sales of our rental properties for the periods presented:

                                          Year Ended December 31,
                                       ----------------------------
                                         2001      2000      1999
                                       --------  --------  --------
                                              (In thousands)
            Sales..................... $ 71,818  $ 89,323  $ 91,020
            Cost of sales.............  (30,744)  (46,410)  (61,205)
                                       --------  --------  --------
               Gain...................   41,074    42,913    29,815
            Depreciation recapture....  (11,428)  (14,519)   (4,354)
                                       --------  --------  --------
               Gain on property sales. $ 29,646  $ 28,394  $ 25,461
                                       ========  ========  ========

   Gain on property sales, including the reduction for depreciation recapture, is a component of our calculation of EBDDT. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 34 of this Form 10-K for more information regarding our sales activity.

Other Land Holdings

   As of December 31, 2001, we owned approximately 356,000 acres of land in the Southern California desert. The ownership of these desert properties is the result of historical land grants to our railroad predecessors. Because of its location, lack of contiguity among parcels, and other factors, much of this land is not currently suitable for traditional development activities. We have assessed the desert portfolio to explore the potential for agricultural, mineral, water, telecommunications, energy, and waste management uses for this property and concluded that the land, although valuable, does not fit within our overall corporate strategy.

   Since December 31, 1998, our portfolio of desert holdings has declined from approximately 784,000 to 356,000 acres, primarily as a result of sales activity. In 2000, we sold approximately 437,000 acres of desert holdings and 20,000 acres of severed mineral rights to the federal government, through an agreement with The Wildlands Conservancy ("TWC"), for $45.1 million. In late 2001, we amended our agreement with TWC to provide for additional, future sales of approximately 170,000 acres of desert land for approximately $13.6 million. These sales are scheduled to close in 2002, subject to extension rights, and would conclude our agreement with TWC.

   See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Gain on Non-Strategic Asset Sales" of this Form 10-K for information regarding the aggregate total of non-strategic asset sales.

   We will continue to pursue additional sale, lease, or exchange opportunities involving public and private buyers, as well as other arrangements to maximize the value of this land. These large-sale transactions are often complicated and, therefore, may take a significant amount of time to complete.

Sales

   The following table summarizes our sales of other land holdings for the periods presented:

                                   Year Ended December 31,
                                  ------------------------
                                   2001    2000     1999
                                  ------  -------  -------
                                       (In thousands)
                    Sales........ $4,161  $50,759  $10,576
                    Cost of sales   (252)  (4,480)  (3,773)
                                  ------  -------  -------
                       Gain...... $3,909  $46,279  $ 6,803
                                  ======  =======  =======

                               Commercial Group

   The Commercial Group develops suburban commercial business parks on land we have acquired or was a part of our historic portfolio. Our commercial development activities include: (1) the acquisition and entitlement of commercial land sites; (2) the construction of buildings, on land we own, for sale to users; (3) the construction of pre-leased buildings and speculative buildings to be added to our rental portfolio, some of which may be subject to tenant purchase options; (4) the construction of buildings for sale to investors; and (5) the sale of land to third parties for their own development. In certain instances, we have generated development and management fees from design-build services and construction management services.

   In 2001, we commenced construction on 4.7 million square feet of new commercial development and completed approximately 2.1 million square feet of construction. Of the completed development, 1.5 million square feet was added to our rental portfolio and the remainder was sold. As of December 31, 2001, we had approximately 6.1 million square feet under construction by the Commercial Group that is scheduled to be added to our rental portfolio upon completion, although certain of these properties may be sold.

Sales

   During 2001, we sold improved land capable of supporting 3.4 million square feet of commercial development and four newly constructed buildings totaling 601,000 square feet.

   The following table summarizes sales of our commercial development properties in the periods presented:

                                                     Year Ended December 31,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
                                                         (In thousands)
 Sales........................................... $ 75,686  $ 68,951  $ 94,072
 Cost of sales...................................  (50,896)  (52,415)  (76,845)
                                                  --------  --------  --------
    Gain on property sales.......................   24,790    16,536    17,227
 Equity in earnings of development joint ventures        9        13       (23)
                                                  --------  --------  --------
    Total gain on property sales................. $ 24,799  $ 16,549  $ 17,204
                                                  ========  ========  ========

   Of the total 2001 gain, approximately $12.0 million came from land sales to developers and other users in our suburban business parks and approximately $10.5 million came from build-to-sell or build-to-suit transactions with the exercise of purchase options.

   See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" of this Form 10-K for more information regarding our sales activity.

Development Land Inventory

   Our existing developable land can support an estimated 29.5 million square feet of new development (approximately 28.2 million square feet of which is entitled).

   In 2001, we invested approximately $17.0 million in the acquisition of land capable of supporting approximately 5.6 million square feet of commercial development, including land capable of supporting 1.8 million square feet of development that we subsequently sold in 2001.

   The following table summarizes our commercial development land inventory activity by location as of, or for, the year ended December 31, 2001:

                                                                         Ground
                                    Potential                            Leases               Potential
                                   Development Transfers                  and                Development % of    Book
Region/State/City                   12/31/00      (1)       Acquisitions Sales   Development  12/31/01   Total   Value
-----------------                  ----------- ---------    ------------ ------  ----------- ----------- -----  --------
                                                                      (In thousands)
Southern California
   City of Industry...............       33         --            --        (33)       --          --           $     --
   Rancho Cucamonga...............      792         20            --         --        --         812              6,645
   Ontario........................    2,274         10            --       (268)       --       2,016              2,590
   Anaheim........................       78          1            --        (35)       --          44              2,549
   Northridge.....................       44         --            --         --        --          44                199
   Perris.........................       --         --         1,780     (1,780)       --          --                 --
   Ontario (Kaiser)...............    6,000      3,000/(2)/       --         --    (1,437)      7,563             43,605
                                     ------      -----         -----     ------    ------      ------    -----  --------
Subtotal Southern California......    9,221      3,031         1,780     (2,116)   (1,437)     10,479     35.5% $ 55,588
                                     ------      -----         -----     ------    ------      ------    -----  --------
Northern California
   Alameda........................       --         --         1,300         --        --       1,300                965
   Richmond.......................       89         --            --         --        --          89              1,202
   Fremont........................    7,155         --            --     (3,400)       --       3,755             35,828
   Union City.....................      335         --            --       (335)       --          --                 --
   Manteca........................       --         --         1,150         --      (608)        542              2,811
                                     ------      -----         -----     ------    ------      ------    -----  --------
Subtotal Northern California......    7,579         --         2,450     (3,735)     (608)      5,686     19.3% $ 40,806
                                     ------      -----         -----     ------    ------      ------    -----  --------
Total in California...............   16,800      3,031         4,230     (5,851)   (2,045)     16,165     54.8% $ 96,394
                                     ------      -----         -----     ------    ------      ------    -----  --------
Illinois
   Woodridge......................      934         90            50        (98)       --         976              8,225
   Glenview.......................      925       (112)           --       (133)       --         680              2,516
   Romeoville.....................      964         95            --        (90)     (521)        448                103
   Minooka........................    1,400        124         1,220         --    (1,034)      1,710              2,151
   Joliet.........................      431         --            --        (61)       --         370                 85
                                     ------      -----         -----     ------    ------      ------    -----  --------
Subtotal Illinois.................    4,654        197         1,270       (382)   (1,555)      4,184     14.2% $ 13,080
                                     ------      -----         -----     ------    ------      ------    -----  --------
Texas
   Coppell........................    1,718       (311)           --       (287)       --       1,120             11,226
   Garland........................      983         --            --         --        --         983              3,042
   Grand Prairie..................      814         --            --         --        --         814              2,912
   Houston........................    1,969         --            --         --        --       1,969              1,257
   Plano..........................      575         --            67         --      (274)        368                583
                                     ------      -----         -----     ------    ------      ------    -----  --------
Subtotal Texas....................    6,059       (311)           67       (287)     (274)      5,254     17.8% $ 19,020
                                     ------      -----         -----     ------    ------      ------    -----  --------
Other
   Denver, CO.....................    1,130        401            --         --      (606)        925             18,231
   Westminster, CO................      674         11            --         --        --         685             19,363
   Louisville, KY.................      602        (57)           --         --        --         545              1,678
   Oklahoma City, OK..............      576       (276)           --         --        --         300                 46
   Portland, OR...................    1,917        (10)           --       (267)     (181)      1,459             12,147
   Tucson, AZ.....................       --         --            74         --       (74)         --
                                     ------      -----         -----     ------    ------      ------    -----  --------
Total Outside of California.......   15,612        (45)        1,411       (936)   (2,690)     13,352     45.2% $ 83,565
                                     ------      -----         -----     ------    ------      ------    -----  --------
Total.............................   32,412      2,986         5,641     (6,787)   (4,735)     29,517    100.0% $179,959
                                     ======      =====         =====     ======    ======      ======    =====  ========
Entitled..........................   31,085                                                    28,190
Entitlements/approvals in progress    1,327                                                     1,327
Other.............................                                                                                 8,568
                                                                                                                --------
Total.............................                                                                              $188,527
                                                                                                                ========

--------
/(1)/ Includes revisions to estimates of potential development or transfers of property between commercial development and other categories of property. /(2)/ The original land use plan included land entitled for a truck stop. In
      2001, the land use plan was revised to remove the truck stop, and the revised entitlement allows for additional vertical development.

   The following is a brief summary of some of the significant suburban commercial development projects and development activities.

   Pacific Commons, Fremont, California. This is one of our largest development projects and also one of the largest planned business parks in Silicon Valley. The project, which is adjacent to Interstate 880 sixteen miles north of San Jose, consists of 870 acres, of which approximately 375 acres are planned for development. In 2000, we finalized entitlements with the certification of a Supplemental Environmental Impact Report for the 8.3 million-square-foot business park, reflecting species and wetlands mitigation measures agreed to with various government agencies. Since inception, we have developed, constructed, sold, or leased approximately 1,015,000 square feet of R&D, light industrial, and warehouse properties at Pacific Commons and an additional 106,000 square feet are currently under construction.

   During 2001, we signed a 34-year ground lease with a subsidiary of Cisco Systems for up to 3.4 million square feet of entitlements, located on approximately 143 acres at Pacific Commons. The transaction includes a development and construction management contract, purchase options, and Cisco's agreement to fund $34 million of infrastructure costs. During 2001, we received two installment payments from Cisco totaling $104.8 million that will be recognized as income on a straight-line basis over the 34-year lease term. This ground lease will contribute over $3.0 million in property operating income on an annual basis.

   Kaiser Commerce Center, Ontario, California. In 2000, one of our wholly owned subsidiaries acquired this former steel mill site in Ontario, California, located in the heart of one of the nation's most active distribution centers near the intersection of Interstates 15 and 10. The property is served by both Union Pacific and Burlington Northern Santa Fe railroads and is 6 miles from the Ontario International Airport. Plans for the development include a 9 million-square-foot industrial park. During 2001, we started construction at this site on 1.4 million square feet of build-to-suit warehouse/distribution facility.

   Fleet Industrial Supply Center, Alameda Annex, and Alameda Naval Air Station, East Housing, Alameda, California. In 1998, we were selected by the City of Alameda, California, as the master developer for the former 145-acre U.S. Navy Fleet Industrial Supply Center, Alameda Annex, and the adjacent 70-acre portion of the former Alameda Naval Air Station. In June 2001, we were granted entitlements to develop up to 1.3 million square feet of commercial space and approximately 500 single family homes. The commercial portion of the Alameda development is divided into six land purchase phases of approximately 14 acres each. Purchases are staged every two years, starting in 2002, but can be delayed by market conditions like the ones we are currently experiencing. Under the agreement, the City of Alameda must deliver the land with environmental remediation and demolition of existing structures completed, and the City of Alameda must build all backbone infrastructure.

                               Residential Group

   The Residential Group develops large-scale suburban residential communities and sells finished lots to homebuilders. Property is either acquired directly or through a joint venture with a third party.

   From 1996 through mid-2000, the Residential Group was actively involved in the merchant housing (homebuilding) business. Because of competitive forces and the high-volume, low-margin nature of the homebuilding industry, we determined that the homebuilding business was not part of our corporate strategy. As a result, we sold a majority of our merchant housing assets in July 2000. In 2001, we sold our residual interest in the ongoing activities of the joint venture that bought the merchant housing assets.

Sales

   The following table summarizes our Residential Group's sales of residential development property, which include lots and housing units. The sales shown below are for properties that we own and consolidated joint ventures for the periods presented:

                                   Year Ended December 31,
                               ------------------------------
                                 2001      2000       1999
                               --------  ---------  ---------
                                       (In thousands)
                 Sales........ $ 48,507  $ 292,822  $ 161,913
                 Cost of sales  (30,202)  (238,930)  (121,107)
                               --------  ---------  ---------
                    Gain...... $ 18,305  $  53,892  $  40,806
                               ========  =========  =========

Unconsolidated Joint Venture Sales

   We also participate in development joint venture projects in which we do not own a controlling interest and for which we recognize income using the equity method. For the year ending December 31, 2001, these development joint ventures provided us with cash distributions of $38 million and $26 million, primarily from our Residential Group joint venture interests. In addition, we also own direct or indirect equity interests in operating joint ventures that provided us with cash distributions of $5.7 million and earnings of $8.8 million for the year ended December 31, 2001. The following table summarizes sales of our residential development property in these unconsolidated joint venture projects:

                                                    Year Ended December 31,
                                                ------------------------------
                                                  2001       2000       1999
                                                ---------  ---------  --------
                                                        (In thousands)
 Sales......................................... $ 215,402  $ 316,523  $115,225
 Cost of sales.................................  (184,122)  (260,975)  (86,918)
                                                ---------  ---------  --------
    Gain.......................................    31,280     55,548    28,307
 Venture partners' interest....................    (3,610)   (27,781)  (18,132)
                                                ---------  ---------  --------
    Equity in earnings of unconsolidated joint.
      ventures................................. $  27,670  $  27,767  $ 10,175
                                                =========  =========  ========

Development Land Inventory

   The following table summarizes our residential development land inventory activity as of, or for, the year ending December 31, 2001:

                                     Total Lots/                                                      Ownership
                                        Homes    Controlled/ Transfers &   Home     Lot             or Controlled
                                       1/1/01     Acquired   Adjustments Closings Closings 12/31/01   Interest
                                     ----------- ----------- ----------- -------- -------- -------- -------------
Community Development
Northern California
   Alameda..........................       --         492         --         --       --      492        100%
   Hercules.........................      701          --         --         --     (286)     415        100%
   Reimal Site--Gilroy..............      110          --         --         --     (110)      --        100%
   Serrano--Sacramento..............    2,235          --         --         --      (53)   2,182         67%
   Parkway--Sacramento..............       --       1,598         29         --     (190)   1,437         50%
Southern California
   Talega--San Clemente.............    1,989          --        264         --     (109)   2,144         30%
   Westbluffs--Playa del Rey/ (1)/..      114          --         --         --       --      114        100%
                                        -----       -----       ----       ----     ----    -----
    Subtotal Community
      Development...................    5,149       2,090        293         --     (748)   6,784
                                        -----       -----       ----       ----     ----    -----
Merchant Housing
Southern California
   BHC Residential/(2)/.............      524                   (362)      (162)      --       --         35%
   Talega Village--San Clemente.....      276          --          7       (100)      --      183         50%
   Miraflores--La Quinta............        3          --         --         (3)      --       --        100%
   Oxnard-- El Pasco................       52          --         --        (52)      --       --         50%
                                        -----       -----       ----       ----     ----    -----
     Subtotal Merchant Housing......      855          --       (355)      (317)      --      183
                                        -----       -----       ----       ----     ----    -----
        Total Residential
          Properties................    6,004       2,090        (62)      (317)    (748)   6,967
                                        =====       =====       ====       ====     ====    =====
Entitled............................    5,890                                               6,853
Entitlements/approvals in
 progress /(1)/.....................      114                                                 114

--------
/(1)/ We have entitlements for this project; however, individuals are challenging the entitlements under the California Environmental Quality Act and the California Coastal Act.
/(2)/ In September 2001, Brookfield Southland Holdings bought the Residential
      Group's interest in BHC Residential.

   The following is a brief summary of our most significant residential projects:

   Talega, San Clemente, California. In 1997, we acquired an approximately one-third interest in a joint venture project that owns a 3,470-acre, 4,000-lot residential land development site in the Talega Valley in San Clemente, California. This master-planned project includes a variety of attached and detached homes; an 18-hole championship golf course; a seniors community; an elementary/middle school; community parks; and an 82-acre, 1.5 million-square-foot mixed-use commercial area.

   Serrano, El Dorado Hills, California. In 1998, we acquired a two-thirds interest in a 3,500-acre, 4,000-lot masterplanned community in El Dorado Hills, California, which is located 30 miles east of Sacramento, California. A significant amount of infrastructure was in place and approximately 800 lots were sold or developed prior to the acquisition of our interest in the project. The project includes a variety of attached and detached homes; an 18-hole executive golf course; a private 18-hole Championship Golf Course and Country Club; elementary, intermediate, and high schools; and a retail commercial area.

   Victoria By the Bay, Hercules, California. In 1997, Catellus participated in a joint venture that acquired the Pacific Refinery at Hercules, California. We entered into an agreement to provide entitlement services to the joint venture; in return for an option to buy the property after defined environmental remediation work was completed. The development has received approval for up to 880 residential units, a school, commercial space, and public parks. Significantly, in 2001, we received a "no further action" letter from the Regional Water Quality Control Board ("RWQCB"), clearing the last significant hurdle prior to the sale of the remaining lots of this project.

   The Parkway, Folsom, California. In June 2001, we acquired a 50% interest in the Parkway Venture, a 600-acre, master-planned community in Folsom, California, which is located 20 miles east of Sacramento, California. The development has received approvals for 1,600 lots that will include a variety of single and multi-unit homes, a neighborhood retail commercial area, and wetlands.

   Fleet Industrial Supply Center, Alameda Annex, and Alameda Naval Air Station, East Housing, Alameda, California. In 1998, we were selected by the City of Alameda, California, as the master developer for the former 145-acre U.S. Navy Fleet Industrial Supply Center, Alameda Annex ("FISC"), and the adjacent 70-acre portion ("East Housing") of the former Alameda Naval Air Station. In June of 2000, we were granted entitlements to develop up to approximately 500 single-family homes and up to 1.3 million square feet of office and research and development space on the site.

   The residential development acreage will be purchased in phases commencing in the summer of 2002. A minimum of 75 single-family lots must be purchased annually. Under the agreement, the City of Alameda must deliver the land with environmental remediation and demolition of existing structures completed, and the City of Alameda must build all backbone infrastructure.

   Demolition of the East Housing structures commenced in February 2002, and is scheduled for completion in May 2002. Construction of the first phase of backbone infrastructure improvements is planned to begin in April 2002. We anticipate the start of construction of the homes and associated site improvements in the third quarter of 2002.

                                  Urban Group

   The Urban Group develops large urban mixed-use projects. Its current portfolio consists of three major mixed-use development sites that include development for residential, office, biotech, retail, and hotel purposes.

   As of December 31, 2001, we have 316,000 square feet of commercial development under construction at Mission Bay in San Francisco, California, including a 283,000-square-foot office building and a 78,000-square-foot mixed-use building containing both 33,000 square feet of commercial space and 34 condominium units comprising 45,000 square feet.

Sales

   During 2001, we sold two 1.4-acre, 220-unit condominium sites in San Diego, California, for $26.5 million. At Mission Bay, we sold a 1.37-acre site for $9.9 million and a 1.0-acre, 100-unit condominium site for $13.4 million.

   The following table summarizes our sales of property in the periods presented:

                                     Year Ended December 31,
                                     -----------------------
                                        2001       2000 1999
                                      --------     ---- ----
                                         (In thousands)
                       Sales........ $ 49,793      $--  $--
                       Cost of Sales  (37,337)      --   --
                                      --------     ---  ---
                          Gain...... $ 12,456      $--  $--
                                      ========     ===  ===

Development Land Inventory

   Our existing entitled developable land portfolio can support an estimated
13.1 million square feet of new development, more than 3,000 residential units, and a 500-room hotel. The chart below summarizes our estimated development potential of our current Urban Group development land inventory as of December 31, 2001:

                                          Office    Retail     Residential    Hotel
                                        ---------- --------- --------------- -------
                                           (Net Sq. Ft.)     (Lots or units) (Rooms)
Mission Bay (San Francisco, California)  4,537,000   549,000      3,273        500
Union Station (Los Angeles, California)  5,175,000   675,000         --         --
Santa Fe Depot (San Diego, California).  1,935,000   270,000         --         --
                                        ---------- ---------      -----        ---
Total.................................. 11,647,000 1,494,000      3,273        500
                                        ========== =========      =====        ===

   Following is a summary of our Urban Group projects:

   Mission Bay, San Francisco, California.   We own approximately 150 acres of
property in San Francisco adjacent to downtown, which is part of an approximately 300-acre development project known as Mission Bay. The balance of the project is primarily owned by the City and County of San Francisco ("the City"), the Port of San Francisco, and the University of California San Francisco ("UCSF").

   In the years leading up to 1999, we obtained entitlement and redevelopment plans for Mission Bay, and in 1999, we closed land transfers among the City, the Port of San Francisco, the California State Lands Commission, UCSF, and Catellus to result in the ownership described above in a developable configuration. We also received regulatory approvals from the U.S. Army Corps of Engineers and the California Regional Water Quality Control Board in 2000. Additional permits and approvals are required for the development of individual projects at Mission Bay, including, for office projects, allocation ("Proposition M Allocation") of square footage from a limited allowance of office space permitted to be developed in the City at any given time.

   Mission Bay North, the 65-acre portion of Mission Bay, north of Mission Creek, is being developed adjacent to Pacific Bell Park (home of the San Francisco Giants baseball team). AvalonBay Communities, Inc., began construction on a 250-unit apartment building in October of 2000, and the San Francisco Redevelopment Agency began construction of a 100-unit affordable housing project in January of 2001. In December 2001, Catellus began construction of a mixed-use project directly across from Pacific Bell Park, which will include approximately 33,000 square feet of commercial space and 34 condominium units, scheduled for completion in the spring of 2003. In April 2001, Catellus sold a 1.0-acre site to Signature/Riding Group for construction of a 100-unit condominium project. In September 2001, Third & King Investors, LLC (a joint venture between Catellus Development Corporation and Federal Street Operating, LLC) broke ground on a mixed-use project, which includes 595 apartments, 127,000 square feet of commercial space, and 945 parking stalls.

   Mission Bay South, the 238-acre portion of Mission Bay, south of Mission Creek, will be developed around UCSF's new 2.7 million-square-foot biotech/research expansion campus. In accordance with agreements among Catellus, the Regents of the University of California, and the City, UCSF is locating its expansion campus on a portion of Mission Bay South. We have donated approximately 18 acres and have agreed to donate approximately 11 acres in the future for the campus, and the City has contributed or has agreed to contribute an additional 13.3 acres. The UCSF campus will be constructed by developers selected by UCSF. UCSF is nearing completion of its first building, a 385,000-square-foot research facility, and in Fall, of 2001, broke ground on its second building, a 170,000-square-foot biomedical research facility. In March 2001, Catellus broke ground on a 283,000-square-foot office building leased to the Gap, Inc., scheduled for completion in late 2002. In addition, in March 2001, Catellus sold a 1.37-acre site to the Gladstone Institutes for construction of a 180,000-square-foot research facility.

   In 2001, $71 million of Community Facility District bonds were sold to finance the initial phase of public infrastructure at Mission Bay. Upon completion of the infrastructure improvements, the improvements will be transferred to the City of San Francisco. (See Note 15 of the accompanying notes to Consolidated Financial Statements in this Form 10-K).

   The following table summarizes our commercial development land activities at Mission Bay. Because these activities require participation of a number of private parties and public agencies, scheduled development activities are subject to change:

                              Mission Bay Project
                             Schedule of Activity
                        Inception to December 31, 2001

                             Commercial Development (in square feet)           Residential Units
                             --------------------------------------- ------------------------------------
                               Construction      Future     Project    Construction      Future    Project
          Project            Commenced Planned Development   Total   Commenced Planned Development  Total
          -------            --------- ------- ----------- --------- --------- ------- ----------- -------
Catellus owned 100%
   Office building..........  283,000       --         --    283,000     --       --         --        --
   Mixed-use................   33,000       --         --     33,000     --       --         --        --
   Biotech..................       --   85,000         --     85,000     34       --         --        34
   Future development.......       --       --  5,001,000  5,001,000     --       --      3,273     3,273
                              -------  -------  ---------  ---------    ---      ---      -----     -----
                              316,000   85,000  5,001,000  5,402,000     34       --      3,273     3,307
                              -------  -------  ---------  ---------    ---      ---      -----     -----
Catellus' Joint Venture.....  127,000       --         --    127,000    595       --         --       595
                              -------  -------  ---------  ---------    ---      ---      -----     -----
Development by others:
UCSF:
   Biotech building.........  385,000       --         --    385,000     --       --         --        --
   Biotech building.........  170,000       --         --    170,000     --       --         --        --
   Campus center............       --  156,000         --    156,000     --       --         --        --
   Future development.......       --       --  1,960,000  1,960,000     --       --         --        --
                              -------  -------  ---------  ---------    ---      ---      -----     -----
Total UCSF:.................  555,000  156,000  1,960,000  2,671,000     --       --         --        --
Apartments..................       --       --         --         --    250      303         --       553
Condominiums................       --       --         --         --     --      100         --       100
Affordable housing..........       --       --         --         --    100      140         --       240
Biotech.....................       --  180,000         --    180,000     --       --         --        --
Future development..........       --       --         --         --     --       --        (34)      (34)
                              -------  -------  ---------  ---------    ---      ---      -----     -----
Total Development by others:  555,000  336,000  1,960,000  2,851,000    350      543        (34)      859
                              -------  -------  ---------  ---------    ---      ---      -----     -----
Total project...............  998,000  421,000  6,961,000  8,380,000    979      543      3,239     4,761
                              =======  =======  =========  =========    ===      ===      =====     =====

   Summary of our Urban Group projects-continued:

   Union Station, Los Angeles, California. We own approximately 43 acres surrounding and including the historic Los Angeles Union Station. Located in downtown Los Angeles, Union Station is a transportation hub with commuter rail lines (Metrolink) serving the surrounding five-county region, Amtrak rail service, and Los Angeles' subway and surface light rail systems operated by the Metropolitan Transportation Authority. In 1999, we completed a development plan intended to maximize the potential of the site given current and projected market conditions.

   Santa Fe Depot, San Diego, California. We own approximately 12 acres near the waterfront in downtown San Diego, California, including the Santa Fe Depot train station. Amtrak, a commuter rail line (Coaster), and San Diego's expanding trolley system serve the site daily. In accordance with a Development Agreement executed with the City of San Diego, the site is currently entitled for a mixture of office, hotel, retail, and housing development. During 1999 we revised the plan to respond better to recovering markets in San Diego. In June 2001, we sold a 1.4-acre, 220-unit condominium site for approximately $13.4 million, and, in July 2001, we sold a second 1.4-acre, 220-unit condominium site for $13.1 million. Also, we have completed preliminary design plans for a 580,000-square-foot office tower and a 410,000-square-foot office tower.

Other Items

Environmental Matters

   For information about environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.

Competition

   The real estate industry is generally fragmented and characterized by significant competition. Numerous developers, owners of industrial, office, and retail properties, and managers compete with us in seeking properties for acquisition, development, and management opportunities, tenants, and purchasers for homes, and for non-strategic assets. There are competitors in each area in which we operate that have greater capital resources than we. There can be no assurance that the existence of such competition will not have a material adverse effect on our business, operations, and cash flow.

Employees, Contractors, and Consultants

   At December 31, 2001, we had 330 employees in our consolidated company. We engage third parties to manage multi-tenant properties and properties in locations that are not in close proximity to our regional or field offices. The Company's employees are not represented by a collective bargaining agreement, and management considers its relations with employees to be good. In addition, we engage outside consultants such as architects and design firms in connection with our pre-development activities. We also employ third-party contractors on development projects for infrastructure and building construction, and retain consultants to assist us in a variety of areas at the project and corporate levels.

   Working with organized labor is a critical component of many of our projects. With the high volume of construction activity in many of our markets, labor shortages and costs could significantly influence the success of projects. In addition, organized labor often plays a key role in community organizations and discretionary land use decisions concerning entitlements.

Stock Repurchase Program

   From October 1999 through July 2001, our Board of Directors authorized five separate stock repurchase programs; each had a limit of $50.0 million. Share purchases under these programs were made on the open market. We purchased a total of 13,047,097 shares of common stock at a total cost of $218.0 million under these programs. The remaining $32.0 million authorization had expired or was terminated.

   In December 2001, we purchased 10,600,000 shares of common stock from the California Public Employees' Retirement Systems ("CalPERS") for $183.1 million in a privately negotiated transaction. An independent third party provided our Board of Directors with a written opinion confirming that the terms and conditions of this transaction were fair, from a financial point of view, to our stockholders other than CalPERS'. Immediately prior to the transaction, CalPERS' was the beneficial owner of 18.8 million shares, or approximately 19.3% of our issued and outstanding common stock. Upon completion of the transaction, CalPERS' beneficial ownership was reduced to 8.2 million shares, or approximately 9.5% of our issued and outstanding common stock.

Shareholder Rights Plan and Bylaw Amendments

   In December 1999, our Board of Directors authorized the issuance of 2,000,000 shares of Series A Junior Participating Preferred Stock in connection with the adoption of a shareholder rights plan. This series of preferred stock has a quarterly dividend of the greater of $1.00 or 100 times the dividend paid on our common stock, and it has a voting right of 100 votes per share. No shares of this series of preferred stock have been issued. Also in connection with the shareholder rights plan adopted in December 1999, our Board of Directors declared a dividend of one right to purchase 1/100th of a share of Series A Junior Participating Preferred Stock for each share of common stock. This right becomes exercisable on the occurrence of certain events, and it also may entitle the holder to purchase shares of common stock at one-half its market price on the occurrence of certain events.

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

Item 3.  Legal Proceedings

   We, our subsidiaries, and other related companies are named defendants in lawsuits arising from normal business activities, are named parties in certain governmental proceedings (including environmental actions), and are the subject of various environmental remediation orders of local governmental agencies arising in the ordinary course of business. Although the outcome of these lawsuits or other proceedings against us and the cost of compliance with any governmental order cannot be predicted with certainty, management does not expect any of these matters to have a material adverse effect on our business, financial condition, or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

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

                                                Common Stock
                                                    Price
                                                -------------
                                                 High   Low
                                                ------ ------
                   Year ended December 31, 2000
                      First Quarter............ $13.88 $11.50
                      Second Quarter........... $16.88 $12.63
                      Third Quarter............ $19.06 $16.31
                      Fourth Quarter........... $19.38 $16.81

                   Year ended December 31, 2001
                      First Quarter............ $18.17 $15.63
                      Second Quarter........... $18.35 $16.00
                      Third Quarter............ $18.80 $16.11
                      Fourth Quarter........... $18.50 $16.73

   The Company has never declared or paid any cash dividends on its common stock. The Company intends to retain any earnings to support operations and to finance development projects and currently does not intend to pay cash dividends on the common stock in the foreseeable future.

   On March 7, 2002, there were approximately 22,281 holders of record of the Company's common stock.

Item 6.  Selected Financial Data

   The following income statement and selected balance sheet data with respect to each of the years in the five-year period ended December 31, 2001, have been derived from our annual Consolidated Financial Statements. The operating data have been derived from our underlying financial and management records and are unaudited. This information should be read in conjunction with the Consolidated Financial Statements and related Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K for a discussion of results of operations for 2001, 2000, and 1999.

                                                                                        Year Ended December 31,
                                                                         ----------------------------------------------------
                                                                           2001       2000       1999       1998       1997
                                                                         ---------  ---------  ---------  ---------  --------
                                                                                 (In thousands, except per share data)
Statement of Operations Data:
Rental properties
   Rental revenue....................................................... $ 234,881  $ 206,762  $ 172,295  $ 149,319  $128,897
   Property operating costs.............................................   (62,663)   (55,272)   (46,754)   (41,777)  (37,653)
   Equity in earnings of operating joint ventures, net..................     8,833      9,809     10,668      9,368     7,436
                                                                         ---------  ---------  ---------  ---------  --------
                                                                           181,051    161,299    136,209    116,910    98,680
                                                                         ---------  ---------  ---------  ---------  --------
Property sales and fee services
   Sales revenue........................................................   245,804    451,096    347,005    206,441   119,971
   Cost of sales........................................................  (149,698)  (337,755)  (259,157)  (154,903)  (94,107)
                                                                         ---------  ---------  ---------  ---------  --------
    Gain on property sales..............................................    96,106    113,341     87,848     51,538    25,864
   Equity in earnings of development joint ventures, net................    25,978     27,780     10,152      6,627     2,123
                                                                         ---------  ---------  ---------  ---------  --------
    Total gain on property sales........................................   122,084    141,121     98,000     58,165    27,987
   Management and development fees......................................     6,000     15,460     14,968     16,792    15,895
   Selling, general and administrative expenses.........................   (26,570)   (45,801)   (31,727)   (22,232)  (19,528)
   Other................................................................     6,187     (9,351)    (5,495)      (662)   (2,814)
                                                                         ---------  ---------  ---------  ---------  --------
                                                                           107,701    101,429     75,746     52,063    21,540
                                                                         ---------  ---------  ---------  ---------  --------
Interest expense........................................................   (58,145)   (50,964)   (39,374)   (37,384)  (39,988)
Depreciation and amortization...........................................   (52,458)   (46,505)   (39,214)   (34,054)  (31,245)
Corporate administrative costs..........................................   (19,256)   (15,675)   (14,760)   (15,303)   (9,463)
Gain on non-strategic asset sales.......................................     3,909     46,279      6,803     18,929     5,029
Other, net..............................................................     5,660        940     (4,253)      (184)    1,176
                                                                         ---------  ---------  ---------  ---------  --------
Income before minority interests, income taxes, and extraordinary items.   168,462    196,803    121,157    100,977    45,729
Minority interests......................................................    (6,142)   (10,701)    (3,247)      (674)   (3,145)
                                                                         ---------  ---------  ---------  ---------  --------
Income before income taxes and extraordinary items......................   162,320    186,102    117,910    100,303    42,584
Income tax expense......................................................   (65,799)   (75,095)   (47,690)   (40,400)  (17,343)
                                                                         ---------  ---------  ---------  ---------  --------
Income before extraordinary items.......................................    96,521    111,007     70,220     59,903    25,241
Extraordinary items.....................................................        --         --     26,652    (25,165)       --
                                                                         ---------  ---------  ---------  ---------  --------
   Net income...........................................................    96,521    111,007     96,872     34,738    25,241
   Preferred stock dividends............................................        --         --         --         --    (1,353)
                                                                         ---------  ---------  ---------  ---------  --------
   Net income applicable to common stockholders......................... $  96,521  $ 111,007  $  96,872  $  34,738  $ 23,888
                                                                         =========  =========  =========  =========  ========
   Net income per share of common stock--assuming dilution:
   Before extraordinary items........................................... $    0.94  $    1.02  $    0.64  $    0.55  $   0.24
   Extraordinary items..................................................        --         --       0.25      (0.23)       --
                                                                         ---------  ---------  ---------  ---------  --------
   Net income per share after extraordinary items--assuming dilution.... $    0.94  $    1.02  $    0.89  $    0.32  $   0.24
                                                                         =========  =========  =========  =========  ========
   Average number of common shares outstanding--assuming dilution.......   102,685    109,017    109,146    109,420   100,768
                                                                         =========  =========  =========  =========  ========

                                                      Year Ended or as of December 31,
                                         ----------------------------------------------------------
                                            2001        2000        1999        1998        1997
                                         ----------  ----------  ----------  ----------  ----------
                                                (In thousands, except percentages and ratios)
Other Operating Data:
EBDDT/(1)/.............................. $  183,141  $  159,270  $  128,628  $  103,394  $   62,771
EBITDA/(2)/............................. $  280,522  $  293,373  $  207,643  $  177,806  $  117,163
Buildings owned (square feet)...........     30,900      28,756      24,743      19,657      16,874
Leased percentage.......................       94.4%       95.7%       93.6%       94.9%       97.7%
Annual fixed charges/(3)/............... $   98,534  $   75,220  $   75,024  $   65,432  $   55,672
Debt to total market capitalization/(4)/       45.1%       37.9%       38.9%       36.4%       21.0%
Capital investments/(5)/................ $  445,624  $  437,754  $  540,024  $  459,783  $  257,984
Fixed charge coverage ratio/(6)/........       2.85        3.90        2.77        2.72        2.10

                                                                December 31,
                                         ----------------------------------------------------------
                                            2001        2000        1999        1998        1997
                                         ----------  ----------  ----------  ----------  ----------
                                                               (In thousands)
Balance Sheet Data:
Total properties, net................... $1,921,951  $1,705,538  $1,649,171  $1,402,496  $1,122,975
Total assets............................ $2,415,515  $2,274,416  $1,853,106  $1,623,719  $1,241,019
Mortgage and other debt................. $1,310,457  $1,134,563  $  875,564  $  873,207  $  568,699
Total stockholders' equity.............. $  435,257  $  683,245  $  590,972  $  490,229  $  451,899
Other Data:
Total market capitalization/(7)/........ $2,903,000  $2,991,000  $2,249,000  $2,402,000  $2,699,000

--------
/(1)/ We use a supplemental performance measure called Earnings Before
      Depreciation and Deferred Taxes ("EBDDT"), along with net income, to report our operating results. EBDDT is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Further, EBDDT is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. We believe, however, that EBDDT provides relevant information about our operations and is useful, along with net income, for an understanding of our operating results.
      EBDDT is calculated by making various adjustments to net income. Depreciation, amortization, and deferred income taxes are added back to net income as they represent non-cash charges. Since depreciation expense is added back to net income in arriving at EBDDT, the portion of gain on property sales attributable to depreciation recapture is excluded from EBDDT. In addition, gains on the sale of non-strategic assets and extraordinary items, including their current tax effect, represent unusual and/or non-recurring items, and are excluded from the EBDDT calculation.
/(2)/ We use a supplemental measure, Earnings Before Interest, Taxes,
      Depreciation and Amortization ("EBITDA"), along with net income and EBDDT, to evaluate operating results. EBITDA is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Further, EBITDA is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. We believe that EBITDA provides relevant information about operations and is useful, along with net income and EBDDT, for an understanding of our operating results.
      Interest, taxes, depreciation and amortization, capitalized interest in cost of sales, extraordinary items, and preferred stock dividends are added back to net income to calculate EBITDA.
/(3)/ Represents total interest incurred, less non-cash interest incurred
      (amortization of deferred loan fees), principal amortization, and preferred stock dividends.
/(4)/ Represents the ratio of total debt to equity market capitalization (based on the number of common shares outstanding at the end of the period indicated multiplied by the closing stock price for each respective period) plus total debt.
/(5)/ Represents expenditures for commercial and residential development for projects to be developed and sold or held for rental. See "Managements Discussion and Analysis of Financial Condition and Results of Operations--Cash Flows From Investing Activities" in this Form 10-K.
/(6)/ Represents the ratio of EBITDA to fixed charges.
/(7)/ Represents the number of common shares outstanding multiplied by the closing stock price at the end of the period indicated plus total debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

   The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, impairment of real estate assets, capitalization of costs, bad debts, environmental reserves, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

  Revenue recognition

   Our revenue is primarily derived from two sources, rental revenue from our rental portfolio and property sales.

   Rental revenue is recognized when due from tenants. Revenue from leases with rent concessions or fixed escalations is recognized on a straight-line basis over the initial term of the related lease. The financial terms of leases are contractually defined. Rental revenue is not accrued when a tenant vacates the premises and ceases to make rent payments or files for bankruptcy.

   Revenue from sales of properties is recognized using the accrual method. If a sale does not qualify for the accrual method of recognition, other deferral methods will be used as appropriate including the percentage-of-completion method. In certain cases, we retain the right to repurchase property from the buyer at a specified price. Profit on these sales is not recognized until our right to repurchase expires. In other instances, when we receive inadequate cash down payment and take a promissory note for the balance of the sale price, profit is deferred until such time as sufficient cash is received to meet minimum down payment requirements. Also, in general, specific identification and relative sales value methods are used to determine the cost of sales. Management estimates of future costs to be incurred after the completion of each sale are included in cost of sales. A change in circumstances that causes these estimates of future costs to increase or decrease significantly would affect the gain or loss recognized on future sales.

  Impairment

   We assess the impairment of real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators we consider important which could trigger an impairment review include the following:

  .   a significant negative industry or economic trend;
  . a significant underperformance relative to historical or projected future operating results;
  .   a significant change in the manner in which an asset is used; and
  . an accumulation of costs significantly in excess of the amount originally expected to construct an asset.

   Real estate is stated at the lower of cost or estimated fair value using the methodology described as follows: (a) for operating properties and properties held for investment, a write-down to estimated fair value is recognized when a property's estimated undiscounted future cash flow, before interest charges, is less than its net book value; and (b) for properties held for sale, a write-down to estimated fair value is recorded when we determine that the net book value exceeds the estimated selling prices less cost to sell. These evaluations are made on a property-by-property basis. When we determine that the net book value of an asset may not be recoverable based upon the estimated undiscounted cash flow, we measure any impairment write-down based on a projected discounted cash flow method using an estimated discount rate. Value from comparable property sales will also be considered. The evaluation of future cash flows, discount rates and fair value of individual properties requires significant judgment and assumptions, including estimates of market value, lease terms, development absorption, development costs, lease up costs, and financings. Significant adverse changes in circumstances affecting these judgments and assumptions in future periods could cause a significant impairment adjustment to be recorded.

  Capitalization of costs

   We capitalize direct construction and development costs, including predevelopment costs, interest, property taxes, insurance, and indirect project costs, including a portion of our general and administrative costs that are associated with the acquisition, development, or construction of a project. Costs previously capitalized related to any abandoned development opportunities are written off, if we determine such costs will not provide any future benefits. Should development activity decrease, a portion of interest, property taxes, insurance and certain general and administrative costs would no longer be eligible for capitalization, and would be expensed as incurred.

  Allowance for doubtful accounts

   We make estimates with respect to the collectability of our receivables and provide for doubtful accounts based on several factors, including our estimate of collectability and the age of the outstanding balances. Our estimate of collectability is based on our contacts with the debtors, collection agencies, our knowledge of the debtors' credit and financial condition, debtors' payment terms, and current economic trends. If a debtor becomes insolvent or files for bankruptcy, we provide an allowance for the entire outstanding amount. Significant judgments and estimates must be made and used in connection with establishing allowances in any accounting period. Material differences may result in the amount and timing of our allowances for any period if adverse general economic conditions cause widespread financial difficulties among our tenants.

  Environmental reserve

   We incur ongoing environmental remediation costs, including clean up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean up, litigation defense, and the pursuit of responsible third parties. Costs incurred in connection with operating properties and properties previously sold are expensed. Costs relating to undeveloped land are capitalized as part of development costs. Costs incurred for properties to be sold are deferred and charged to cost of sales when the properties are sold.

   We maintain a reserve for estimated costs of environmental remediation to be incurred in connection with operating properties and properties previously sold. The amounts for our properties to be developed or sold will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years, or will be deferred and charged to cost of sales when the properties are sold. Our estimates were developed based on reviews that took place over several years based upon then-prevailing law and identified site conditions. Because of the breadth of our portfolio, and past sales, we are unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs. Should a previously undetected, substantial environmental hazard be found on our properties, significant liquidity could be consumed by the resulting clean up requirements and a material expense may be recorded.

  Income taxes

   As part of the process of preparing our consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on interpretation of tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet (see Note 4 Income taxes in Notes to Consolidated Financial Statements). Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by Federal and State tax authorities, and changes in tax laws. To the extent adjustments are required in any given period we would include the adjustments within the tax provision in the statement of operations and/or balance sheet. These adjustments could materially impact our financial position and results of operation, liquidity, and EBDDT (as defined in this Form 10-K), (see Risk Factors).

Financial Condition and Results of Operations

   The following discussion and analysis of financial condition and EBDDT (defined below) should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K. This discussion and analysis covers each of our five business segments: Asset Management, Commercial, Residential, Urban, and Corporate. Asset Management is now reported as a separate business segment; it was previously presented predominately as a part of the Commercial segment. Prior year amounts have been reclassified to conform with the current year presentation. This analysis of EBDDT by segment is used in internal reporting to management and, we believe, provides an effective means of understanding our business and corporate structure.

Summary EBDDT and reconciliation to net income for the years ended December 31, 2001, 2000, and 1999

                                         Year Ended December 31,
                                      ----------------------------  Difference Difference
                                        2001      2000      1999    2001/2000  2000/1999
                                      --------  --------  --------  ---------- ----------
                                                        (In thousands)
Pre-tax EBDDT
   Asset Management.................. $133,956  $130,778  $113,558   $  3,178   $ 17,220
   Commercial........................   18,685     8,425    10,993     10,260     (2,568)
   Residential.......................   32,039    41,041    27,484     (9,002)    13,557
   Urban.............................   12,921    (2,271)      793     15,192     (3,064)
   Corporate.........................    1,840    (6,164)   (6,861)     8,004        697
                                      --------  --------  --------   --------   --------
Total pre-tax EBDDT..................  199,441   171,809   145,967     27,632     25,842
   Current tax.......................  (16,300)  (12,539)  (17,339)    (3,761)     4,800
                                      --------  --------  --------   --------   --------
EBDDT................................  183,141   159,270   128,628     23,871     30,642
   Depreciation and amortization.....  (52,458)  (46,505)  (39,214)    (5,953)    (7,291)
   Deferred taxes....................  (49,499)  (62,556)  (30,351)    13,057    (32,205)
   Gain on non-strategic asset sales.    3,909    46,279     6,803    (42,370)    39,476
   Depreciation recapture............   11,428    14,519     4,354     (3,091)    10,165
   Extraordinary gain, net of tax....       --        --    26,652         --    (26,652)
                                      --------  --------  --------   --------   --------
Net income........................... $ 96,521  $111,007  $ 96,872   $(14,486)  $ 14,135
                                      ========  ========  ========   ========   ========

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

Asset Management:

   The Asset Management segment consists of the rental activities of our wholly owned assets and income from operating joint ventures. Growth in this segment is attributed primarily to the transfer of property developed by the Commercial and Urban segments that we intend to hold and operate. Pre-tax EBDDT consists of rental property operating income, gains from the sale of operating properties, and gains from tenants exercising purchase options. The following is a schedule of pre-tax EBDDT for the segment:


                                                       Year Ended December 31,
                                                    ----------------------------  Difference  Difference
                                                      2001      2000      1999    2001/2000   2000/1999
                                                    --------  --------  --------  ----------  ----------
                                                                       (In thousands)
Rental properties
   Rental revenue.................................. $234,881  $206,762  $172,295   $ 28,119    $34,467
   Property operating costs........................  (62,663)  (55,272)  (46,754)    (7,391)    (8,518)
   Equity in earnings of operating joint ventures,
     net...........................................    8,833     9,809    10,668       (976)      (859)
                                                    --------  --------  --------   --------    -------
                                                     181,051   161,299   136,209     19,752     25,090
                                                    --------  --------  --------   --------    -------
Property sales and fee services
   Sales revenue...................................   71,818    89,323    91,020    (17,505)    (1,697)
   Cost of sales/(1)/..............................  (42,172)  (60,929)  (65,559)    18,757      4,630
                                                    --------  --------  --------   --------    -------
       Total gain on property sales................   29,646    28,394    25,461      1,252      2,933
   Management and development fees.................      145    11,814    10,568    (11,669)     1,246
   Selling, general and administrative expenses....   (1,235)   (8,903)   (7,493)     7,668     (1,410)
   Other...........................................    5,518     2,353     2,737      3,165       (384)
                                                    --------  --------  --------   --------    -------
                                                      34,074    33,658    31,273        416      2,385
                                                    --------  --------  --------   --------    -------
Interest expense...................................  (75,110)  (57,832)  (50,662)   (17,278)    (7,170)
Minority interests.................................   (6,059)   (6,347)   (3,262)       288     (3,085)
                                                    --------  --------  --------   --------    -------
       Pre-tax EBDDT............................... $133,956  $130,778  $113,558   $  3,178    $17,220
                                                    ========  ========  ========   ========    =======
Rental building occupancy
(In thousands of square feet, except percentages)
Owned..............................................   30,900    28,756    24,743      2,144      4,013
Occupied...........................................   29,183    27,512    23,159      1,671      4,353
Occupancy percentage...............................     94.4%     95.7%     93.6%     (1.36)%      2.2%

--------
/(1)/ For purposes of this segment disclosure, cost of sales for 2001, 2000, and 1999 includes depreciation recapture of $11.4 million, $14.5 million, and $4.4 million, respectively. Gain attributable to depreciation recapture is included in net income, but not EBDDT.

  Rental Revenue Less Property Operating Costs

   Rental revenue less property operating costs has increased over the past few years mainly because of additions of buildings, new ground leases, and rental increases from renewals on Same Space (properties that were owned and operated for the entire "current" year and the entire immediately preceding year are referred to as "Same Space") partially offset by properties sold. We added a net 2.1 million square feet in 2001, 4.0 million square feet in 2000, and 5.1 million square feet in 1999 to our rental portfolio. Rental revenue less operating costs for 2001, 2000, and 1999, are summarized as follows:

                                  Year Ended                   Year Ended
                                 December 31,                 December 31,
                               ----------------- Difference ----------------- Difference
                                 2001     2000   2001/2000    2000     1999   2000/1999
                               -------- -------- ---------- -------- -------- ----------
                                                    (In thousands)
Rental revenue less
  operating costs:
Same Space.................... $110,760 $110,007  $   753   $ 93,279 $ 90,055  $ 3,224
Properties added to portfolio.   34,084   14,144   19,940     33,619    8,955   24,664
Properties sold from portfolio    1,784    6,599   (4,815)     2,780    6,537   (3,757)
Ground leases.................   25,590   20,740    4,850     21,812   19,994    1,818
                               -------- --------  -------   -------- --------  -------
                               $172,218 $151,490  $20,728   $151,490 $125,541  $25,949
                               ======== ========  =======   ======== ========  =======

   We do not expect substantial changes in rental income from our Same Space rental portfolio. Rather, we expect growth in overall portfolio rental income will result primarily from new properties we add to our rental portfolio over time.

   Rental revenue less operating costs increased $20.7 million in 2001 primarily attributable to $19.9 million from the additions of buildings and $4.9 million and $0.8 million increases in revenue from ground leases and Same Space, respectively, partially offset by $4.8 million from properties sold.

   Rental revenue less operating costs increased $25.9 million in 2000 primarily attributable to $24.7 million from the additions of buildings and $1.8 million and $3.2 million increases in revenue from ground leases and Same Space, respectively, partially offset by $3.8 million from properties sold.

   The increase in rental revenue less property operating costs in 2000 also arose because the new buildings added to our portfolio in 2000 had higher occupancy than those added in 1999. The occupancy, at December 31, 2000, for the buildings added in 2000 was nearly 100%, as compared to 79%, at December 31, 1999, for the buildings added in 1999.

   An increase in income from the Asset Management segment is expected in the first quarter of 2002 because of an $8.7 million lease buyout from a major tenant. Proceeds from the lease buyout will be used to fund our overall operations. The re-leasing effort for the property is currently underway. As part of the buyout, we have forgone approximately $4.0 million of annual rental revenue from this tenant. The lease termination is not expected to result in an impairment issue for this property.

  Equity in Earnings of Operating Joint Ventures

   Equity in earnings of operating joint ventures, net, decreased by $1.0 million and $0.9 million in 2001, and 2000, respectively, primarily because of higher interest expense due to a refinancing at a joint venture in 2000 and lower occupancies in hotels owned by two joint ventures in 2001 (see Variability in Results section).

  Property Sales

   Gain on property sales was $29.6 million in 2001, $28.4 million in 2000, and $25.5 million in 1999, summarized as follows:


                                            Year Ended December 31,
                                         ----------------------------  Difference Difference
                                           2001      2000      1999    2001/2000  2000/1999
                                         --------  --------  --------  ---------- ----------
                                                           (In thousands)
Property sales
Building sales:
   Sales proceeds....................... $ 37,898  $ 72,057  $ 36,937   $(34,159)  $ 35,120
   Cost of sales........................  (24,402)  (50,262)  (25,505)    25,860    (24,757)
                                         --------  --------  --------   --------   --------
       Gain.............................   13,496    21,795    11,432     (8,299)    10,363
                                         --------  --------  --------   --------   --------
Ground Lease sales:
   Sales proceeds.......................   23,861    10,850       330     13,011     10,520
   Cost of sales........................  (11,194)   (5,859)      (72)    (5,335)    (5,787)
                                         --------  --------  --------   --------   --------
       Gain.............................   12,667     4,991       258      7,676      4,733
                                         --------  --------  --------   --------   --------
Other sales:
   Sales proceeds.......................   10,059     6,416    53,753      3,643    (47,337)
   Cost of sales........................   (6,576)   (4,808)  (39,982)    (1,768)    35,174
                                         --------  --------  --------   --------   --------
       Gain.............................    3,483     1,608    13,771      1,875    (12,163)
                                         --------  --------  --------   --------   --------
       Total gain on property sales..... $ 29,646  $ 28,394  $ 25,461   $  1,252   $  2,933
                                         ========  ========  ========   ========   ========

   The 2001 property sales include the closings of 171.2 acres of ground leases and 0.5 million square feet of existing operating properties.

   The 2000 property sales include the closings of 9.0 acres of ground leases and 1.2 million square feet of existing operating properties. The 1999 property sales include the closings of 10.5 acres of ground leases and 0.4 million square feet of existing operating properties (see Variability in Results section).

   "Other sales" in the table above included the sale of an apartment joint venture in San Diego, California in 1999; there were no sales of operating joint ventures in 2001 and 2000. The 2001, 2000, and 1999 "Other sales" also include the sales of 937 acres, 1,026 acres, and 1,514 acres, respectively, of ground leases that we had acquired in 1998 from a railroad customer with the intention of selling them over the next several years.

  Management Fees

   In past years, a major source of management fee income was a contract to manage and sell the non-railroad real estate assets of a major railroad company. As anticipated, most of the railroad's inventory of managed assets was sold in accordance with the customer's goals. We decided not to pursue renewal of this contract when it expired on December 31, 2000, so management fees decreased by $11.7 million in 2001. Management fees increased by $1.2 million in 2000 primarily because of higher sales commissions from the sales of railroad inventory of the railroad customer.

  Selling, General, and Administrative Expenses

   The decrease in 2001 in selling, general, and administrative expenses of $7.7 million was due to the expiration of the contract to manage and sell the non-railroad real estate assets of a major railroad company (see Management Fees section above). The increase in 2000 of $1.4 million was primarily due to increase in non-compensation administrative and office related expenses.

  Other

   "Other" increased by $3.2 million in 2001 primarily because of higher interest income earned on a higher balance of short-term investments and gain from a condemnation easement sale. "Other" decreased by $0.4 million in 2000 primarily because of higher expenses related to the expiration of the contract to manage and sell the non-railroad real estate assets of a major railroad company.

  Interest

   Interest expense was $75.1 million, $57.8 million, and $50.7 million in 2001, 2000, and 1999, respectively. Interest increased $17.3 million and $7.1 million in 2001, and 2000, respectively, primarily because of new mortgages placed on completed buildings and newly acquired buildings added to our portfolio.

   We expect interest expense to continue to increase in 2002 as we anticipate adding debt collateralized by the newly completed and retained buildings.

  Minority Interests

   In 1999, we formed a subsidiary real estate investment trust ("REIT") for financing purposes and sold 10% of this subsidiary's stock to minority investors. This subsidiary is consolidated for financial reporting purposes. The increase in 2000 was because the subsidiary operated for a full year in 2000, but not in 1999.

Commercial:

   The Commercial segment acquires and develops suburban commercial business parks for our own account and the account of others. Pre-tax EBDDT consists primarily of sales gains from development properties sold. The following is a schedule of pre-tax EBDDT for the segment:

                                                  Year Ended December 31,
                                               ----------------------------
                                                                             Difference Difference
                                                 2001      2000      1999    2001/2000  2000/1999
                                               --------  --------  --------  ---------- ----------
                                                                 (In thousands)
Property sales and fee services
   Sales revenue.............................. $ 75,686  $ 68,951  $ 94,072   $ 6,735    $(25,121)
   Cost of sales..............................  (50,896)  (52,415)  (76,845)    1,519      24,430
                                               --------  --------  --------   -------    --------
       Gain on property sales.................   24,790    16,536    17,227     8,254        (691)
   Equity in earnings of development
     joint ventures, net......................        9        13       (23)       (4)         36
                                               --------  --------  --------   -------    --------
          Total gain on property sales........   24,799    16,549    17,204     8,250        (655)
   Management and development fees............    3,679       999       896     2,680         103
   Selling, general and administrative
     expenses.................................   (9,607)   (9,643)   (6,192)       36      (3,451)
   Other......................................     (179)      524      (915)     (703)      1,439
                                               --------  --------  --------   -------    --------
                                                 18,692     8,429    10,993    10,263      (2,564)
Interest expense..............................       (7)       (4)       --        (3)         (4)
                                               --------  --------  --------   -------    --------
          Pre-tax EBDDT....................... $ 18,685  $  8,425  $ 10,993   $10,260    $ (2,568)
                                               ========  ========  ========   =======    ========

  Property Sales

   Gain on property sales was $24.8 million in 2001, $16.5 million in 2000, and $17.2 million in 1999, summarized as follows:

                                            Year Ended December 31,
                                         ----------------------------
                                                                       Difference Difference
                                           2001      2000      1999    2001/2000  2000/1999
                                         --------  --------  --------  ---------- ----------
                                                           (In thousands)
Building sales:
   Sales proceeds....................... $ 40,697  $ 33,741  $ 59,806    $6,956    $(26,065)
   Cost of sales........................  (29,846)  (31,546)  (52,788)    1,700      21,242
                                         --------  --------  --------    ------    --------
       Gain.............................   10,851     2,195     7,018     8,656      (4,823)
                                         --------  --------  --------    ------    --------
Land sales:
   Sales proceeds.......................   34,989    35,210    34,266      (221)        944
   Cost of sales........................  (21,050)  (20,869)  (24,057)     (181)      3,188
                                         --------  --------  --------    ------    --------
       Gain.............................   13,939    14,341    10,209      (402)      4,132
                                         --------  --------  --------    ------    --------
       Gain on property sales...........   24,790    16,536    17,227     8,254        (691)
Equity in earnings of development joint
  ventures, net.........................        9        13       (23)       (4)         36
                                         --------  --------  --------    ------    --------
       Total gain on property sales..... $ 24,799  $ 16,549  $ 17,204    $8,250    $   (655)
                                         ========  ========  ========    ======    ========

   The 2001 commercial property sales include the closings of 0.6 million square feet of new industrial buildings and 2,013.3 acres of improved land capable of supporting 6.8 million square feet of commercial development (see Variability in Results section).

   The 2000 commercial property sales include the closings of 0.9 million square feet of new industrial buildings, and 436.8 acres of improved land capable of supporting 8.5 million square feet of commercial development. The 1999 commercial property sales include the closings of 1.3 million square feet of new industrial buildings, and 161.2 acres of improved land capable of supporting 3.3 million square feet of commercial development.

  Management and Development Fees

   Management and development fees increased by $2.7 million in 2001 primarily because of the development and management fees related to a construction management contract with a ground lease lessee.

  Selling, General, and Administrative Expenses

   Selling, general and administrative expenses in 2001 approximated those of 2000. In 2000, the selling, general, and administrative expenses increased $3.5 million, of which approximately $2.7 million was due to additional staffing because of increased sales activity and higher costs to pursue new development activities including expenses incurred on lost opportunities, and $0.8 million was related to non-compensation administrative and office expenses.

  Other

   "Other" decreased by $0.7 million in 2001, but increased $1.4 million in 2000. The decrease in 2001 is primarily because of the expense of certain predevelopment costs previously capitalized as these costs are not expected to provide future benefits. The increase in 2000 is primarily because of interest income from restricted cash generated by tax-deferred exchanges.

  Interest

   Although the development activities increased as of year-end 2001, the interest incurred and capitalized during 2001 decreased as compared to 2000 because construction starts on several projects occurred in the latter part of 2001. The increase in interest incurred and capitalized in 2000 was due to higher levels of development activity.

   Following is a summary of interest incurred:

                             Year Ended December 31,
                            -------------------------  Difference Difference
                             2001     2000     1999    2001/2000  2000/1999
                            -------  -------  -------  ---------- ----------
                                             (In thousands)
    Total interest incurred $ 4,765  $ 5,534  $ 5,178    $(769)     $ 356
    Interest capitalized...  (4,758)  (5,530)  (5,178)     772       (352)
                            -------  -------  -------    -----      -----
    Interest expensed...... $     7  $     4  $    --    $   3      $   4
                            =======  =======  =======    =====      =====

Residential:

   The Residential segment acquires and develops land primarily for single-family residential property via direct investment or through joint ventures. Through the third quarter of 2000, the Residential segment activities also included home building; however, these assets were sold as discussed below. Therefore, our residential sales activities in 2001 decreased as compared to 2000. The following is a schedule of pre-tax EBDDT for the segment:

                                             Year Ended December 31,
                                         ------------------------------  Difference Difference
                                           2001      2000       1999     2001/2000  2000/1999
                                         --------  ---------  ---------  ---------- ----------
                                                            (In thousands)
Property sales and fee services
   Sales revenue........................ $ 48,507  $ 292,822  $ 161,913  $(244,315) $ 130,909
   Cost of sales........................  (30,202)  (238,930)  (121,107)   208,728   (117,823)
                                         --------  ---------  ---------  ---------  ---------
       Gain on property sales...........   18,305     53,892     40,806    (35,587)    13,086
   Equity in earnings of development
     joint ventures, net................   27,670     27,767     10,175        (97)    17,592
                                         --------  ---------  ---------  ---------  ---------
          Total gain on property
            sales.......................   45,975     81,659     50,981    (35,684)    30,678
   Management and development
     fees...............................    1,394      1,498        892       (104)       606
   Selling, general and
     administrative expenses............  (11,379)   (25,007)   (17,217)    13,628     (7,790)
   Other................................   (3,868)   (12,209)    (7,153)     8,341     (5,056)
                                         --------  ---------  ---------  ---------  ---------
                                           32,122     45,941     27,503    (13,819)    18,438
Interest expense........................       --       (546)       (34)       546       (512)
Minority interests......................      (83)    (4,354)        15      4,271     (4,369)
                                         --------  ---------  ---------  ---------  ---------
          Pre-tax EBDDT................. $ 32,039  $  41,041  $  27,484  $  (9,002) $  13,557
                                         ========  =========  =========  =========  =========

  Property Sales

   The 2001 gain of $18.3 million came from residential property sales generated from the closings of 55 homes and 396 lots. The 2001 gain decreased by $35.6 million as compared to 2000 primarily because of the sale of our home-building assets in 2000.

   Included in gain on property sales for 2000 is $13.4 million from the sale of our home-building assets to a limited liability company formed in 2000 managed by Brookfield Homes of California, Inc. ("BHC, LLC"), as well as $10.2 million, before deduction of approximately $4 million in minority interest, from the closing of an 80-lot site in San Francisco, and $30.3 million resulting primarily from the closings of 512 lots and 347 homes compared to the closings of 328 homes and 121 lots in 1999. For results from BHC, LLC operations, see Equity in earning of development joint ventures, net.

  Equity in earnings of development joint ventures, net:

                                          Year Ended December 31,
                                      ------------------------------  Difference Difference
                                        2001       2000       1999    2001/2000  2000/1999
                                      ---------  ---------  --------  ---------- ----------
                                                         (In thousands)
Sales proceeds-unconsolidated JVs.... $ 215,402  $ 316,523  $115,225  $(101,121) $ 201,298
Cost of sales........................  (184,122)  (260,975)  (86,918)    76,853   (174,057)
                                      ---------  ---------  --------  ---------  ---------
   Gain..............................    31,280     55,548    28,307    (24,268)    27,241
Joint Venture partners interest......    (3,610)   (27,781)  (18,132)    24,171     (9,649)
                                      ---------  ---------  --------  ---------  ---------
   Equity in earnings of
     development joint ventures, net. $  27,670  $  27,767  $ 10,175  $     (97) $  17,592
                                      =========  =========  ========  =========  =========

   Equity in earnings of development joint ventures, net, decreased $0.1 million in 2001. Of the $0.1 million decrease in 2001, $9.8 million and $1.3 million decreases were attributable to decreased sales volumes at Serrano in El Dorado Hills, California, and Talega Associates in San Clemente, California, respectively. These decreases were offset by the increased sales activities at Parkway, Talega Village, and the sale of our interest in BHC, LLC of $3.5 million, $3.2 million, and $4.3 million, respectively.

   Equity in earnings of development joint ventures, net, increased $17.6 million in 2000. Of the $17.6 million increase in 2000, $10.1 million was attributable to BHC, LLC. The remaining increase is attributable to increased sales activities at two of our investments, Serrano in El Dorado Hills, California and Talega in San Clemente, California; our joint ventures sold 1,741 lots in 2000 as compared to 797 lots and 29 homes in 1999 (see Variability in Results section).

  Selling, General, and Administrative Expenses

   Selling, general, and administrative expenses decreased $13.6 million in 2001, but increased $7.8 million in 2000. As expected, the decrease in 2001 was primarily attributable to the decreased number of employees related to the sale of our home-building assets to BHC, LLC, in 2000. The increase in 2000 was primarily attributable to the expenses related to the sale of the home-building assets to BHC, LLC during 2000.

  Other

   "Other" (expense) decreased $8.3 million in 2001, but increased $5.1 million in 2000 primarily because of the $5.1 million loss in 2001 related to cost overruns on a fixed-price contract for a development project compared to $11.8 million loss in 2000. The increase in 2001 was also due to an increase in interest income of $1.1 million primarily attributable to higher short-term investments and $0.5 million decrease in expenses incurred in lost opportunities.

  Interest

   Following is a summary of interest incurred:

                             Year Ended December 31,
                            ------------------------  Difference Difference
                            2001    2000      1999    2001/2000  2000/1999
                            -----  -------  --------  ---------- ----------
                                            (In thousands)
    Total interest incurred $ 668  $ 6,529  $ 13,160   $(5,861)   $(6,631)
    Interest capitalized...  (668)  (5,983)  (13,126)    5,315      7,143
                            -----  -------  --------   -------    -------
    Interest expensed...... $  --  $   546  $     34   $  (546)   $   512
                            =====  =======  ========   =======    =======

   Interest incurred and capitalized decreased in 2001 and 2000 primarily because of the sale of the home-building assets, as part of the sale proceeds were used to pay off certain existing debt (see Note 14).

  Minority Interests

   Minority interests decreased $4.3 million in 2001, but increased $4.4 million in 2000. This is primarily because of the sale of an 80-lot site in San Francisco by a consolidated joint venture in 2000 (see Property Sales section).

Urban:

   The Urban segment entitles and develops urban mixed-use sites in San Francisco, Los Angeles, and San Diego. The principal active project of the segment is Mission Bay in San Francisco. The following is a schedule of pre-tax EBDDT for the segment:

                                          Year Ended December 31,
                                         -------------------------  Difference Difference
                                           2001     2000     1999   2001/2000  2000/1999
                                         --------  -------  ------  ---------- ----------
                                                          (In thousands)
Property sales and fee services
   Sales revenue........................ $ 49,793  $    --  $   --   $ 49,793   $    --
   Cost of sales........................  (37,337)      --      --    (37,337)       --
                                         --------  -------  ------   --------   -------
       Total gain on property sales.....   12,456       --      --     12,456        --
   Management and development fees......      782    1,149   2,612       (367)   (1,463)
   Selling, general and administrative
     expenses...........................   (4,349)  (2,248)   (825)    (2,101)   (1,423)
   Other................................    4,716      (19)   (164)     4,735       145
                                         --------  -------  ------   --------   -------
                                           13,605   (1,118)  1,623     14,723    (2,741)
Interest expense........................     (684)  (1,153)   (830)       469      (323)
                                         --------  -------  ------   --------   -------
       Pre-tax EBDDT.................... $ 12,921  $(2,271) $  793   $ 15,192   $(3,064)
                                         ========  =======  ======   ========   =======

  Property sales

   The gain in 2001 resulted from land sales of approximately 5.1 acres of land at Mission Bay and San Diego (see Variability in Results section).

  Management and Development Fees

   Management and development fees decreased $0.4 million and $1.5 million in 2001 and 2000, respectively. The decreases were primarily because development management activities related to the Dodger Stadium renovation were completed in 2000. The 2001 decrease was partially offset by development fees for development management activities commenced in September 2001 related to a new ground lease and joint venture development.

  Selling, General, and Administrative Expenses

   The increases of $2.1 million and $1.4 million in 2001 and 2000, respectively, were primarily attributable to changes in overall staffing to accommodate increased activity associated with the projects of the Urban segment.

  Other

   "Other" increased $4.7 million in 2001 primarily because of lease termination payment related to an expected tenant at the Mission Bay project and higher interest income from restricted cash generated by tax-deferred exchanges.

  Interest

   Following is a summary of interest incurred:

                             Year Ended December 31,
                             -----------------------  Difference Difference
                              2001     2000    1999   2001/2000  2000/1999
                             -------  ------  ------  ---------- ----------
                                             (In thousands)
     Total interest incurred $ 3,258  $1,269  $1,377   $ 1,989     $(108)
     Interest capitalized...  (2,574)   (116)   (547)   (2,458)      431
                             -------  ------  ------   -------     -----
     Interest expensed...... $   684  $1,153  $  830   $  (469)    $ 323
                             =======  ======  ======   =======     =====

   Interest expense decreased $0.5 million in 2001 but increased $0.3 million in 2000. The decrease in 2001 was attributable to the increased capitalized interest as the result of higher development activities at our Mission Bay project in San Francisco. The 2000 interest approximated that of 1999.

Corporate:

   Corporate consists of administrative costs and interest contra-expense, which represents the benefit of capitalized interest attributable to operating segments that had qualifying assets, which required capitalization of more interest than incurred by these segments.

                                  Year Ended December 31,
                               ----------------------------  Difference Difference
                                 2001      2000      1999    2001/2000  2000/1999
                               --------  --------  --------  ---------- ----------
                                                 (In thousands)
Interest (contra-expense)..... $ 17,656  $  8,571  $ 12,152   $ 9,085    $(3,581)
Cost of sales.................   (2,220)       --        --    (2,220)        --
Corporate administrative costs  (19,256)  (15,675)  (14,760)   (3,581)      (915)
Other.........................    5,660       940    (4,253)    4,720      5,193
                               --------  --------  --------   -------    -------
   Pre-tax EBDDT.............. $  1,840  $ (6,164) $ (6,861)  $ 8,004    $   697
                               ========  ========  ========   =======    =======

  Interest (contra-expenses)

   Corporate interest consists primarily of interest contra-expense because the Commercial, Residential, and Urban segments had qualifying assets which required the capitalization of more interest than was directly incurred by these segments. As a result, the Corporate segment capitalized interest during the period and, as the qualifying assets are sold, the corresponding capitalized interest is reflected as cost of sales under the Corporate segment. To conform to current year segment reporting format, capitalized interest in the amounts of $9.5 million for 2001, $7.0 million for 2000 and $5.5 million for 1999, attributable to the Commercial segment's qualifying assets for the years presented is reported under the Corporate segment. The increase of interest contra-expense in 2001 is primarily because of increased assets in the operating segments. The decrease of interest contra-expense in 2000 is primarily because of the sale of our home-building assets.

  Cost of Sales

   As noted above, as the qualifying assets from other segments are sold, the corresponding capitalized interest is reflected as cost of sale. Cost of sales of $2.2 million in 2001 was attributable to the Residential segment.

  Corporate Administrative Costs

   Corporate administrative costs consist primarily of general and administrative expenses. General and administrative expenses increased by $3.6 million and $0.9 million in 2001 and 2000, respectively, primarily because of the increase in our overall activities.

  Other

   The increase in "other" in 2001 and 2000 is primarily attributable to higher interest income from higher short-term investments.

  Items Not Included in Pre-tax EBDDT by Segment

   See a comparative presentation of reconciliation from Pre-tax EBDDT to net income at page 29.

  Depreciation and Amortization Expense

   The increases in depreciation and amortization expense of $6.0 million and $7.3 million in 2001 and 2000, respectively, were primarily attributable to the new buildings added to the portfolio. In 2001 and 2000, we added 2.1 million net square feet and 4.0 million net square feet of building space, respectively, to our portfolio. The added buildings resulted in incremental depreciation expense of $4.1 million and $7.1 million in 2001 and 2000, respectively. The 2001 increase is also due to $1.5 million in amortization of lease commissions and $0.3 million higher depreciation of computers and furniture.

  Gain on Non-Strategic Asset Sales

   Gain on sales of non-strategic assets was $3.9 million, $46.3 million, and $6.8 million for 2001, 2000, and 1999, respectively.

   From 1995 through 2000, we sold $320 million of non-strategic assets with the proceeds used to pay down a portion of existing debt, redeem preferred stock, and fund new development. By the end of 2000, this program was virtually completed. The decrease in 2001, but increase in 2000 is primarily because of a significant sale of desert land that was ultimately transferred to the Federal Government in 2000. Future gains will likely be limited to a few additional transactions on remaining desert property.

  Income Taxes

   Income taxes decreased $9.3 million and increased $27.4 million in 2001 and 2000, respectively. These changes are the results of changes in pre-tax income primarily attributed to rental income, gain from property sales, and gain on non-strategic asset sales as discussed above.

                                                    Year Ended December 31,
                                                 ----------------------------  Difference  Difference
                                                   2001      2000      1999    2001/2000   2000/1999
                                                 --------  --------  --------  ----------  ----------
                                                              (In thousands)
Income before income taxes & extraordinary items $162,320  $186,102  $117,910   $(23,782)   $68,192
                                                 ========  ========  ========   ========    =======
Income taxes:
   Current taxes................................ $ 16,300  $ 12,539  $ 17,339   $  3,761    $(4,800)
   Deferred taxes...............................   49,499    62,556    30,351    (13,057)    32,205
                                                 --------  --------  --------   --------    -------
   Income tax expense........................... $ 65,799  $ 75,095  $ 47,690   $ (9,296)   $27,405
                                                 ========  ========  ========   ========    =======
Total tax:
   Current tax rate.............................     10.0%      6.7%     14.7%      49.3%     (54.4)%
   Deferred tax rate............................     30.5%     33.6%     25.7%      (9.2)%    30.7 %
                                                 --------  --------  --------   --------    -------
   Tax rate.....................................     40.5%     40.3%     40.4%        .0%        .0%
                                                 ========  ========  ========   ========    =======

   Current tax rates decreased from 1999 to 2000 and increased from 2000 to 2001 primarily due to increases and decreases, respectively, in the number of tax-deferred property exchanges in the respective years. Gains from tax-deferred exchange property sales are recognized for financial reporting purposes but the associated tax liability is not incurred for tax purposes until the replacement property is sold.

   Accordingly, deferred taxes increased from 1999 to 2000 and decreased from 2000 to 2001 primarily due to increases and decreases, respectively, in the number of tax-deferred property exchanges in the respective years.

   The calculation of current taxes due involves the use of many estimates that are not finalized and adjusted until our final tax returns are filed, usually in September of the following year. Consequently, actual taxes paid in regard to any given year will differ from the amounts shown above; however, the differences have historically not been material, and are not expected to be material in the future.

  Depreciation Recapture

   We exclude the portion of gain on property sales attributable to depreciation recapture from EBDDT (see Note 13 of the accompanying Consolidated Financial Statements). The decrease of $3.1 million in depreciation recapture from 2000 to 2001 is because of lower sales volume of older properties in 2001 as compared to 2000. We sold seven older existing buildings in 2001 as compared to eleven in 2000.

  Extraordinary Income/Expense

   In October of 1999, a partnership transferred its primary asset to a third party. This transaction resulted in the recognition of a $26.7 million extraordinary gain, net of tax expense of $17.8 million.

  Variability in Results

   Although our rental properties provide relatively stable operating results, our earnings from period to period will be affected by the nature and timing of acquisitions and sales of property. Many of our projects require a lengthy process to complete the development cycle before they are sold. Also, sales of assets are difficult to predict given fluctuating economic conditions and are generally subject to lengthy negotiations and contingencies that need to be resolved before closing. These factors may tend to "bunch" income in particular periods rather than producing a more even pattern throughout the year or from year to year. In addition, gross margins may vary significantly as the mix of property varies. The cost basis of the properties sold varies because (i) properties have been owned for varying periods of time; (ii) properties are owned in various geographical locations; and (iii) development projects have varying infrastructure costs and build-out periods.

Liquidity and Capital Resources

Off-balance sheet arrangements, contractual obligations and commitments

   We have the following off-balance sheet arrangements, contractual obligations and commitments, which are disclosed in various sections of the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and elsewhere in this MD&A. They exist in the following areas:

  . Unconsolidated real estate joint ventures--capital contribution requirements

  .   Debt and debt service guarantees

  .   Surety bonds and standby letters of credit

  .   Executed contracts for construction and development activity

  Unconsolidated real estate joint ventures--capital contribution requirements

   We have investments in eleven unconsolidated real estate joint ventures. Five of the joint ventures are involved in the operation of rental real estate properties and the remaining six are involved in real estate development. We use the equity method of accounting for all of our investments in unconsolidated joint ventures.

   We are required to make additional capital contributions to one of the unconsolidated joint ventures should additional capital contributions be necessary to fund cost overruns if actual construction costs exceed the guaranteed maximum price in the construction contract. The maximum price is approximately $252.5 million, of which $165 million is anticipated to be funded from construction loan proceeds and $62.5 million from our partners. As of December 31, 2001, no additional capital contribution is expected to be necessary.

  Debt and debt service guarantees

   We have made certain debt service guarantees totaling $52.9 million. Of the total guarantees, $42.3 million of debt service guarantees relates to three unconsolidated residential development joint ventures, and an $8.6 million debt service guarantee that relates to a development project in which we are the construction manager. We also have a $2.0 million limited guarantee, relating to another development project in which we are the developer, which expires on July 1, 2002. These debt service guarantees are typical business arrangements commonly required of developers in real estate development. Examples of events that would require us to provide a cash payment pursuant to the guarantee include a loan default, which would result from failure of the primary borrower to service the debt when due, or non-compliance of the primary borrower with financial covenants. Our guarantee exposure is generally limited to situations in which the value of the collateral is not sufficient to satisfy the outstanding indebtedness. At December 31, 2001, we have not been required to satisfy any amounts pursuant to these debt and debt service guarantees.

  Surety bonds and standby letters of credit

   As of December 31, 2001, we have $177.2 million in surety bonds and $48.1 million in outstanding standby letters of credit, totaling $225.3 million, in favor of local municipalities or financial institutions to guarantee the construction of real property improvements or financial obligations. The $177.2 million in surety bonds are to guarantee the construction of public improvements and infrastructure such as sewer, streets, traffic signals, grading, and wildlife preservations in connection with our various development projects. Surety bonds are commonly required by public agencies from developers in real estate development. The surety bonds and standby letters of credit are renewable and expire upon completion of the required improvements. Standby letters of credit are a form of credit enhancement that is commonly required in real estate development when bonds are issued to finance public improvements.

  Executed contracts for construction and development activity

   We have entered into construction and development contracts to vendors totaling $273.3 million related to our various projects. A majority of these commitments are typically funded by construction loans and originated in the normal course of business.

   The following table summarizes our outstanding contractual obligations as of December 31, 2001 and the effect such obligations are expected to have on liquidity and cash flow in future periods:

                                            Payments Due by Period
                               ------------------------------------------------
                                          Less Than   1-3              After 5
    Contractual Obligations      Total     1 Year    Years   4-5 Years  Years
    -----------------------    ---------- --------- -------- --------- --------
                                                (in thousands)
 Mortgage and Other Debt...... $1,310,457 $176,723  $331,929 $197,993  $603,812
 Operating Leases.............      9,263    2,573     6,239      226       225
 Construction Contracts.......    273,264  253,509    19,755       --        --
                               ---------- --------  -------- --------  --------
 Total Contractual Obligations $1,592,984 $432,805  $357,923 $198,219  $604,037
                               ========== ========  ======== ========  ========

   The following table summarizes our outstanding commitments as of December 31, 2001 and the effect such commitments may have on liquidity and cash flow in future periods:

                                            Amount of Commitment Expiration
                                                      Per Period
                                    Total   -------------------------------
                                   Amounts  Less Than   1-3    4-5  After 5
             Commitments          Committed  1 Year    Years  Years  Years
             -----------          --------- --------- ------- ----- -------
                                               (in thousands)
    Standby Letters of Credit and
      Surety Bonds............... $225,325  $137,316  $87,999  $10   $ --
    Debt Guarantees..............   52,885    52,885       --   --     --
                                  --------  --------  -------  ---   ----
    Total Commercial Commitments. $278,210  $190,201  $87,999  $10   $ --
                                  ========  ========  =======  ===   ====

Note: The above tables do not include certain obligations made in the ordinary course of business (receivables, payables, etc).

  Cash flows from operating activities

   Cash provided by operating activities reflected in the statement of cash flows for the years ended December 31, 2001, 2000, and 1999 was $355.6 million, $336.2 million, and $183.9 million, respectively.

   The increase of approximately $19.4 million in 2001 was primarily attributed to a combined decrease of $72.4 million in uses offset by a combined decrease of $53.0 million in sources. The combined decrease of $72.4 million in uses was due to the $90.0 million decrease in capital expenditures for development properties offset by the $13.0 million increase in other property acquisitions and the $4.6 million lower minority interest. The combined decrease of $53.0 million in sources was primarily due to the $145.6 million decrease in cost of development properties and non-strategic assets sold and the $14.5 million decrease in net income offset by the $17.1 million increase in operating distributions from joint ventures and the change of $103.6 million in assets and liabilities which resulted from a $104.8 million prepayment of rent associated with a 34-year ground lease.

   The $152.3 million increase between 2000 and 1999 was primarily attributed to a combined increase of $70.5 million in sources and a combined decrease of $81.8 million in uses. The combined increase of $70.5 million in sources was due to the $80.0 million increase in cost of development properties and non-strategic assets sold, the $44.0 million extraordinary income in 1999, and the $14.1 million increase in net income offset by the $20.1 million decrease in operating distributions from joint ventures and the $43.9 million change in assets and liabilities. The combined decrease of $81.8 million in uses was primarily due to the $74.1 million decrease in capital expenditures for development properties and the $7.5 million higher minority interest.

  Cash flows from investing activities

   Net cash used in investing activities reflected in the statement of cash flows for the years ended December 31, 2001, 2000, and 1999 was $281.4 million, $264.4 million, and $238.4 million, respectively.

   The $17.0 million increase in 2001 consisted primarily of a combined increase of $68.5 million in uses offset by a combined increase of $51.5 million in sources. The $68.5 million increase in uses was due to the $56.0 million increase in property acquisitions and capital expenditures for investment properties and the $23.4 million increase from the reimbursable construction costs incurred, offset by the $10.8 million decrease in contributions to joint ventures and tenant improvements. The $51.5 million increase in sources was due to the $63.8 million decrease in restricted cash and investments as well as the $3.3 million increase in net proceeds from sale of other assets offset by the $15.6 million decrease in distributions from joint ventures.

   The $26.0 million increase between 2000 and 1999 was primarily because of a decrease of $19.2 million in sources and an increase of $6.8 million in uses. The $19.2 million decrease in sources consisted of the $55.6 million increase in restricted cash and investments offset by the $36.4 million increase in net proceeds from sales of other assets and distributions from joint ventures. The $6.8 million increase in uses was primarily due to the $27.3 million increase in capital expenditures for investment properties offset by the decreases of $16.6 million in property acquisitions and $4.4 million in contributions to joint ventures.

   Capital expenditures reflected in the statement of cash flows include the following:

                                                                Year Ended December 31,
                                                               --------------------------
                                                                 2001     2000     1999
                                                               -------- -------- --------
                                                                     (In thousands)
Capital Expenditures from Operating Activities and
  Non-Cash Acquisitions/(1)/
Capital expenditures for development properties............... $ 63,411 $121,032 $179,479
Development property acquisitions.............................       --   26,464   35,620
Capitalized interest and property tax.........................    1,849    7,738   14,266
                                                               -------- -------- --------
Capital expenditures in cash flows for operating activities...   65,260  155,234  229,365
Other acquisitions............................................   13,000       --      289
Seller-financed acquisitions..................................   10,000       --   26,707
                                                               -------- -------- --------
       Total capital expenditures in operating activities.....   88,260  155,234  256,361
                                                               -------- -------- --------
Capital Expenditures from Investing Activities and Non-Cash
  Acquisitions/(2)/
Construction and building improvements........................  156,566  149,895  130,930
Predevelopment................................................    1,387   26,637   19,406
Infrastructure and other......................................   62,004   48,622   48,935
Capitalized interest and property tax.........................   27,536   14,426   13,040
                                                               -------- -------- --------
   Capital expenditures for investment properties.............  247,493  239,580  212,311
Commercial property acquisitions..............................   83,567   35,471   52,051
Reimbursable construction costs...............................   23,411       --       --
Tenant improvements...........................................    2,893    5,767    5,301
                                                               -------- -------- --------
Capital expenditures in investing activities..................  357,364  280,818  269,663
Seller-financed acquisitions..................................       --    1,702   14,000
                                                               -------- -------- --------
       Total capital expenditures in investing activities.....  357,364  282,520  283,663
                                                               -------- -------- --------
       Total capital expenditures............................. $445,624 $437,754 $540,024
                                                               ======== ======== ========

--------
/(1) This category includes capital expenditures for properties we intend to build to sell. /
/(2) This category includes capital expenditures for properties we intend to hold for our own account. /

   Capital expenditures for development properties--This item relates to the development of residential and commercial for-sale development properties. The decreases from 2000 to 2001 and 1999 to 2000 are primarily because of the sale of home-building assets in July 2000 (see discussion of property sales in Residential section).

   Property acquisitions--In 2001, we invested approximately $106.6 million in property and other acquisitions; $66.6 million for the acquisitions of two commercial buildings, which added approximately 1.2 million square feet to our income-producing portfolio; $17.0 million for the acquisition of commercial land, which added about 5.6 million square feet of potential development; and $23.0 million, including a $10.0 million seller-financed note, for the acquisition of an ownership interest in Parkway Company, LLC in Folsom, California.

   In 2000, we invested approximately $63.6 million in property acquisitions, including $1.7 million in seller-financed note from one of our commercial land acquisitions; $26.5 million for the acquisitions of residential development property in California, directly or through joint ventures; these acquisitions would support up to 479 homes/lots; and $37.1 million for the acquisition of commercial and mixed-used development land which added approximately 10.2 million square feet of potential development.

   In 1999, we invested approximately $128.7 million in property acquisitions, including $40.7 million in seller-financed notes. These acquisitions included $67.5 million for commercial development land and completed buildings, and $61.2 million for residential development properties, directly or through joint ventures.

   Capitalized interest and property taxes--This item represents interest and property taxes capitalized as part of our development projects. The increase in 2001 resulted from an increase in our construction activity primarily from our urban and commercial development projects as discussed under Construction and building improvements. The decrease in 2000 was primarily because of the sale of our home-building assets in July 2000.

   Construction and building improvements--This item relates primarily to development of new properties held for lease. This development activity is summarized below:

                                                    Year Ended December 31,
                                                    ----------------------
                                                       2001        2000
                                                    ----------  ----------
                                                       (In square feet)
    Commercial Development
    Under construction, beginning of period........  3,474,000   4,641,000
    Construction starts............................  4,735,000   4,863,000
    Completed--retained in portfolio............... (1,465,000) (5,158,000)
    Completed--design/build or sold................   (601,000)   (872,000)
                                                    ----------  ----------
    Subtotal under construction, end of period.....  6,143,000   3,474,000
                                                    ----------  ----------
    Urban Development
    Under construction, beginning of period........         --          --
    Construction starts............................    361,000          --
                                                    ----------  ----------
    Subtotal under construction, end of period/(1)/    361,000          --
                                                    ----------  ----------
    Total under construction, end of period........  6,504,000   3,474,000
                                                    ==========  ==========

--------
/(1) Includes approximately 45,000 square feet of residential units, which we intend to sell; excludes approximately 280,000 square feet of commercial space started but stopped during 2001. /

   Predevelopment--This item relates to amounts incurred for our urban and commercial development projects, primarily the Mission Bay project in San Francisco, California, an acquisition in Ontario, California, and the Santa Fe Depot project in San Diego, California. The decrease is primarily related to Mission Bay whereas $12.4 million of predevelopment cost incurred is reimbursable, which is discussed at Reimbursable construction costs below. The decrease is also attributed to the increase in our development activities for our Urban Development projects primarily at Mission Bay (see Construction and building improvements for details).

   Infrastructure and other--This item represents primarily infrastructure costs incurred in connection with our urban and commercial projects. Infrastructure costs relate primarily to the projects at Woodridge, Illinois; Denver, Colorado; Ontario, California; Fremont, California; and Mission Bay, San Francisco, California.

   Reimbursable construction costs--Approximately $23.4 million of total predevelopment and infrastructure cost incurred is reimbursable pursuant to various Community Facility District Bonds issued in 2001 (see Note 15 of the accompanying Consolidated Financial Statements for details).

  Cash flows from financing activities

   Net cash (used in) provided by financing activities reflected in the statement of cash flows for the years ended December 31, 2001, 2000, and 1999 was ($188.1 million), $229.3 million, and $37.0 million, respectively. The $417.4 million decrease in 2001 is primarily attributable to $372.4 million expended for the purchase of 21,649,797 shares of our common stock in 2001 as compared to $28.7 million expended for the purchase of 1,997,300 shares in 2000. The 2001 decrease is also attributable to a net borrowing of $169.7 million in 2001 as compared to a net borrowing of $257.3 million in 2000. The increase of $192.3 million in 2000 is primarily attributable to a net borrowing of $257.3 million as compared to a net pay-down of $12.8 million in 1999 offset by a net decrease in 2000 of $54.1 million in contributions from minority partners primarily because of the formation of a subsidiary REIT in 1999 and $28.7 million used to repurchase our common stock in 2000.

  Capital commitments

   As of December 31, 2001, we had outstanding standby letters of credit and surety bonds in the amount of $225.3 million in favor of local municipalities or financial institutions to guarantee performance on real property improvements or financial obligations.

   As of December 31, 2001, we had approximately $273.3 million in total commitments for capital expenditures to vendors. These commitments are primarily contracts to construct industrial development projects, predevelopment costs, and re-leasing costs.

   As a partner in certain joint ventures, we have made certain financing guarantees totaling $42.3 million at December 31, 2001. In addition, we have guaranteed debt service of $8.6 million and $2.0 million for various residential projects (see Notes 5 & 15).

  Cash balances, available borrowings, and capital resources

   As of December 31, 2001, we had a total cash of $230.3 million, of which $7.6 million is restricted cash. At year-end, in addition to the $230.3 million cash, we had $132.2 million in borrowing capacity under our commercial construction facilities and $3.0 million in additional borrowing capacity under our term loans, both available upon satisfaction of certain conditions.

   Our short- and long-term liquidity and capital resources requirements will be provided primarily from four sources: (1) cash on hand, (2) ongoing income from our rental portfolio, (3) proceeds from sales of developed properties, land and non-strategic assets, and (4) additional debt. As noted above, existing construction loan facilities are available for meeting short-term liquidity requirements. Our ability to meet our mid- and long-term capital requirements is dependent upon the ability to obtain additional financing for new construction, completed buildings, acquisitions, and currently unencumbered properties. There is no assurance that we can obtain this financing or obtain this financing on favorable terms.

   Stock Repurchase--From October 1999 through July 2001, our Board of Directors authorized five separate stock repurchase programs; each had a limit of $50 million. Share purchases under these programs were made on the open market. We purchased a total of 13,047,097 shares at a total cost of $218.0 million under these programs. The remaining $32.0 million authorized had expired or was terminated.

   In December 2001, we purchased 10,600,000 shares of Common Stock from the California Public Employees' Retirement System ("CalPERS") for $183.1 million in a privately negotiated transaction. An independent third party provided our Board of Directors with a written opinion confirming that the terms and conditions of this transaction were fair, from a financial point of view, to our stockholders other than CalPERS. Immediately prior to the transaction, CalPERS was the beneficial owner of 18.8 million shares, or approximately 19.3% of our issued and outstanding common stock. As a result of the transaction, CalPERS' beneficial ownership was reduced to 8.2 million shares, or approximately 9.5% of our issued and outstanding common stock.

   Debt covenants--Four of our credit agreements, totaling $148 million, contain financial covenants including a minimum debt services coverage ratio of
1.60 to 1, a maximum leverage ratio of 60%, and a minimum tangible net worth of $370.6 million (subject to adjustment for stock buybacks), all terms are defined in those credit agreements. As of or for period ending December 31, 2001 the actual numbers, as each is defined in those credit agreements, were 1.93; 53.9%; and $435.3 million, respectively. Our performance against these covenants is measured on a quarterly basis, with debt service coverage being measured on a rolling four-quarter basis. In the event we were to breach any of these covenants and were unable to negotiate satisfactory waivers or amendments, our lenders in theses credit facilities could declare outstanding due and payable.

   Bonds--In June 2001, $101 million of Community Facility District bonds were sold to finance public infrastructure improvements at Mission Bay in San Francisco and Pacific Commons in Fremont, California. These bonds have a series of maturities up to thirty years. Bonds totaling $71 million were issued for Mission Bay, of which $17 million have a floating rate of interest initially set at 2.85% and currently at 1.5%, with the remaining $54 million at a fixed rate of 6.02%. We have issued a letter of credit totaling $17 million in support of the floating rate bond issued for Mission Bay. At Pacific Commons, $30 million of bonds were issued and have a weighted average fixed interest rate of 6.2%. At December 31, 2001, for Mission Bay, $2.4 million of the $17 million floating rate bonds and $10.9 million of the $54 million fixed rate bonds were used to reimburse costs we incurred on behalf of the district. For Pacific Commons, approximately $0.1 million of the bonds were used to reimburse costs we incurred on the district's behalf as of December 31, 2001 (see Note 15 of the accompanying Consolidated Financial Statement for details).

   Insurance--Changes in the insurance industry over the last year have caused the availability of certain types of coverage to decrease and the cost of available coverage to increase. In renewing our policies in the fourth quarter of 2001, we were able to essentially obtain all of our historical levels and types of insurance (although at a higher cost), except in regard to earthquake coverage, where we were able to place approximately 65% of the previous $100 million coverage limit. We also expect availability to decrease and cost to increase for surety bonds. Surety bonds are commonly used in the land development process to guarantee the construction of infrastructure for public entities.

Related party transactions

   In 2001, we formed Third and King Investors, LLC, an unconsolidated joint venture. The joint venture is building a large mixed-use project at Mission Bay in San Francisco, California, consisting of approximately 595 apartments, 127,000 square feet of commercial space, and 945 parking stalls. As part of the transaction, a subsidiary entered into a 99-year ground lease with the venture and we recognized $1.8 million in rental income from this ground lease in 2001. The joint venture is currently seeking a $165 million construction loan for the project. We have also agreed with the venture to fund, on a pro-rata basis, the balance of equity capital required and, in addition, to fund certain cost overruns if actual construction costs exceed the guaranteed maximum price set forth in the construction contract.

   We also provide development and management services to several of our unconsolidated joint venture investments. Fees earned were $1.2 million, $0.6 million and $1.1 million in 2001, 2000 and 1999, respectively.

   As of December 31, 2001, we have a $13.2 million variable rate (8.42% at December 31, 2001) note receivable maturing June 1, 2005 from one of our unconsolidated joint venture investments. The note is collateralized by the property owned by the venture. Interest earned was $0.9 million and $0.4 million in 2001 and 2000, respectively.

   We have a $4.5 million note receivable from an unconsolidated joint venture for project costs plus accrued interest at 9.0%. This note is collateralized by property owned by the venture, and matures in October 2028. We also have entered into various lease agreements with this unconsolidated joint venture. We incurred rent expense of $0.1 million in each of the years 2001, 2000, and 1999; this lease will expire in November 2011. As lessor, we entered into a ground lease, which will expire in August 2054. We recognized rental income of $0.2 million in each of the last three years and have recorded a $1.4 million receivable associated with this lease. The venture's current projection reflects approximately $0.4 million available funds, per year, from its operations to pay down our receivables.

Trading

   Our executives from time to time in the future may enter into so-called "Rule 10b5-1 Plans." Under an appropriate Rule 10b5-1 Plan, an executive may instruct a third party, such as a brokerage firm, to engage in specified securities transactions in the future based on a formula without further action by the executive provided that the plan satisfies the legal requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

Environmental Matters

   Many of our properties and our subsidiaries' properties are in urban and industrial areas and may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We and our subsidiaries incur ongoing environmental remediation and disposal costs, legal costs relating to clean up, defense of litigation, and the pursuit of responsible third parties. Costs incurred by the consolidated group in connection with operating properties and with properties previously sold are expensed. Costs incurred for properties to be sold by us or our subsidiaries are capitalized and will be charged to cost of sales when the properties are sold (see Note 15 of the accompanying Consolidated Financial Statements for further discussions).

   In recent years, certain of our subsidiaries have acquired properties with known environmental problems for cleanup and redevelopment, and we expect that we may continue to form subsidiaries to acquire such properties (or that existing subsidiaries will acquire such properties) when the potential benefits of redevelopment warrant. When our subsidiaries acquire such properties, they undertake due diligence to determine the nature of the environmental problems and the likely cost of remediation, and they manage the risk with undertakings from third parties, including the sellers and their affiliates, remediation contractors, third party sureties, or insurers. The costs associated with environmental remediation are included in the costs estimates for properties to be developed.

Forward-Looking Information and Risk Factors

   Except for historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties. We have tried, wherever practical, to identify these forward-looking statements by using words like "anticipate", "believe", "estimate", "project", "expect", "plan", "prospects", and similar expressions. Forward-looking statements include, but are not limited to, statements about plans; opportunities; negotiations; markets and economic conditions; development, construction, rental, and sales activities; availability of financing; and property values.

   We caution you not to place undue reliance on these forward-looking statements, which reflect our current beliefs and are based on information currently available to us. We do not undertake any obligation to revise these forward-looking statements to reflect future events, changes in circumstances, or changes in beliefs, except as may be required by law.

   These forward-looking statements are subject to risks and uncertainties that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by these statements. In particular, among the factors that could cause actual results, performance or achievements to differ materially are:

  . Changes in the real estate market or in general economic conditions in the areas in which we own property, including of a worsening economic slowdown or recession or continued economic weakness, especially in the San Francisco Bay Area. Such changes may result in higher vacancy rates for commercial property and lower prevailing rents, lower sales prices or slower sales, lower absorption rates, more tenant defaults and bankruptcies, and the like, with resulting impacts our liquidity and profitability

  .   Product and geographical concentration

  .   Competition in the real estate industry

  . Unavailability of financing to meet our capital needs, the variability of interest rates, and our inability to use our collateral to secure loans

  . Changes in insurance markets or unavailability of particular insurance products (see Insurance Discussion at page 46)

  . Exposure of our assets to damage from natural occurrences such as earthquakes, and weather conditions that affect the progress of construction

  . Delay in receipt of or denial of government approvals and entitlements for development projects, other political and discretionary government decisions affecting the use of or access to land, or legal challenges to the issuance of approvals or entitlements

  . Changes in income taxes due because of audit adjustments required by Federal and State income tax authorities, and changes in tax laws and other circumstances that affect our ability to control the timing and recognition of deferred tax liabilities

  .   Changes in the management team

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

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

   Our primary market risk exposure is interest rate risk. The majority of our financial instruments are not considered market risk sensitive instruments, as they are not subject to foreign exchange rate risk or commodity price risk. At December 31, 2001, we did not have any outstanding interest-protection contracts. We intend to continuously and actively monitor and manage interest costs on our variable rate debt and may enter into interest rate-protection contracts based on market fluctuations.

   At December 31, 2001, approximately 68.38% of our debt bore interest at fixed rates with a weighted average maturity of approximately 7.6 years and a weighted average coupon rate of approximately 6.67%, which is below market. Therefore, unless there were a drastic decrease in interest rates, the fair value of our fixed-rate debt would not be adversely affected. The remainder of our debt bears interest at variable rates with a weighted average maturity of approximately 2.3 years and a weighted average coupon rate of approximately 4.45% at December 31, 2001. To the extent that we incur additional variable rate indebtedness, our exposure to increases in interest rates would increase. If coupon interest rates increased 100 basis points (1%), the annual effect on our financial position and cash flow would be approximately $4.1 million, based on the outstanding balance of our debt at December 31, 2001. We believe, however, that increases in interest expense as a result of inflation will not significantly affect our financial position, results of operations, or cash flow.

Item 8.  Financial Statements and Supplementary Data

   The financial statements and schedules required under Regulation S-X promulgated under the Securities Act of 1933 are identified in Item 14 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

   Except for the information relating to the executive officers of the Company set forth in Part I of this Annual Report on Form 10-K, the information required by the following items in this Part III is hereby incorporated by reference to the relevant sections contained in the Company's definitive Proxy Statement ("2002 Proxy Statement") which will be filed with the Securities and Exchange Commission in connection with the 2002 Annual Meeting of Stockholders to be held in 2002.

Item 10.  Directors and Executive Officers of the Registrant

                       Executive Officers of the Company

   Our executive officers are listed below. There were no family relationships between any executive officers and directors. All executive officers serve at the pleasure of the Board of Directors, subject to compliance with various employment agreements to which the Company and the officers are parties.

Executive Officers

  Name                  Age Position
  ----                  --- --------
  Nelson C. Rising..... 60  Chairman of the Board and Chief Executive Officer
  Timothy J. Beaudin... 43  Executive Vice President
  C. William Hosler.... 38  Senior Vice President and Chief Financial Officer
  Vanessa L. Washington 42  Senior Vice President and General Counsel
  Paul A. Lockie....... 43  Vice President and Controller
  Jaime L. Gertmenian.. 35  Vice President, Human Resources and Administration

   Additional information concerning the business background of each executive officer is set forth below.

   MR. RISING has served as Chairman of our Board of Directors and Chief Executive Officer since May 2000. From 1994 through May 2000, Mr. Rising served as our President and Chief Executive Officer and as a Director. Mr. Rising is also currently Chairman of the Board of Directors of the Federal Reserve Bank of San Francisco, Chairman of The Real Estate Roundtable, a federal public policy advocacy group for the real estate industry, and a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

   MR. BEAUDIN was elected as Executive Vice President in October 2001. Before this election, Mr. Beaudin served as President of our Commercial Group, where he was responsible for managing our commercial development activities, asset management, property sales, and property tax group. From January 1996 to early 1999, Mr. Beaudin served as Senior Vice President, Property Operations.

   MR. HOSLER joined us as Senior Vice President and Chief Financial Officer in July 1999. From January 1998 to March 1999, Mr. Hosler served as the Chief Financial Officer for Capital Company of America, LLC. From 1995 to 1998, Mr. Hosler served as the Chief Financial Officer for Morgan Stanley & Co.--Morgan Stanley Real Estate Funds.

   MS. WASHINGTON has served us as Senior Vice President and General Counsel since January 2002. Before joining the Company, Ms. Washington was associated with California Federal Bank from 1992 to 2001, and served as Senior Vice President, Corporate Secretary and Counsel from 1996 to 2001.

   MR. LOCKIE has served as Vice President and Controller since he joined us in February 1996.

   MS. GERTMENIAN has been with us since October 1995 and currently serves as Vice President of Human Resources and Administration.

   The information in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2002 Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation

   The information in the sections captioned "Directors--Directors' Compensation", "Employment Agreements", and "Compensation Policy for Senior Executive Officers" in the 2002 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information in the sections captioned "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the 2002 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

   The information in the section captioned "Certain Relationships and Related Transactions" in the 2002 Proxy Statement is incorporated herein by reference.

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

   Form 8-K filed December 13, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CATELLUS DEVELOPMENT CORPORATION

                                       By         /s/ NELSON C. RISING
                                           ----------------------------------
                                                    Nelson C. Rising
                                              Chairman and Chief Executive
                                                        Officer

Dated: March 25, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Catellus Development Corporation and in the capacities and on the date indicated.

          Signature                             Title                        Date
          ---------                             -----                        ----

    /s/ NELSON C. RISING      Chairman and Chief Executive
                              Officer                                   March 25, 2002
------------------------------
      Nelson C. Rising           (Principal Executive
                              Officer)

    /s/ C. WILLIAM HOSLER     Senior Vice President and Chief Financial March 25, 2002
------------------------------
      C. William Hosler
                                Officer (Principal Financial Officer)

     /s/ PAUL A. LOCKIE       Vice President and Controller             March 25, 2002
------------------------------
       Paul A. Lockie           (Principal Accounting
                              Officer)

              *               Director                                  March 25, 2002
------------------------------
     Joseph F. Alibrandi

              *               Director                                  March 25, 2002
------------------------------
    Stephen F. Bollenbach

              *               Director                                  March 25, 2002
------------------------------
       Daryl J. Carter

              *               Director                                  March 25, 2002
------------------------------
      Richard D. Farman

              *               Director                                  March 25, 2002
------------------------------
      Christine Garvey

              *               Director                                  March 25, 2002
------------------------------
      William M. Kahane

              *               Director                                  March 25, 2002
------------------------------
     Leslie D. Michelson

          Signature                       Title                  Date
          ---------                       -----                  ----

              *               Director                      March 25, 2002
------------------------------
    Deanna W. Oppenheimer

              *               Director                      March 25, 2002
------------------------------
     Thomas M. Steinberg

              *               Director                      March 25, 2002
------------------------------
       Cora M. Tellez


*By:      /s/ PAUL A. LOCKIE
     -----------------------------
                Paul A.
     Lockie Attorney-in-Fact March
               25, 2002

                       CATELLUS DEVELOPMENT CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                                            Page
                                                                                            ----
Financial Statements
Report of Independent Accountants dated February 1, 2002................................... F-2
Consolidated Balance Sheet at December 31, 2001 and 2000................................... F-3
Consolidated Statement of Operations for the years ended December 31, 2001, 2000, and 1999. F-4
Consolidated Statement of Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999................................................................................. F-5
Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000, and 1999. F-6
Notes to Consolidated Financial Statements................................................. F-7
Summarized Quarterly Results (Unaudited)................................................... F-30

Index to Exhibits
Exhibits................................................................................... E-1

Financial Statement Schedules
Report of Independent Accountants dated February 1, 2002................................... S-1
Schedule II--Valuation and Qualifying Accounts............................................. S-2
Schedule III--Real Estate and Accumulated Depreciation..................................... S-3
Attachment A to Schedule III............................................................... S-4

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Catellus Development Corporation

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Catellus Development Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Francisco, California
February 1, 2002

                       CATELLUS DEVELOPMENT CORPORATION

                          CONSOLIDATED BALANCE SHEET
                                (In thousands)

                                                                                   December 31,
                                                                              ----------------------
                                                                                 2001        2000
                                                                              ----------  ----------
Assets

Properties................................................................... $2,276,508  $2,025,813
Less accumulated depreciation................................................   (354,557)   (320,275)
                                                                              ----------  ----------
                                                                               1,921,951   1,705,538
Other assets and deferred charges, net.......................................    167,305     121,033
Notes receivable, less allowance.............................................     73,335      36,119
Accounts receivable, less allowance..........................................     22,663      29,690
Restricted cash and investments..............................................      7,566      45,478
Cash and cash equivalents....................................................    222,695     336,558
                                                                              ----------  ----------
          Total.............................................................. $2,415,515  $2,274,416
                                                                              ==========  ==========
Liabilities and stockholders' equity

Mortgage and other debt...................................................... $1,310,457  $1,134,563
Accounts payable and accrued expenses........................................    145,688      96,274
Deferred credits and other liabilities.......................................    177,656      57,596
Deferred income taxes........................................................    290,658     247,975
                                                                              ----------  ----------
       Total liabilities.....................................................  1,924,459   1,536,408
                                                                              ----------  ----------

Commitments and contingencies (Note 15)

Minority interests...........................................................     55,799      54,763
                                                                              ----------  ----------

Stockholders' equity
   Common stock, 110,209 and 108,088 shares issued, and 86,562 and 106,091
     shares outstanding at December 31, 2001 and 2000, respectively..........      1,102       1,081
   Paid-in capital...........................................................    521,312     493,420
   Treasury stock, at cost (23,647 and 1,997 shares at December 31, 2001 and
     2000, respectively).....................................................   (401,082)    (28,660)
   Accumulated earnings......................................................    313,925     217,404
                                                                              ----------  ----------
       Total stockholders' equity............................................    435,257     683,245
                                                                              ----------  ----------
          Total.............................................................. $2,415,515  $2,274,416
                                                                              ==========  ==========

                See notes to consolidated financial statements.

                       CATELLUS DEVELOPMENT CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)

                                                                                              Year Ended December 31,
                                                                                          -------------------------------
                                                                                            2001       2000       1999
                                                                                          ---------  ---------  ---------
Rental properties
    Rental revenue....................................................................... $ 234,881  $ 206,762  $ 172,295
    Property operating costs.............................................................   (62,663)   (55,272)   (46,754)
    Equity in earnings of operating joint ventures, net..................................     8,833      9,809     10,668
                                                                                          ---------  ---------  ---------
                                                                                            181,051    161,299    136,209
                                                                                          ---------  ---------  ---------
Property sales and fee services
    Sales revenue........................................................................   245,804    451,096    347,005
    Cost of sales........................................................................  (149,698)  (337,755)  (259,157)
                                                                                          ---------  ---------  ---------
       Gain on property sales............................................................    96,106    113,341     87,848
    Equity in earnings of development joint ventures, net................................    25,978     27,780     10,152
                                                                                          ---------  ---------  ---------
       Total gain on property sales......................................................   122,084    141,121     98,000
    Management and development fees......................................................     6,000     15,460     14,968
    Selling, general and administrative expenses.........................................   (26,570)   (45,801)   (31,727)
    Other, net...........................................................................     6,187     (9,351)    (5,495)
                                                                                          ---------  ---------  ---------
                                                                                            107,701    101,429     75,746
                                                                                          ---------  ---------  ---------
Interest expense.........................................................................   (58,145)   (50,964)   (39,374)
Depreciation and amortization............................................................   (52,458)   (46,505)   (39,214)
Corporate administrative costs...........................................................   (19,256)   (15,675)   (14,760)
Gain on non-strategic asset sales........................................................     3,909     46,279      6,803
Other, net...............................................................................     5,660        940     (4,253)
                                                                                          ---------  ---------  ---------
    Income before minority interests, income taxes and extraordinary item................   168,462    196,803    121,157
Minority interests.......................................................................    (6,142)   (10,701)    (3,247)
                                                                                          ---------  ---------  ---------
    Income before income taxes and extraordinary item....................................   162,320    186,102    117,910
                                                                                          ---------  ---------  ---------
Income tax expense
    Current..............................................................................   (16,300)   (12,539)   (17,339)
    Deferred.............................................................................   (49,499)   (62,556)   (30,351)
                                                                                          ---------  ---------  ---------
                                                                                            (65,799)   (75,095)   (47,690)
                                                                                          ---------  ---------  ---------
    Income before extraordinary item.....................................................    96,521    111,007     70,220
Extraordinary income related to a joint venture's asset transfer to a third party, net of
 income tax expense......................................................................        --         --     26,652
                                                                                          ---------  ---------  ---------
    Net income........................................................................... $  96,521  $ 111,007  $  96,872
                                                                                          =========  =========  =========
    Net income per share before extraordinary item
       Basic............................................................................. $    0.97  $    1.04  $    0.66
                                                                                          =========  =========  =========
       Assuming dilution................................................................. $    0.94  $    1.02  $    0.64
                                                                                          =========  =========  =========
    Net income per share--extraordinary item
       Basic............................................................................. $      --  $      --  $    0.25
                                                                                          =========  =========  =========
       Assuming dilution................................................................. $      --  $      --  $    0.25
                                                                                          =========  =========  =========
    Net income per share after extraordinary item
       Basic............................................................................. $    0.97  $    1.04  $    0.91
                                                                                          =========  =========  =========
       Assuming dilution................................................................. $    0.94  $    1.02  $    0.89
                                                                                          =========  =========  =========
    Average number of common shares outstanding--basic...................................    99,958    106,561    107,011
                                                                                          =========  =========  =========
    Average number of common shares outstanding--diluted.................................   102,685    109,017    109,146
                                                                                          =========  =========  =========

                See notes to consolidated financial statements.

                       CATELLUS DEVELOPMENT CORPORATION

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (In thousands)

                                         Common Stock    Treasury Stock
                                        -------------- ------------------  Paid-In  Accumulated
                                        Shares  Amount Shares    Amount    Capital   Earnings
                                        ------- ------ -------  ---------  -------- -----------
Balance at December 31, 1998........... 106,808 $1,068      --  $      --  $479,636  $  9,525
   Exercise of stock options and other.     377      4      --         --     3,867        --
   Net income..........................      --     --      --         --        --    96,872
                                        ------- ------ -------  ---------  --------  --------
Balance at December 31, 1999........... 107,185  1,072      --         --   483,503   106,397
   Exercise of stock options and other.     903      9      --         --     9,917        --
   Treasury stock purchases............      --     --  (1,997)   (28,660)       --        --
   Net income..........................      --     --      --         --        --   111,007
                                        ------- ------ -------  ---------  --------  --------
Balance at December 31, 2000........... 108,088  1,081  (1,997)   (28,660)  493,420   217,404
   Exercise of stock options and other.   2,121     21      --         --    27,892        --
   Treasury stock purchases............      --     -- (21,650)  (372,422)       --        --
   Net income..........................      --     --      --         --        --    96,521
                                        ------- ------ -------  ---------  --------  --------
Balance at December 31, 2001........... 110,209 $1,102 (23,647) $(401,082) $521,312  $313,925
                                        ======= ====== =======  =========  ========  ========

                See notes to consolidated financial statements.

                       CATELLUS DEVELOPMENT CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)

                                                                                                  Year Ended December 31,
                                                                                              -------------------------------
                                                                                                2001       2000       1999
                                                                                              ---------  ---------  ---------
Cash flows from operating activities:
   Net income................................................................................ $  96,521  $ 111,007  $  96,872
   Adjustments to reconcile net income to net cash provided by operating activities:
      Extraordinary income related to a joint venture's asset transfer to a third party,
       before income tax expense.............................................................        --         --    (44,020)
      Depreciation and amortization..........................................................    52,458     46,505     39,214
      Deferred income taxes..................................................................    49,499     62,556     48,119
      Amortization of deferred loan fees and other costs.....................................     5,775      6,400      4,575
      Equity in earnings of joint ventures...................................................   (34,811)   (37,589)   (20,820)
      Gain on sales of other assets..........................................................   (25,433)   (20,614)   (10,270)
      Minority interests in earnings of consolidated entities................................     6,142     10,701      3,247
      Operating distributions from joint ventures............................................    43,786     26,714     46,811
      Cost of development properties and non-strategic assets sold...........................   170,828    316,424    236,421
      Capital expenditures for development properties........................................   (65,260)  (155,234)  (229,365)
      Other property acquisitions............................................................   (13,000)        --       (289)
      Other, net.............................................................................    (5,428)    (1,570)    (1,459)
   Change in assets and liabilities:
      Accounts and notes receivable..........................................................   (28,418)   (12,319)   (10,183)
      Other assets and deferred charges......................................................   (32,378)    (4,045)   (11,901)
      Accounts payable and accrued expenses..................................................    15,306    (13,283)    18,718
      Deferred credits and other liabilities.................................................   120,060        594     18,194
                                                                                              ---------  ---------  ---------
Net cash provided by operating activities....................................................   355,647    336,247    183,864
                                                                                              ---------  ---------  ---------
Cash flows from investing activities:
   Property acquisitions.....................................................................   (83,567)   (35,471)   (52,051)
   Capital expenditures for investment properties............................................  (247,493)  (239,580)  (212,311)
   Tenant improvements.......................................................................    (2,893)    (5,767)    (5,301)
   Reimbursable construction costs...........................................................   (23,411)        --         --
   Net proceeds from sale of other assets....................................................    38,016     34,680     13,926
   Distributions from joint ventures.........................................................        --     15,600         --
   Contributions to joint ventures...........................................................        --     (7,944)   (12,370)
   Decrease (increase) in restricted cash and investments....................................    37,912    (25,913)    29,719
                                                                                              ---------  ---------  ---------
Net cash used in investing activities........................................................  (281,436)  (264,395)  (238,388)
                                                                                              ---------  ---------  ---------
Cash flows from financing activities:
   Borrowings................................................................................   398,501    540,007    295,628
   Repayment of borrowings...................................................................  (228,763)  (282,710)  (308,426)
   (Distributions to) contributions from minority partners, net..............................    (5,106)    (7,123)    46,947
   Purchase of treasury stock................................................................  (372,422)   (28,660)        --
   Proceeds from issuance of common stock....................................................    19,716      7,782      2,810
                                                                                              ---------  ---------  ---------
Net cash (used in) provided by financing activities..........................................  (188,074)   229,296     36,959
                                                                                              ---------  ---------  ---------
Net (decrease) increase in cash and cash equivalents.........................................  (113,863)   301,148    (17,565)
Cash and cash equivalents at beginning of year...............................................   336,558     35,410     52,975
                                                                                              ---------  ---------  ---------
Cash and cash equivalents at end of year..................................................... $ 222,695  $ 336,558  $  35,410
                                                                                              =========  =========  =========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest (net of amount capitalized)................................................... $  52,378  $  41,131  $  34,400
      Income taxes........................................................................... $   8,110  $  20,669  $  13,154
   Non-cash financing activities:
      Seller-financed acquisitions........................................................... $  10,000  $   1,702  $  40,707
      Debt forgiveness-property reconveyance................................................. $  (3,844) $      --  $      --

                See notes to consolidated financial statements.

                       CATELLUS DEVELOPMENT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.  Description of Business

   Catellus Development Corporation, together with its consolidated subsidiaries (the "Company"), is a diversified real estate operating company with a large portfolio of rental properties and developable land that manages and develops real estate for its own account and that of others. Interests of third parties in entities controlled and consolidated by the Company are separately reflected as minority interests in the accompanying balance sheet. The Company's rental properties and development portfolio of industrial, residential, retail, office, and other projects (owned directly or through joint ventures) are located mainly in major markets in California, Illinois, Texas, Colorado, and Oregon.

Note 2.  Summary of Significant Accounting Policies

   Principles of consolidation--The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and investees which are controlled by the Company. All other investees are accounted for using the equity method.

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

   Cash and cash equivalents and restricted cash and investments--The Company considers all highly liquid investments with maturity of three months or less at time of purchase to be cash equivalents. Of the restricted cash and investments totaling $7.6 million and $45.5 million at December 31, 2001 and 2000, respectively, $0.4 million and $38.1 million, respectively, represent proceeds from property sales being held in separate cash accounts at a trust company in order to preserve the Company's options of reinvesting the proceeds on a tax-deferred basis. In addition, restricted investments of $7.2 million and $7.1 million at December 31, 2001 and 2000, respectively, represent certificates of deposit used to guarantee lease performance and $0.3 million at December 31, 2000 represents a retained deposit for future lease-up costs.

   Interest rate protection contracts ("Treasury-lock contracts")--The Company may enter into interest rate protection agreements from time to time to lock its interest rate when negotiating fixed rate financing agreements. Amounts paid or received would be capitalized and amortized as a component of interest expense using the effective interest method over the term of the associated debt agreement.

   Financial instruments--The historical cost basis of the Company's notes receivable is representative of fair value based on a comparison to year-end interest rates for receivables of comparable risks and maturities.

                       CATELLUS DEVELOPMENT CORPORATION

Variable rate debt has carrying values which approximate estimated fair value while fixed rate mortgage loans have an estimated aggregate fair value of $831.0 million and remaining principal of $842.3 million based on a comparison to year-end interest rates for debt with similar terms and remaining maturities.

   Property and deferred costs--Real estate is stated at the lower of cost or estimated fair value using the methodology described as follows: (a) for operating properties and properties held for investment, a write-down to estimated fair value is recognized when a property's estimated undiscounted future cash flow, before interest charges, is less than its net book value; (b) for properties held for sale, a write-down to estimated fair value is recorded when the Company determines that the net book value exceeds the estimated selling price, less cost to sell. This evaluation is made by management on a property-by-property basis. The evaluation of future cash flows and fair value of individual properties requires significant judgment; it is reasonably possible that a change in estimate could occur as economic conditions change.

   The Company capitalizes direct construction and development costs. Costs associated with financing or leasing projects are also capitalized and amortized over the period benefited by those expenditures.

   Depreciation is computed using the straight-line method. Buildings and improvements are depreciated using lives of between 20 and 40 years. Tenant improvements are depreciated over the primary terms of the leases (generally 3-15 years), while furniture and equipment are depreciated using lives ranging between 3 and 10 years.

   Maintenance and repair costs are charged to expense as incurred, while significant improvements, replacements, and major renovations are capitalized.

   Notes receivable--Notes receivable are carried at the principal balance, less estimated uncollectible amounts totaling $1.8 million and $3.8 million at December 31, 2001 and 2000, respectively. Interest is recognized as earned; however, the Company discontinues accruing interest when collection is considered doubtful. Notes are generally collateralized by real property or a financing agreement.

   Allowance for uncollectible accounts--Accounts receivable are net of an allowance for uncollectible accounts totaling $1.4 million and $1.7 million at December 31, 2001 and 2000, respectively.

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

   The Company maintains a reserve for estimated costs of environmental remediation to be incurred in connection with operating properties and properties previously sold. For developable land, remediation costs will be capitalized, as incurred, as part of the project costs.

   Income taxes--Income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company's assets and liabilities. In estimating future tax consequences, potential future events are considered except for potential changes in income tax law or in rates.

   Income per share--Income per share of common stock applicable to common stockholders is computed by dividing net income, before extraordinary items, by the weighted average number of shares of common stock outstanding during the period (see table below for effect of dilutive securities).

                       CATELLUS DEVELOPMENT CORPORATION

                                                           Year Ended December 31,
                                ------------------------------------------------------------------------------
                                          2001                       2000                      1999
                                ------------------------- -------------------------- -------------------------
                                                Per Share                  Per Share                 Per Share
                                Income  Shares   Amount    Income  Shares   Amount   Income  Shares   Amount
                                ------- ------- --------- -------- ------- --------- ------- ------- ---------
                                                    (In thousands, except per share data)
Income before extraordinary
 items......................... $96,521  99,958   $0.97   $111,007 106,561   $1.04   $70,220 107,011   $0.66
                                                  =====                      =====                     =====
Effect of dilutive securities--
 stock options.................      --   2,727                 --   2,456                --   2,135
                                ------- -------           -------- -------           ------- -------
Income applicable to
 common stockholders plus
 assumed conversion of
 options....................... $96,521 102,685   $0.94   $111,007 109,017   $1.02   $70,220 109,146   $0.64
                                ======= =======   =====   ======== =======   =====   ======= =======   =====

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

   Minority interests--In 1999 the Company formed a subsidiary REIT and sold 10% of this subsidiary's stock to minority investors. There are also minority investors in the Company's consolidated residential joint ventures.

   New accounting standards--Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet and carried at fair value. Changes in the fair value of derivative instruments are recognized periodically in earnings or stockholders' equity, depending on the intended use of the instrument. Valuation changes for derivatives designated as fair value hedges are recognized in earnings in the period of change, along with the change in value of the underlying hedged item. Gains or losses on derivatives designated as cash flow hedges are initially reported as a component of other comprehensive income and later reclassified into earnings in the period affected by the underlying hedged exposure. Changes in value of derivatives that are not designated as hedging instruments and the amount of any hedging instruments deemed to be ineffective are recorded in earnings in the period of change. The adoption of SFAS No. 133 had no material impact on the financial position, results of operations, or cash flows of the Company. At December 31, 2001 and 2000, the Company had no derivative investments or ongoing hedging activities.

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". As a result of SFAS No. 141, all acquisitions completed after June 30, 2001 are accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill resulting from acquisitions completed after June 30, 2001 not be amortized. The adoption of these new standards has not significantly affected the financial position, results of operations, or cash flows of the Company.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The Company will be required to adopt SFAS No. 144 no later than January 1, 2003. Management does not believe the adoption of this standard will significantly affect the financial position, results of operations, or cash flows of the Company.

                       CATELLUS DEVELOPMENT CORPORATION

Note 3.  Mortgage and Other Debt

   Mortgage and other debt consisted of the following:

                                                                                         December 31,
                                                                                     ---------------------
                                                                                        2001       2000
                                                                                     ---------- ----------
                                                                                        (In thousands)
Fixed rate mortgage loans, interest at 6.01% to 9.75%, due at various dates through
  April 12, 2016/(a)/............................................................... $  842,296 $  648,752
Floating rate mortgage loans, interest variable (3.88% to 4.40% at December 31,
  2001), due at various dates through August 1, 2006/(b)/...........................    272,288    309,837
Construction loans, interest variable (3.90% to 5.87% at December 31, 2001), due at
  various dates through June 12, 2004/(c)/..........................................     98,321     88,241
Land acquisition and development loans, interest at 5.33% to 7.0%, due at various
  dates through October 15, 2025/(d)/...............................................     58,498     46,031
Assessment district bonds, interest at 4.0% to 10.30%, due at various dates through
  September 1, 2025/(e)/............................................................     34,456     26,116
Capital leases, interest variable (4.75% at December 31, 2001), due at various dates
  through December, 31, 2004/(f)/...................................................      3,981     15,336
Other loans, interest at 6.70% to 7.0%, due at various dates through September 15,
  2006..............................................................................        617        250
                                                                                     ---------- ----------
                                                                                     $1,310,457 $1,134,563
                                                                                     ========== ==========

--------
/(a)/ The fixed rate mortgage loans consist of the following: a $358.0 million loan bearing interest at 6.01% (6.65% effective rate considering financing costs), with a 30 year amortization schedule and a maturity in November 2008; a $145.7 million loan bearing interest at 6.65% (6.83% effective rate considering financing costs), maturing in September 2006; $73.7 million of loans bearing interest at 7.29% (7.43% effective rate considering financing costs), maturing on various dates from January 2008 through May 2010; a $20.3 million loan bearing interest at 9.75%, maturing October 2002; $19.3 million of loans bearing interest at 7.23%, maturing on various dates from February 2003 through December 2005; and $13.4 million of loans bearing interest at 7.63% to 9.50%, maturing on various dates from October 2002 through March 2009.

      In addition, during 2001, the Company closed two fixed rate mortgage loans for a total of $213 million. The first was for $200 million, bears interest at 7.25% (7.28% effective rate considering financing costs), with a 30-year amortization schedule and a maturity of 15 years. Of the loan proceeds, $145.5 million was used to pay off existing variable rate construction debt and related interest at closing. At December 31, 2001, $199.0 million was outstanding. The second was for $13.0 million, bears interest at 9.34% (9.75% effective rate considering financing costs), and is amortized over 15 years with a maturity of 5 years. At December 31, 2001, $12.9 million was outstanding.

      These fixed rate mortgage loans are collateralized by certain of the Company's operating properties and by an assignment of rents generated by the underlying properties. A majority of these loans have penalties if paid prior to maturity.

/(b)/ In 2001, the Company closed a $28.0 million floating rate mortgage loan
      (LIBOR plus 2.25%) that has a 25-year amortization schedule and a maturity of 5 years. Under certain conditions, this loan has a yield maintenance premium if paid prior to maturity.

      Floating rate mortgage loans are collateralized by operating properties and by an assignment of rents generated by the underlying properties.

/(c)/ The Company closed sixteen variable rate, collateralized construction loans during 2001. As of December 31, 2001, thirteen of these variable rate (LIBOR plus 1.8% to LIBOR plus 2.5%) loans, with a combined balance of $93.2 million, were outstanding with a total remaining capacity of $132.2 million, maturing on various dates from September 2002 through June 2004.

                       CATELLUS DEVELOPMENT CORPORATION

      The Company's construction loans are used to finance development projects and are collateralized by the related land and improvements and may be guaranteed by the Company. As construction is completed, these loans may be refinanced with fixed or variable rate mortgages.

/(d)/ In 2001, the Company closed a $10.0 million variable rate (LIBOR plus
      2.75%) collateralized promissory note maturing in December 2002. After repayments, $7.3 million was outstanding at December 31, 2001. The note is collateralized by a deed of trust and assignment of leases and rents.

      In addition, the Company issued a $10.0 million uncollateralized promissory note in connection with the acquisition of a 50% interest in a residential development partnership. The note matures on June 1, 2003, and bears interest at 6% for the first year, if paid on or before the first anniversary date, and 8% for the second year, if paid on or before the second anniversary date.

/(e)/ The assessment district bonds are issued through local municipalities to fund the construction of public infrastructure and improvements, which benefit the Company's properties. These bonds are collateralized by certain of the Company's properties (see Note 15).

/(f)/ Capital leases represent the estimated present value of the minimum lease payments.

   Four of the Company's credit agreements, totaling $148 million, contain financial covenants including a minimum debt service coverage ratio of 1.60 to 1, a maximum leverage ratio of 60%, and a minimum tangible net worth of $370.6 million (subject to adjustment for stock buybacks), all terms are defined in those credit agreements. As of or for the period ending December 31, 2001 the actual numbers, as each is defined in those credit agreements, were 1.93; 53.9%; and $435.3 million, respectively. The Company's performance against these covenants is measured on a quarterly basis, with debt service coverage being measured on a rolling four-quarter basis. In the event the Company was to breach any of these covenants and was unable to negotiate satisfactory waivers or amendments, the lenders in these credit facilities could declare the amounts outstanding due and payable.

   The maturities of mortgage and other debt outstanding as of December 31, 2001, are summarized as follows (in thousands):

     2002....................................................... $  176,723
     2003.......................................................    105,972
     2004.......................................................     49,811
     2005.......................................................    176,146
     2006.......................................................    182,003
     Thereafter.................................................    619,802
                                                                 ----------
                                                                 $1,310,457
                                                                 ==========

   Interest costs relating to mortgage and other debt are summarized as follows:

                                           Year Ended December 31,
                                        ----------------------------
                                          2001      2000      1999
                                        --------  --------  --------
                                               (In thousands)
          Total interest incurred...... $ 83,623  $ 69,620  $ 63,764
          Interest capitalized.........  (25,478)  (18,656)  (24,390)
                                        --------  --------  --------
          Interest expensed............ $ 58,145  $ 50,964  $ 39,374
                                        ========  ========  ========

                       CATELLUS DEVELOPMENT CORPORATION

Note 4.  Income Taxes

   The income tax expense reflected in the consolidated statement of operations differs from the amounts computed by applying the federal statutory rate of 35% to income before income taxes and extraordinary items as follows:

                                                   Year Ended December 31,
                                                   -----------------------
                                                    2001    2000    1999
                                                   ------- ------- -------
                                                       (In thousands)
     Federal income tax expense at statutory rate. $56,812 $65,136 $41,269
     Increase in taxes resulting from:
        State income taxes, net of federal impact.   8,719   9,860   6,251
        Other.....................................     268      99     170
                                                   ------- ------- -------
                                                   $65,799 $75,095 $47,690
                                                   ======= ======= =======

   Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and for operating loss and tax credit carryforwards. Significant components of the Company's net deferred tax liability are as follows:

                                                           December 31,
                                                         -----------------
                                                           2001     2000
                                                         -------- --------
                                                          (In thousands)
     Deferred tax liabilities:
     Involuntary conversions (condemnations) of property $ 85,715 $ 85,650
     Capitalized interest, taxes, and overhead..........   95,154   93,211
     Like-kind property exchanges.......................  107,323   92,674
     Investments in partnerships........................   61,307   49,029
     Income of subsidiary REIT..........................   40,708   23,726
     Capital lease......................................   12,148   14,966
     Other..............................................   16,137   11,720
                                                         -------- --------
                                                          418,492  370,976
                                                         -------- --------
     Deferred tax assets:
     Operating loss and tax credit carryforwards........       --    3,071
     Intercompany transactions (prior to spin-off)......   15,001   15,253
     Capitalized rent...................................   24,048   23,901
     Adjustment to carrying value of property...........   41,261   41,425
     Construction contract receivable...................   10,556    8,832
     Depreciation and amortization......................   21,372   17,309
     Capital lease payable..............................    1,592    6,134
     Environmental reserve..............................    3,529    4,097
     Other..............................................   10,475    2,979
                                                         -------- --------
                                                          127,834  123,001
                                                         -------- --------
     Net deferred tax liability......................... $290,658 $247,975
                                                         ======== ========

   All of the Company's net operating loss carryforwards have been used. The Company used its remaining alternative minimum tax credit in 2001.

   The permanent income tax benefit of $7.2 million and $2.1 million for the years ended December 31, 2001 and 2000, respectively, associated with the exercise of stock options is credited directly to paid-in capital on the accompanying statement of stockholders' equity.

                       CATELLUS DEVELOPMENT CORPORATION

Note 5.  Joint Venture Investments

   The Company has investments in a variety of unconsolidated real estate joint ventures that are involved in both operating properties and development of various other projects.

   The Company's unconsolidated joint ventures include the following at December 31, 2001:

                                        Ownership                                    Ownership
Operating Properties                    Percentage Development Projects              Percentage
--------------------                    ---------- --------------------              ----------
Hotel                                              Residential
International Rivercenter /(a)/........     25%    Talega Associates, LLC /(f)/.....     30%
New Orleans Rivercenter /(b)/..........     39%    Talega Village, LLC /(g)/........     50%
New Orleans International Hotel /(c)/..     16%    Serrano Associates, LLC /(h)/....     67%
Pacific Market Investment Company /(d)/     50%    Parkway Company, LLC /(i)/.......     50%
Office                                             Urban
Torrance Investment Company /(e)/......     67%    Third & King Investors, LLC /(j)/     29%
                                                   Commercial
                                                   Traer Creek LLC /(k)/............     10%

--------
/(a)/ International Rivercenter owns the 1,600-room New Orleans Hilton Hotel on and adjacent to the Lower Poydras Wharf in New Orleans, Louisiana.

/(b)/ New Orleans Rivercenter owns a 75% undivided interest in an 8.5-acre parcel of land, which primarily provides parking for the New Orleans Hilton Hotel.

/(c)/ New Orleans International Hotel owns a 22.5% interest in New Orleans
      Rivercenter.

/(d)/ Pacific Market Investment Company owns and operates a 337-room Embassy
      Suites Hotel in San Diego, California.

/(e)/ Torrance Investment Company owns two office buildings totaling 202,000 square feet on 14 acres of land in Torrance, California.

/(f)/ Talega Associates, LLC acquired and developed a master-planned community located partially in the City of San Clemente, and partially in an incorporated area of Orange County. At December 31, 2001, it had an inventory of 2,144 available lots.

/(g)/ Talega Village, LLC develops age-restricted residential units in Orange
      County, California. At December 31, 2001, it had an inventory of 183 available homes.

/(h)/ Serrano Associates, LLC acquired and is developing a 3,500-acre master-planned community near Sacramento, California. At December 31, 2001, it had an inventory of 2,182 available lots.

/(i)/ Parkway Company, LLC develops a master-planned residential community located in Folsom, California. At December 31, 2001, it had an inventory of 1,437 available lots.

/(j)/ Third & King Investors, LLC is in the construction phase of a mixed-use project at Mission Bay in San Francisco, California.

/(k)/ Traer Creek LLC owns land for development in Avon, Colorado.

   In 2001, the Company sold its retained interest in BHC Residential, LLC, and realized a pre-tax gain of $14.2 million (see Note 14), which has been included in "equity in earnings of development joint ventures, net" on the consolidated statement of operations.

   During 2000, the Company acquired the remaining interest that it did not previously own in a residential joint venture, Hercules, LLC. Consequently, the $27.1 million of the Company's investment in this joint venture was consolidated as of December 31, 2000.

                       CATELLUS DEVELOPMENT CORPORATION

   During 1999, the Company acquired the remaining 50% interest that it did not previously own in its apartment joint venture, JMB/Santa Fe Bayfront Venture, which subsequently sold the apartment building that was its sole asset, and the Company realized a pre-tax gain of $10.3 million in 1999.

   In October of 1999, the partnership owning the Pacific Design Center transferred its primary asset to a third party. This transaction resulted in the Company recognizing in 1999 a $26.7 million extraordinary gain, net of tax expense of $17.8 million, resulting from a negative investment/capital account due to prior cash distributions by the partnership.

   The Company guarantees a portion of the debt and interest of certain of its joint ventures. At December 31, 2001, these guarantees totaled $42.3 million. In some cases, other parties have jointly and severally guaranteed these obligations and are collateralized by the related properties.

   The combined balance sheets and statements of operations of these unconsolidated joint ventures, along with the Company's proportionate share, are summarized as follows:

                                                               Combined       Proportionate Share
                                                          ------------------  ------------------
                                                             December 31,        December 31,
                                                          ------------------  ------------------
                                                            2001      2000      2001      2000
                                                          --------  --------  --------  --------
                                                                      (In thousands)
Assets:
   Operating properties:
       Property.......................................... $139,620  $126,363  $ 45,432  $ 41,915
       Other.............................................   19,118    20,416     6,032     6,301
   Development projects:
       Property..........................................  350,877   367,475   137,786   122,218
       Other.............................................   40,244    36,714    11,390    13,413
                                                          --------  --------  --------  --------
          Total.......................................... $549,859  $550,968  $200,640  $183,847
                                                          ========  ========  ========  ========
Liabilities and venturers' equity:
   Operating properties:
       Notes Payable..................................... $192,134  $194,384  $ 59,466  $ 60,197
       Other.............................................   17,408    13,601     5,024     4,111
   Development projects:.................................
       Notes Payable.....................................  101,345   157,152    36,803    61,378
       Other.............................................   96,714    82,138    35,617    27,997
                                                          --------  --------  --------  --------
          Total liabilities..............................  407,601   447,275   136,910   153,683
                                                          --------  --------  --------  --------
   Venturers' equity/(deficit):
       Operating properties..............................  (50,804)  (61,206)  (13,026)  (16,092)
       Development projects..............................  193,062   164,899    76,756    46,256
                                                          --------  --------  --------  --------
                                                           142,258   103,693    63,730    30,164
                                                          --------  --------  --------  --------
          Total liabilities and venturers' equity........ $549,859  $550,968  $200,640  $183,847
                                                          ========  ========  ========  ========

   The Company's proportionate share of venturers' equity is an aggregate amount for all ventures. Because the Company's ownership percentage differs from venture to venture, because there are varying distribution agreements, and because certain ventures have accumulated equity while others have accumulated deficits, the Company's percentage of venturers' equity is not reflective of the Company's ownership percentage of the

                       CATELLUS DEVELOPMENT CORPORATION
ventures. The Company does not recognize its share of losses generated by joint ventures in excess of its investment unless it is legally committed or intends to fund deficits in the future.

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

                                        Combined             Proportionate Share
                               -------------------------- -------------------------
                                             Year Ended December 31,
                               ----------------------------------------------------
                                 2001     2000     1999     2001     2000    1999
                               -------- -------- -------- -------- -------- -------
                                                  (In thousands)
Revenue:
   Operating properties....... $135,849 $139,692 $136,199 $ 41,006 $ 41,777 $40,502
   Development projects.......  220,154  320,988  117,839  109,842  144,381  53,611
                               -------- -------- -------- -------- -------- -------
                                356,003  460,680  254,038  150,848  186,158  94,113
                               -------- -------- -------- -------- -------- -------
Expenses:
   Operating properties.......  106,184  104,642   98,929   32,173   31,968  29,834
   Development projects.......  191,370  276,200   91,139   83,864  116,601  43,459
                               -------- -------- -------- -------- -------- -------
                                297,554  380,842  190,068  116,037  148,569  73,293
                               -------- -------- -------- -------- -------- -------
Net earnings before income tax $ 58,449 $ 79,838 $ 63,970 $ 34,811 $ 37,589 $20,820
                               ======== ======== ======== ======== ======== =======

                       CATELLUS DEVELOPMENT CORPORATION

Note 6.  Property

   Book value by property type consists of the following:

                                                        December 31,
                                                   ----------------------
                                                      2001        2000
                                                   ----------  ----------
                                                       (In thousands)
      Rental properties:
         Industrial buildings..................... $  943,340  $  874,168
         Office buildings.........................    297,707     205,179
         Retail buildings.........................     96,263      94,085
         Ground leases............................    142,913      92,803
         Investment in operating joint ventures...    (13,026)    (16,092)
                                                   ----------  ----------
                                                    1,467,197   1,250,143
                                                   ----------  ----------
      Developable properties:
         Commercial...............................    188,527     174,329
         Residential (See Note 14)................     49,614      64,479
         Urban....................................    258,504     366,136
         Investment in development joint ventures.     76,756      46,256
                                                   ----------  ----------
                                                      573,401     651,200
                                                   ----------  ----------
      Work-in-process:
         Commercial...............................    118,668      50,098
         Commercial--capital lease................     40,560      37,415
         Residential (See Note 14)................      2,494       4,883
         Urban....................................     40,318          --
                                                   ----------  ----------
                                                      202,040      92,396
                                                   ----------  ----------
      Furniture, fixtures and equipment...........     28,818      26,599
      Other.......................................      5,052       5,475
                                                   ----------  ----------
      Gross book value............................  2,276,508   2,025,813
      Accumulated depreciation....................   (354,557)   (320,275)
                                                   ----------  ----------
      Net book value.............................. $1,921,951  $1,705,538
                                                   ==========  ==========

                       CATELLUS DEVELOPMENT CORPORATION

Note 7.  Other Financial Statement Captions

Other Assets and Deferred Charges, Net

   The Company's other assets and deferred charges consisted of the following:

                                                     December 31,
                                                   -----------------
                                                     2001     2000
                                                   -------- --------
                                                    (In thousands)
            Deferred lease commissions, net....... $ 34,200 $ 33,096
            Deferred financing fees, net..........   26,584   29,647
            Reimbursable construction costs.......   25,052       --
            Straight-line rent....................   21,612   17,452
            Deferred cost of sales................   19,627    9,908
            Tax increment financing assets........   15,555       --
            Cash surrender value of life insurance    9,012    7,525
            Prepaid expenses......................    7,567   10,606
            Other.................................    8,096   12,799
                                                   -------- --------
                                                   $167,305 $121,033
                                                   ======== ========

   Amortization of lease commissions was $6.5 million, $4.9 million, and $3.9 million for the years ended December 31, 2001, 2000, and 1999, respectively. Amortization of deferred finance fees was $5.8 million, $6.4 million, and $4.6 million for the years ended December 31, 2001, 2000, and 1999, respectively.

   In 2001, the Company entered into a tax increment financing agreement with a municipality and shares a portion of the increased property tax to be generated by one of its residential development projects. The estimated value to the Company of the incremental tax revenue at December 31, 2001 was $15.6 million and this amount is anticipated to be collected, with interest, over the next 37 years.

   The aggregate total of employee loans at December 31, 2001 and 2000 were $2.0 million and $1.9 million, respectively. In 2001, the Company issued an unsecured $0.1 million interest free promissory note to an employee. Principal repayment is in two annual installments of $62,500 commencing March 31, 2002. In December 2000, the Company issued an unsecured $1.0 million promissory note to an employee pursuant to an employment agreement. Interest is fixed at 5.87% and is due annually commencing February 28, 2002. Principal repayment is in three annual installments of $333,000 commencing on the first anniversary of the employee's termination date, as defined, subject to acceleration provisions in case of certain events. The principal amount of employee loans is included in "Other" above.

Accounts Payable and Accrued Expenses

   The Company's accounts payable and accrued expenses consisted of the following:

                                                        December 31,
                                                      ----------------
                                                        2001    2000
                                                      -------- -------
                                                       (In thousands)
          Accrued construction costs................. $ 76,562 $33,183
          Salaries, bonuses and deferred compensation   33,542  27,985
          Property taxes.............................   15,425  14,331
          Interest...................................   10,454  10,303
          Other......................................    9,705  10,472
                                                      -------- -------
                                                      $145,688 $96,274
                                                      ======== =======

                       CATELLUS DEVELOPMENT CORPORATION

Deferred Credits and Other Liabilities

   The Company's deferred credits and other liabilities consisted of the following:

                                                  December 31,
                                                ----------------
                                                  2001    2000
                                                -------- -------
                                                 (In thousands)
                Rent deposits.................. $111,105 $ 4,660
                Deferred profits...............   38,774  17,670
                Environmental and legal reserve   11,216  10,377
                Security deposits..............    7,253  11,457
                Sales deposits.................    1,530   4,212
                Other..........................    7,778   9,220
                                                -------- -------
                                                $177,656 $57,596
                                                ======== =======

   At December 31, 2001, rent deposits includes $102.5 million of prepaid ground lease rent from a major tenant and is being amortized over the lease term of 34 years. The environmental and legal reserves are more fully described in Note 15. Deferred profits represent cash or notes received by the Company in connection with property sales transactions, which do not meet the criteria for profit recognition.

Note 8.  Leases

   The Company, as lessor, has entered into noncancelable operating leases expiring at various dates through 2052. Rental revenue under these leases totaled $230.2 million in 2001, $202.8 million in 2000, and $168.4 million in 1999. Included in this revenue are rentals contingent on lessees' operations of $2.0 million in 2001, $3.4 million in 2000, and $2.0 million in 1999. Future minimum rental revenue under existing noncancelable operating leases as of December 31, 2001, is summarized as follows (in thousands):

                             2002...... $  185,594
                             2003......    160,596
                             2004......    141,101
                             2005......    112,314
                             2006......     85,897
                             Thereafter    803,844
                                        ----------
                                        $1,489,346
                                        ==========

   The book value of the Company's properties under operating leases or held for rent is summarized as follows:

                                                December 31,
                                           ----------------------
                                              2001        2000
                                           ----------  ----------
                                               (In thousands)
             Buildings.................... $1,337,310  $1,173,432
             Ground leases................    142,913      92,803
                                           ----------  ----------
                                            1,480,223   1,266,235
             Less accumulated depreciation   (325,130)   (287,039)
                                           ----------  ----------
                                           $1,155,093  $  979,196
                                           ==========  ==========

                       CATELLUS DEVELOPMENT CORPORATION

   The Company, as lessee, has entered into noncancelable operating leases expiring at various dates through 2023. Rental expense under these leases totaled $3.0 million in 2001, $3.1 million in 2000, and $3.3 million in 1999. Future minimum lease payments as of December 31, 2001, are summarized as follows (in thousands):

                               2002...... $2,573
                               2003......  2,421
                               2004......  2,118
                               2005......  1,700
                               2006......    211
                               Thereafter    240
                                          ------
                                          $9,263
                                          ======

Note 9.  Other, net

   Property sales and fee services--other income (expense) is summarized as follows:

                                                 Year Ended December 31,
                                               --------------------------
                                                2001      2000     1999
                                               -------  --------  -------
                                                     (In thousands)
     Interest income.......................... $10,395  $  6,551  $ 6,910
     Lease termination fee....................   3,398        --       --
     Proceeds from condemnation sale..........   1,347        --       --
     Land holding costs.......................     (89)     (286)  (2,933)
     Abandoned project costs..................  (3,977)   (1,720)  (2,608)
     Reserve for uncollectible note receivable      --    (2,000)      --
     Loss on fee development contract.........  (5,108)  (11,797)  (6,720)
     All other, net...........................     221       (99)    (144)
                                               -------  --------  -------
                                               $ 6,187  $ (9,351) $(5,495)
                                               =======  ========  =======

   Other, net--other income (expense) is summarized as follows:

                                    Year Ended December 31,
                                   -------------------------
                                    2001     2000     1999
                                   -------  -------  -------
                                         (In thousands)
                   Interest income $13,213  $ 4,652  $   527
                   Consulting fees  (6,470)  (3,500)  (4,393)
                   All other, net.  (1,083)    (212)    (387)
                                   -------  -------  -------
                                   $ 5,660  $   940  $(4,253)
                                   =======  =======  =======

Note 10.  Non-Strategic Asset Sales

   The Company's sales of non-strategic assets are summarized as follows:

                                   Year Ended December 31,
                                   -----------------------
                                    2001    2000    1999
                                   ------  ------- -------
                                       (In thousands)
                     Sales........ $4,161  $50,759 $10,576
                     Cost of sales    252    4,480   3,773
                                   ------  ------- -------
                        Gain...... $3,909  $46,279 $ 6,803
                                   ======  ======= =======

   In 2000, the Company sold 405,000 acres of desert holdings for $45.1 million resulting in a pre-tax gain of $42.4 million.

                       CATELLUS DEVELOPMENT CORPORATION

Note 11.  Employee Benefit and Stock Option Plans

   The Company has a profit sharing and savings plan for all employees. Funding consists of employee contributions along with matching and discretionary profit sharing contributions by the Company. Total expense for the Company under this plan was $1.2 million, $1.2 million, and $1.1 million in 2001, 2000, and 1999, respectively.

   The Company has various plans through which employees may purchase common stock of the Company.

   The Company has five stock option plans under which certain committees of the Board of Directors may grant options to purchase up to 14,500,000 shares of common stock (1991 Stock Option Plan, Amended and Restated Executive Stock Option Plan, 1995 Stock Option Plan, Amended and Restated 1996 Performance Award Plan, and 2000 Performance Award Plan). The exercise price of options granted under these plans is generally the closing price of the common stock on the date of grant. Options typically become exercisable in four annual installments commencing on the first anniversary of the date of grant and expires ten years from the date of grant. However, there are other vesting schedules and expiration periods for options granted under the plans.

   The Company also has various plans through which non-employee directors may purchase or receive common stock of the Company.

   Under the Amended and Restated Executive Stock Option Plan and the Amended and Restated 1996 Performance Award Plan, each non-employee director was automatically granted an option to purchase 5,000 shares of common stock upon initial election to the Board of Directors, and annually thereafter during his or her term of service. The exercise prices of the options are at fair market value, as defined, on the date of grant. Options granted under the Amended and Restated Executive Stock Option Plan were exercisable in installments on a cumulative basis at a rate of 20% each year. Under the Amended and Restated 1996 Performance Award Plan, options granted through 1998 were exercisable based upon stock price performance benchmarks, while options granted in 1999 and after became exercisable in four annual installments. After May 22, 1996, no further options were granted to non-employee directors under the Amended and Restated Executive Stock Option Plan.

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

   In addition, the Amended and Restated 1996 Performance Award Plan had provided, and the 2000 Performance Award Plan currently provides, that each non-employee director may elect irrevocably to defer any retainers or fees and receive director stock units instead. If a director makes such an election, his or her director stock units will be distributed to him or her in the form of common stock in a single lump sum or in up to five substantially equal installments, beginning on either January 1 of the year immediately following the director's termination of service, or January 1 of another year selected by the director provided that such year is not less than three years after the year in which the compensation being deferred is earned. On the distribution date, the director will receive a number of shares of common stock calculated by dividing the deferred compensation by 90% of the fair market value of the common stock on the date of credit.

                       CATELLUS DEVELOPMENT CORPORATION

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

   Pro forma information regarding net income and income per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The weighted-average fair value of options granted during 2001, 2000, and 1999 was $5.42, $5.31, and $5.35, respectively. The fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000, and 1999, respectively: risk-free interest rates of 4.42%, 6.39%, and 5.52%; zero percent dividend yields; volatility factors of the expected market price of the Company's common stock of 24.0%, 28.5%, and 30.0%; and a weighted-average expected life of the options of five years.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                           Year Ended December 31,
                                                       --------------------------------
                                                          2001       2000       1999
                                                        -------    --------    -------
                                                       (In thousands, except income per
                                                              share information)
Pro forma net income applicable to common stockholders $88,855    $104,537    $92,333
                                                        =======    ========    =======
Pro forma income per share--basic..................... $  0.89    $   0.98    $  0.86
                                                        =======    ========    =======
Pro forma income per share--assuming dilution......... $  0.87    $   0.96    $  0.85
                                                        =======    ========    =======

                       CATELLUS DEVELOPMENT CORPORATION

   A summary of the Company's stock option activity, and related information is as follows:

                                                    Year Ended December 31,
                           --------------------------------------------------------------------------
                                     2001                     2000                     1999
                           ------------------------ ------------------------ ------------------------
                                   Weighted-Average         Weighted-Average         Weighted-Average
                           Options  Exercise Price  Options  Exercise Price  Options  Exercise Price
                           ------- ---------------- ------- ---------------- ------- ----------------
                                       (In thousands, except exercise price information)
Outstanding--beginning of
  year.................... 10,259       $12.22       7,333       $10.83       7,383       $10.49
Granted...................  1,119       $17.65       4,172       $14.05         827       $14.50
Exercised................. (2,104)      $ 9.24        (903)      $ 8.61        (373)      $ 7.38
Expired...................    (33)      $18.83        (147)      $11.74         (25)      $16.19
Forfeited.................   (374)      $13.50        (196)      $15.85        (479)      $14.75
                           ------                   ------                    -----
Outstanding--end of year..  8,867       $13.50      10,259       $12.22       7,333       $10.83
                           ======                   ======                    =====
Exercisable at end of year  4,663       $11.85       5,158       $10.03       4,369       $ 8.56
                           ======                   ======                    =====

   Exercise prices for options outstanding as of December 31, 2001, ranged from $5.58 to $21.38. The weighted-average remaining contractual life of those options is 6.6 years.

Note 12.  Capital Stock

   The Company has authorized the issuance of 150 million shares of $.01 par value common stock. The Company has reserved 14,500,000 shares of common stock pursuant to various compensation programs.

   From October 1999 through July 2001, the Company's Board of Directors authorized a total of $250 million in repurchases of the Company's Common Stock. Through December 31, 2001, the Company purchased 13,047,097 shares at a cost of $218.0 million under these programs. The remaining $32.0 million authorized has expired or was terminated. All purchases were made on the open market.

   In December 2001, the Company purchased 10,600,000 shares of its Common Stock from the California Public Employees' Retirement System ('CalPERS') for $183.1 million or $17.2755 per share, representing a negotiated 1% discount to the closing price of the Company's common stock on December 12, 2001. An independent third party, American Appraisal Associates, Inc., provided the Company's Board of Directors with a written opinion confirming that the terms and conditions of this transaction were fair, from a financial point of view, to the Company's stockholders other than CalPERS. Immediately prior to the transaction, CalPERS was the beneficial owner of 18,782,276 shares, or approximately 19.3%, of the Company's issued and outstanding common stock. As a result of the transaction, CalPERS' beneficial ownership was reduced to 8,182,276 shares, or approximately 9.45%, of the Company's issued and outstanding common stock.

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

                       CATELLUS DEVELOPMENT CORPORATION

Note 13.  Segment Reporting

   The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by type. The Company has five reportable segments: Asset Management, Commercial, Residential, Urban, and Corporate. Asset Management is now reported as a separate business segment; it was previously presented predominately as part of the Commercial segment. Prior year amounts have been reclassified to conform with the current year presentation. The Asset Management segment leases and manages the Company-owned commercial buildings and land leases. The Commercial segment develops real estate for the Company's own account or for third parties, and acquires and sells developable land and commercial buildings. The Residential segment is involved in community development, project management, and, historically, home-building activities (see additional discussion regarding the sale of the home-building assets in Note 14, Sale of Home-Building Assets). The Urban segment entitles and develops major mixed-use development sites, which includes development for residential, office, retail, and entertainment purposes. The Corporate segment consists of administrative and other services.

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

                       CATELLUS DEVELOPMENT CORPORATION

   Financial data by reportable segment is as follows:

                                        Asset
                                      Management  Commercial Residential  Urban    Corporate   Total
                                      ----------  ---------- ----------- --------  --------- ----------
                                                                (In thousands)
2001
Rental properties:
Rental revenue....................... $  234,881   $     --   $     --   $     --  $     --  $  234,881
Property operating costs.............    (62,663)        --         --         --        --     (62,663)
Equity in earnings of operating joint
  ventures, net......................      8,833         --         --         --        --       8,833
                                      ----------   --------   --------   --------  --------  ----------
                                         181,051         --         --         --        --     181,051
                                      ----------   --------   --------   --------  --------  ----------
Property sales and fee services:
Sales revenue........................     71,818     75,686     48,507     49,793        --     245,804
Cost of sales........................    (30,744)   (50,896)   (30,202)   (37,337)     (519)   (149,698)
                                      ----------   --------   --------   --------  --------  ----------
   Gain on property sales............     41,074     24,790     18,305     12,456      (519)     96,106
Equity in earnings of development
  joint ventures, net................         --          9     27,670         --    (1,701)     25,978
                                      ----------   --------   --------   --------  --------  ----------
   Total gain on property sales......     41,074     24,799     45,975     12,456    (2,220)    122,084
Management and development
  fees...............................        145      3,679      1,394        782        --       6,000
Selling, general and administrative
  expenses...........................     (1,235)    (9,607)   (11,379)    (4,349)       --     (26,570)
Other, net...........................      5,518       (179)    (3,868)     4,716        --       6,187
                                      ----------   --------   --------   --------  --------  ----------
                                          45,502     18,692     32,122     13,605    (2,220)    107,701
                                      ----------   --------   --------   --------  --------  ----------
Interest expense.....................    (75,110)        (7)        --       (684)   17,656     (58,145)
Corporate administrative costs.......         --         --         --         --   (19,256)    (19,256)
Minority interests...................     (6,059)        --        (83)        --        --      (6,142)
Other, net...........................         --         --         --         --     5,660       5,660
Depreciation recapture...............    (11,428)        --         --         --        --     (11,428)
                                      ----------   --------   --------   --------  --------  ----------
   Pre-tax EBDDT..................... $  133,956   $ 18,685   $ 32,039   $ 12,921  $  1,840     199,441
                                      ==========   ========   ========   ========  ========
Current taxes........................                                                           (16,300)
                                                                                             ----------
EBDDT................................                                                           183,141
Depreciation and amortization........                                                           (52,458)
Deferred taxes.......................                                                           (49,499)
Non-strategic asset sales............                                                             3,909
Depreciation recapture...............                                                            11,428
                                                                                             ----------
   Net Income........................                                                        $   96,521
                                                                                             ==========
Investments in equity method
  subsidiaries....................... $  (13,026)  $     --   $ 74,721   $  2,035  $     --  $   63,730
                                      ==========   ========   ========   ========  ========  ==========
Segment assets....................... $1,243,108   $371,105   $216,920   $321,601  $262,781  $2,415,515
                                      ==========   ========   ========   ========  ========  ==========
Capital expenditures for segment
  assets............................. $   72,075   $234,124   $ 58,640   $ 61,317  $  9,468  $  435,624
                                      ==========   ========   ========   ========  ========  ==========

                       CATELLUS DEVELOPMENT CORPORATION

                                        Asset
                                      Management  Commercial Residential  Urban    Corporate   Total
                                      ----------  ---------- ----------- --------  --------- ----------
                                                                (In thousands)
2000
Rental properties:
Rental revenue....................... $  206,762   $     --   $      --  $     --  $     --  $  206,762
Property operating costs.............    (55,272)        --          --        --        --     (55,272)
Equity in earnings of operating joint
  ventures, net......................      9,809         --          --        --        --       9,809
                                      ----------   --------   ---------  --------  --------  ----------
                                         161,299         --          --        --        --     161,299
                                      ----------   --------   ---------  --------  --------  ----------
Property sales and fee services:
Sales revenue........................     89,323     68,951     292,822        --        --     451,096
Cost of sales........................    (46,410)   (52,415)   (238,930)       --        --    (337,755)
                                      ----------   --------   ---------  --------  --------  ----------
   Gain on property sales............     42,913     16,536      53,892        --        --     113,341
Equity in earnings of development
  joint ventures, net................         --         13      27,767        --        --      27,780
                                      ----------   --------   ---------  --------  --------  ----------
   Total gain on property sales......     42,913     16,549      81,659        --        --     141,121
Management and development fees......     11,814        999       1,498     1,149        --      15,460
Selling, general and administrative
  expenses...........................     (8,903)    (9,643)    (25,007)   (2,248)       --     (45,801)
Other, net...........................      2,353        524     (12,209)      (19)       --      (9,351)
                                      ----------   --------   ---------  --------  --------  ----------
                                          48,177      8,429      45,941    (1,118)       --     101,429
                                      ----------   --------   ---------  --------  --------  ----------
Interest expense.....................    (57,832)        (4)       (546)   (1,153)    8,571     (50,964)
Corporate administrative costs.......         --         --          --        --   (15,675)    (15,675)
Minority interests...................     (6,347)        --      (4,354)       --        --     (10,701)
Other, net...........................         --         --          --        --       940         940
Depreciation recapture...............    (14,519)        --          --        --        --     (14,519)
                                      ----------   --------   ---------  --------  --------  ----------
   Pre-tax EBDDT..................... $  130,778   $  8,425   $  41,041  $ (2,271) $ (6,164)    171,809
                                      ==========   ========   =========  ========  ========
Current taxes........................                                                           (12,539)
                                                                                             ----------
EBDDT................................                                                           159,270
Depreciation and amortization........                                                           (46,505)
Deferred taxes.......................                                                           (62,556)
Non-strategic asset sales............                                                            46,279
Depreciation recapture...............                                                            14,519
                                                                                             ----------
   Net Income........................                                                        $  111,007
                                                                                             ==========
Investments in equity method
  subsidiaries....................... $  (16,092)  $     11   $  46,245  $     --  $     --  $   30,164
                                      ==========   ========   =========  ========  ========  ==========
Segment assets....................... $1,072,283   $325,513   $ 152,551  $355,202  $368,867  $2,274,416
                                      ==========   ========   =========  ========  ========  ==========
Capital expenditures for segment
  assets............................. $   31,646   $245,647   $ 115,428  $ 41,264  $  2,067  $  436,052
                                      ==========   ========   =========  ========  ========  ==========

                       CATELLUS DEVELOPMENT CORPORATION

                                        Asset
                                      Management Commercial Residential  Urban    Corporate   Total
                                      ---------- ---------- ----------- --------  --------- ----------
                                                               (In thousands)
1999
Rental properties:
Rental revenue.......................  $172,295   $     --   $      --  $     --  $     --  $  172,295
Property operating costs.............   (46,754)        --          --        --        --     (46,754)
Equity in earnings of operating joint
  ventures, net......................    10,668         --          --        --        --      10,668
                                       --------   --------   ---------  --------  --------  ----------
                                        136,209         --          --        --        --     136,209
                                       --------   --------   ---------  --------  --------  ----------
Property sales and fee services:
Sales revenue........................    91,020     94,072     161,913        --        --     347,005
Cost of sales........................   (61,205)   (76,845)   (121,107)       --        --    (259,157)
                                       --------   --------   ---------  --------  --------  ----------
   Gain on property sales............    29,815     17,227      40,806        --        --      87,848
Equity in earnings of development
  joint ventures, net................        --        (23)     10,175        --        --      10,152
                                       --------   --------   ---------  --------  --------  ----------
   Total gain on property sales......    29,815     17,204      50,981        --        --      98,000
Management and development fees......    10,568        896         892     2,612        --      14,968
Selling, general and administrative
  expenses...........................    (7,493)    (6,192)    (17,217)     (825)       --     (31,727)
Other, net...........................     2,737       (915)     (7,153)     (164)       --      (5,495)
                                       --------   --------   ---------  --------  --------  ----------
                                         35,627     10,993      27,503     1,623        --      75,746
                                       --------   --------   ---------  --------  --------  ----------
Interest expense.....................   (50,662)        --         (34)     (830)   12,152     (39,374)
Corporate administrative costs.......        --         --          --        --   (14,760)    (14,760)
Minority interests...................    (3,262)        --          15        --        --      (3,247)
Other, net...........................        --         --          --        --    (4,253)     (4,253)
Depreciation recapture...............    (4,354)        --          --        --        --      (4,354)
                                       --------   --------   ---------  --------  --------  ----------
   Pre-tax EBDDT.....................  $113,558   $ 10,993   $  27,484  $    793  $ (6,861)    145,967
                                       ========   ========   =========  ========  ========
Current taxes........................                                                          (17,339)
                                                                                            ----------
EBDDT................................                                                          128,628
Depreciation and amortization........                                                          (39,214)
Deferred taxes.......................                                                          (30,351)
Non-strategic asset sales............                                                            6,803
Depreciation recapture...............                                                            4,354
Extraordinary gain, net of tax.......                                                           26,652
                                                                                            ----------
   Net Income........................                                                       $   96,872
                                                                                            ==========
Investments in equity method
  subsidiaries.......................  $ (2,916)  $    434   $  47,491  $     --  $     --  $   45,009
                                       ========   ========   =========  ========  ========  ==========
Segment assets.......................  $918,662   $304,883   $ 272,981  $314,796  $ 41,784  $1,853,106
                                       ========   ========   =========  ========  ========  ==========
Capital expenditures for segment
  assets.............................  $ 56,687   $210,601   $ 202,167  $ 27,493  $  2,369  $  499,317
                                       ========   ========   =========  ========  ========  ==========

                       CATELLUS DEVELOPMENT CORPORATION

Note 14.  Sale of Home-Building Assets

   In July 2000, the Company's residential subsidiary sold a majority of its home-building assets, with a book value of $125.8 million, to a newly formed limited liability company ("LLC") managed by Brookfield Homes of California, Inc., for $139 million in cash and a retained interest in the new company valued at $22.5 million. Approximately $77 million of the initial cash proceeds were used for debt repayment, closing costs, and other expenses related to the sale of the home building operations. The remaining proceeds were added to the Company's working capital. Under the agreement, the Company's residential subsidiary was entitled to a preferred return on the retained interest and 35% of additional profits from LLC operations. The deferred gain related to the retained interest and the 35% share of profits from LLC's operations were recorded as part of "Equity in earnings of development joint ventures, net" as home/lots are sold by LLC.

   In 2000, the Company recorded a $13.4 million gain on property sales related to this transaction and recognized $8.3 million of the $22.5 million retained interest, $0.8 million of the Company's 35% share of the profits of the LLC, and a $1.0 million preferred return from the Company's investment in the LLC.

   In 2001, the Company sold its retained interest in the LLC for $8.2 million and recognized the remaining deferred gain of $14.2 million, which has been included as part of "equity in earnings of development joint ventures, net".

Note 15.  Commitments and Contingencies

   As of December 31, 2001, the Company has outstanding standby letters of credit and surety bonds in the amount of $225.3 million in favor of local municipalities or financial institutions to guarantee performance on real property improvements or financial obligations.

   The Company, as a partner in certain joint ventures, has made certain financing guarantees of $42.3 million (Note 5). In addition, the Company has guaranteed debt service of $8.6 million and $2.0 million for various residential projects.

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

   Some of the legal actions to which the Company is party seek to restrain actions related to the development process or challenge title to or possession of the Company's properties. Typically, such actions, if successful, would not result in significant financial liability for the Company but might instead prevent the completion of the development process originally planned.

   Inherent in the operations of the real estate business is the possibility that environmental liability may arise from the current or past ownership, or current or past operation, of real properties. The Company may be required in the future to take action to correct or reduce the environmental effects of prior disposal or release of hazardous substances by third parties, the Company, or its corporate predecessors. Future environmental costs are difficult to estimate because of such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the Company's potential liability in proportion to that of other potentially responsible parties, and the extent to which such costs are recoverable from insurance. Also, the Company does not generally have access to properties sold in the past.

                       CATELLUS DEVELOPMENT CORPORATION

   At December 31, 2001, management estimates that future costs for remediation of environmental contamination on operating properties and properties previously sold approximate $9.6 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next several years. Management also estimates that similar costs relating to the Company's properties to be developed or sold may range from $24.3 million to $43.5 million. These amounts will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years, or will be deferred and charged to cost of sales when the properties are sold. Environmental costs capitalized during 2001 totaled $3.0 million. The Company's estimates were developed based on reviews that took place over several years based upon then-prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs.

   In 2001, $101 million of Community Facility District ("CFD") bonds were sold to finance public infrastructure improvements at Mission Bay in San Francisco and Pacific Commons in Fremont. Bonds totaling $71 million were issued for Mission Bay, of which $17 million have a floating rate of interest initially set at 2.85% (1.5% at December 31, 2001) with the remaining $54 million at a fixed rate of 6.02%. The Company has issued a letter of credit totaling $17 million in support of the floating rate bond issued for Mission Bay. At Pacific Commons, $30 million of bonds were issued and have a weighted average fixed interest rate of 6.20%. These bonds have a series of maturities up to thirty years. At December 31, 2001, for Mission Bay $2.4 million of the $17 million floating rate bonds and $10.9 million of the $54 million fixed rate bonds were used to reimburse costs the Company incurred on behalf of the district; for Pacific Commons, approximately $0.1 million of cost was reimbursed. At December 31, 2001, the Company has incurred, but has not been reimbursed, costs of $25.1 million for Mission Bay and $12.7 million for Pacific Commons.

   Upon completion of the infrastructure improvements at Mission Bay, for which the $71 million CFD bonds were issued, the improvements will be transferred to the City of San Francisco. Therefore, the expected reimbursement of the infrastructure costs from the bonds is reflected in Other Assets.

   The Company will retain the infrastructure improvements at Pacific Commons, for which the $30 million CFD bonds were issued, until the land is sold. Therefore, as construction of the improvements proceeds, the costs incurred are capitalized and the liability of the CFD bonds has been recorded.

   At Mission Bay, the landowners must satisfy any shortfall in annual debt service obligations for the CFD bonds, if incremental tax revenues generated by the projects are insufficient. At Pacific Commons, developed and designated developed property is taxed first, and any shortfall in annual debt service is paid by a tax on vacant land.

Note 16.  Related Party Transactions

   At December 31, 2001, the Company has a $13.2 million variable rate (8.42% at December 31, 2001) note receivable maturing June 1, 2005 from one of its unconsolidated joint venture investments. The note is collateralized by the property owned by the venture. Interest earned was $0.9 million and $0.4 million in 2001 and 2000, respectively.

   The Company provides development and management services to various unconsolidated joint venture investments. Fees earned were $1.2 million, $0.6 million, and $1.1 million in 2001, 2000, and 1999, respectively. Deferred fees of $1.0 million at December 31, 2001 will be earned as completed projects are sold.

                       CATELLUS DEVELOPMENT CORPORATION

   In 2001, the Company entered into a 99-year ground lease with one of its unconsolidated joint venture investments. $3.1 million of rent payments were received, of which $1.8 million was recognized as rental income during 2001, and $1.3 million will be recognized, together with annual rents, over the life of the lease. The Company also received $0.4 million of interest from this venture on a prior loan. There were no outstanding loans at December 31, 2001.

   The Company has a $4.5 million collateralized 9.0% note receivable from an unconsolidated joint venture for project costs plus accrued interest. The note is collateralized by property owned by the venture, and matures in October 2028. The Company has entered into various lease agreements with this unconsolidated joint venture. As lessee, rent expense was $0.1 million in each of the years 2001, 2000, and 1999; this lease will expire in November 2011. As lessor, the Company entered into a ground lease, which will expire in August 2054. The Company earned rental income of $0.2 million in each of the last three years and has recorded a $1.4 million receivable associated with this lease.

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

                                                                Year Ended December 31,
                                    -------------------------------------------------------------------------------
                                                     2001                                     2000
                                    --------------------------------------  ---------------------------------------
                                     First     Second    Third     Fourth    First     Second     Third     Fourth
                                    --------  --------  --------  --------  --------  --------  ---------  --------
                                                         (In thousands, except per share data)
Rental properties:
    Rental revenue................. $ 55,811  $ 57,098  $ 59,116  $ 62,856  $ 49,918  $ 50,738  $  52,523  $ 53,583
    Property operating costs.......  (14,120)  (14,088)  (17,390)  (17,065)  (12,658)  (13,731)   (14,251)  (14,632)
                                    --------  --------  --------  --------  --------  --------  ---------  --------
Property sales and fee services:
    Sales revenue..................   57,896    67,966    64,324    55,618    76,021   106,978    213,190    54,907
    Cost of sales..................  (35,051)  (41,824)  (36,609)  (36,214)  (56,138)  (64,244)  (172,512)  (44,861)
    Equity in earnings of
     development joint ventures,
     net...........................    7,795       332    13,489     4,362     1,131     1,715      9,238    15,696
    Management and development
     fees..........................    1,180     1,374     1,266     2,180     3,269     3,324      2,749     6,118
    Selling, general and
     administrative expenses.......   (9,583)   (5,997)   (6,373)   (4,617)   (9,923)   (9,409)   (14,249)  (12,220)
Interest expense...................  (14,693)  (15,017)  (13,895)  (14,540)   (9,819)  (10,753)   (12,957)  (17,435)
Gain on non-strategic asset sales..    1,747     1,389       765         8    27,667      (198)    18,662       148
Corporate administrative costs.....   (5,545)   (5,062)   (4,685)   (3,964)   (4,260)   (3,460)    (3,656)   (4,299)
Depreciation and amortization......  (12,934)  (12,932)  (12,877)  (13,715)  (10,870)  (11,379)   (11,661)  (12,595)
Net income                          $ 26,208  $ 22,171  $ 28,646  $ 19,496  $ 34,738  $ 26,067  $  35,604  $ 14,598
                                    ========  ========  ========  ========  ========  ========  =========  ========
Net income per common share--
 basic............................. $   0.25  $   0.22  $   0.29  $   0.20  $   0.32  $   0.24  $    0.34  $   0.14
                                    ========  ========  ========  ========  ========  ========  =========  ========
Net income per common share--
 assuming dilution................. $   0.24  $   0.21  $   0.28  $   0.20  $   0.32  $   0.24  $    0.33  $   0.13
                                    ========  ========  ========  ========  ========  ========  =========  ========
EBDDT/(1)/                          $ 46,768  $ 46,618  $ 46,329  $ 43,426  $ 34,399  $ 41,669  $  45,652  $ 37,550
                                    ========  ========  ========  ========  ========  ========  =========  ========

--------
/(1)/ Refer to Note 13 for a definition of EBDDT.

                                 EXHIBIT INDEX

Exhibit
Number
------
  3.1A  Restated Certificate of Incorporation of the Registrant effective December 4, 1990, is incorporated by reference to the exhibits to the Registration Statement on Form 10 (Commission File
        No. 0-18694) as filed with the Commission on July 18, 1990.

  3.1B  Amendment to Restated Certificate of Incorporation of the Registrant effective July 13, 1993, is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 2000.

  3.2   Amended and Restated Bylaws of the Registrant are incorporated by reference to the exhibits to the
        Form 10-K for the year ended December 31, 2000.

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

 10.3C  Letter Agreement dated November 14, 1995, between the Registrant and California Public
        Employees' Retirement System ("CalPERS") is incorporated by reference to the exhibits to the
        Form 10-K for the year ended December 31, 1995.

 10.3D  Purchase and Sale Agreement dated December 12, 2001 between the Registrant and CalPERS is incorporated by reference to the exhibits to the Form 8-K as filed with the Commission on
        December 13, 2001.

 10.4   Amendment to Registrant's Amended and Restated 1991 Stock Option Plan, dated as of
        September 26, 2001, is incorporated by reference to the exhibits to the Form 10-Q for the quarter ended September 30, 2001. The Amended and Restated 1991 Stock Option Plan, as previously amended and restated, is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 1997.

 10.5   Amendment to Registrant's Amended and Restated 1995 Stock Option Plan, dated as of
        September 26, 2001, is incorporated by reference to the exhibits to the Form 10-Q for the quarter ended September 30, 2001. The Amended and Restated 1995 Stock Option Plan, as previously amended and restated, is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 1997.

Exhibit
Number
------
 10.6   Amendment to Registrant's Amended and Restated Executive Stock Option Plan, dated as of
        September 26, 2001, is incorporated by reference to the exhibits to the Form 10-Q for the quarter ended September 30, 2001. The Amended and Restated Executive Stock Option Plan, as previously amended and restated, is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 1997.

 10.7   Amendment to Registrant's Amended and Restated 1996 Performance Award Plan, dated as of
        September 26, 2001, is incorporated by reference to the exhibits to the Form 10-Q for the quarter ended September 30, 2001. The Amended and Restated 1996 Performance Award Plan, as previously amended and restated, is incorporated by reference to the exhibits to the Form 10-Q for the quarter ended March 31, 1999.

 10.8   Amendment to Registrant's 2000 Performance Award Plan, dated as of September 26, 2001, is incorporated by reference to the exhibits to the Form 10-Q for the quarter ended September 30, 2001.
        The 2000 Performance Award Plan is incorporated by reference to the exhibits to the Registrant's proxy statement filed with the Commission on Schedule 14A on March 31, 2000 for the Annual
        Meeting of Stockholders held on May 2, 2000.

 10.9   Registrant's Deferred Compensation Plan is incorporated by reference to the exhibits to the
        Form 10-K for the year ended December 31, 1997.

 10.10  Third Amended and Restated Employment Agreement dated as of December 24, 2001, between the
        Registrant and Nelson C. Rising is attached.

 10.11  Memorandum of Understanding regarding Employment dated February 7, 2001, between the
        Registrant and Timothy J. Beaudin is incorporated by reference to the exhibits to the Form 10-Q for the quarter ended September 30, 2001.

 10.12  Memorandum of Understanding regarding Employment dated February 7, 2001, between the
        Registrant and C. William Hosler is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 2000.

 10.13  Rights Agreement dated as of December 16, 1999, between the Registrant and American Stock
        Transfer and Trust Company is incorporated by reference to the exhibits to the Form 8-K as filed with the Commission on December 28, 1999.

 21     Schedule of Subsidiaries and Joint Ventures of the Registrant is attached.

 23     Consent of Independent Accountants is attached.

 24     Power of Attorney to sign this Form 10-K executed by Joseph F. Alibrandi and a schedule of substantially identical powers of attorney executed by other non-employee members of the Board of
        Directors are attached.

   The Registrant has omitted instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10 percent of the assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of such instruments to the Commission upon request.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Catellus Development Corporation

   Our audits of the consolidated financial statements referred to in our report dated February 1, 2002, appearing on page F-2 of this Form 10-K of Catellus Development Corporation, also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP
San Francisco, California
February 1, 2002

                       CATELLUS DEVELOPMENT CORPORATION

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                      Three Years Ended December 31, 2001
                                (In thousands)

                                                               Additions
                                                          -------------------
                                               Balance at Charged to Charged
                                               Beginning  Costs and  to Other                Balance at
                                                of Year    Expenses  Accounts Deductions     End of Year
                                               ---------- ---------- -------- ----------     -----------
Year ended December 31, 1999
   Allowance for doubtful accounts receivable.  $ 1,267     $  404      --     $  (417)/(1)/   $ 1,254
   Allowance for doubtful notes receivable....    1,860         --      --          --           1,860
   Reserve for abandoned projects.............      307         --      --        (307)/(2)/        --
   Reserve for environmental and legal costs..   12,849         --      --      (2,347)/(3)/    10,502
Year ended December 31, 2000
   Allowance for doubtful accounts receivable.    1,254        853      --        (404)/(1)/     1,703
   Allowance for doubtful notes receivable....    1,860      2,000      --         (40)/(1)/     3,820
   Reserve for environmental and legal costs..   10,502         --      --        (125)/(3)/    10,377
Year ended December 31, 2001
   Allowance for doubtful accounts receivable.    1,703        444      --        (716)/(1)/     1,431
   Allowance for doubtful notes receivable....    3,820         --      --      (2,000)/(4)/     1,820
   Reserve for environmental and legal costs..   10,377      1,102      --        (263)/(3)/    11,216

--------
Notes:
/(1) Balances written off as uncollectible. /
/(2) Costs of unsuccessful projects written off. /
/(3) Environmental and legal costs incurred. /
/(4) Recovery of note receivable previously written off. /

                       CATELLUS DEVELOPMENT CORPORATION

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2001
                            (Dollars in thousands)


                                                                     Cost Capitalized
                                                                       Subsequent to      Gross Amount at Which Carried
                                          Initial Cost to Catellus      Acquisition       at Close of Period/(1)(2)(3)/
                                          ------------------------ --------------------- --------------------------------
                                                      Buildings &               Carrying          Buildings &
       Description           Encumbrances    Land     Improvements Improvements  Costs     Land   Improvements   Total
       -----------           ------------  --------   ------------ ------------ -------- -------- ------------ ----------
Rental properties...........  $1,116,105  $178,395      $120,307    $1,051,794  $129,727 $178,395  $1,301,828  $1,480,223
                              ----------   --------     --------    ----------  -------- --------  ----------  ----------
Developable properties
   Mission Bay,
    San Francisco, CA.......      45,578    69,861         3,952        99,775    50,399   69,861     154,126     223,987
   Other properties
    less than 5% of total...     139,529   137,807        10,397       237,132    89,362  137,807     336,891     474,698
                              ----------   --------     --------    ----------  -------- --------  ----------  ----------
Total developable
 properties.................     185,107   207,668        14,349       336,907   139,761  207,668     491,017     698,685
                              ----------   --------     --------    ----------  -------- --------  ----------  ----------
Other.......................         558     3,086            --         1,895        71    3,086       1,966       5,052
                              ----------   --------     --------    ----------  -------- --------  ----------  ----------
Total.......................  $1,301,770  $389,149      $134,656    $1,390,596  $269,559 $389,149  $1,794,811  $2,183,960
                              ==========   ========     ========    ==========  ======== ========  ==========  ==========

                                                                  Life on
                                                                   Which
                                                                Depreciation
                                            Date of              in Latest
                                           Completion              Income
                             Accumulated       of        Date   Statement is
       Description           Depreciation Construction Acquired   Computed
       -----------           ------------ ------------ -------- ------------
Rental properties...........   $325,130       N/A      Various       (4)
                               --------
Developable properties
   Mission Bay,
    San Francisco, CA.......      4,644       N/A      Various       (4)
   Other properties
    less than 5% of total...      5,244       N/A      Various       (4)
                               --------
Total developable
 properties.................      9,888
                               --------
Other.......................        723       N/A      Various       (4)
                               --------
Total.......................   $335,741
                               ========

--------
/(1) The aggregate cost for Federal income tax purpose is approximately
     $1,610,422. /
/(2) See Attachment A to Schedule III for reconciliation of beginning of period total to total at close of period. /
/(3) Excludes investments in joint ventures and furniture and equipment. /
/(4) Reference is made to Note 2 to the Consolidated Financial Statements for information related to depreciation. /

                       CATELLUS DEVELOPMENT CORPORATION

                         ATTACHMENT A TO SCHEDULE III
         RECONCILIATION OF COST OF REAL ESTATE AT BEGINNING OF PERIOD
                          WITH TOTAL AT END OF PERIOD
                                (In thousands)

                                                                Year Ended December 31,
                                                            --------------------------------
                                                               2001       2000       1999
                                                            ---------- ---------- ----------
Balance at January 1....................................... $1,969,050 $1,873,254 $1,630,797
                                                            ---------- ---------- ----------
   Additions during period:
     Acquisitions..........................................     83,567     63,637    103,113
     Improvements..........................................    321,788    368,185    389,356
     Reclassification from other accounts..................      6,075     22,107        505
                                                            ---------- ---------- ----------
          Total additions..................................    411,430    453,929    492,974
                                                            ---------- ---------- ----------
   Deductions during period:
     Cost of real estate sold..............................    195,541    356,077    248,578
     Other
       Reclassification to personal property and other
         accounts..........................................        979      2,056      1,939
                                                            ---------- ---------- ----------
          Total deductions.................................    196,520    358,133    250,517
                                                            ---------- ---------- ----------
Balance at December 31..................................... $2,183,960 $1,969,050 $1,873,254
                                                            ========== ========== ==========

            RECONCILIATION OF REAL ESTATE ACCUMULATED DEPRECIATION
              AT BEGINNING OF PERIOD WITH TOTAL AT END OF PERIOD
                                (In thousands)

                                             Year Ended December 31,
                                           ---------------------------
                                             2001      2000     1999
                                           --------  -------- --------
          Balance at January 1............ $303,866  $279,946 $252,332
                                           --------  -------- --------
             Additions during period:
               Charged to expense.........   43,522    39,266   32,890
                                           --------  -------- --------
             Deductions during period:
               Cost of real estate sold...   11,923    14,685    4,773
               Other......................     (276)      661      503
                                           --------  -------- --------
                 Total deductions.........   11,647    15,346    5,276
                                           --------  -------- --------
          Balance at December 31.......... $335,741  $303,866 $279,946
                                           ========  ======== ========