Form 10-Q
period 2002-03-31
CATELLUS DEVELOPMENT CORP
filed 2002-05-15
CIK 865937

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2002

Commission file number 0-18694

CATELLUS DEVELOPMENT
CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	94-2953477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Mission Street
San Francisco, California 94105
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (415) 974-4500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of May 10, 2002, there were 86,933,735 issued and outstanding shares of the Registrant’s Common Stock.

CATELLUS DEVELOPMENT CORPORATION

PART I

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

CATELLUS DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	March 31, 2002	December 31, 2001
ASSETS
Properties	$2,326,874	$2,276,508
Less accumulated depreciation	(363,776)	(354,557)

	1,963,098	1,921,951
Other assets and deferred charges, net	194,697	167,305
Notes receivable, less allowance	67,838	73,335
Accounts receivable, less allowance	18,127	22,663
Restricted cash and investments	9,396	7,566
Cash and cash equivalents	214,849	222,695

Total	$2,468,005	$2,415,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage and other debt	$1,361,558	$1,310,457
Accounts payable and accrued expenses	123,801	145,688
Deferred credits and other liabilities	153,361	177,656
Deferred income taxes	304,314	290,658

Total liabilities	1,943,034	1,924,459

Commitments and contingencies (Note 8)
Minority interests	52,786	55,799

Stockholders’ equity
Common stock, 110,513 and 110,209 shares issued and 86,866 and 86,562 shares outstanding at March 31, 2002 and December 31, 2001, respectively	1,105	1,102
Paid-in capital	526,753	521,312
Treasury stock, at cost (23,647 shares at March 31, 2002 and December 31, 2001)	(401,082)	(401,082)
Accumulated earnings	345,409	313,925

Total stockholders’ equity	472,185	435,257

Total	$2,468,005	$2,415,515

See notes to condensed consolidated financial statements

CATELLUS DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
Rental properties
Rental revenue	$63,306	$55,640
Property operating costs	(15,816)	(14,047)
Equity in earnings of operating joint ventures, net	3,521	3,164

	51,011	44,757

Property sales and fee services
Sales revenue	54,694	57,896
Cost of sales	(39,085)	(35,051)

Gain on property sales	15,609	22,845
Equity in earnings of development joint ventures, net	7,447	7,795

Total gain on property sales	23,056	30,640
Management and development fees	1,132	1,180
Selling, general and administrative expenses	(7,850)	(8,648)
Other, net	9,954	4,724

	26,292	27,896

Interest expense	(12,792)	(14,579)
Depreciation and amortization	(13,547)	(12,916)
Corporate administrative costs	(4,102)	(5,545)
Gain (loss) on non-strategic asset sales	(238)	1,747
Other, net	67	4,227

Income before minority interests, income taxes, and discontinued operations	46,691	45,587
Minority interests	(1,527)	(1,871)

Income before income taxes and discontinued operations	45,164	43,716

Income tax expense
Current	(7,571)	(5,375)
Deferred	(10,595)	(12,113)

	(18,166)	(17,488)

Net income from continuing operations	26,998	26,228

Discontinued operations, net of income tax:
Gain from disposal of discontinued operations	4,505	—
Loss from discontinued operations	(19)	(20)

Net gain (loss) from discontinued operations	4,486	(20)

Net income	$31,484	$26,208

Net income per share from continuing operations
Basic	$0.31	$0.25

Assuming dilution	$0.30	$0.24

Net income per share from discontinued operations
Basic	$0.05	$0.00

Assuming dilution	$0.05	$0.00

Net income per share
Basic	$0.36	$0.25

Assuming dilution	$0.35	$0.24

Average number of common shares outstanding—basic	86,652	104,854

Average number of common shares outstanding—diluted	89,115	107,697

See notes to condensed consolidated financial statements

CATELLUS DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$31,484	$26,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,547	12,916
Deferred income taxes	13,626	12,113
Deferred gain recognized	(13,265)	—
Amortization of deferred loan fees and other cost	1,945	1,147
Equity in earnings of joint ventures	(10,968)	(10,959)
Operating distributions from joint ventures	29,878	18,798
Gain on sale of investment property	(7,536)	(10,341)
Cost of development property sold	25,840	25,886
Capital expenditures for development property	(16,744)	(6,050)
Other, net	2,211	972
Change in deferred credits and other liabilities	3,707	67,349
Change in other operating assets and liabilities	(7,966)	17,127

Net cash provided by operating activities	65,759	155,166

Cash flows from investing activities:
Proceeds from sale of investment property	9,084	18,094
Capital expenditures for investment property	(86,104)	(66,150)
Reimbursable construction costs	(12,428)	—
Contributions to joint ventures	(5,005)	—
Restricted cash	(1,830)	5,544

Net cash used in investing activities	(96,283)	(42,512)

Cash flows from financing activities:
Borrowings	114,449	33,495
Repayment of borrowings	(92,418)	(31,043)
Distributions to minority partners	(4,540)	(4,540)
Repurchase of common stock	—	(70,823)
Proceeds from issuance of common stock	5,187	1,554

Net cash provided by (used in) financing activities	22,678	(71,357)

Net (decrease) increase in cash and cash equivalents	(7,846)	41,297
Cash and cash equivalents at beginning of period	222,695	336,558

Cash and cash equivalents at end of period	$214,849	$377,855

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$11,526	$14,303
Income taxes	$6,071	$45
Non-cash investing activities:
Reclassification of prior period land acquisition and improvement costs from investing to operating activities due to change in intended use	$22,897	$9,700

See notes to condensed consolidated financial statements

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

NOTE 1.    DESCRIPTION OF BUSINESS

Catellus Development Corporation, together with its consolidated subsidiaries (the “Company”), is a diversified real estate operating company with a large portfolio of rental properties and developable land that manages and develops real estate for its own account and those of others. Interests of third parties in entities controlled and consolidated by the Company are separately reflected as minority interests in the accompanying balance sheet. The Company’s rental portfolio and developable land, consisting of industrial, residential, retail, office, and other projects (owned directly or through joint ventures) are located mainly in major markets in California, Illinois, Texas, Colorado, and Oregon.

NOTE 2.    INTERIM FINANCIAL DATA

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial information includes all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. Certain prior period financial data have been reclassified to conform to the current period presentation.

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” effective January 1, 2002 (see Notes 4 and 10).

NOTE 3.    RESTRICTED CASH AND INVESTMENTS

Of the total restricted cash and investments of $9.4 million at March 31, 2002, and $7.6 million at December 31, 2001, $2.2 million and $0.4 million, respectively, represent proceeds from property sales held in separate cash accounts at a trust company in order to preserve the Company’s options of reinvesting the proceeds on a tax-deferred basis. In addition, restricted investments of $7.2 million at March 31, 2002, and December 31, 2001, represent certificates of deposits used to guarantee lease performance for certain properties that secure debt.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.    INCOME PER SHARE

Net income from continuing operations per share of common stock is computed by dividing net income from continuing operations by the weighted average number of shares of common stock and equivalents outstanding during the period (see table below for effect of dilutive securities, and Notes 2 and 10).

	Three Months Ended March 31,
	2002			2001
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share data)
Net income from continuing operations	$26,998	86,652	$0.31	$26,228	104,854	$0.25

Effect of dilutive securities: stock options	—	2,463		—	2,843

Net income from continuing operations assuming dilution	$26,998	89,115	$0.30	$26,228	107,697	$0.24

Net gain (loss) from discontinued operations	$4,486	86,652	$0.05	$(20)	104,854	$0.00

Effect of dilutive securities: stock options	—	2,463		—	2,843

Net gain (loss) from discontinued operations assuming dilution	$4,486	89,115	$0.05	$(20)	107,697	$0.00

Net income	$31,484	86,652	$0.36	$26,208	104,854	$0.25

Effect of dilutive securities: stock options	—	2,463		—	2,843

Net income assuming dilution	$31,484	89,115	$0.35	$26,208	107,697	$0.24

NOTE 5.    MORTGAGE AND OTHER DEBT

Mortgage and other debt at March 31, 2002, and December 31, 2001, are summarized as follows:

	March 31, 2002	December 31, 2001
	(In thousands)
Fixed rate mortgage loans	$921,786	$842,296
Floating rate mortgage loans	210,060	272,288
Construction loans	92,453	98,321
Land acquisition and development loans	55,175	58,498
Assessment district bonds	62,972	34,456
Capital leases	18,530	3,981
Other loans	582	617

Total mortgage and other debt	$1,361,558	$1,310,457

Due within one year	$173,225	$176,723

        During the three months ended March 31, 2002, the Company accepted a commitment for a $268.7 million fixed rate mortgage loan of which $82.9 million was closed and funded at March 31, 2002. The loan bears interest at 7.05% (7.29% effective rate considering financing costs) and is amortized over 30 years with a maturity of 10 years. Of the loan proceeds, $81.6 million was used to pay off existing variable rate debt and related interest and fees at closing. The loan is collateralized by certain of the Company’s operating properties and by assignment of rents generated by the underlying properties, and under certain conditions has a yield maintenance premium if paid prior to maturity. The remaining $185.8 million is expected to fund in the third quarter of 2002.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest costs relating to mortgage and other debt for the three-month period ended March 31, 2002 and 2001, are summarized as follows:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Total interest incurred	$20,139	$20,861
Interest capitalized	(7,347)	(6,282)

Interest expensed	$12,792	$14,579

NOTE 6.    PROPERTIES

Book value by property type at March 31, 2002, and December 31, 2001, consisted of the following:

	March 31, 2002	December 31, 2001
	(In thousands)
Rental properties:
Industrial buildings	$957,615	$943,340
Office buildings	318,512	297,707
Retail buildings	96,262	96,263
Ground leases	142,260	142,913
Investment in operating joint ventures	(11,896)	(13,026)

	1,502,753	1,467,197

Developable land:
Commercial	179,232	188,527
Residential	58,093	49,614
Urban	261,702	261,206
Investment in development joint ventures	64,376	76,756

	563,403	576,103

Work-in-process:
Commercial	138,019	118,668
Commercial—capital lease	43,700	40,560
Residential	2,800	2,494
Urban	42,310	37,616

	226,829	199,338

Furniture and equipment	28,785	28,818
Other	5,104	5,052

Gross book value	2,326,874	2,276,508
Accumulated depreciation	(363,776)	(354,557)

Net book value	$1,963,098	$1,921,951

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7.    SEGMENT REPORTING

The Company’s reportable segments are based on the Company’s method of internal reporting, which disaggregates its business by type. The Company has five reportable segments: Asset Management; Suburban, which includes two reportable segments, commercial and residential; Urban; and Corporate. The Asset Management segment leases and manages the Company-owned commercial buildings and ground leases. The Suburban-Commercial segment develops real estate for the Company’s own account or for third parties, and acquires and sells developable land and commercial buildings. The Suburban-Residential segment acquires and develops suburban residential communities and sells finished lots to homebuilders. The Urban segment entitles and develops major mixed-use development sites, which includes development for residential, office, retail, and entertainment purposes. The Corporate segment consists of administrative and other services.

Intersegment gains and losses, if any, are not recognized. Debt and interest-bearing assets are allocated to segments based upon the grouping of the underlying assets. All other assets and liabilities are specifically identified.

Historically, the Company has measured and reported segment results using the supplemental performance measure Earnings Before Depreciation and Deferred Taxes (“EBDDT”). Starting with the first quarter 2002 results, the Company began to use net income, as defined by generally accepted accounting principles, as the primary earnings measure for purposes of discussing the results for each segment (see Notes 2 and 4). Prior year financial data by reportable segment have been reclassified to conform to current period presentation.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial	data by reportable segment is as follows:

	Asset Management	Suburban		Urban	Corporate	Total
		Commercial	Residential
	(In thousands)
Three Months Ended March 31, 2002
Rental properties:
Rental revenue	$63,306	$—	$—	$—	$—	$63,306
Property operating costs	(15,816)	—	—	—	—	(15,816)
Equity in earnings of operating joint ventures, net	3,521	—	—	—	—	3,521

	51,011	—	—	—	—	51,011

Property sales and fee services:
Sales revenue	453	26,238	28,003	—	—	54,694
Cost of sales	(262)	(23,735)	(14,738)	—	(350)	(39,085)

Gain on property sales	191	2,503	13,265	—	(350)	15,609
Equity in earnings of development joint ventures, net	—	—	7,960	—	(513)	7,447

Total gain on property sales	191	2,503	21,225	—	(863)	23,056
Management and development fees	25	549	286	272	—	1,132
Selling, general and administrative expenses	(136)	(1,949)	(4,168)	(1,597)	—	(7,850)
Other, net	7,985	473	1,425	71	—	9,954

	8,065	1,576	18,768	(1,254)	(863)	26,292

Interest expense	(18,738)	—	—	(5)	5,951	(12,792)
Depreciation and amortization	(12,599)	(154)	(37)	(243)	(514)	(13,547)
Corporate administrative costs	—	—	—	—	(4,102)	(4,102)
Gain (loss) on non-strategic asset sales	(238)	—	—	—	—	(238)
Other, net	—	—	—	—	67	67

Income (loss) before minority interests, income taxes, and discontinued operations	27,501	1,422	18,731	(1,502)	539	46,691
Minority interests	(1,527)	—	—	—	—	(1,527)

Income (loss) before income taxes and discontinued operations	25,974	1,422	18,731	(1,502)	539	45,164
Income taxes	(10,446)	(573)	(7,534)	604	(217)	(18,166)

Net income (loss) from continuing operations	15,528	849	11,197	(898)	322	26,998

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	4,505	—	—	—	—	4,505
Loss from discontinued operations	(19)	—	—	—	—	(19)

Net gain from discontinued operations	4,486	—	—	—	—	4,486

Net income (loss)	$20,014	$849	$11,197	$(898)	$322	$31,484

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Asset Management	Suburban		Urban	Corporate	Total
		Commercial	Residential
	(In thousands)
Three Months Ended March 31, 2001
Rental properties:
Rental revenue	$55,640	$—	$—	$—	$—	$55,640
Property operating costs	(14,047)	—	—	—	—	(14,047)
Equity in earnings of operating joint ventures, net	3,164	—	—	—	—	3,164

	44,757	—	—	—	—	44,757

Property sales and fee services:
Sales revenue	19,843	14,143	14,010	9,900	—	57,896
Cost of sales	(8,990)	(9,171)	(10,957)	(5,933)	—	(35,051)

Gain on property sales	10,853	4,972	3,053	3,967	—	22,845
Equity in earnings of development joint ventures, net	—	—	7,795	—	—	7,795

Total gain on property sales	10,853	4,972	10,848	3,967	—	30,640
Management and development fees	12	1,046	51	71	—	1,180
Selling, general and administrative expenses	(405)	(3,312)	(3,654)	(1,277)	—	(8,648)
Other, net	675	1,057	(478)	3,470	—	4,724

	11,135	3,763	6,767	6,231	—	27,896

Interest expense	(19,271)	(2)	—	20	4,674	(14,579)
Depreciation and amortization	(11,849)	(203)	(60)	(412)	(392)	(12,916)
Corporate administrative costs	—	—	—	—	(5,545)	(5,545)
Gain (loss) on non-strategic asset sales	1,747	—	—	—	—	1,747
Other, net	—	—	—	—	4,227	4,227

Income before minority interests, income taxes, and discontinued operations	26,519	3,558	6,707	5,839	2,964	45,587
Minority interests	(1,604)	—	(267)	—	—	(1,871)

Income before income taxes and discontinued operations	24,915	3,558	6,440	5,839	2,964	43,716
Income taxes	(9,966)	(1,424)	(2,576)	(2,336)	(1,186)	(17,488)

Net income from continuing operations	14,949	2,134	3,864	3,503	1,778	26,228

Discontinued operation, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—
Loss from discontinued operations	(20)	—	—	—	—	(20)

Net gain from discontinued operations	(20)	—	—	—	—	(20)

Net income	$14,929	$2,134	$3,864	$3,503	$1,778	$26,208

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    COMMITMENTS AND CONTINGENCIES

The Company is a party to a number of legal actions arising in the ordinary course of business. The Company cannot predict with certainty the final outcome of these proceedings. Considering current insurance coverages and the substantial legal defenses available, however, management believes that none of these actions, when finally resolved, will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. Where appropriate, the Company has established reserves for potential liabilities related to legal actions or threatened legal actions. These reserves are necessarily based on estimates and probabilities of the occurrence of events and, therefore, are subject to revision from time to time.

Some of the legal actions to which the Company is a party may seek to restrain actions related to the development process or challenge title to or possession of the Company’s properties. Typically, such actions, if successful, would not result in significant financial liability for the Company but might instead prevent the completion of the development process originally planned.

Inherent in the operation of a real estate business is the possibility that environmental liability may arise from the current or past ownership, or current or past operation, of real properties. The Company may be required in the future to take action to correct or reduce the environmental effects of prior disposal or release of hazardous substances by third parties, the Company, or its corporate predecessors. Future environmental costs are difficult to estimate because of such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the Company’s potential liability in proportion to that of other potentially responsible parties, and the extent to which such costs are recoverable from insurance. Also, the Company does not generally have access to properties sold in the past.

At March 31, 2002, management estimates that future costs for remediation of environmental contamination on operating properties and properties previously sold approximate $9.5 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next several years. Management also estimates approximately $14.9 million of similar costs relating to the Company’s properties to be developed or sold. The Company may incur additional costs related to management of excess soil from our projects; however, the necessity of this activity is dependant on the type of future development activities, and, therefore, the related costs are not currently determinable. These costs will be capitalized as components of development costs when incurred, which is anticipated to be over a period of approximately twenty years, or will be deferred and charged to cost of sales when the properties are sold. Environmental costs capitalized during the three months ended March 31, 2002, totaled $1.9 million. The Company’s estimates were developed based on reviews that took place over several years based upon then-prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs.

As of March 31, 2002, the Company has outstanding standby letters of credit and surety bonds in the aggregate amount of $235.0 million in favor of local municipalities or financial institutions to guarantee performance on construction of real property improvements or financial obligations. The Company guarantees a portion of the debt and interest of certain of its joint ventures. At March 31, 2002, these guarantees totaled $40.0 million. In addition, the Company has guaranteed debt service of $8.6 million and $1.9 million for various residential projects. In some cases, other parties have jointly and severally guaranteed these obligations.

In 2001, $101 million of Community Facility District (“CFD”) bonds were sold to finance public infrastructure improvements at Mission Bay in San Francisco and Pacific Commons in Fremont. Bonds totaling $71 million were issued for Mission Bay, of which $17 million have a floating rate of interest initially set at 2.85% (1.5% at March 31, 2002) with the remaining $54 million at a fixed rate of 6.02%. The Company has issued a letter of credit totaling $17 million in support of the floating rate bond issued for Mission Bay. At Pacific Commons, $30 million of bonds were issued and have a weighted average fixed interest rate of 6.20%. These bonds have a series of maturities up to thirty years. At March 31, 2002, for Mission Bay, $2.4 million of the $17 million floating rate bonds and $10.9 million of the $54 million fixed rate bonds were used to reimburse costs the Company incurred on behalf of the district; for Pacific Commons, approximately $0.1 million was reimbursed. At March 31, 2002, the Company has incurred, but has not been reimbursed, costs of $35.8 million for Mission Bay and $29.1 million for Pacific Commons.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon completion of the infrastructure improvements at Mission Bay, for which the $71 million CFD bonds were issued, the improvements will be transferred to the City of San Francisco. Therefore, the expected reimbursement of the infrastructure costs from the bonds is reflected in Other Assets.

The Company will retain the infrastructure improvements at Pacific Commons, for which the $30 million CFD bonds were issued, until the land is sold. Therefore, as construction of the improvements proceeds, the costs incurred are capitalized, and the liability of the CFD bonds is recorded.

At Mission Bay, the landowners must satisfy any shortfall in annual debt service obligations for the CFD bonds, if incremental tax revenues generated by the projects are insufficient. At Pacific Commons, developed and designated developed property is taxed first, and any shortfall in annual debt service is paid by a tax on vacant land.

NOTE 9.    RELATED PARTY TRANSACTIONS

At March 31, 2002, the Company has a $14.2 million variable rate (8.65% at March 31, 2002) note receivable maturing June 1, 2005, from one of its unconsolidated joint venture investments. The note is collateralized by the property owned by the venture. Interest earned was $0.3 million and $0.1 million for the three months ended March 31, 2002 and 2001, respectively, of which $0.1 million has been deferred until the venture is sold or liquidated.

The Company provides development and management services to various unconsolidated joint venture investments. Fees earned were $0.3 million for the three months ended March 31, 2002. Deferred fees of $1.1 million at March 31, 2002, will be earned as completed projects are sold.

In 2001, the Company entered into a 99-year ground lease with one of its unconsolidated joint venture investments. Rent payments of $0.9 million were received and recognized as rental income during the first three months of 2002. Rent payments of $1.3 million of previously received rent was deferred at March 31, 2002, and will be recognized, together with annual rents, over the life of the lease.

The Company has a $4.4 million collateralized 9.0% note receivable from an unconsolidated joint venture for project costs plus accrued interest. The note is collateralized by property owned by the venture and matures in October 2028. The Company entered into various lease agreements with this unconsolidated joint venture. As lessee, rent expense was $34,000 in each of the three-month periods ended March 31, 2002 and 2001; this lease will expire in November 2011. As lessor, the Company entered into a ground lease, which will expire in August 2054. The Company earned rental income of $0.1 million in each of the three-month periods ended March 31, 2002 and 2001, and recorded a $1.5 million receivable associated with this lease.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    DISCONTINUED OPERATIONS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. In general, sales of rental property, (a) not sold subject to an initial tenant purchase option or, (b) explicitly built with the intention of selling, but not sold within two years of completion, are referred to as “Investment Properties” and classified as discontinued operations. Therefore, as required, income or loss attributed to the operations and sale of Investment Properties sold or held for sale is presented in the statement of operations as discontinued operations, net of applicable income tax. Prior period statement of operations have been reclassified to reflect as discontinued operations the income or loss related to Investment Properties that were sold and presented as discontinued operations during the three months ended March 31, 2002. Additionally, all periods presented will likely require further reclassification in future periods as additional, similar sales of Investment Properties occur.

In the three months ended March 31, 2002, the Company sold Investment Properties for $9.3 million, with a net gain of $4.5 million, net of income taxes of $3.0 million. Rents from these properties was negligible for the three months ended March 31, 2002, and $0.2 million for the three months ended March 31, 2001. Loss from these properties was $19,000, net of income tax benefit of $13,000, and $20,000, net of income tax benefit of $14,000, for the three months ended March 31, 2002 and 2001, respectively.

As of March 31, 2002, there were no Investment Properties under contract to be sold or disposed of which would qualify as a discontinued operation.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, impairment of real estate assets, capitalization of costs, allowances for doubtful accounts, environmental reserve, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue recognition

Our revenue is primarily derived from two sources— rental revenue from our rental portfolio and property sales.

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

Impairment of real estate assets

We assess the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators we consider important which could trigger an impairment review include the following:

•	a significant negative industry or economic trend;

•	a significant underperformance relative to historical or projected future operating results;

•	a significant change in the manner in which an asset is used; and

•	an accumulation of costs significantly in excess of the amount originally expected to construct an asset.

Real estate is stated at the lower of cost or estimated fair value using the methodology described as follows: (a) for operating properties and properties held for investment, a write-down to estimated fair value is recognized when a property’s estimated undiscounted future cash flow, before interest charges, is less than its net book value; and (b) for properties held for sale, a write-down to estimated fair value is recorded when we determine that the net book value exceeds the estimated selling prices less cost to sell. These evaluations are made on a property-by-property basis. When we determine that the net book value of an asset may not be recoverable based upon the estimated undiscounted cash flow, we measure any impairment write-down based on a projected discounted cash flow method using an estimated discount rate. Value from comparable property sales will also be considered. The evaluation of future cash flows, discount rates, and fair value of individual properties requires significant judgment and assumptions, including estimates of market value, lease terms, development absorption, development costs, lease upcosts, and financings. Significant adverse changes in circumstances affecting these judgments and assumptions in future periods could cause a significant impairment adjustment to be recorded.

Capitalization of costs

We capitalize direct construction and development costs, including predevelopment costs, interest, property taxes, insurance, and indirect project costs, including a portion of our general and administrative costs that are associated with the acquisition, development, or construction of a project. Costs previously capitalized related to any abandoned development opportunities are written off, if we determine such costs will not provide any future benefits. Should development activity decrease, a portion of interest, property taxes, insurance, and certain general and administrative costs would no longer be eligible for capitalization and would be expensed as incurred.

Allowance for doubtful accounts

We make estimates with respect to the collectability of our receivables and provide for doubtful accounts based on several factors, including our estimate of collectability and the age of the outstanding balances. Our estimate of collectability is based on our contacts with the debtors, collection agencies, our knowledge of the debtors’ credit and financial condition, debtors’ payment terms, and current economic trends. If a debtor becomes insolvent or files for bankruptcy, we provide an allowance for the entire outstanding amount. Significant judgments and estimates must be made and used in connection with establishing allowances in any accounting period. Material differences may result in the amount and timing of our allowances for any period if adverse general economic conditions cause widespread financial difficulties among our tenants.

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

We maintain a reserve for estimated costs of environmental remediation to be incurred in connection with operating properties and properties previously sold. The amounts for our properties to be developed or sold will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years, or will be deferred and charged to cost of sales when the properties are sold. Our estimates are developed based on reviews that took place over several years based upon then-prevailing law and identified site conditions. Because of the breadth of our portfolio, and past sales, we are unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs. Should a previously undetected, substantial environmental hazard be found on our properties, significant liquidity could be consumed by the resulting clean up requirements, and a material expense may be recorded.

Income taxes

As part of the process of preparing our consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on interpretation of tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by Federal and State tax authorities, and changes in tax laws. To the extent adjustments are required in any given period we would include the adjustments within the tax provision in the statement of operations and/or balance sheet. These adjustments could materially impact our statement of operations and liquidity.

Financial Conditions and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-Q. This discussion and analysis covers our five business segments: Asset Management; Suburban, which includes a Commercial and Residential division; Urban; and Corporate. We have historically analyzed and discussed our financial condition and results of operations based on a supplemental performance measure, Earnings Before Depreciation and Deferred Taxes (“EBDDT”). EBDDT is calculated by making various adjustments to net income. Depreciation, amortization, and deferred income taxes are added back to net income as they represent non-cash charges. Since depreciation expense is added back to net income in arriving at EBDDT, the portion of gain on property sales attributable to depreciation recapture is excluded from EBDDT. In addition, gains on the sale of non-strategic assets and extraordinary items, including their current tax effect, represent unusual and/or non-recurring items and are excluded from the EBDDT calculation. Commencing with the first quarter of 2002, we have decided to use net income as our primary earnings measure and will present our analysis and discussion in that format. However, for comparative purposes only, a reconciliation between net income and EBDDT is provided below.

Net income (loss) by segments:

	Three Months Ended March 31,
	2002	2001	Difference 2002/2001
	(In thousands)
Asset Management	$20,014	$14,929	$5,085
Suburban-Commercial	849	2,134	(1,285)
Suburban-Residential	11,197	3,864	7,333
Urban	(898)	3,503	(4,401)
Corporate	322	1,778	(1,456)

Net income	$31,484	$26,208	$5,276
Depreciation and amortization	13,551	12,934	617
Deferred taxes	13,626	12,113	1,513
Non-strategic asset sales	238	(1,747)	1,985
Depreciation recapture	(2,391)	(2,740)	349

EBDDT	$56,508	$46,768	$9,740

Asset Management:

The Asset Management segment consists of the rental activities of our wholly-owned assets and our share of income from operating joint ventures. Growth in this segment is attributed primarily to the transfer of property developed by the Suburban-Commercial and Urban segments that we intend to hold and operate. Net income consists of rental property operations and gains from the sale of rental properties. The following is a schedule of net income for the segment:

	Three Months Ended March 31,
			Difference
	2002	2001	2002/2001
	(In thousands)
Rental properties:
Rental revenue	$63,306	$55,640	$7,666
Property operating costs	(15,816)	(14,047)	(1,769)
Equity in earnings of operating joint ventures, net	3,521	3,164	357

	51,011	44,757	6,254

Property sales and fee services:
Sales revenue	453	19,843	(19,390)
Cost of sales	(262)	(8,990)	8,728

Gain on property sales	191	10,853	(10,662)
Management and development fees	25	12	13
Selling, general and administrative expenses	(136)	(405)	269
Other	7,985	675	7,310

	8,065	11,135	(3,070)

Interest expense	(18,738)	(19,271)	533
Depreciation and amortization	(12,599)	(11,849)	(750)
Gain (loss) in non-strategic asset sales	(238)	1,747	(1,985)
Minority interests	(1,527)	(1,604)	77

Income before income taxes and discontinued operations	25,974	24,915	1,059
Income taxes	(10,446)	(9,966)	(480)

Net income from continuing operations	15,528	14,949	579

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	4,505	—	4,505
Loss from discontinued operations	(19)	(20)	1

Net gain (loss) from discontinued operations	4,486	(20)	4,506

Net income	$20,014	$14,929	$5,085

	March 31,		Difference 2002/2001
	2002	2001
	(In thousands of square feet, except percentages)
Rental Building Occupancy:
Owned	31,257	29,212	2,045
Occupied	29,715	27,147	2,568
Occupancy percentage	95.1%	92.9%	2.4%

Rental Revenue less Property Operating Costs

Rental revenue less property operating costs has increased mainly because of additions of buildings, new ground leases, and rental increases from renewals on Same Space (properties that were owned and operated for the entire current year and the entire immediately preceding year are referred to as “Same Space”) partially offset by properties sold. From April 2001 to March 2002, we added a net 2.0 million square feet to our rental portfolio. Rental revenue less property operating costs for the three months ended March 31, 2002 and 2001, are summarized as follows:

	Three Months Ended March 31,
			Difference
	2002	2001	2002/2001
	(In thousands)
Rental revenue less property operating costs:
Same space	$35,713	$34,346	$1,367
Properties added to portfolio	4,508	941	3,567
Properties sold from portfolio	(42)	1,172	(1,214)
Ground leases	7,311	5,134	2,177

	$47,490	$41,593	$5,897

We do not expect substantial changes in rental income from our Same Space rental portfolio. Rather, we expect growth in overall portfolio rental income will result primarily from new properties we add to our rental portfolio over time.

Rental revenue less property operating costs increased $5.9 million for the three months ended March 31, 2002, as compared to the same period in 2001, primarily attributable to $3.6 million from the additions of 419,000 square feet of buildings, and $2.2 million and $1.3 million increases in revenue from ground leases and Same Space, respectively, partially offset by $1.2 million from properties sold.

Equity in Earnings of Operating Joint Ventures

Equity in earnings of operating joint ventures, net, increased by $0.4 million for the three months ended March 31, 2002, over the same period in 2001, primarily because of higher average room rates in a hotel owned by a joint venture. (See Variability in Results section).

Property Sales

Gain on property sales was $0.2 million and $10.9 million for the three months ended March 31, 2002 and 2001, respectively, summarized as follows (see additional property sales in Discontinued Operations, Net of Income Tax section):

	Three Months Ended March 31,
	2002	2001	Differences 2002/2001
	(In thousands)
Building sales:
Sales proceeds	$—	$9,925	$(9,925)
Cost of sales	—	(3,961)	3,961

Gain	—	5,964	(5,964)

Ground lease sales:
Sales proceeds	—	8,419	(8,419)
Cost of sales	—	(4,061)	4,061

Gain	—	4,358	(4,358)

Other sales:
Sales proceeds	453	1,499	(1,046)
Cost of sales	(262)	(968)	706

Gain	191	531	(340)

Total gain on property sales	$191	$10,853	$(10,662)

For the three months ended March 31, 2001, property sales include the closings of 142.3 acres of ground leases and 134,000 square feet of existing operating properties.

“Other sales” in the table above includes the sales of ground leases that we had acquired in 1998 with the intent to sell. These sales totaled 109.0 acres and 113.3 acres for the three months ended March 31, 2002 and 2001, respectively.

Selling, General and Administrative Expenses

The decrease for the three months ended March 31, 2002, in selling, general and administrative expenses of $0.3 million is primarily due to a decrease in employee-related expenses.

Other

“Other” increased by $7.3 million for the three months ended March 31, 2002, as compared to the same period in 2001, because of $7.3 million lease buyout proceeds from a tenant.

Interest

Interest expense was $18.7 million and $19.3 million for the three months ended March 31, 2002 and 2001, respectively. The decrease is primarily because of lower interest rates on the variable rate loans.

Depreciation and Amortization Expense

The increase in depreciation and amortization expense of $0.8 million for the three months ended March 31, 2002, as compared to the same period in 2001, is because of a $0.5 million increase from the new buildings added to the portfolio between April 2001 and March 2002 and a $0.3 million increase in amortization of lease commissions.

Gain (loss) on Non-Strategic Asset Sales

Loss on sales of non-strategic assets of $0.2 million for the three months ended March 31, 2002, as compared to a gain on sales of non-strategic assets of $1.7 million for the same periods in 2001, is primarily because of fewer sales from remaining desert property.

Minority Interests

In 1999, we formed a subsidiary real estate investment trust (“REIT”) for financing purposes and sold 10% of this subsidiary’s stock to minority investors. This subsidiary is consolidated for financial reporting purposes.

Discontinued Operations, Net of Income Tax:

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long Lived Assets,” which required that all gains and losses from certain properties sold subsequent to January 1, 2002, and the operations of such properties, be shown as discontinued operations (see Note 10).

Discontinued operations sales for the three months ended March 31, 2002, include the closings of 3.1 acres of ground leases and 305,000 square feet of operating properties.

	Three Months Ended March 31,
	2002	2001	Differences 2002/2001
	(In thousands)
Sales:
Building sales:
Sales proceeds	$5,861	$—	$5,861
Cost of sales	(1,228)	—	(1,228)

Gain	4,633	—	4,633

Gain, net of tax	2,770	—	2,770

Ground Lease sales:
Sales proceeds	3,450	—	3,450
Cost of sales	(547)	—	(547)

Gain	2,903	—	2,903

Gain, net of tax	1,735	—	1,735

Loss from discontinued operations	(19)	(20)	1

Total gain (loss) from discontinued operations, net of tax	$4,486	$(20)	$4,506

Suburban-Commercial:

The Suburban-Commercial segment acquires and develops suburban commercial business parks for our own account and the account of others. Net income consists primarily of sales gains from development properties sold. The following is a schedule of net income for the segment:

	Three Months Ended March 31,
	2002	2001	Difference 2002/2001
	(In thousands)
Property sales and fee services:
Sales revenue	$26,238	$14,143	$12,095
Cost of sales	(23,735)	(9,171)	(14,564)

Total gain on property sales	2,503	4,972	(2,469)
Management and development fees	549	1,046	(497)
Selling, general and administrative expenses	(1,949)	(3,312)	1,363
Other	473	1,057	(584)

	1,576	3,763	(2,187)
Interest expense	—	(2)	2
Depreciation and amortization	(154)	(203)	49

Income before income taxes	1,422	3,558	(2,136)
Income taxes	(573)	(1,424)	851

Net income	$849	$2,134	$(1,285)

Property Sales

Gain on property sales was $2.5 million and $5.0 million for the three months ended March 31, 2002 and 2001, respectively, summarized as follows:

	Three Months Ended March 31,
	2002	2001	Difference 2002/2001
	(In thousands)
Building sales:
Sales proceeds	$—	$8,056	$(8,056)
Cost of sales	—	(6,649)	6,649

Gain	—	1,407	(1,407)

Land sales:
Sales proceeds	$26,238	6,087	20,151
Cost of sales	(23,735)	(2,522)	(21,213)

Gain	2,503	3,565	(1,062)

Total gain on property sales	$2,503	$4,972	$(2,469)

        For the three months ended March 31, 2002, commercial sales include the closings of improved land capable of supporting 2.2 million square feet of commercial development, as compared to closings of improved land capable of supporting 0.3 million square feet of commercial development for the three months ended March 31, 2001. No new building sales occurred for the three months ended March 31, 2002, as compared to the closing of the sale of 153,000 square feet of new industrial building space in the same period of 2001 (see Variability in Results section).

Management and Development Fees

Management and development fees decreased by $0.5 million for the three months ended March 31, 2002, as compared to the same period in 2001, primarily because of the development and management fees related to a construction management contract with a ground lease lessee.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.4 million for the three months ended March 31, 2002, primarily due to lower employee-related expenses.

Other

“Other” decreased by $0.6 million for the three months ended March 31, 2002, as compared to the same period in 2001, primarily because of higher expense of certain predevelopment costs previously capitalized as these costs are not expected to provide future benefits and lower interest income from restricted cash generated by tax-deferred exchanges.

Interest

Interest incurred and capitalized for the three months ended March 31, 2002, approximated that of 2001.

Following is a summary of interest:

	Three Months Ended March 31,
	2002	2001	Difference 2002/2001
	(In thousands)
Total interest incurred	$982	$1,021	$(39)
Interest capitalized	(982)	(1,019)	37

Interest expensed	$—	$2	$(2)

Suburban-Residential:

The Suburban-Residential segment acquires and develops land primarily for single-family residential communities, via direct investment or through joint ventures, and sells finished lots to homebuilders. The following is a schedule of net income for the segment:

	Three Months Ended March 31,
	2002	2001	Difference 2002/2001
	(In thousands)
Property sales and fee services:
Sales revenue	$28,003	$14,010	$13,993
Cost of sales	(14,738)	(10,957)	(3,781)

Gain on property sales	13,265	3,053	10,212
Equity in earnings of development joint ventures, net	7,960	7,795	165

Total gain on property sales	21,225	10,848	10,377
Management and development fees	286	51	235
Selling, general and administrative expenses	(4,168)	(3,654)	(514)
Other	1,425	(478)	1,903

	18,768	6,767	12,001
Depreciation and amortization	(37)	(60)	23
Minority interests	—	(267)	267

Income before income taxes	18,731	6,440	12,291
Income taxes	(7,534)	(2,576)	(4,958)

Net income	$11,197	$3,864	$7,333

Property Sales

The $13.3 million gain on property sales for the three months ended March 31, 2002, included $11.8 million from the closings of 138 lots, compared to the $3.1 million gain from closings of 110 lots and 48 homes during the same period in 2001. In addition, in the first quarter of 2002, the gain also included $1.5 million of our portion of profit participation related to certain properties that were sold in the prior year (See Variability in Results section).

Equity in Earnings of Development Joint Ventures, Net:

	Three Months Ended March 31,
	2002	2001	Difference 2002/2001
	(In thousands)
Sales proceeds-unconsolidated JVs	$70,492	$53,269	$17,223
Cost of sales	(45,375)	(49,540)	4,165

Gain	25,117	3,729	21,388
Joint Venture partners interest	(17,157)	4,066	(21,223)

Equity in earnings of development joint ventures, net	$7,960	$7,795	$165

        Equity in earnings of development joint ventures, net, increased $0.2 million for the three months ended March 31, 2002, as compared to the same periods in 2001. Of the $0.2 million increase, $5.8 million, $0.4 million, and $0.3 million increases were attributable to increased sales volumes at Parkway, Talega, and Talega Village projects, respectively, offset by the decrease from the sale of our interest in a joint venture managed by Brookfield Homes of California, Inc. in 2001 (See Variability in Results section).

Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased $0.5 million for the three months ended March 31, 2002, as compared to the same period in 2001, primarily attributable to a one-time employee-related expenses.

Other

“Other” increased $1.9 million for the three months ended March 31, 2002, primarily because of an increase in interest income of $0.9 million, attributable to higher short-term investments, and a $0.9 million expense related to cost overruns on a fixed price contract for a development project for the three months ended March 31, 2001.

Interest

Following is a summary of interest incurred:

	Three Months Ended March 31,
	2002	2001	Difference 2002/2001
	(In thousands)
Total interest incurred	$150	$247	$(97)
Interest capitalized	(150)	(247)	97

Interest expensed	$—	$—	$—

Interest incurred and capitalized decreased for three months ended March 31, 2002, because of lower interest rates.

Minority Interest

Minority interest for the three months ended March 31, 2002, decreased $0.3 million, primarily because of the sale of a 190-home site in Oxnard, California, by a consolidated joint venture in 2001.

Urban:

The Urban segment develops urban mixed-use sites in San Francisco, Los Angeles, and San Diego. The principal active project of the segment is Mission Bay in San Francisco. The following is a schedule of net income for the segment:

	Three Months Ended March 31,
	2002	2001	Difference 2002/2001
	(In thousands)
Property sales and fee services:
Sales revenue	$—	$9,900	$(9,900)
Cost of sales	—	(5,933)	5,933

Total gain on property sales	—	3,967	(3,967)
Management and development fees	272	71	201
Selling, general and administrative expenses	(1,597)	(1,277)	(320)
Other	71	3,470	(3,399)

	(1,254)	6,231	(7,485)
Interest expense	(5)	20	(25)
Depreciation and amortization	(243)	(412)	169

Income before income taxes	(1,502)	5,839	(7,341)
Income taxes	604	(2,336)	2,940

Net income (loss)	$(898)	$3,503	$(4,401)

Property Sales

For the three months ended March 31, 2001, the gain resulted from land sales of approximately 1.4 acres of land at Mission Bay. There were no land sales for the three months ended March 31, 2002 (See Variability in Results section).

Management and Development Fees

Management and development fees increased $0.2 million for the three months ended March 31, 2002, primarily because development management activities commenced in September 2001 related to a new ground lease and joint venture development at Mission Bay.

Selling, General, and Administrative Expenses

The increase of $0.3 million for the three months ended March 31, 2002, as compared to the same period in 2001, is primarily attributable to employee-related expenses.

Other

The $3.4 million decrease in “other” for the three months ended March 31, 2002, is primarily because of a lease termination payment related to an expected tenant at the Mission Bay project in 2001.

Interest

Following is a summary of interest incurred:

	Three Months Ended March 31,
	2002	2001	Difference 2002/2001
	(In thousands)
Total interest incurred	$445	$252	$193
Interest capitalized	(440)	(272)	(168)

Interest expensed	$5	$(20)	$25

The increase in interest incurred and capitalized interest is the result of higher development activities at our Mission Bay project in San Francisco.

Depreciation and Amortization Expense

The decrease in depreciation and amortization expense of $0.2 million for the three months ended March 31, 2002, as compared to the same period in 2001, is because of demolished buildings in Mission Bay and San Diego for development purposes.

Corporate:

Corporate consists of administrative costs and interest contra-expense, which represents the effect of capitalized interest attributable to development operating segments that had qualifying assets and requires capitalization of more interest than incurred by these segments.

	Three Months Ended March 31,
	2002	2001	Difference 2002/2001
	(In thousands)
Interest (contra-expenses)	$5,951	$4,674	$1,277
Cost of sales	(863)	—	(863)
Corporate administrative costs	(4,102)	(5,545)	1,443
Depreciation and amortization	(514)	(392)	(122)
Other	67	4,227	(4,160)

Income before income taxes	539	2,964	(2,425)
Income taxes	(217)	(1,186)	969

Net income	$322	$1,778	$(1,456)

Interest (contra-expense)

Corporate interest consists primarily of interest contra-expense because the Suburban and Urban segments had qualifying assets that required the capitalization of more interest than was directly incurred by these segments. As a result, the Corporate segment capitalized interest during the period; as the qualifying assets are sold, the corresponding capitalized interest is reflected as cost of sales under the Corporate segment. The increase for the three months ended March 31, 2002, is primarily because of the increased qualifying assets in the operating segments.

Cost of Sales

As noted above, as the qualifying assets from other segments are sold, the corresponding capitalized interest is reflected as cost of sales. For the three months ended March 31, 2002, cost of sales of $0.9 million was attributable to the Residential segment.

Corporate Administrative Costs

Corporate administrative costs consist primarily of general and administrative expenses. General and administrative expenses decreased by $1.4 million for the three months ended March 31, 2002, as compared to the same period in 2001, primarily attributable to employees related expenses.

Other

The decrease in “other” income for the three months ended March 31, 2002, is primarily attributable to lower interest income generated from lower interest rates and balance of short-term investments within the Corporate segment.

Income taxes

Currently, our projected current tax rate is 14.35% and deferred tax rate is 25.87% as compared to 12.27% and 27.73%, respectively, during the same period in 2001. Current tax rates increased in the first quarter 2002, compared to the first quarter of 2001, primarily due to the full utilization of Alternative Minimum Tax credit in 2001, which is not available in 2002.

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

Variability in Results

Although our rental properties provide relatively stable operating results, our earnings from period to period will be affected by the nature and timing of acquisitions and sales of property. Many of our projects require a lengthy process to complete the development cycle before they are sold. Also, sales of assets are difficult to predict given fluctuating economic conditions and are generally subject to lengthy negotiations and contingencies that need to be resolved before closing. These factors may tend to “bunch” income in particular periods rather than producing a more even pattern throughout the year or from year to year. In addition, gross margins may vary significantly as the mix of property varies. The cost basis of the properties sold varies because (i) properties have been owned for varying periods of time; (ii) properties are owned in various geographical locations; and (iii) development projects have varying infrastructure costs and build-out periods.

Liquidity and Capital Resources

Off-balance sheet arrangements, contractual obligations, and commitments

We have the following off-balance sheet arrangements and contractual obligations and commitments, which are disclosed in various sections of the Condensed Consolidated Financial Statements, Notes to Condensed Consolidated Financial Statements, and elsewhere in this MD&A. They exist in the following areas:

•	Unconsolidated real estate joint ventures- capital contribution requirements

•	Debt and debt service guarantees

•	Surety bonds and standby letters of credit

•	Executed contracts for construction and development activity

Unconsolidated real estate joint ventures- capital contribution requirements

We have investments in eleven unconsolidated real estate joint ventures. Five of the joint ventures are involved in the operation of rental real estate properties, and the remaining six are involved in real estate development for investment or sale. We use the equity method of accounting for all of our investments in unconsolidated joint ventures.

We are required to make additional capital contributions to one of the unconsolidated joint ventures should additional capital contributions be necessary to fund cost overruns if actual construction costs exceed the guaranteed maximum price in the construction contract. The maximum price is approximately $252.5 million, of which $165 million is anticipated to be funded from construction loan proceeds and $62.5 million from our partners. As of March 31, 2002, no additional capital contribution is expected to be necessary.

Debt and debt service guarantees

We have made certain debt service guarantees totaling $50.5 million. Of the total guarantees, $40.0 million relates to three unconsolidated residential development joint ventures, and $8.6 million relates to a development project in which we are the construction manager. We also have a $1.9 million limited guarantee, relating to another development project in which we are the developer, which expires on July 1, 2002. These debt service guarantees are typical business arrangements commonly required of developers in real estate development. Examples of events that would require us to provide a cash payment pursuant to the guarantee include a loan default, which would result from failure of the primary borrower to service the debt when due, or non-compliance of the primary borrower with financial covenants and inadequacy of asset collateral. Our guarantee exposure is generally limited to situations in which the value of the collateral is not sufficient to satisfy the outstanding indebtedness. At March 31, 2002, we have not been required to satisfy any amounts pursuant to these debt and debt service guarantees.

Surety bonds and standby letters of credit

As of March 31, 2002, we have $185.7 million in surety bonds and $49.3 million in outstanding standby letters of credit, for a combined total of $235.0 million, in favor of local municipalities or financial institutions to guarantee the construction of real property improvements or financial obligations. The $185.7 million in surety bonds are to guarantee the construction of public improvements and infrastructure, such as sewer, streets, traffic signals, grading, and wildlife preservations, in connection with our various development projects. Surety bonds are commonly required by public agencies from developers in real estate development. The surety bonds and standby letters of credit are renewable and expire upon completion of the required improvements. Standby letters of credit are a form of credit enhancement that is commonly required in real estate development when bonds are issued to finance public improvements.

Executed contracts for construction and development activity

At March 31, 2002, we have open construction and development contracts with vendors totaling $222.6 million related to our various projects, as compared to $273.3 million at December 31, 2001. The change in our construction contract obligations is due to the timing of construction starts and completions of projects. A majority of these commitments are typically funded by construction loans and are originated in the normal course of business.

The following table summarizes our outstanding contractual obligations as of March 31, 2002, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	Due within 2002	Due in 2003-2005	Due in 2006-2007	Due Thereafter
	(in thousands)
Mortgage and Other Debt	$1,361,558	$157,824	$293,976	$200,484	$709,274
Operating Leases	8,818	1,965	6,400	228	225
Construction Contracts	222,574	201,823	20,751	—	—

Total Contractual Obligations	$1,592,950	$361,612	$321,127	$200,712	$709,499

The following table summarizes our outstanding commitments as of March 31, 2002, and the effect such commitments may have on liquidity and cash flow in future periods:

		Amount of Commitment Expiration Per Period
Commitments	Total Amounts Committed	Due within 2002	Due in 2003-2005	Due in 2006-2007	Due Thereafter
	(in thousands)
Standby Letters of Credit and Surety Bonds	$235,016	$115,034	$119,972	$10	$—
Debt Guarantees	50,532	50,532	—	—	—

Total Commercial Commitments	$285,548	$165,566	$119,972	$10	$—

Cash flows from operating activities

Cash provided by operating activities reflected in the statement of cash flows for the three months ended March 31, 2002 and 2001, was $65.8 million and $155.2 million, respectively. The decrease of $89.4 million was primarily attributed to a combined decrease of $78.7 million in sources and an increase of $10.7 million in uses. The decrease of $78.7 million in sources was due to the following: (1) a decrease of $88.7 million in assets and liabilities that resulted primarily from the receipt in February 2001 of a $68.0 million prepayment of rent associated with a 34-year ground lease, and (2) a decrease of $13.3 million due to the deferred gain recognized on residential sales in 2002; these were offset by (3) an increase of $11.1 million from distributions from joint ventures, (4) an increase of $5.3 million from net income, and (5) an increase of $6.9 million from others. The increase of $10.7 million in uses was due to an increase of $10.7 million in capital expenditures for development properties.

Cash flows from investing activities

Net cash used in investing activities reflected in the statement of cash flows for the three months ended March 31, 2002 and 2001, was $96.3 million and $42.5 million, respectively. The increase of $53.8 million was attributed to a combined increase of $44.8 million in uses and a combined decrease of $9.0 million in sources. The combined increase of $44.8 million in uses was due to an increase of $15.4 million in commercial property acquisitions, an increase of $4.5 million in capital expenditures for investment properties, an increase of $12.4 million in reimbursable construction costs incurred, an increase of $5.0 million in contributions to a joint venture, and an increase of $7.4 million in investment in short-term investments and restricted cash. The combined decrease of $9.0 million in sources was primarily due to a decrease in proceeds from sales of investment properties.

Capital expenditures reflected in the statement of cash flows include the following:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Capital Expenditures from Operating Activities(1)
Capital expenditures for development properties	$9,498	$4,599
Residential property acquisitions	7,005	—
Capitalized interest and property tax	241	1,451

Total capital expenditures in operating activities	16,744	6,050

Capital Expenditures from Investing Activities(2)
Construction and building improvements	48,959	32,578
Predevelopment	340	13,454
Infrastructure and other	17,852	13,421
Capitalized interest and property tax	8,189	6,403

Capital expenditures for investment properties	75,340	65,856
Commercial property acquisitions	15,420	—
Reimbursable construction costs	12,428	—
Tenant improvements	349	294

Total capital expenditures in investing activities	103,537	66,150

Total capital expenditures(3)	$120,281	$72,200

(1)	This category includes capital expenditures for properties we intend to build to sell.
(2)	This category includes capital expenditures for properties we intend to hold for our own account.
(3)	Total capital expenditures include capitalized general and administrative expenses of $4.2 million and $6.7 million for the three months ended March 31, 2002 and 2001, respectively.

Capital expenditures for development properties—This item relates to the development of residential and commercial for-sale development properties. The increase is primarily because of the increase in commercial development activities (see discussion at Construction and building improvements).

Property acquisitions—For the three months ended March 31, 2002, we invested approximately $22.4 million in property acquisitions: $11.4 million for the acquisition of a commercial building, which added approximately 419,000 square feet to our income producing portfolio; $4.0 million for the acquisition of commercial land, which added 356,000 square feet of potential development; and $7.0 million for the acquisition of land capable of supporting an estimated 2,149 residential units.

Capitalized interest and property taxes—This item represents interest and property taxes capitalized as part of our development projects. The increase resulted from an increase in our construction activity primarily from our urban and commercial development projects as discussed under Construction and building improvements.

Construction and building improvements—This item relates primarily to development of new properties held for lease. This development activity is summarized below:

	Three Months Ended March 31,
	2002	2001
	(In square feet)
Commercial Development
Under construction, beginning of period	6,143,000	3,474,000
Construction starts	252,000	274,000
Completed—retained in portfolio	(239,000)	(598,000)
Completed—design/build or sold	—	(153,000)

Subtotal under construction, end of period	6,156,000	2,997,000

Urban Development
Under construction, beginning of period	361,000	—
Construction starts	—	—

Subtotal under construction, end of period(1)	361,000	—

Total under construction, end of period	6,517,000	2,997,000

(1)	Includes approximately 45,000 square feet of residential units, which we intend to sell; excludes approximately 280,000 square feet of commercial space started but stopped during 2001.

Predevelopment—This item relates to amounts incurred for our urban and commercial development projects, primarily the Mission Bay project in San Francisco, California, an acquisition in Ontario, California, and the Santa Fe Depot project in San Diego, California. The decrease is primarily related to Mission Bay where $3.6 million of predevelopment cost incurred in connection with that project is reimbursable, which is discussed in Reimbursable construction costs below. The decrease is also attributable to the increase in our development activities for our Urban segment’s projects at Mission Bay (see Construction and building improvements for details).

Infrastructure and other—This item primarily represents infrastructure costs incurred in connection with our urban and commercial projects. Infrastructure costs relate primarily to the projects at Woodridge, Illinois; Denver, Colorado; Ontario, California; Fremont, California; and Mission Bay, San Francisco, California. For the three months ended March 31, 2002, approximately $8.8 million of infrastructure and other costs incurred are reimbursable, which is discussed in Reimbursable construction costs below.

Reimbursable construction costs—For the three months ended March 31, 2002, approximately $12.4 million of total predevelopment and infrastructure cost incurred is reimbursable pursuant to various Community Facility District Bonds issued in 2001 (see Note 8 of the accompanying Condensed Consolidated Financial Statements for details).

Cash flows from financing activities

        Net cash provided by (used for) financing activities reflected in the statement of cash flows for the three months ended March 31, 2002 and 2001, was $22.7 million and ($71.3) million, respectively. The increase of $94.0 million was attributed to a combined increase of $23.2 million in sources and a combined decrease of $70.8 million in uses. The combined increase of $23.2 million in sources was due to an increase of $19.6 million in net borrowings and an increase of $3.6 million from proceeds from common stock issuance due to options exercised. The combined decrease of $70.8 million in uses was due to no treasury stock purchases for the three months ended March 31, 2002, as compared to $70.8 million expended for the purchase of 4,159,000 shares of our stock in 2001 under the share repurchase programs.

Capital commitments

As of March 31, 2002, we had outstanding standby letters of credit and surety bonds in the amount of $235.0 million in favor of local municipalities or financial institutions to guarantee performance on real property improvements or financial obligations.

As of March 31, 2002, we had approximately $222.6 million in total commitments for capital expenditures to vendors. These commitments are primarily contracts to construct industrial development projects, predevelopment costs, and re-leasing costs.

As a partner in certain joint ventures, we have made certain financing guarantees totaling $40.0 million at March 31, 2002. In addition, we have guaranteed debt service of $8.6 million and $1.9 million for various residential projects (see Note 8).

Cash balances, available borrowings, and capital resources

As of March 31, 2002, we had total cash of $224.2 million, of which $9.4 million is restricted cash. In addition to the $224.2 million cash, we had $108.9 million in borrowing capacity under our commercial construction facilities and $3.0 million in additional borrowing capacity under our term loans, both available upon satisfaction of certain conditions.

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

Stock Repurchase—From October 1999 through July 2001, our Board of Directors authorized five separate stock repurchase programs; each had a limit of $50 million. Share purchases under these programs were made on the open market. We purchased a total of 13,047,097 shares at a total cost of $218.0 million under these programs. The remaining $32.0 million authorized expired or was terminated.

In December 2001, we purchased 10,600,000 shares of our common stock from the California Public Employees’ Retirement System (“CalPERS”) for $183.1 million in a privately negotiated transaction. An independent third party provided our Board of Directors with a written opinion confirming that the terms and conditions of this transaction were fair, from a financial point of view, to our stockholders other than CalPERS. Immediately prior to the transaction, CalPERS was the beneficial owner of 18.8 million shares, or approximately 19.3% of our issued and outstanding common stock. As a result of the transaction, CalPERS’ beneficial ownership was reduced to 8.2 million shares, or approximately 9.5% of our issued and outstanding common stock.

Debt covenants—Four of our credit agreements, totaling $148 million, contain financial covenants including a minimum debt services coverage ratio of 1.60 to 1, a maximum leverage ratio of 60%, and a minimum tangible net worth of $383.3 million (subject to adjustment for stock buybacks), all terms are defined in those credit agreements. As of or for the period ending March 31, 2002, the actual results, as each is defined in those credit agreements, were 1.94; 53.2%; and $472.2 million, respectively. Our performance against these covenants is measured on a quarterly basis, with debt service coverage being measured on a four-quarter trailing basis. In the event we were to breach any of these covenants and were unable to negotiate satisfactory waivers or amendments, our lenders in these credit facilities could declare amounts outstanding due and payable.

Bonds—In June 2001, $101 million of Community Facility District bonds were sold to finance public infrastructure improvements at Mission Bay in San Francisco and Pacific Commons in Fremont, California. These bonds have a series of maturities up to thirty years. Bonds totaling $71 million were issued for Mission Bay, of which $17 million have a floating rate of interest initially set at 2.85% and currently at 1.5%, with the remaining $54 million at a fixed rate of 6.02%. We have issued a letter of credit totaling $17 million in support of the floating rate bond issued for Mission Bay. At Pacific Commons, $30 million of bonds were issued and have a weighted average fixed interest rate of 6.2%. At March 31, 2002, for Mission Bay, $2.4 million of the $17 million floating rate bonds and $10.9 million of the $54 million fixed rate bonds were used to reimburse costs we incurred on behalf of the district. For Pacific Commons, approximately $0.1 million of the bonds were used to reimburse costs we incurred on the district’s behalf as of March 31, 2002. At March 31, 2002, we have incurred costs of $35.8 million for Mission Bay and $29.1 million for Pacific Commons that have not been reimbursed (see Note 8 of the accompanying Condensed Consolidated Financial Statement for details).

Insurance—Changes in the insurance industry over the last year have caused the availability of certain types of coverage to decrease and the cost of available coverage to increase. In renewing our policies in the fourth quarter of 2001, we were able to essentially obtain all of our historical levels and types of insurance (although at a higher cost), except in regard to earthquake coverage, where we were able to place approximately 65% of the previous $100 million coverage limit. We also expect availability to decrease and cost to increase for surety bonds. Surety bonds are commonly used in the land development process to guarantee the construction of infrastructure for public entities.

Related party transactions

In 2001, we formed Third and King Investors, LLC, an unconsolidated joint venture. The joint venture is building a large mixed-use project at Mission Bay in San Francisco, California, consisting of approximately 595 apartments, 127,000 square feet of commercial space, and 945 parking stalls. As part of the transaction, a subsidiary entered into a 99-year ground lease with the venture, and we recognized $0.9 million in rental income from this ground lease during the three months ended March 31, 2002. The joint venture is currently seeking a $165 million construction loan for the project. We have also agreed with the venture to fund, on a pro-rata basis, the balance of equity capital required and, in addition, to fund certain cost overruns if actual construction costs exceed the guaranteed maximum price set forth in the construction contract.

We also provide development and management services to several of our unconsolidated joint venture investments. Fees earned were $0.3 million for the three months ended March 31, 2002.

As of March 31, 2002, we have a $14.2 million variable rate (8.65% at March 31, 2002) note receivable maturing June 1, 2005 from one of our unconsolidated joint venture investments. The note is collateralized by the property owned by the venture. Interest earned was $0.3 million and $0.1 million for the three months ended March 31, 2002 and 2001, respectively, of which $0.1 million is deferred until the venture is sold or liquidated.

We have a $4.4 million note receivable from an unconsolidated joint venture for project costs plus accrued interest at 9.0%. This note is collateralized by property owned by the venture and matures in October 2028. We also have entered into various lease agreements with this unconsolidated joint venture. We incurred rent expense of $34,000 in each of the three-months periods ended March 31, 2002 and 2001; this lease will expire in November 2011. As lessor, we entered into a ground lease, which will expire in August 2054. We recognized rental income of $0.1 million in each of the three-month periods ended March 31, 2002 and 2001, and recorded a $1.5 million receivable associated with this lease. The venture’s current projection reflects approximately $0.4 million available funds, per year, from its operations to pay down our receivables.

Trading

Our executives from time to time in the future may enter into so-called “Rule 10b5-1 Plans.” Under an appropriate Rule 10b5-1 Plan, an executive may instruct a third party, such as a brokerage firm, to engage in specified securities transactions in the future based on a formula without further action by the executive provided that the plan satisfies the legal requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

Environmental Matters

Many of our properties and our subsidiaries’ properties are in urban and industrial areas and may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We and our subsidiaries incur ongoing environmental remediation and disposal costs, legal costs relating to clean up, defense of litigation, and the pursuit of responsible third parties. Costs incurred by the consolidated group in connection with operating properties and with properties previously sold are expensed. Costs incurred for properties to be sold by us or our subsidiaries are capitalized and will be charged to cost of sales when the properties are sold (see Note 8 of the accompanying Condensed Consolidated Financial Statements for further discussions).

In recent years, certain of our subsidiaries have acquired properties with known environmental problems for cleanup and redevelopment, and we expect that we may continue to form subsidiaries to acquire such properties (or that existing subsidiaries will acquire such properties) when the potential benefits of development warrant. When our subsidiaries acquire such properties, they undertake due diligence to determine the nature of the environmental problems and the likely cost of remediation, and they manage the risk with undertakings from third parties, including the sellers and their affiliates, remediation contractors, third party sureties, or insurers. The costs associated with environmental remediation are included in the costs estimates for properties to be developed.

Forward-Looking Information and Risk Factors

Except for historical matters, the matters discussed in this quarterly report are forward-looking statements that involve risks and uncertainties. We have tried, wherever practical, to identify these forward-looking statements by using words like “anticipate”, “believe”, “estimate”, “project”, “expect”, “plan”, “prospects”, and similar expressions. Forward-looking statements include, but are not limited to, statements about plans; opportunities; negotiations; markets and economic conditions; development, construction, rental, and sales activities; availability of financing; and property values.

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

•
Changes in the real estate market or in general economic conditions in the areas in which we own property, including the possibility of a worsening economic slowdown or recession. Such changes may result in higher vacancy rates for commercial property and lower prevailing rents, lower sales prices or slower sales, lower absorption rates, more tenant defaults and bankruptcies, and the like.

•	Product and geographical concentration

•	Competition in the real estate industry

•	Unavailability of financing to meet our capital needs, the variability of interest rates, and our inability to use our collateral to secure loans

•	Changes in insurance markets, including the increased cost or unavailability of particular insurance products

•	Exposure of our assets to damage from natural occurrences such as earthquakes, and weather conditions that affect the progress of construction

•
Delay in receipt of or denial of government approvals and entitlements for development projects, other political and discretionary government decisions affecting the use of or access to land, or legal challenges to the issuance of approvals or entitlements

•	Changes in the management team

•
Changes in income taxes due because of audit adjustments required by Federal and State income tax authorities, and changes in tax laws and other circumstances that affect our ability to control the timing and recognition of deferred tax liabilities

•
Liability for us or our subsidiaries for environmental remediation at properties owned, managed, or formerly owned or managed by us, our subsidiaries, or the predecessors of either, and changes in environmental laws and regulations

•
Failure to reach agreement with third parties on definitive terms or failure to close transactions, and failure or inability of third parties to perform their obligations under agreements, including tenants under lease or other agreements with us

•	Increases in the cost of land and building materials

•	Limitations on or challenges to title to our properties

•	Risks related to the performance, interests, and financial strength of the co-owners of our joint venture projects

•	Changes in policies and practices of organized labor groups who may work on our projects

•
Issues arising from shortages in electrical power to us or to our customers, or higher prices for power, which could affect our ability to rent or sell properties, the ability of tenants or buyers to pay for our properties or for the use of our properties, or our ability to conduct our business

•	Other risks inherent in the real estate business

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate risk. The majority of our financial instruments are not considered market risk sensitive instruments, as they are not subject to foreign exchange rate risk or commodity price risk. At March 31, 2002, we did not have any outstanding interest-protection contracts. We intend to continuously and actively monitor and manage interest costs on our variable rate debt and may enter into interest rate-protection contracts based on market fluctuations.

At March 31, 2002, approximately 74% of our debt bore interest at fixed rates with a weighted average coupon rate of approximately 6.69%, which is below market, and had a weighted average maturity of approximately 8.0 years. Therefore, unless there were a drastic decrease in interest rates, the fair value of our fixed-rate debt would not be adversely affected. The remainder of our debt bears interest at variable rates with a weighted average maturity of approximately 2.0 years and a weighted average coupon rate of approximately 4.06% at March 31, 2002. To the extent that we incur additional variable rate indebtedness, our exposure to increases in interest rates would increase. If coupon interest rates increased 100 basis points (1%), the annual effect on our financial position and cash flow would be approximately $1.4 million, based on the outstanding balance of our floating rate debt net of cash investments at March 31, 2002. We believe, however, that moderate increases in interest expense as a result of inflation will not significantly affect our financial position, results of operations, or cash flow.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

None. See Note 8, “Commitments and Contingencies,” for further information.

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

CATELLUS DEVELOPMENT CORPORATION

Date: May 15, 2002	By:	/s/ C. WILLIAM HOSLER
C. William Hosler Senior Vice President Chief Financial Officer Principal Financial Officer

Date: May 15, 2002	By:	/s/ PAUL A. LOCKIE
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
4.3
Loan Agreement by and between Catellus Finance 1, L.L.C., and Prudential Mortgage Capital Company, Inc. dated as of October 28, 1998, is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 1998.

10.1
Restated Tax Allocation and Indemnity Agreement dated December 29, 1989, among the Registrant and certain of its subsidiaries and Santa Fe Pacific Corporation is incorporated by reference to the exhibits to the Registration Statement on Form 10 (Commission File No. 0-18694) as filed with the Commission on July 18, 1990.

10.2A
Registration Rights Agreement dated as of December 29, 1989, among the Registrant, BAREIA, O&Y and Itel is incorporated by reference to the exhibits to the Registration Statement on Form 10 (Commission File No. 0-18694) as filed with the Commission on July 18, 1990.

10.2B
First Amendment to Registration Rights Agreement among the Registrant, BAREIA, O&Y, and Itel is incorporated by reference to the exhibits to Amendment No. 2 to Form S-3 as filed with the Commission on February 4, 1993.

10.2C
Letter Agreement dated November 14, 1995, between the Registrant and California Public Employees’ Retirement System (“CalPERS”) is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 1995.

10.2D	Purchase and Sale Agreement dated December 12, 2001, between the Registrant and CalPERS is incorporated by reference to the exhibits to the Form 8-K as filed with the Commission on December 13, 2001.
10.3
Amendment to Registrant’s Amended and Restated 1991 Stock Option Plan, dated as of September 26, 2001, is incorporated by reference to the exhibits to the Form 10-Q for the quarter ended September 30, 2001. The Amended and Restated 1991 Stock Option Plan, as previously amended and restated, is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 1997.

10.4
Amendment to Registrant’s Amended and Restated 1995 Stock Option Plan, dated as of September 26, 2001, is incorporated by reference to the exhibits to the Form 10-Q for the quarter ended September 30, 2001. The Amended and Restated 1995 Stock Option Plan, as previously amended and restated, is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 1997.

Exhibit Number
10.5
Amendment to Registrant’s Amended and Restated Executive Stock Option Plan, dated as of September 26, 2001, is incorporated by reference to the exhibits to the Form 10-Q for the quarter ended September 30, 2001. The Amended and Restated Executive Stock Option Plan, as previously amended and restated, is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 1997.

10.6
Amendment to Registrant’s Amended and Restated 1996 Performance Award Plan, dated as of September 26, 2001, is incorporated by reference to the exhibits to the Form 10-Q for the quarter ended September 30, 2001. The Amended and Restated 1996 Performance Award Plan, as previously amended and restated, is incorporated by reference to the exhibits to the Form 10-Q for the quarter ended March 31, 1999.

10.7
Amendment to Registrant’s 2000 Performance Award Plan, dated as of September 26, 2001, is incorporated by reference to the exhibits to the Form 10-Q for the quarter ended September 30, 2001. The 2000 Performance Award Plan is incorporated by reference to the exhibits to the Registrant’s proxy statement filed with the Commission on Schedule 14A on March 31, 2000, for the Annual Meeting of Stockholders held on May 2, 2000.

10.8A	Registrant’s Deferred Compensation Plan is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 1997.
10.8B	The First Amendment to Registrant’s Deferred Compensation Plan, effective as of January 1, 2002, is attached.
10.9
Third Amended and Restated Employment Agreement dated as of December 24, 2001, between the Registrant and Nelson C. Rising is incorporated by reference to the exhibits to the Form 10-K for the year ended December 31, 2001.

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