Form 10-Q
period 2002-06-30
CATELLUS DEVELOPMENT CORP
filed 2002-08-14
CIK 865937

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2002	Commission file number 0-18694

CATELLUS DEVELOPMENT
CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	94-2953477
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

201 Mission Street
San Francisco, California 94105
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:
(415) 974-4500

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒   No ☐

       As of August 6, 2002, there were 87,150,243 issued and outstanding shares of the Registrant’s Common Stock.

CATELLUS DEVELOPMENT CORPORATION

PART I

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CATELLUS DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Properties	$2,346,916	$2,276,508
Less accumulated depreciation	(371,301)	(354,557)

	1,975,615	1,921,951
Other assets and deferred charges, net	231,124	167,305
Notes receivable, less allowance	58,390	73,335
Accounts receivable, less allowance	15,044	22,663
Assets held for sale	2,230	—
Restricted cash and investments	26,160	7,566
Cash and cash equivalents	214,306	222,695

Total	$2,522,869	$2,415,515

Liabilities and stockholders’ equity

Mortgage and other debt	$1,385,405	$1,310,457
Accounts payable and accrued expenses	102,420	145,688
Deferred credits and other liabilities	154,302	177,656
Liabilities associated with assets held for sale	1,936	—
Deferred income taxes	314,496	290,658

Total liabilities	1,958,559	1,924,459

Commitments and contingencies (Note 8)

Minority interests	54,312	55,799

Stockholders’ equity
Common stock, 110,790 and 110,209 shares issued and 87,143 and 86,562 shares outstanding at June 30, 2002 and December 31, 2001, respectively	1,108	1,102
Paid-in capital	530,924	521,312
Treasury stock, at cost (23,647 shares at June 30, 2002 and December 31, 2001)	(401,082)	(401,082)
Accumulated earnings	379,048	313,925

Total stockholders’ equity	509,998	435,257

Total	$2,522,869	$2,415,515

See notes to condensed consolidated financial statements

CATELLUS DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Rental properties	(Unaudited)		(Unaudited)
Rental revenue	$64,982	$56,600	$127,979	$111,754
Property operating costs	(17,249)	(13,882)	(32,976)	(27,710)
Equity in earnings of operating joint ventures, net	2,324	2,669	5,845	5,833

	50,057	45,387	100,848	89,877

Property sales and fee services
Sales revenue	43,998	67,966	98,692	125,862
Cost of sales	(28,167)	(41,824)	(67,252)	(76,875)

Gain on property sales	15,831	26,142	31,440	48,987
Equity in earnings of development joint ventures, net	8,177	332	15,624	8,127

Total gain on property sales	24,008	26,474	47,064	57,114
Management and development fees	1,764	1,374	2,896	2,554
Selling, general and administrative expenses	(6,130)	(6,932)	(13,980)	(15,580)
Other, net	2,142	1,358	12,096	6,082

	21,784	22,274	48,076	50,170

Interest expense	(13,945)	(14,656)	(26,535)	(28,939)
Depreciation and amortization	(15,002)	(12,833)	(28,469)	(25,656)
Corporate administrative costs	(4,362)	(5,062)	(8,464)	(10,607)
Gain on non-strategic asset sales	7,059	1,389	6,821	3,136
Other, net	(297)	2,479	(230)	6,706

Income before minority interests, income taxes, and discontinued operations	45,294	38,978	92,047	84,687
Minority interests	(1,526)	(1,841)	(3,053)	(3,712)

Income before income taxes and discontinued operations	43,768	37,137	88,994	80,975

Income tax expense
Current	(11,531)	(1,450)	(19,127)	(6,873)
Deferred	(6,068)	(13,416)	(16,663)	(25,529)

	(17,599)	(14,866)	(35,790)	(32,402)

Income from continuing operations	26,169	22,271	53,204	48,573

Discontinued operations, net of income tax:
Gain from disposal of discontinued operations	7,550	—	12,055	—
Loss from discontinued operations	(80)	(100)	(136)	(194)

Gain (loss) from discontinued operations	7,470	(100)	11,919	(194)

Net income	$33,639	$22,171	$65,123	$48,379

Income per share from continuing operations
Basic	$0.30	$0.22	$0.61	$0.47

Assuming dilution	$0.29	$0.21	$0.59	$0.46

Income per share from discontinued operations
Basic	$0.09	$—	$0.14	$—

Assuming dilution	$0.08	$—	$0.14	$—

Net income per share
Basic	$0.39	$0.22	$0.75	$0.47

Assuming dilution	$0.37	$0.21	$0.73	$0.46

Average number of common shares outstanding – basic	86,976	100,469	86,815	102,649

Average number of common shares outstanding – diluted	89,864	103,324	89,508	105,522

See notes to condensed consolidated financial statements

CATELLUS DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2002	2001

	(Unaudited)

Cash flows from operating activities:
Net income	$65,123	$48,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,469	25,656
Deferred income taxes	16,663	25,529
Deferred gain recognized	(14,255)	(4,744)
Amortization of deferred loan fees and other costs	3,398	2,344
Equity in earnings of joint ventures	(21,469)	(13,960)
Operating distributions from joint ventures	62,098	20,265
Gain on sale of investment property	(20,165)	(12,666)
Cost of development property sold	59,621	56,924
Capital expenditures for development property	(26,071)	(24,032)
Other, net	10,107	(477)
Change in deferred credits and other liabilities	8,660	101,218
Change in other operating assets and liabilities	(13,501)	24,535

Net cash provided by operating activities	158,678	248,971

Cash flows from investing activities:
Proceeds from sale of investment property	25,011	21,006
Capital expenditures for investment property	(178,993)	(145,712)
Reimbursable construction costs	(30,382)	—
Contributions to joint ventures	(9,180)	—
Restricted cash	(18,594)	(19,004)

Net cash used in investing activities	(212,138)	(143,710)

Cash flows from financing activities:
Borrowings	165,319	297,891
Repayment of borrowings	(124,103)	(183,755)
Distributions to minority partners	(4,540)	(4,790)
Repurchase of common stock	—	(108,818)
Proceeds from issuance of common stock	8,395	4,594

Net cash provided by financing activities	45,071	5,122

Net (decrease) increase in cash and cash equivalents	(8,389)	110,383
Cash and cash equivalents at beginning of period	222,695	336,558

Cash and cash equivalents at end of period	$214,306	$446,941

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$27,215	$27,545
Income taxes	$16,692	$673
Non-cash investing activities:
Reclassification of prior period land acquisition and improvement costs from investing to operating activities due to change in intended use	$33,020	$35,529
Non-cash financing activities:
Seller-financed acquisitions	$—	$10,000
Debt forgiveness-property reconveyance	$—	$(1,637)

See notes to condensed consolidated financial statements

CATELLUS DEVELOPMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

       Catellus Development Corporation, together with its consolidated subsidiaries (the “Company”), is a diversified real estate operating company, with a large portfolio of rental properties and developable land, that manages and develops real estate for its own account and those of others. Interests of third parties in entities controlled and consolidated by the Company are separately reflected as minority interests in the accompanying financial statements. The Company’s rental portfolio and developable land, consisting of industrial, residential, retail, office, and other projects (owned directly or through joint ventures) are located mainly in major markets in California, Illinois, Texas, Colorado, and Oregon.

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

       The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, effective January 1, 2002 (see Notes 4 and 10).

NOTE 3. RESTRICTED CASH AND INVESTMENTS

       Of the total restricted cash and investments of $26.2 million at June 30, 2002, and $7.6 million at December 31, 2001, $19.0 million and $0.4 million, respectively, represent proceeds from property sales held in separate cash accounts at trust companies in order to preserve the Company’s option to reinvest the proceeds on a tax-deferred basis. In addition, restricted investments of $7.2 million at June 30, 2002, and December 31, 2001, represent certificates of deposits used to guarantee lease performance for certain properties that secure debt.

NOTE 4. INCOME PER SHARE

       Income from continuing operations per share of common stock is computed by dividing income from continuing operations by the weighted average number of shares of common stock and equivalents outstanding during the period (see table below for effect of dilutive securities, and Notes 2 and 10).

	Three Months Ended June 30,

		2002			2001

			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

	(In thousands, except per share data)

Income from continuing operations	$26,169	86,976	$0.30	$22,271	100,469	$0.22

Effect of dilutive securities: stock options	—	2,888		—	2,855

Income from continuing operations assuming dilution	$26,169	89,864	$0.29	$22,271	103,324	$0.21

Gain (loss) from discontinued operations	$7,470	86,976	$0.09	$(100)	100,469	$—

Effect of dilutive securities: stock options	—	2,888		—	2,855

Gain (loss) from discontinued operations assuming dilution	$7,470	89,864	$0.08	$(100)	103,324	$—

Net income	$33,639	86,976	$0.39	$22,171	100,469	$0.22

Effect of dilutive securities: stock options	—	2,888		—	2,855

Net income assuming dilution	$33,639	89,864	$0.37	$22,171	103,324	$0.21

	Six Months Ended June 30,

		2002			2001

			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

	(In thousands, except per share data)

Income from continuing operations	$53,204	86,815	$0.61	$48,573	102,649	$0.47

Effect of dilutive securities: stock options	—	2,693		—	2,873

Income from continuing operations assuming dilution	$53,204	89,508	$0.59	$48,573	105,522	$0.46

Gain (loss) from discontinued operations	$11,919	86,815	$0.14	$(194)	102,649	$—

Effect of dilutive securities: stock options	—	2,693		—	2,873

Gain (loss) from discontinued operations assuming dilution	$11,919	89,508	$0.14	$(194)	105,522	$—

Net income	$65,123	86,815	$0.75	$48,379	102,649	$0.47

Effect of dilutive securities: stock options	—	2,693		—	2,873

Net income assuming dilution	$65,123	89,508	$0.73	$48,379	105,522	$0.46

NOTE 5.    MORTGAGE AND OTHER DEBT

       Mortgage and other debt at June 30, 2002, and December 31, 2001, are summarized as follows:

	June 30,	December 31,
	2002	2001

	(In thousands)

Fixed rate mortgage loans	$915,736	$842,296
Floating rate mortgage loans	199,304	272,288
Construction loans	107,103	98,321
Land acquisition and development loans	43,550	58,498
Assessment district bonds	70,965	34,456
Capital leases	48,167	3,981
Other loans	580	617

Mortgage and other debt	1,385,405	1,310,457

Liabilities of assets held for sale:
Fixed rate mortgage loans	1,866	—

Total mortgage and other debt	$1,387,271	$1,310,457

Due within one year	$171,015	$176,723

       During the six months ended June 30, 2002, the Company accepted a commitment for a $268.7 million fixed rate mortgage loan of which $82.9 million was closed and funded as of June 30, 2002. The loan bears interest of 7.05% (7.29% effective rate considering financing costs) and is amortized over 30 years with a maturity of 10 years. Of the loan proceeds, $81.6 million was used to pay off existing variable rate debt, related interest, and fees at closing. The loan is collateralized by certain of the Company’s operating properties and by assignment of rents generated by the underlying properties. Under certain conditions, this loan may have a yield maintenance premium if paid prior to maturity. The remaining $185.8 million is expected to be funded in the third quarter of 2002.

       During the second quarter of 2002, the Company recorded a $35.3 million revenue bond with an estimated weighted average variable interest rate of 3.5% and a series of maturities up to twenty years. Bond payments will be made from anticipated retail sales tax revenue, real estate taxes, and miscellaneous fees generated from property currently owned by one of the Company’s unconsolidated joint venture investments.

       Interest costs relating to mortgage and other debt for the three-month and six-month periods ended June 30, 2002 and 2001, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

	(In thousands)		(In thousands)

Total interest incurred	$20,499	$20,630	$40,436	$41,195
Interest capitalized	(6,554)	(5,974)	(13,901)	(12,256)

Interest expensed	$13,945	$14,656	$26,535	$28,939

NOTE 6.    PROPERTIES

       Book value by property type at June 30, 2002, and December 31, 2001, consisted of the following:

	June 30,	December 31,
	2002	2001

	(In thousands)
Rental properties:
Industrial buildings	$1,051,140	$943,340
Office buildings	336,877	297,707
Retail buildings	100,561	96,263
Ground leases	141,638	142,913
Investment in operating joint ventures	(10,961)	(13,026)

	1,619,255	1,467,197

Developable land:
Commercial	180,298	188,527
Residential	53,166	52,108
Urban	268,406	261,206
Investment in development joint ventures	48,819	76,756

	550,689	578,597

Work-in-process:
Commercial	51,348	118,668
Commercial—capital lease	39,218	40,560
Urban	53,440	37,616

	144,006	196,844

Furniture and equipment	28,444	28,818
Other	4,522	5,052

Gross book value	2,346,916	2,276,508
Accumulated depreciation	(371,301)	(354,557)

Net book value	$1,975,615	$1,921,951

NOTE 7.    SEGMENT REPORTING

        The Company’s reportable segments are based on the Company’s method of internal reporting, which disaggregates its business by type. The Company has five reportable segments: Asset Management; Suburban, which includes two reportable segments, commercial and residential; Urban; and Corporate. The Asset Management segment leases and manages the Company-owned commercial buildings and ground leases. The Suburban-Commercial segment develops real estate for the Company’s own account or for third parties and acquires and sells developable land and commercial buildings. The Suburban-Residential segment acquires and develops suburban residential communities and sells finished lots to homebuilders via direct ownership or through joint ventures. The Urban segment develops major mixed-use development sites for the Company’s own account and for joint ventures, which includes development for residential, office, retail, and entertainment purposes. The Corporate segment consists of administrative services.

       Inter-segment gains and losses, if any, are not recognized. Debt and interest-bearing assets are allocated to segments based upon the grouping of the underlying assets. All other assets and liabilities are specifically identified and allocated to the segments.

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

Financial data by reportable segment is as follows:

		Suburban
	Asset
	Management	Commercial	Residential	Urban	Corporate	Total

Three Months Ended June 30, 2002	(In thousands)
Rental properties:
Rental revenue	$64,982	$—	$—	$—	$—	$64,982
Property operating costs	(17,249)	—	—	—	—	(17,249)
Equity in earnings of operating joint ventures, net	2,324	—	—	—	—	2,324

	50,057	—	—	—	—	50,057

Property sales and fee services:
Sales revenue	9,074	14,752	20,172	—	—	43,998
Cost of sales	(5,760)	(12,481)	(9,760)	—	(166)	(28,167)

Gain on property sales	3,314	2,271	10,412	—	(166)	15,831
Equity in earnings of development joint ventures, net	—	—	9,597	—	(1,420)	8,177

Total gain on property sales	3,314	2,271	20,009	—	(1,586)	24,008
Management and development fees	26	1,114	169	455	—	1,764
Selling, general and administrative expenses	(574)	(2,136)	(1,598)	(1,822)	—	(6,130)
Other, net	627	(295)	1,737	73	—	2,142

	3,393	954	20,317	(1,294)	(1,586)	21,784

Interest expense	(18,899)	—	—	5	4,949	(13,945)
Depreciation and amortization	(14,246)	(121)	(36)	(226)	(373)	(15,002)
Corporate administrative costs	—	—	—	—	(4,362)	(4,362)
Gain on non-strategic asset sales	7,059	—	—	—	—	7,059
Other, net	—	—	—	—	(297)	(297)

Income (loss) before minority interests, income taxes, and discontinued operations	27,364	833	20,281	(1,515)	(1,669)	45,294
Minority interests	(1,526)	—	—	—	—	(1,526)

Income (loss) before income taxes and discontinued operations	25,838	833	20,281	(1,515)	(1,669)	43,768
Income taxes	(10,391)	(334)	(8,154)	609	671	(17,599)

Income (loss) from continuing operations	15,447	499	12,127	(906)	(998)	26,169

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	7,550	—	—	—	—	7,550
Loss from discontinued operations	(80)	—	—	—	—	(80)

Gain from discontinued operations	7,470	—	—	—	—	7,470

Net income (loss)	$22,917	$499	$12,127	$(906)	$(998)	$33,639

		Suburban
	Asset
	Management	Commercial	Residential	Urban	Corporate	Total

Three Months Ended June 30, 2001	(In thousands)
Rental properties:
Rental revenue	$56,600	$—	$—	$—	$—	$56,600
Property operating costs	(13,882)	—	—	—	—	(13,882)
Equity in earnings of operating joint ventures, net	2,669	—	—	—	—	2,669

	45,387	—	—	—	—	45,387

Property sales and fee services:
Sales revenue	16,979	11,634	12,566	26,787	—	67,966
Cost of sales	(8,580)	(5,928)	(7,510)	(19,806)	—	(41,824)

Gain on property sales	8,399	5,706	5,056	6,981	—	26,142
Equity in earnings of development joint ventures, net	—	—	681	—	(349)	332

Total gain on property sales	8,399	5,706	5,737	6,981	(349)	26,474
Management and development fees	—	986	388	—	—	1,374
Selling, general and administrative expenses	(172)	(2,750)	(2,869)	(1,141)	—	(6,932)
Other, net	1,397	974	(1,242)	229	—	1,358

	9,624	4,916	2,014	6,069	(349)	22,274

Interest expense	(18,192)	(5)	—	(76)	3,617	(14,656)
Depreciation and amortization	(11,533)	(116)	(60)	(597)	(527)	(12,833)
Corporate administrative costs	—	—	—	—	(5,062)	(5,062)
Gain on non-strategic asset sales	1,389	—	—	—	—	1,389
Other, net	—	—	—	—	2,479	2,479

Income before minority interests, income taxes, and discontinued operations	26,675	4,795	1,954	5,396	158	38,978
Minority interests	(1,604)	—	(237)	—	—	(1,841)

Income before income taxes and discontinued operations	25,071	4,795	1,717	5,396	158	37,137
Income taxes	(10,037)	(1,918)	(688)	(2,160)	(63)	(14,866)

Income from continuing operations	15,034	2,877	1,029	3,236	95	22,271

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—
Loss from discontinued operations	(100)	—	—	—	—	(100)

Loss from discontinued operations	(100)	—	—	—	—	(100)

Net income	$14,934	$2,877	$1,029	$3,236	$95	$22,171

		Suburban
	Asset
	Management	Commercial	Residential	Urban	Corporate	Total

Six Months Ended June 30, 2002	(In thousands)
Rental properties:
Rental revenue	$127,979	$—	$—	$—	$—	$127,979
Property operating costs	(32,976)	—	—	—	—	(32,976)
Equity in earnings of operating joint ventures, net	5,845	—	—	—	—	5,845

	100,848	—	—	—	—	100,848

Property sales and fee services:
Sales revenue	9,527	40,990	48,175	—	—	98,692
Cost of sales	(6,022)	(36,216)	(24,498)	—	(516)	(67,252)

Gain on property sales	3,505	4,774	23,677	—	(516)	31,440
Equity in earnings of development joint
ventures, net	—	—	17,557	—	(1,933)	15,624

Total gain on property sales	3,505	4,774	41,234	—	(2,449)	47,064
Management and development fees	51	1,663	455	727	—	2,896
Selling, general and administrative expenses	(710)	(4,085)	(5,766)	(3,419)	—	(13,980)
Other, net	8,612	178	3,162	144	—	12,096

	11,458	2,530	39,085	(2,548)	(2,449)	48,076

Interest expense	(37,435)	—	—	—	10,900	(26,535)
Depreciation and amortization	(26,765)	(275)	(73)	(469)	(887)	(28,469)
Corporate administrative costs	—	—	—	—	(8,464)	(8,464)
Gain on non-strategic asset sales	6,821	—	—	—	—	6,821
Other, net	—	—	—	—	(230)	(230)

Income (loss) before minority interests, income taxes, and discontinued operations	54,927	2,255	39,012	(3,017)	(1,130)	92,047
Minority interests	(3,053)	—	—	—	—	(3,053)

Income (loss) before income taxes and discontinued operations	51,874	2,255	39,012	(3,017)	(1,130)	88,994
Income taxes	(20,862)	(907)	(15,688)	1,213	454	(35,790)

Income (loss) from continuing operations	31,012	1,348	23,324	(1,804)	(676)	53,204

Discontinued operations, net of tax:
Gain from disposal of discontinued
operations	12,055	—	—	—	—	12,055
Loss from discontinued operations	(136)	—	—	—	—	(136)

Gain from discontinued operations	11,919	—	—	—	—	11,919

Net income (loss)	$42,931	$1,348	$23,324	$(1,804)	$(676)	$65,123

		Suburban
	Asset
	Management	Commercial	Residential	Urban	Corporate	Total

Six Months Ended June 30, 2001	(In thousands)
Rental properties:
Rental revenue	$111,754	$—	$—	$—	$—	$111,754
Property operating costs	(27,710)	—	—	—	—	(27,710)
Equity in earnings of operating joint ventures, net	5,833	—	—	—	—	5,833

	89,877	—	—	—	—	89,877

Property sales and fee services:
Sales revenue	36,822	25,777	26,576	36,687	—	125,862
Cost of sales	(17,570)	(15,099)	(18,467)	(25,739)	—	(76,875)

Gain on property sales	19,252	10,678	8,109	10,948	—	48,987
Equity in earnings of development joint ventures, net	—	—	8,476	—	(349)	8,127

Total gain on property sales	19,252	10,678	16,585	10,948	(349)	57,114
Management and development fees	12	2,032	439	71	—	2,554
Selling, general and administrative expenses	(577)	(6,062)	(6,523)	(2,418)	—	(15,580)
Other, net	2,072	2,031	(1,720)	3,699	—	6,082

	20,759	8,679	8,781	12,300	(349)	50,170

Interest expense	(37,167)	(7)	—	(56)	8,291	(28,939)
Depreciation and amortization	(23,289)	(319)	(120)	(1,009)	(919)	(25,656)
Corporate administrative costs	—	—	—	—	(10,607)	(10,607)
Gain on non-strategic asset sales	3,136	—	—	—	—	3,136
Other, net	—	—	—	—	6,706	6,706

Income before minority interests, income taxes, and discontinued operations	53,316	8,353	8,661	11,235	3,122	84,687
Minority interests	(3,208)	—	(504)	—	—	(3,712)

Income before income taxes and discontinued operations	50,108	8,353	8,157	11,235	3,122	80,975
Income taxes	(20,051)	(3,342)	(3,264)	(4,496)	(1,249)	(32,402)

Income from continuing operations	30,057	5,011	4,893	6,739	1,873	48,573

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—
Loss from discontinued operations	(194)	—	—	—	—	(194)

Loss from discontinued operations	(194)	—	—	—	—	(194)

Net income	$29,863	$5,011	$4,893	$6,739	$1,873	$48,379

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

       Some of the legal actions to which the Company is a party may seek to restrain actions related to the development process or challenge title to or possession of the Company’s properties. Typically, such actions, if successful, would not result in significant financial liability for the Company but might instead prevent the completion of the development process originally planned, and, therefore, impairment may occur in certain development assets. (See discussion of specific lawsuits in Part II, Item 1 Legal Proceedings of this Form 10Q.)

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

       At June 30, 2002, management estimates that future costs for remediation of environmental contamination on operating properties and properties previously sold approximate $9.3 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next several years. Management also estimates approximately $14.1 million of similar costs relating to the Company’s properties to be developed or sold. The Company may incur additional costs related to management of excess soil from our projects; however, the necessity of this activity depends on the type of future development activities, and, therefore, the related costs are not currently determinable. These costs will be capitalized as components of development costs when incurred, which is anticipated to be over a period of approximately twenty years, or will be deferred and charged to cost of sales when the properties are sold. Environmental costs capitalized during the six months ended June 30, 2002, totaled $3.9 million. The Company’s estimates were developed based on reviews that took place over several years based upon then-prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs.

       As of June 30, 2002, the Company has outstanding $22.6 million of standby letters of credit and a total of $243.8 million of surety bonds in favor of local municipalities or financial institutions, and commitments to guarantee performance on construction of real property improvements. The Company also has $28.6 million of standby letters of credit supporting financial obligations. The Company guarantees a portion of the debt and interest of certain of its joint ventures. As of June 30, 2002, these guarantees totaled $51.6 million. In some cases, other parties have jointly and severally guaranteed these obligations.

       In 2001, $101 million of Community Facility District (“CFD”) bonds were sold to finance public infrastructure improvements at Mission Bay in San Francisco and Pacific Commons in Fremont. Bonds totaling $71 million were issued for Mission Bay, of which $17 million have a floating rate of interest initially set at 2.85% (1.25% at June 30, 2002) with the remaining $54 million at a fixed rate of 6.02%. The Company has issued a letter of credit totaling $17 million in support of the floating rate bond issued for Mission Bay. At Pacific Commons, $30 million of bonds were issued and have a weighted average fixed interest rate of 6.20%. These bonds have a series of maturities up to thirty years. At June 30, 2002, for Mission Bay, $2.4 million of the $17 million floating rate bonds and $10.9 million of the $54 million fixed rate bonds were used to reimburse costs the Company incurred on behalf of the district; for Pacific Commons, approximately $6.3 million was reimbursed. As of June 30, 2002, the Company has incurred, but has not been reimbursed, costs of $53.8 million for Mission Bay and $2.8 million for Pacific Commons.

       Upon completion of the infrastructure improvements at Mission Bay and Pacific Commons, for which the $71 million and $30 million CFD bonds were issued, respectively, the improvements will be transferred to the respective cities. The expected reimbursement of the infrastructure costs from the bonds is reflected in Other Assets.

       At Mission Bay, the landowners must satisfy any shortfall in annual debt service obligations for the CFD bonds, if incremental tax revenues generated by the projects are insufficient. At Pacific Commons, developed and designated developed property is taxed first, and any shortfall in annual debt service is paid by a tax on vacant land.

NOTE 9. RELATED PARTY TRANSACTIONS

       The Company provides development and management services and loan guarantees to various unconsolidated joint venture investments. Fees earned, including loan guarantee fees, were $0.8 million and $1.1 million for the three and six months ended June 30, 2002, respectively. Deferred fees of $1.9 million at June 30, 2002, will be earned as completed projects are sold or the venture is sold or liquidated.

       In 2001, the Company entered into a 99-year ground lease with one of its unconsolidated joint venture investments. Rent payments of $0.9 million and $1.8 million were received and recognized as rental income during the three and six months ended June 30, 2002. Rent payments of $1.3 million of previously received rent was deferred at June 30, 2002, and will be recognized, together with annual rents, over the life of the lease.

       The Company has a $4.5 million collateralized 9.0% note receivable from an unconsolidated joint venture for project costs plus accrued interest. The note is collateralized by property owned by the venture and matures in October 2028. The Company entered into various lease agreements with this unconsolidated joint venture. As lessee, rent expense was $34,000 in each of the three-month periods ended June 30, 2002 and 2001, and $68,000 for each of the six-month periods ended June 30, 2002 and 2001; this lease will expire in November 2011. As lessor, the Company entered into a ground lease, which will expire in August 2054. The Company earned rental income of $0.1 million in each of the three-month periods ended June 30, 2002 and 2001, and $0.2 million for each of the six-month periods ended June 30, 2002 and 2001, and recorded a $1.6 million receivable associated with this lease.

Note 10. DISCONTINUED OPERATIONS

       Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. In general, sales of rental property, (a) not sold subject to an initial tenant purchase option or, (b) explicitly built with the intention of selling, but not sold within two years of completion, are referred to as “Investment Properties” and classified as discontinued operations. Therefore, as required, income or loss attributed to the operations and sale of Investment Properties sold or held for sale is presented in the statement of operations as discontinued operations, net of applicable income tax. Prior period statements of operations have been reclassified to reflect as discontinued operations the income or loss related to Investment Properties that were sold or held for sale and presented as discontinued operations during the three-month and six-month periods ended June 30, 2002. Additionally, all periods presented will likely require further reclassification in future periods as additional, similar sales of Investment Properties occur.

       In the three and six months ended June 30, 2002, the Company sold Investment Properties for $16.3 million and $25.6 million, respectively, with a net gain of $7.6 million and $12.1 million, net of income taxes of $5.1 million and $8.1 million. Rents from these properties and properties under contract to be sold were $0.3 million and $0.6 million for the three and six months periods ended June 30, 2002, and $0.5 million and $1.2 million for the three and six months ended June 30, 2001. Loss from these properties was $80,000, net of income tax benefit of $54,000, and $100,000, net of income tax benefit of $68,000, for the three months ended June 30, 2002 and 2001, respectively, and $136,000, net of income tax benefit of $92,000, and $194,000, net of income tax benefit of $130,000, for the six months ended June 30, 2002 and 2001, respectively.

       Asset and liability balances of Investment Properties under contract to be sold at June 30, 2002 consist of the following:

June 30, 2002

(In thousands)
Assets
Properties	$4,076
Accumulated depreciation	(1,900)

Net	2,176
Other assets	54

Total assets	2,230

Liabilities
Mortgage and other debt	1,866
Payables	23
Other liabilities	47

Total liabilities	1,936

Net assets	$294

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

       The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, impairment of real estate assets, capitalization of costs, allowances for doubtful accounts, environmental and legal reserves, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

       We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

   Revenue recognition

       Our revenue is primarily derived from two sources: rental revenue from our rental portfolio and property sales.

       Rental revenue is recognized when due from tenants. Revenue from leases with rent concessions or fixed escalations is recognized on a straight-line basis over the initial term of the related lease. The financial terms of leases are contractually defined. Rental revenue is not accrued when a tenant vacates the premises and ceases to make rent payments or files for bankruptcy.

       Revenue from sales of properties is recognized using the accrual method. If a sale does not qualify for the accrual method of recognition, other deferral methods will be used as appropriate including the percentage-of-completion method. In certain cases, we retain the right to repurchase property from the buyer at a specified price. Profit on these sales is not recognized until our right to repurchase expires. In other instances, when we receive inadequate cash down payment and take a promissory note for the balance of the sale price, profit is deferred until such time as sufficient cash is received to meet minimum down payment requirements. Also, in general, specific identification and relative sales value methods are used to determine the cost of sales. Management estimates of future costs to complete infrastructure are included in cost of sales. Cost of sales recorded for each transaction is also affected by management’s estimate of future sales values. A change in circumstances that causes these estimates of future costs and/or sales values to increase or decrease significantly would affect the gain or loss recognized on future sales.

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

   Capitalization of costs

       We capitalize direct construction and development costs, including predevelopment costs, property taxes, insurance, and certain indirect project costs, including a portion of our general and administrative costs that are associated with the acquisition, development, or construction of a project. Interest is capitalized in accordance with FAS 34. Costs previously capitalized related to any abandoned development opportunities are written off, if we determine such costs will not provide any future benefits. Should development activity decrease, a portion of interest, property taxes, insurance, and certain general and administrative costs would no longer be eligible for capitalization and would be expensed as incurred.

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

   Environmental and legal reserve

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

       We maintain a reserve for estimated costs of environmental remediation to be incurred in connection with operating properties and properties previously sold. The amounts for our properties to be developed or sold will be capitalized as components of development costs when incurred, which is anticipated to be over a period of twenty years, or will be deferred and charged to cost of sales when the properties are sold. Our estimates are developed based on reviews that took place over many years based upon then-prevailing law and identified site conditions. Because of the breadth of our portfolio, and past sales, we are unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs. Should a previously undetected, substantial environmental hazard be found on our properties, significant liquidity could be consumed by the resulting clean up requirements, and a material expense may be recorded.

       The Company is a party to a number of legal actions arising in the ordinary course of business. The Company cannot predict with certainty the final outcome of these proceedings. Where appropriate, the Company has established reserves for potential liabilities related to legal actions or threatened legal actions. These reserves are necessarily based on estimates and probabilities of the occurrence of events and, therefore, are subject to revision from time to time. Should the circumstances effecting these estimates change significantly, a material expense would be recognized.

   Income taxes

       As part of the process of preparing our consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on interpretation of tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by Federal and State tax authorities, and changes in tax laws. To the extent adjustments are required in any given period we would include the adjustments within the tax provision in the statement of operations and/or balance sheet. Any applicable interest charges would be recorded as an expense. These adjustments could materially impact our statement of operations and liquidity.

Financial Condition and Results of Operations

          The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-Q. This discussion and analysis covers our five business segments: Asset Management; Suburban, which includes a Commercial and Residential division; Urban; and Corporate. We have historically analyzed and discussed our financial condition and results of operations based on a supplemental performance measure, Earnings Before Depreciation and Deferred Taxes (“EBDDT”). Commencing with the first quarter of 2002, we have decided to use net income as our primary earnings measure and will present our analysis and discussion in that format. However, for comparative purposes only, a reconciliation between net income and EBDDT is provided below for the three and six months ended June 30, 2002, and 2001.

Net income (loss) by segments:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Difference			Difference
	2002	2001	2002/2001	2002	2001	2002/2001

	(In thousands)			(In thousands)
Asset Management	$22,917	$14,934	$7,983	$42,931	$29,863	$13,068
Suburban-Commercial	499	2,877	(2,378)	1,348	5,011	(3,663)
Suburban-Residential	12,127	1,029	11,098	23,324	4,893	18,431
Urban	(906)	3,236	(4,142)	(1,804)	6,739	(8,543)
Corporate	(998)	95	(1,093)	(676)	1,873	(2,549)

Net income	$33,639	$22,171	$11,468	$65,123	$48,379	$16,744
Depreciation and amortization (2)	15,055	12,932	2,123	28,606	25,866	2,740
Deferred taxes (3)	11,147	13,416	(2,269)	24,773	25,529	(756)
Non-strategic asset sales	(7,059)	(1,389)	(5,670)	(6,821)	(3,136)	(3,685)
Depreciation recapture	(3,829)	(512)	(3,317)	(6,220)	(3,252)	(2,968)

EBDDT(1)	$48,953	$46,618	$2,335	$105,461	$93,386	$12,075

(1)	EBDDT is calculated by making various adjustments to net income. Depreciation, amortization, and deferred income taxes are added back to net income as they represent non-cash charges. Since depreciation expense is added back to net income in arriving at EBDDT, the portion of gain on property sales attributable to depreciation recapture is excluded from EBDDT. In addition, gains on the sale of non-strategic assets and extraordinary items, including their current tax effect, represent unusual and/or non-recurring items and are excluded from the EBDDT calculation.

(2)	The balances for three and six months ended June 30, 2002, included $53,000 and $137,000 respectively, of depreciation and amortization attributable to discontinued operations, while $99,000 and $210,000 were included in the balances for three and six months ended June 30, 2001.

(3)	The balances for three and six months ended June 30, 2002, included $5.1 million and $8.1 million, respectively, of deferred taxes attributable to discontinued operations.

Asset Management:

          The Asset Management segment consists of the rental activities of our wholly owned assets, our share of income from operating joint ventures, and activity related to our desert portfolio. Growth in this segment is attributed primarily to the transfer of property developed by the Suburban-Commercial and Urban segments that we intend to hold and operate. Net income consists of rental property operations and gains from the sale of rental properties. The following is a schedule of net income for the segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2002	2001	Difference	2002	2001	Difference

	(In thousands)			(In thousands)
Rental properties:
Rental revenue	$64,982	$56,600	$8,382	$127,979	$111,754	$16,225
Property operating costs	(17,249)	(13,882)	(3,367)	(32,976)	(27,710)	(5,266)
Equity in earnings of operating joint ventures, net	2,324	2,669	(345)	5,845	5,833	12

	50,057	45,387	4,670	100,848	89,877	10,971

Property sales and fee services:
Sales revenue	9,074	16,979	(7,905)	9,527	36,822	(27,295)
Cost of property sold	(5,760)	(8,580)	2,820	(6,022)	(17,570)	11,548

Gain on property sales	3,314	8,399	(5,085)	3,505	19,252	(15,747)
Management and development fees	26	—	26	51	12	39
Selling, general and administrative expenses	(574)	(172)	(402)	(710)	(577)	(133)
Other	627	1,397	(770)	8,612	2,072	6,540

	3,393	9,624	(6,231)	11,458	20,759	(9,301)

Interest expense	(18,899)	(18,192)	(707)	(37,435)	(37,167)	(268)
Depreciation and amortization	(14,246)	(11,533)	(2,713)	(26,765)	(23,289)	(3,476)
Gain in non-strategic asset sales	7,059	1,389	5,670	6,821	3,136	3,685
Minority interests	(1,526)	(1,604)	78	(3,053)	(3,208)	155

Income before income taxes and discontinued
operations	25,838	25,071	767	51,874	50,108	1,766
Income taxes (see Income Taxes section)	(10,391)	(10,037)	(354)	(20,862)	(20,051)	(811)

Net income from continuing operations	15,447	15,034	413	31,012	30,057	955

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	7,550	—	7,550	12,055	—	12,055
Loss from discontinued operations	(80)	(100)	20	(136)	(194)	58

Net gain (loss) from discontinued operations	7,470	(100)	7,570	11,919	(194)	12,113

Net income	$22,917	$14,934	$7,983	$42,931	$29,863	$13,068

Rental Building Occupancy:	June 30,
(In thousands of square feet, except percentages)	2002	2001	Difference

Owned	34,498	29,736	4,762
Occupied	32,510	28,033	4,477
Occupancy percentage	94.2%	94.3%	(0.11%	)

The following is a schedule of the top ten tenants of our rental portfolio, based on GAAP rents:

			% of Total
		Type of Product	Base Rent
Customer Name	State	Leased	June 30, 2002

APL Logistics, Inc.	CA, IL, KY, TX	Industrial	5.9%
J.C. Penney Company	TX	Office	2.1%
Home Depot USA, Inc.	CA	Industrial/Retail	1.8%
Gillette Company	CA, IL	Industrial	1.6%
Exel Corporation	CA	Industrial	1.6%
MCI Telecommunications (1)	CA, WA, IL, MN, TX, OK, OR	Office/Ground	1.5%
Saks	MD	Industrial	1.5%
Office Depot, Inc.	CA	Industrial/Retail	1.5%
Spicers/La Salle Paper	CA, OR	Industrial	1.4%
Central American Distribution	IL	Industrial	1.3%

(1)  The Company has ten leases with MCI WORLDCOM Communications, Inc. or its affiliates (“MCI”). On July 21, 2002, a group of MCI companies filed for Chapter 11 reorganization. Under federal bankruptcy laws, the MCI companies have 60 days to assume or reject the leases.

     Rental Revenue less Property Operating Costs

       Rental revenue less property operating costs increased mainly because of additions of buildings, new ground leases, and rental increases from renewals on Same Space (properties that were owned and operated for the entire current year and the entire immediately preceding year are referred to as “Same Space”) partially offset by properties sold. From July 2001 to June 2002, we added a net 4.8 million square feet to our rental portfolio. Rental revenue less operating costs for the three and six months ended June 30, 2002 and 2001, are summarized as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Difference			Difference
	2002	2001	2002/2001	2002	2001	2002/2001

	(In thousands)			(In thousands)
Rental revenue less property operating costs:
Same space	$34,286	$33,490	$796	$69,492	$67,228	$2,264
Properties added to portfolio	7,140	2,026	5,114	12,691	3,217	9,474
Properties sold from portfolio	133	1,233	(1,100)	378	2,745	(2,367)
Ground leases	6,174	5,969	205	12,442	10,854	1,588

	$47,733	$42,718	$5,015	$95,003	$84,044	$10,959

          We do not expect substantial changes in rental income from our Same Space rental portfolio. Rather, we expect growth in overall portfolio rental income will result primarily from new properties we add to our rental portfolio over time.

          Rental revenue less operating costs increased $5.0 million for the three months ended June 30, 2002, as compared to the same period in 2001, primarily attributable to $5.1 million from the additions of buildings and $0.8 million and $0.2 million increases in revenue from Same Space and ground leases, respectively, partially offset by $1.1 million from properties sold.

          Rental revenue less operating costs increased $11.0 million for the six months ended June 30, 2002, as compared to the same period in 2001, primarily attributable to $9.5 million from the additions of buildings and $2.3 million and $1.6 million increases in revenue from Same Space and ground leases, respectively, partially offset by $2.4 million from properties sold.

     Equity in Earnings of Operating Joint Ventures

          Equity in earnings of operating joint ventures, net, decreased by $0.3 million for the three months ended June 30, 2002, over the same period in 2001, primarily because of lower occupancy rate in a hotel owned by a joint venture. Equity in earnings of operating joint ventures, net, for the six months ended June 30, 2002, approximated that of the same period of 2001 (See Variability in Results section).

     Property Sales

          Gain on property sales was $3.3 million and $3.5 million for the three and six months ended June 30, 2002, respectively, as compared to $8.4 million and $19.3 million for the three and six months ended June 30, 2001, respectively, summarized as follows (see additional property sales in Discontinued Operations, Net of Income Tax section):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2002	2001	Difference	2002	2001	Difference

	(In thousands)			(In thousands)
Building sales:
Sales proceeds	$7,508	$—	$7,508	$7,508	$9,925	$(2,417)
Cost of sales	(5,221)	—	(5,221)	(5,221)	(3,961)	(1,260)

Gain	2,287	—	2,287	2,287	5,964	(3,677)

Ground lease sales:
Sales proceeds	—	13,350	(13,350)	—	21,769	(21,769)
Cost of sales	(—)	(6,285)	6,285	(—)	(10,346)	10,346

Gain	—	7,065	(7,065)	—	11,423	(11,423)

Other sales:
Sales proceeds	1,566	3,629	(2,063)	2,019	5,128	(3,109)
Cost of sales	(539)	(2,295)	1,756	(801)	(3,263)	2,462

Gain	1,027	1,334	(307)	1,218	1,865	(647)

Total gain on property sales	$3,314	$8,399	$(5,085)	$3,505	$19,252	$(15,747)

          Property sales for the three and six months ended June 30, 2002, include the sale of a 130,000 square foot existing operating building, as the tenant exercised its purchase option.

          Property sales for the three months ended June 30, 2001, include the closings of 22.31 acres of ground leases. Property sales for the six months ended June 30, 2001, include the closings of 164.6 acres of ground leases and 134,000 square feet of existing operating properties.

          “Other sales” in the table above include the sales of ground leases that we had acquired in 1998 with the intent to sell. These sales totaled 344.5 acres and 453.5 acres for the three and six months ended June 30, 2002, respectively, as compared to 373.3 acres and 486.6 acres for the three and six months ended June 30, 2001, respectively.

     Selling, General and Administrative Expenses

          The $0.4 million increase in selling, general and administrative expenses for the three months ended June 30, 2002, is primarily due to a $0.1 million increase in leasing costs and a $0.2 million increase in employee-related expenses. The expenses for the six months ended June 30, 2002, approximated those for the same period in 2001.

     Other

          “Other” decreased by $0.8 million for the three months ended June 30, 2002, as compared to the same period in 2001, because of lower interest income from restricted cash generated by tax-deferred exchanges and from short-term investment accounts. “Other” increased by $6.5 million for the six months ended June 30, 2002, as compared to the same period in 2001, because of $7.3 million in lease buyout proceeds from a major tenant, partially offset by lower interest income from restricted cash generated by tax-deferred exchanges and from short-term investment accounts.

     Interest

          Interest expense was $18.9 million and $37.4 million for the three and six months ended June 30, 2002, respectively, as compared to $18.2 million and $37.2 million for the three and six months ended June 30, 2001, respectively. The increases are primarily because of new debt associated with and collateralized by the newly completed and retained buildings.

     Depreciation and Amortization Expense

          Depreciation and amortization expense increased by $2.7 million and $3.5 million for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. The increase for the three months ended June 30, 2002, is because of a $2.7 million increase from new buildings added to the portfolio between July 2001 and June 2002. The increase for the six months ended June 30, 2002, was because of a $3.2 million increase from new buildings added to the portfolio between July 2001 and June 2002 and a $0.3 million increase in amortization of lease commissions.

     Gain on Non-Strategic Asset Sales

          Gain on sales of non-strategic assets increased $5.7 million and $3.7 million for the three and six months ended June 30, 2002, respectively, as compared to the same periods of 2001, primarily because of higher sales of remaining desert property.

     Minority Interests

          In 1999, we formed a subsidiary real estate investment trust (“REIT”) for financing purposes and sold 10% of this subsidiary’s stock to minority investors. This subsidiary is consolidated for financial reporting purposes.

     Discontinued Operations, Net of Income Tax

          Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long Lived Assets”, which requires that all gains and losses from certain properties sold subsequent to January 1, 2002, and the operations of such properties be shown as discontinued operations (see Note 10 of the accompanying Condensed Consolidated Financial Statements for details).

          Discontinued operations sales for the three months ended June 30, 2002, include 265,000 square feet of operating properties. No significant ground lease sales occurred during the three months ended June 30, 2002. For the six months ended June 30, 2002, discontinued operations sales include of 3.1 acres of ground leases and 569,000 square feet of operating properties.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2002	2001	Difference	2002	2001	Difference

Sales:	(In thousands)			(In thousands)
Building sales:
Sales proceeds	$16,286	$—	$16,286	$22,147	$—	$22,147
Cost of sales	(3,657)	—	(3,657)	(4,885)	—	(4,885)

Gain	12,629	—	12,629	17,262	—	17,262

Gain, net of tax	7,550	—	7,550	10,320	—	10,320

Ground lease sales:
Sales proceeds	—	—	—	3,450	—	3,450
Cost of sales	—	—	—	(547)	—	(547)

Gain	—	—	—	2,903	—	2,903

Gain , net of tax	—	—	—	1,735	—	1,735

Loss from discontinued operations, net of tax	(80)	(100)	20	(136)	(194)	58

Total gain (loss) from discontinued operations, net of tax	$7,470	$(100)	$7,570	$11,919	$(194)	$12,113

Suburban-Commercial:

              The Suburban-Commercial segment acquires and develops suburban commercial business parks for our own account and the account of others. Net income consists primarily of sales gains from development properties sold. The following is a schedule of net income for the segment:

	Three Months Ended			Six Months Ended
	June 30 ,			June 30,
	2002	2001	Difference	2002	2001	Difference

	(In thousands)			(In thousands)
Property sales and fee services:
Sales revenue	$14,752	$11,634	$3,118	$40,990	$25,777	$15,213
Cost of sales	(12,481)	(5,928)	(6,553)	(36,216)	(15,099)	(21,117)

Total gain on property sales	2,271	5,706	(3,435)	4,774	10,678	(5,904)
Management and development fees	1,114	986	128	1,663	2,032	(369)
Selling, general and administrative expenses	(2,136)	(2,750)	614	(4,085)	(6,062)	1,977
Other	(295)	974	(1,269)	178	2,031	(1,853)

	954	4,916	(3,962)	2,530	8,679	(6,149)
Interest expense	—	(5)	5	—	(7)	7
Depreciation and amortization	(121)	(116)	(5)	(275)	(319)	44

Income before income taxes	833	4,795	(3,962)	2,255	8,353	(6,098)
Income taxes (see Income Taxes section)	(334)	(1,918)	1,584	(907)	(3,342)	2,435

Net income	$499	$2,877	$(2,378)	$1,348	$5,011	$(3,663)

     Property Sales

                 Gain on property sales was $2.3 million and $4.8 million for the three and six months ended June 30, 2002, respectively, as compared to $5.7 million and $10.7 million for the three and six months ended June 30, 2001, respectively, summarized as follows:

	Three Months Ended			Six Months Ended
	June 30 ,			June 30,
	2002	2001	Difference	2002	2001	Difference

	(In thousands)			(In thousands)
Building sales (build-to-suit):
Sales proceeds	$—	$—	$—	$—	$8,056	$(8,056)
Cost of sales	—	—	—	—	(6,649)	6,649

Gain	—	—	—	—	1,407	(1,407)

Land sales:
Sales proceeds	14,364	11,634	2,730	40,602	17,721	22,881
Cost of sales	(12,140)	(5,928)	(6,212)	(35,875)	(8,450)	(27,425)

Gain	2,224	5,706	(3,482)	4,727	9,271	(4,544)

Other sales:
Sales proceeds	388	—	388	388	—	388
Cost of sales	(341)	(—)	(341)	(341)	(—)	(341)

Gain	47	—	47	47	—	47

Total gain on property sales	$2,271	$5,706	$(3,435)	$4,774	$10,678	$(5,904)

     The decreases in gain from land sales for the three and six month periods ended June 30, 2002, as compared to the same periods in 2001, were primarily attributable to lower sales volume and margins.

     For the three months ended June 30, 2002, commercial sales include the closings of improved land capable of supporting 1.3 million square feet of commercial development, as compared to closings of improved land capable of supporting 0.8 million square feet of commercial development for the three months ended June 30, 2001. There were no build-to-suit sales during the three months ended June 30, 2002 and 2001.

     For the six months ended June 30, 2002, commercial sales include the closings of improved land capable of supporting 3.3 million square feet of commercial development, as compared to closings of improved land capable of supporting 1.0 million square feet of commercial development for the six months ended June 30, 2001. No build-to-suit sales occurred during the six months ended June 30, 2002, as compared to the closing of the sale of 153,000 square feet of built-to-suit in the same period of 2001 (see Variability in Results section).

     Management and Development Fees

          Management and development fees for the three months ended June 30, 2002, approximated that of the same period in 2001. Management and development fees decreased by $0.4 million for the six months ended June 30, 2002, primarily because of the development and management fees related to a construction management contract with a ground lease lessee, partially offset by the management fees related to a build-to-suit construction management contract and the loan guarantee fees related to an investment in an unconsolidated joint venture (see Notes 8 and 9 of the accompanying Consolidated Financial Statements for details).

     Selling, General and Administrative Expenses

          Selling, general and administrative expenses decreased by $0.6 million and $2.0 million for the three and six months ended June 30, 2002, respectively, primarily due to decreases in employee-related expenses and expenses incurred in 2001 on investment transactions that did not materialize.

          Other

          “Other” income decreased by $1.3 million and $1.9 million for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001, primarily because of $0.9 million and $1.2 million higher real estate taxes and $0.2 million and $0.4 million lower interest income from restricted cash generated by tax-deferred exchanges, respectively.

     Interest

          Following is a summary of interest:

	Three Months Ended			Six Months Ended
	June 30 ,			June 30,
	2002	2001	Difference	2002	2001	Difference

	(In thousands)			(In thousands)
Total interest incurred	$747	$1,480	$(733)	$1,729	$2,501	$(772)
Interest capitalized	(747)	(1,475)	728	(1,729)	(2,494)	765

Interest expensed	$—	$5	$(5)	$—	$7	$(7)

          The decrease in interest incurred and capitalized interest for the three and six months ended June 30, 2002, was the result of lower interest rates (see Interest (contra-expense) in Corporate segment).

Suburban-Residential:

          The Suburban-Residential segment acquires and develops land primarily for single-family residential property, via direct investment or through joint ventures, and sells finished lots to homebuilders. This segment also owns interest in a joint venture that develops senior housing. The following is a schedule of net income for the segment:

	Three Months Ended			Six Months Ended
	June 30 ,			June 30,
	2002	2001	Difference	2002	2001	Difference

	(In thousands)			(In thousands)
Property sales and fee services:
Sales revenue	$20,172	$12,566	$7,606	$48,175	$26,576	$21,599
Cost of sales	(9,760)	(7,510)	(2,250)	(24,498)	(18,467)	(6,031)

Gain on property sales	10,412	5,056	5,356	23,677	8,109	15,568
Equity in earnings of development joint ventures, net	9,597	681	8,916	17,557	8,476	9,081

Total gain on property sales	20,009	5,737	14,272	41,234	16,585	24,649
Management and development fees	169	388	(219)	455	439	16
Selling, general and administrative expenses	(1,598)	(2,869)	1,271	(5,766)	(6,523)	757
Other	1,737	(1,242)	2,979	3,162	(1,720)	4,882

	20,317	2,014	18,303	39,085	8,781	30,304
Depreciation and amortization	(36)	(60)	24	(73)	(120)	47
Minority interests	—	(237)	237	—	(504)	504

Income before income taxes	20,281	1,717	18,564	39,012	8,157	30,855
Income taxes (see Income Taxes section)	(8,154)	(688)	(7,466)	(15,688)	(3,264)	(12,424)

Net income	$12,127	$1,029	$11,098	$23,324	$4,893	$18,431

Property Sales

          The $10.4 million gain on property sales for the three months ended June 30, 2002, included $10.3 million from the closings of 133 lots, compared to the $5.1 million gain from closings of 117 lots and 7 homes during the same period in 2001. The gain on property sales of $23.7 million for the six months ended June 30, 2002, included $22.1 million from the closings of 271 lots, as compared to the $8.1 million gain from closings of 227 lots and 55 homes during the same period in 2001. In addition, the gain also included $0.6 million and $2.1 million for the three and six months ended June 30, 2002, respectively, of our portion of profit participation related to certain properties that were sold in the prior year.

Equity in Earnings of Development Joint Ventures, Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2002	2001	Difference	2002	2001	Difference

	(In thousands)			(In thousands)
Sales proceeds-unconsolidated JVs	$64,347	$43,134	$21,213	$134,839	$96,403	$38,436
Cost of sales	(45,672)	(40,827)	(4,845)	(91,047)	(90,367)	(680)

Gain	18,675	2,307	16,368	43,792	6,036	37,756
Joint Venture partners interest	(9,078)	(1,626)	(7,452)	(26,235)	2,440	(28,675)

Equity in earnings of development joint
ventures, net	$9,597	$681	$8,916	$17,557	$8,476	$9,081

       Equity in earnings of development joint ventures, net, increased $8.9 million and $9.1 million for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. The increase of $8.9 million for the three months ended June 30, 2002, was attributable to the increase in sales volume from the closing of 466 lots and 21 homes, compared to the closing of 28 lots and 67 homes for the three months ended June 30, 2001.

       The increase of $9.1 million for the six months ended June 30, 2002, was attributable to the increase in sales volume from the closing of 1,512 lots and 32 homes compared to the closing of 153 lots and 132 homes for the six months ended June 30, 2001. The increase was partially offset by the decrease of $6.2 million from the sale of our interest in a joint venture managed by Brookfield Homes of California, Inc. in 2001 (see Variability in Results and Segment Reorganization sections).

    Selling, General and Administrative Expenses

       Selling, general and administrative expenses decreased $1.3 million and $0.8 million for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001, primarily due to employee-related expenses. We anticipate the decline in selling, general and administrative expenses will continue (see Segment Reorganization section).

    Other

       “Other” income increased $3.0 million and $4.9 million for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001, because of $1.5 million and $2.5 million, respectively, of expenses related to cost overruns on a fixed price contract for a development project in 2001 and an increase in interest income of $1.0 million and $1.9 million, respectively, attributable to higher short-term investments.

    Minority Interest

       Minority interest for the three and six months ended June 30, 2002, decreased $0.2 million and $0.5 million, respectively, primarily because of the sale in 2001 of a 190-home site in Oxnard, California, by a consolidated joint venture.

    Segment Reorganization

       In mid-2001, we sold the homebuilding assets of the residential group, and at the beginning of 2002 the remaining residential development operations of the company were combined with the Suburban development group. Additionally, a number of residential sales were accelerated into the first two quarters of this year in order to take advantage of strong markets in certain projects. As a result of these events, future net income generated by residential activities are expected to decline significantly in future periods.

Urban:

       The Urban segment entitles and develops urban mixed-use sites in San Francisco, Los Angeles, and San Diego. The principal active project of the segment is Mission Bay in San Francisco. The following is a schedule of net income for the segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001	Difference	2002	2001	Difference

	(In thousands)			(In thousands)
Property sales and fee services:
Sales revenue	$—	$26,787	$(26,787)	$—	$36,687	$(36,687)
Cost of sales	—	(19,806)	19,806	—	(25,739)	25,739

Total gain on property sales	—	6,981	(6,981)	—	10,948	(10,948)
Management and development fees	455	—	455	727	71	656
Selling, general and administrative expenses	(1,822)	(1,141)	(681)	(3,419)	(2,418)	(1,001)
Other	73	229	(156)	144	3,699	(3,555)

	(1,294)	6,069	(7,363)	(2,548)	12,300	(14,848)
Interest expense	5	(76)	81	—	(56)	56
Depreciation and amortization	(226)	(597)	371	(469)	(1,009)	540

Income (loss) before income taxes	(1,515)	5,396	(6,911)	(3,017)	11,235	(14,252)
Income (taxes) benefit (see Income Taxes
section)	609	(2,160)	2,769	1,213	(4,496)	5,709

Net income (loss)	$(906)	$3,236	$(4,142)	$(1,804)	$6,739	$(8,543)

   Property Sales

       The 2001 gains resulted from land sales of approximately 2.4 acres and 3.7 acres of land at Mission Bay, and San Diego, respectively. There were no land sales for the three and six months ended June 30, 2002 (See Variability in Results section).

   Management and Development Fees

       Management and development fees increased $0.5 million and $0.7 million for the three and six months ended June 30, 2002, primarily because of development management activities commenced in September 2001 related to a new joint venture development at Mission Bay.

   Selling, General and Administrative Expenses

       The increase of $0.7 million and $1.0 million for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001, was primarily attributable to employee-related expenses.

   Other

       The $0.2 million decrease in “other” for the three months ended June 30, 2002, was primarily due to decrease in interest income earned from short-term investments accounts. The $3.6 million decrease in “other” for the six months ended June 30, 2002, was primarily because the receipt of a lease termination payment related to the cancellation of a lease at the Mission Bay project in 2001.

   Interest

       Following is a summary of interest incurred:

	Three Months Ended June 30,			Three Months Ended June 30,
	2002	2001	Difference	2002	2001	Difference

	(In thousands)			(In thousands)
Total interest incurred	$702	$668	$34	$1,147	$920	$227
Interest capitalized	(707)	(592)	(115)	(1,147)	(864)	(283)

Interest expensed	$(5)	$76	$(81)	$—	$56	$(56)

       The increase in interest incurred and capitalized interest for the three and six months ended June 30, 2002, is the result of increased development activities at our Mission Bay project in San Francisco [see Interest (contra-expense) in Corporate segment].

    Depreciation and Amortization Expense

        Depreciation and amortization expense decreased by $0.4 million and $0.5 million for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001, because of demolished buildings in Mission Bay and San Diego were removed from service for development purposes.

Corporate:

            Corporate consists primarily of administrative costs and interest contra-expense as shown in the following schedule:

	Three Months Ended			Six Months Ended
	June 30,			June 30
	2002	2001	Difference 2002/2001	2002	2001	Difference 2002/2001

	(In thousands)			(In thousands)
Interest (contra-expense)	$4,949	$3,617	$1,332	$10,900	$8,291	$2,609
Cost of sales	(1,586)	(349)	(1,237)	(2,449)	(349)	(2,100)
Corporate administrative costs	(4,362)	(5,062)	700	(8,464)	(10,607)	2,143
Depreciation and amortization	(373)	(527)	154	(887)	(919)	32
Other	(297)	2,479	(2,776)	(230)	6,706	(6,936)

Income (loss) before income taxes	(1,669)	158	(1,827)	(1,130)	3,122	(4,252)
Income (taxes) benefit	671	(63)	734	454	(1,249)	1,703

Net income (loss)	$(998)	$95	$(1,093)	$(676)	$1,873	$(2,549)

    Interest (contra-expense)

            Corporate interest (contra-expense) represents required capitalized interest, on qualifying assets in the Suburban and Urban segments, in excess of interest directly incurred by these segments. As these qualifying assets are sold, the corresponding capitalized interest is reflected as cost of sales in the Corporate segment. Or, for those assets transferred to Asset Management, as the assets are placed in service the corresponding interest capitalized is added to the cost basis of the asset and depreciated over the life of the building. The increase in interest (contra expense) for the three and six months ended June 30, 2002, is primarily because of the increase in qualifying assets in the operating segments.

    Cost of Sales

            As noted above, as the qualifying assets from other segments are sold, the corresponding capitalized interest is reflected as cost of sales. For the three and six months ended June 30, 2002, cost of sales were $1.6 million and $2.4 million, respectively, as compared to $0.3 million for the three and six months ended June 30, 2001. The increases were attributable to unit sales from the Residential segment.

    Corporate Administrative Costs

            Corporate administrative costs consist primarily of general and administrative expenses. General and administrative expenses decreased by $0.7 million and $2.1 million for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001, primarily due to decreases in employee related expenses and professional fees.

    Other

            The decrease in “other” income for the three and six months ended June 30, 2002, is primarily attributable to lower interest income generated from a lower cash balance and lower interest rates on short-term investments.

   Income taxes

       Currently for 2002, our projected current tax rate is 17.47% and deferred tax rate is 22.55% as compared to 8.49% and 31.53%, respectively, for 2001. Current tax rates increased in the second quarter of 2002, compared to the second quarter of 2001, primarily due to decreased employee stock option exercises in 2002, timing differences related to residential land and building sales, and reduced tax deductible interest expense (due to lower interest rates) paid to a closely held mortgage real estate investment trust. The current tax rate is projected to increase in future periods.

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

       The variability of the timing of property sales, as noted above, has resulted in realization of a high level of gain from sales activity in the first and second quarter of 2002. It is expected that a similar high level of gains from sales will not occur in the third and fourth quarters of this year. Consequently, third and fourth quarter 2002 Net Income and Earnings Per Share will be lower than those reported in the first and second quarter.

Liquidity and Capital Resources

Off-balance sheet arrangements, contractual obligations, and commitments

       We have the following off-balance sheet arrangements, contractual obligations, and commitments, which are disclosed in various sections of the Condensed Consolidated Financial Statements, Notes to Condensed Consolidated Financial Statements, and elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. They exist in the following areas:

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

       We are required to make additional capital contributions to one of the unconsolidated joint ventures should additional capital contributions be necessary to fund cost overruns if actual development costs exceed the approved project development budget. The development budget is approximately $252.5 million, of which $165 million is anticipated to be funded from construction loan proceeds, $62.5 million from our partners and the remaining $25 million from us. We are currently negotiating the $165 million loan. As of June 30, 2002, no additional capital contribution is expected to be necessary.

       As of June 30, 2002, we have also agreed with another of our unconsolidated joint ventures to fund up to $5.7 million for certain construction costs, if necessary.

    Debt and debt service guarantees

       We have made certain debt service guarantees with four of our unconsolidated joint ventures totaling $51.6 million. Of the total guarantees, $34.1 million relates to three unconsolidated residential development joint ventures, and $17.5 million relates to an unconsolidated commercial development joint venture. These debt service guarantees are typical business arrangements commonly required of developers in real estate development. Examples of events that would require us to provide a cash payment pursuant to a guarantee include a loan default, which would result from failure of the primary borrower to service the debt when due, or non-compliance of the primary borrower with financial covenants and inadequacy of asset collateral. Our guarantee exposure is generally limited to situations in which the value of the collateral is not sufficient to satisfy the outstanding indebtedness. At June 30, 2002, we have not been required to satisfy any amounts pursuant to these debt and debt service guarantees.

    Surety bonds, standby letters of credit and commitments

       As of June 30, 2002, we have $295.0 million in surety bonds, outstanding standby letters of credit in favor of local municipalities or financial institutions and commitments to guarantee the construction of real property improvements or financial obligations. Surety bonds and commitments are to guarantee the construction of public improvements, and infrastructure such as sewer, streets, traffic signals, grading, and wildlife preservations, in connection with our various development projects. Surety bonds are commonly required by public agencies from developers in real estate development. The surety bonds and standby letters of credit are renewable and expire upon completion of the required improvements. Standby letters of credit are a form of credit enhancement commonly required in real estate development when bonds are issued to finance public improvements.

   Executed contracts for construction and development activity

       At June 30, 2002, we have open construction and development contracts with vendors totaling $139.4 million related to our various projects, as compared to $273.3 million at December 31, 2001.

       The following table summarizes our outstanding contractual obligations as of June 30, 2002, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period

Contractual			Due within	Due in	Due in	Due
Obligations	Total		2002	2003-2005	2006-2007	Thereafter

				(In thousands)

Mortgage and Other Debt	$1,387,271	(1)	$143,149	$328,847	$202,016	$713,259
Operating Leases	8,137		1,297	6,387	228	225
Construction Contracts	139,399		118,365	21,034	—	—

Total Contractual Obligations	$1,534,807		$262,811	$356,268	$202,244	$713,484

(1)Includes approximately $1.9 million of mortgage notes associated with assets held for sale that is presented as “Liabilities associated with assets held for sale” on our condensed consolidated balance sheet.

       The following table summarizes our outstanding commitments as of June 30, 2002, and the effect such commitments may have on liquidity and cash flow in future periods:

		Amount of Commitment Expiration Per Period

	Total Amounts	Due within	Due in	Due in	Due
Commitments	Committed	2002	2003-2005	2006-2007	Thereafter

		(In thousands)

Standby Letters of Credit, Surety Bonds and Commitments	$295,049	$96,251	$198,788	$10	$—
Debt Guarantees	51,559	51,559	—	—	—

Total Commitments	$346,608	$147,810	$198,788	$10	$—

Cash flows from operating activities

       Cash provided by operating activities reflected in the statement of cash flows for the six months ended June 30, 2002 and 2001, was $158.7 million and $249.0 million, respectively. The decrease of $90.3 million was primarily attributed to the following: (1) a decrease of $92.6 million in deferred credits and other liabilities, primarily due to the receipt of a $104.8 million prepayment of rent associated with a 34-year ground lease, partially offset by a decrease of $4.3 million in security deposits for the six months ended June 30, 2001, and a decrease of $4.5 million in rents received in advance in 2002, (2) a decrease of $38.0 million in operating assets and liabilities due to a decrease in accounts payable and an increase in prepaid expenses such as lease commissions, insurance, and property taxes, (3) a decrease of $9.5 million due to the $14.2 million deferred gain recognized during the six months ended June 30, 2002, as compared to the $4.7 million deferred gain recognized during the same period in 2001, on prior sales, (4) a decrease of $7.5 million in equity in joint ventures, (5) a decrease of $7.5 million in gain on sales of investment property, and (6) a decrease of $2.0 million due to higher capital expenditures for development properties offset by (7) an increase of $16.7 million in net income which was primarily due to higher net rental operating income, higher management and development fees, lower interest expense, and lower administrative costs, partially offset by lower proceeds from property sales, (8) an increase of $41.8 million from higher operating distributions from joint ventures, and (9) an increase of $8.3 million from other which primarily resulted from the deferred taxes from discontinued operations.

Cash flows from investing activities

       Net cash used in investing activities reflected in the statement of cash flows for the six months ended June 30, 2002 and 2001, was $212.1 million and $143.7 million, respectively. The increase of $68.4 million was attributed to the following: (1) an increase of $33.3 million was due to higher capital expenditures for investment properties in 2002, (2) an increase of $30.4 million due to the reimbursable predevelopment and infrastructure costs incurred at Mission Bay during the six months ended June 30, 2002, and (3) an increase of $9.1 million due to a capital contribution made to one of our unconsolidated joint ventures in 2002, partially offset by (4) a decrease of $4.0 million due to higher proceeds from the sale of investment properties, and (5) a decrease of $0.4 million due to lower restricted cash as of June 30, 2002.

       Capital expenditures reflected in the statement of cash flows include the following:

	Six Months Ended
	June 30,
	2002	2001

	(In thousands)
Capital Expenditures from Operating Activities(1)
Capital expenditures for development properties	$2,728	$—
Predevelopment	2,661	3,972
Infrastructure and other	12,594	6,694
Residential property acquisitions	7,139	—
Other property acquisitions	526	13,000
Capitalized interest and property tax	423	366

Capital expenditures in cash flows for operating activities	26,071	24,032
Seller-financed acquisitions	—	10,000

Total capital expenditures in operating activities	26,071	34,032

Capital Expenditures from Investing Activities(2)
Construction and building improvements	107,953	73,454
Predevelopment	6,632	24,346
Infrastructure and other	22,388	28,207
Commercial property acquisitions	23,834	5,069
Tenant improvements	2,671	1,244
Capitalized interest and property tax	15,515	13,392

Capital expenditures for investment properties	178,993	145,712
Reimbursable construction costs	30,382	—
Contribution to joint ventures	9,180	—

Total capital expenditures in investing activities	218,555	145,712

Total capital expenditures(3)	$244,626	$179,744

(1)	This category includes capital expenditures for properties we intend to build to sell.
(2)	This category includes capital expenditures for properties we intend to hold for our own account
(3)	Total capital expenditures include capitalized general and administrative expenses of $8.4 million and $11.8 million for the six months ended June 30, 2002 and 2001, respectively.

       Capital expenditures for development properties—This item relates to the development of residential and commercial for-sale development properties. The increase is primarily because of the increase in urban development activities for properties that we intend to build to sell (see discussion at Construction and building improvements).

       Property acquisitions—For the six months ended June 30, 2002, we invested approximately $31.5 million in property acquisitions: $16.5 million for the acquisition of two commercial buildings, which added approximately 488,000 square feet to our income producing portfolio; $7.9 million for the acquisition of commercial land, which added 2.4 million square feet of potential development; and $7.1 million for the acquisition of land capable of supporting an estimated 2,149 residential units.

       Capitalized interest and property taxes—This item represents interest and property taxes capitalized as part of our development projects. The increase resulted from an increase in our construction activity primarily from our urban and commercial development projects as discussed under Construction and building improvements.

       Construction and building improvements—This item relates primarily to development of new properties held for lease. This development activity is summarized below (in square feet):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

	(In thousands)		(In thousands)
Commercial Development

Wholly owned:
Under construction, beginning of period	6,156	2,997	6,143	3,474
Construction starts	330	100	582	374
Completed—retained in portfolio	(3,559)	(514)	(3,798)	(1,112)
Completed—design/build or sold	—	—	—	(153)

Subtotal under construction, end of period	2,927	2,583	2,927	2,583

Joint Venture Projects:
Under construction, beginning of period	—	—	—	—
Construction starts	305	—	305	—

Subtotal under construction, end of period	305	—	305	—

Total commercial development construction	3,232	2,583	3,232	2,583

Urban Development

Wholly owned:
Under construction, beginning of period(1)	361	—	361	—
Construction starts	—	—	—	—

Subtotal under construction, end of period	361	—	361	—

Joint Venture Projects:
Under construction, beginning of period	695	—	695	—
Construction starts	—	—	—	—

Subtotal under construction, end of period	695	—	695	—

Total urban development construction	1,056	—	1,056	—

Total under construction, end of period	4,288	2,583	4,288	2,583

(1)	Includes approximately 45,000 square feet of residential units, which we intend to sell; excludes approximately 280,000 square feet of commercial space on which construction was started but stopped during 2001.

       Predevelopment—This item relates to amounts incurred for our urban and commercial development projects, primarily the Mission Bay project in San Francisco, California, and the Santa Fe Depot project in San Diego, California. The decrease is primarily related to Mission Bay, where $9.5 million of predevelopment cost incurred in connection with that project is reimbursable, as discussed in Reimbursable construction costs below. The decrease is also attributable to the increase in our development activities for our Urban segment’s projects at Mission Bay (see Construction and building improvements for details).

       Infrastructure and other—This item primarily represents infrastructure costs incurred in connection with our urban and commercial projects. Infrastructure costs relate primarily to the projects at Woodridge, Illinois; Denver, Colorado; Ontario, California; Fremont, California; and Mission Bay, San Francisco, California. For the six months ended June 30, 2002, approximately $20.9 million of infrastructure and other costs incurred at Mission Bay are reimbursable, as discussed in Reimbursable construction costs below.

       Reimbursable construction costs—For the six months ended June 30, 2002, approximately $30.4 million of total predevelopment, and infrastructure cost incurred are reimbursable, pursuant to various Community Facility District Bonds issued in 2001 (see Note 8 of the accompanying Condensed Consolidated Financial Statements for details).

    Cash flows from financing activities

       Net cash provided by financing activities reflected in the statement of cash flows for the six months ended June 30, 2002 and 2001, was $45.1 million and $5.1 million, respectively. The increase of $40.0 million in 2002 was attributed to the following: (1) an increase of $108.8 million due to no treasury stock purchases during the six months ended June 30, 2002, as compared to $108.8 million expended for the purchase of 6,436,300 shares of our treasury stock under the share repurchase program during the same period in 2001, (2) an increase of $3.8 million due to higher proceeds from the issuance of common stock attributable to the exercise of stock options, (3) and an increase of $0.3 million due to lower distributions to our minority partners, partially offset by (4) a decrease of $72.9 million primarily attributable to lower net borrowings.

    Capital commitments

       As of June 30, 2002, we had outstanding standby letters of credit, surety bonds and commitments in the amount of $295.0 million to guarantee performance on real property improvements or financial obligations.

       As of June 30, 2002, we had approximately $139.4 million in total contractual obligations for capital expenditures to vendors. These commitments are primarily contracts to construct commercial, residential, and urban development projects, predevelopment costs, and re-leasing costs.

       As a partner in certain joint ventures, we have made certain debt guarantees totaling $51.6 million at June 30, 2002 (see Note 8 of the accompanying Condensed Consolidated Financial Statements).

    Cash balances, available borrowings, and capital resources

       As of June 30, 2002, we had total cash of $240.5 million, of which $26.2 million is restricted cash. In addition to the $240.5 million cash, we had $82.4 million in borrowing capacity under our commercial construction facilities and $3.0 million in additional borrowing capacity under our floating interest rate mortgage loans, both available upon satisfaction of certain conditions. In July 2002, the $3.0 million available under our floating interest rate mortgage loans was funded.

       Our short-term and long-term liquidity and capital resources requirements will be provided primarily from four sources: (1) cash on hand, (2) ongoing income from our rental portfolio, (3) proceeds from sales of developed properties, land and non-strategic assets, and (4) additional debt. As noted above, existing construction loan facilities are available for meeting certain short-term liquidity requirements. Our ability to meet our mid- and long-term capital requirements is dependent upon the ability to obtain additional financing for new construction, completed buildings, acquisitions, and currently unencumbered properties. There is no assurance that we can obtain this financing or obtain this financing on favorable terms.

       Stock Repurchases—From October 1999 through July 2001, our Board of Directors authorized five separate stock repurchase programs; each had a limit of $50 million. Share purchases under these programs were made on the open market. We purchased a total of 13,047,097 shares at a total cost of $218.0 million under these programs. The remaining $32.0 million authorized expired or was terminated.

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

       Debt covenants—Four of our credit agreements, totaling $148.0 million, contain corporate financial covenants including a minimum debt service coverage ratio of 1.6 to 1, a maximum leverage ratio of 60%, and a minimum tangible net worth of $408.6 million (subject to adjustment for stock buybacks), all terms as defined in those credit agreements. As of or for the period ending June 30, 2002, the actual results, were 1.91; 53.2%; and $510.0 million, respectively. Our performance against these covenants is measured on a quarterly basis, with debt service coverage being measured on a four-quarter trailing basis. In the event we were to breach any of these covenants and were unable to negotiate satisfactory waivers or amendments, our lenders in these credit facilities could declare amounts outstanding due and payable. We are currently negotiating a $165 million construction loan that will likely have similar covenants.

       Bonds—In June 2001, $101 million of Community Facility District bonds were sold to finance public infrastructure improvements at Mission Bay in San Francisco and Pacific Commons in Fremont, California. These bonds have a series of maturities up to thirty years. Bonds totaling $71 million were issued for Mission Bay, of which $17 million have a floating rate of interest initially set at 2.85% and currently at 1.25%, with the remaining $54 million at a fixed rate of 6.02%. We provided a letter of credit totaling $17 million in support of the floating rate bond issued for Mission Bay. At Pacific Commons, $30 million of bonds were issued and have a weighted average fixed interest rate of 6.2%.

       At June 30, 2002, for Mission Bay, $2.4 million of the $17 million floating rate bonds and $10.9 million of the $54 million fixed rate bonds were used to reimburse costs we incurred on behalf of the district. For Pacific Commons, approximately $6.3 million of the bonds were used to reimburse costs we incurred on the district’s behalf as of June 30, 2002. As of June 30, 2002, we have incurred costs of $53.8 million for Mission Bay and $2.8 million for Pacific Commons that have not been reimbursed (see Note 8 of the accompanying Condensed Consolidated Financial Statement for details).

       During the second quarter of 2002, we recorded a $35.3 million revenue bond with an estimated weighted average variable interest rate of 3.5% and with a series of maturities up to twenty years. Bond payments will be made from anticipated retail sales tax revenue, real estate taxes, and miscellaneous fees generated from property currently owned by one of our unconsolidated joint venture investments.

       Insurance—Changes in the insurance industry over the last year have caused the availability of certain types of coverage to decrease and the cost of available coverage to increase. In renewing our policies in the last year, we were able to essentially obtain all of our historical levels and types of insurance (although at a higher cost and in certain instances, a higher deductible level and/or more restrictive conditions), except; (1) earthquake coverage, where we were able to place approximately 65% of the previous $100 million coverage limit, and (2) liability coverage for our residential business, which now has a higher deductible and a much lower policy limit. There can be no assurance that significant losses in excess of insurance proceeds will not occur.

       Although certain of our policies provide for 'terrorism' coverage, the expected exclusion from all future policy renewals could have an adverse effect on our ability to obtain or maintain financing.

       Tax Audit—In 2002, the State of California Franchise Tax Board (“FTB”) began auditing two of our joint ventures for the years 1999 and 2000. Both audits are in process and no audit adjustments have been proposed. In early July, the FTB notified us that it will audit the Company’s tax returns for the years 1999 and 2000. The audit has not yet commenced. The last state audit of our tax returns was in 1991. Any adjustments as a result of these audits could result in additional tax payments.

Related party transactions

       In 2001, we formed Third and King Investors, LLC, an unconsolidated joint venture. The joint venture is building a large mixed-use project at Mission Bay in San Francisco, California, consisting of approximately 595 apartments, 127,000 square feet of commercial space, and 945 parking stalls. As part of the transaction, a subsidiary entered into a 99-year ground lease with the venture, and we recognized $0.9 million and $1.8 million in rental income from this ground lease for the three and six months ended June 30, 2002. The joint venture is currently seeking a $165 million construction loan for the project. We have also agreed with the venture to fund, on a pro-rata basis, the balance of equity capital required and certain cost overruns, if actual construction costs exceed the guaranteed maximum price as set forth in the construction contract.

       We also provide development and management services and loan guarantees to several of our unconsolidated joint venture investments. Fees earned, including loan guarantee fees, were $0.8 million and $1.1 million for the three and six months ended June 30, 2002.

       We have a $4.5 million note receivable from an unconsolidated joint venture for project costs plus accrued interest at 9.0%. This note is collateralized by property owned by the venture and matures in October 2028. We also have entered into various lease agreements with this unconsolidated joint venture. We incurred rent expense of $34,000 in each of the three-month periods ended June 30, 2002 and 2001, and $68,000 for the six months ended June 30, 2002 and 2001; this lease will expire in November 2011.

       As lessor, we entered into a ground lease, which will expire in August 2054. We recognized rental income of $0.1 million in each of the three-month periods ended June 30, 2002 and 2001, and $0.2 million for each of the six-month periods ended June 30, 2002 and 2001; and recorded a $1.6 million receivable associated with this lease. The venture’s current projection reflects approximately $0.4 million available funds, per year, from its operations to pay down our receivables.

Trading

       Our executives from time to time in the future may enter into so-called “Rule 10b5-1 Plans.” Under an appropriate Rule 10b5-1 Plan, an executive may instruct a third party, such as a brokerage firm, to engage in specified securities transactions in the future based on a formula without further action by the executive, provided that the plan satisfies the legal requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 as amended.

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

       These forward-looking statements are subject to risks and uncertainties that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by these statements. In particular, among the factors that could cause actual results to differ materially are:

•	Changes in the real estate market or in general economic conditions in the areas in which we own property, including the possibility of a worsening economic slowdown or recession. Such changes may result in higher vacancy rates for commercial property and lower prevailing rents, lower sales prices or slower sales, lower absorption rates, more tenant defaults and bankruptcies, and the like
•	Product and geographical concentration
•	Competition in the real estate industry
•	Unavailability of financing to meet our capital needs, the variablity of interest rates, and our inability to use our collateral to secure loans
•	Changes in insurance markets, including the increased cost or unavailability of particular insurance products
•	Exposure of our assets to damage from natural occurrences such as earthquakes, and weather conditions that affect the progress of construction
•	Delay in receipt of or denial of government approvals and entitlements for development projects, other political and discretionary government decisions affecting the use of or access to land, or legal challenges to the issuance of approvals or entitlements
•	Changes in the management team
•	Changes in income taxes due because of audit adjustments required by Federal and State income tax authorities, and changes in tax laws and other circumstances that affect our ability to control the timing and recognition of deferred tax liabilities
•	Liability for environmental remediation at properties owned, managed, or formerly owned or managed by us, our subsidiaries, or the predecessors of either, and changes in environmental laws and regulations
•	Failure to reach agreement with third parties on definitive terms or failure to close transactions, and failure or inability of third parties to perform their obligations under agreements, including tenants under lease or other agreements with us
•	Availability of properties for future development
•	Increases in the cost of land and building materials
•	Limitations on or challenges to title to our properties
•	Risks related to the performance, interests, and financial strength of the co-owners of our joint venture projects, such as the need to satisfy debt service guaranties upon a default by one of our CO-owners
•	Changes in policies and practices of organized labor groups who may work on our projects

•	Issues arising from shortages in electrical power to us or to our customers, or higher prices for power, which could affect our ability to rent or sell properties, the ability of tenants or buyers to pay for our properties or for the use of our properties, or our ability to conduct our business
•	Other risks inherent in the real estate business

Item 3. Quantitative and Qualitative Disclosures about Market Risk

       Our primary market risk exposure is interest rate risk. The majority of our financial instruments are not considered market risk sensitive instruments as they are not subject to foreign exchange rate risk or commodity price risk. At June 30, 2002, we did not have any outstanding interest-protection contracts. We intend to continuously and actively monitor and manage interest costs on our variable rate debt and may enter into interest rate-protection contracts based on market fluctuations.

       As of June 30, 2002, approximately 72% of our debt bore interest at fixed rates with a weighted average coupon rate of approximately 6.6%, which approximates market, and had a weighted average maturity of approximately 7.6 years. The remainder of our debt bears interest at variable rates with a weighted average maturity of approximately 1.9 years and a weighted average coupon rate of approximately 4.19% as of June 30, 2002. To the extent that we incur additional variable rate indebtedness, our exposure to increases in interest rates would increase. If coupon interest rates increased 100 basis points (1%), the annual effect on our financial position and cash flow would be approximately $1.4 million, based on the outstanding balance of our floating rate debt net of cash investments on June 30, 2002. Therefore, unless there were a drastic decrease in interest rates, the fair value of our fixed-rate debt would not be adversely affected. We believe, however, that moderate increases in interest expense as a result of inflation will not significantly affect our financial position, results of operations, or cash flow.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

       Other than routine proceedings incidental to their business, neither the Company nor any of its subsidiaries is a party to, nor is their property subject of, any material pending legal proceeding, except as provided below.

       The Company owns approximately 47 acres located in the Westchester-Playa Del Rey area of Los Angeles, California, adjacent to the Pacific Ocean and Ballona Wetlands (“West Bluffs”), which are fully entitled for the development of 114 single-family homes and subject to two legal actions. On October 6, 2000, a lawsuit (the “Coastal Act Lawsuit”) was filed by the Sierra Club et al. against the Coastal Commission and the Company as a real party in interest in San Francisco Superior Court challenging approvals of the Coastal Commission for the development of the project. This suit was subsequently consolidated with an additional suit filed on February 9, 2001. On December 13, 2000, the trial court denied petitioner’s request for a preliminary injunction. On January 11, 2001, petitioners appealed the trial court’s ruling, which resulted in the Court of Appeal enjoining any construction activity in the portion of the project within the coastal zone. This stay was dissolved on October 10, 2001, when the case was remanded to the trial court. On June 7, 2002, the trial court ruled in favor of the Company on the merits denying the petitioner’s request for writ of mandate and for injunction. The petitioners subsequently filed a motion to stay construction in the coastal zone pending petitioner’s filing of an appeal of the trial court’s decision, which was granted on August 13, 2002. The Company currently anticipates that the petitioners will file an appeal and, if filed, a decision on the appeal may be rendered in late 2003 or early 2004.

       On October 26, 2000, the Coalition for Concerned Communities, Inc. et al. filed a lawsuit (“CEQA Lawsuit”) against the Company and The City of Los Angeles in the Los Angeles Superior Court alleging land use and California Environmental Quality Act violations. On January 18, 2001, the trial court denied the petition, on the merits, which was appealed by the petitioners on March 23, 2001. All appellate briefs have been filed, and the Company anticipates that the Court of Appeal will hear oral arguments during the fourth quarter of 2002. On July 15, 2002, the petitioners filed a motion in the Court of Appeal to stop the development of the West Bluffs project, which was denied by the Court on July 30, 2002.

       The litigation process will delay the previously planned start of infrastructure construction, and the Company is unable to predict the length of such delay at this time. The Company does not believe that the litigation process will permanently prevent the Company from completing the West Bluffs project; however, there can be no assurance in that regard or that further delays will not result.

       On March 12, 2002, the Department of Toxics and Substance Control of the State of California (“DTSC”) notified the Company of an investigation of the Company, its general contractors, and sub-contractors working for such general contractors, concerning the Mission Bay project. The investigation, which is ongoing, focuses on whether individuals and companies hauling soil within and from Mission Bay satisfied certain hazardous waste license/certification hauling requirements. The DTSC issued notices of violation, without fines or penalties, to the Company and one subcontractor on May 23, 2002, citing the subcontractor’s failure to qualify as a registered hazardous waste hauler. The Company, including its subsidiaries, is cooperating fully with the investigation, which is still continuing. The Company does not anticipate that this investigation or any proceeding that may result from this investigation will have a material adverse impact on the Mission Bay Project.

       Also see Note 8, “Commitments and Contingencies”.

Item 2.	Changes in Securities and Use of Proceeds
None.
Item 3.	Defaults Upon Senior Securities
None.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on April 30, 2002, stockholders voted as follows with the respect to the election of directors.
Nominee	Votes for	Votes withheld
Joseph F. Alibrandi	80,638,454	630,498
Stephen F. Bollenbach	80,510,396	758,556
Daryl J. Carter	80,656,705	612,247
Richard D. Farman	80,652,989	615,963
Christine Garvey	80,652,460	616,492
William M. Kahane	80,653,071	615,881
Leslie D. Michelson	80,642,851	626,101
Deanna W. Oppenheimer	80,641,229	627,723
Nelson C. Rising	80,655,134	613,818
Thomas M. Steinberg	80,654,338	614,614
Cora M. Tellez	69,769,360	11,499,592

Item 5.	Other Information
None.
Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits:
10.1	Second Amendment to the Catellus Development Corporation Deferred Compensation Plan is attached.
(b)	Reports on Form 8-K
None

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATELLUS DEVELOPMENT CORPORATION

Date:	August 14, 2002	By:	/s/ C. William Hosler C. William Hosler Senior Vice President Chief Financial Officer Principal Accounting Officer

Date:	August 14, 2002	By:	/s/ Paul A. Lockie Paul A. Lockie Vice President and Controller Principal Accounting Officer