Form 10-Q
period 2002-09-30
CATELLUS DEVELOPMENT CORP
filed 2002-11-01
CIK 865937

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

As of October 24, 2002, there were 87,162,014 issued and outstanding shares of the Registrant’s Common Stock.

CATELLUS DEVELOPMENT CORPORATION

PART I

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

CATELLUS DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Properties	$2,415,846	$2,276,508
Less accumulated depreciation	(385,413)	(354,557)

	2,030,433	1,921,951
Other assets and deferred charges, net	236,886	167,305
Notes receivable, less allowance	58,268	73,335
Accounts receivable, less allowance	15,444	22,663
Assets held for sale	63	—
Restricted cash and investments	35,622	7,566
Cash and cash equivalents	267,111	222,695

Total	$2,643,827	$2,415,515

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage and other debt	$1,479,933	$1,310,457
Accounts payable and accrued expenses	106,260	145,688
Deferred credits and other liabilities	155,969	177,656
Liabilities associated with assets held for sale	305	—
Deferred income taxes	320,633	290,658

Total liabilities	2,063,100	1,924,459

Commitments and contingencies (Note 8)

Minority interests	55,839	55,799

Stockholders’ equity
Common stock, 110,805 and 110,209 shares issued and 87,158 and 86,562 shares outstanding at September 30, 2002 and December 31, 2001, respectively	1,108	1,102
Paid-in capital	531,159	521,312
Treasury stock, at cost (23,647 shares at September 30, 2002 and December 31, 2001)	(401,082)	(401,082)
Accumulated earnings	393,703	313,925

Total stockholders’ equity	524,888	435,257

Total	$2,643,827	$2,415,515

See notes to condensed consolidated financial statements

CATELLUS DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Rental properties
Rental revenue	$66,184	$58,642	$194,132	$170,359
Property operating costs	(18,130)	(17,193)	(51,099)	(44,894)
Equity in earnings of operating joint ventures, net	993	1,184	6,838	7,017

	49,047	42,633	149,871	132,482

Property sales and fee services
Sales revenue	10,299	64,324	108,991	190,186
Cost of sales	(2,471)	(36,609)	(69,723)	(113,484)

Gain on property sales	7,828	27,715	39,268	76,702
Equity in earnings of development joint ventures, net	4,201	13,489	19,825	21,616

Total gain on property sales	12,029	41,204	59,093	98,318
Management and development fees	2,755	1,266	5,651	3,820
Selling, general and administrative expenses	(5,824)	(6,373)	(19,804)	(21,953)
Other, net	3,063	(127)	15,159	5,955

	12,023	35,970	60,099	86,140

Interest expense	(16,435)	(13,617)	(43,029)	(42,638)
Depreciation and amortization	(17,599)	(12,781)	(46,051)	(38,435)
Corporate administrative costs	(4,284)	(4,685)	(12,748)	(15,292)
Gain on non-strategic asset sales	421	765	7,242	3,901
Other, net	803	1,152	573	7,858

Income before minority interests, income taxes, and discontinued operations	23,976	49,437	115,957	134,016
Minority interests	(1,527)	(1,604)	(4,580)	(5,316)

Income before income taxes and discontinued operations	22,449	47,833	111,377	128,700

Income tax expense
Current	(3,743)	(5,382)	(22,844)	(12,211)
Deferred	(5,312)	(13,747)	(21,975)	(39,276)

	(9,055)	(19,129)	(44,819)	(51,487)

Income from continuing operations	13,394	28,704	66,558	77,213

Discontinued operations, net of income tax:
Gain from disposal of discontinued operations	1,277	—	13,332	—
Loss from discontinued operations	(16)	(58)	(112)	(188)

Gain (loss) from discontinued operations	1,261	(58)	13,220	(188)

Net income	$14,655	$28,646	$79,778	$77,025

Income per share from continuing operations
Basic	$0.15	$0.29	$0.77	$0.76

Assuming dilution	$0.15	$0.28	$0.74	$0.74

Income per share from discontinued operations
Basic	$0.02	$—	$0.15	$—

Assuming dilution	$0.01	$—	$0.15	$—

Net income per share
Basic	$0.17	$0.29	$0.92	$0.76

Assuming dilution	$0.16	$0.28	$0.89	$0.74

Average number of common shares outstanding—basic	87,150	99,290	86,928	101,518

Average number of common shares outstanding—diluted	89,603	102,178	89,539	104,389

See notes to condensed consolidated financial statements

CATELLUS DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net income	$79,778	$77,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,051	38,435
Deferred income taxes	21,975	39,276
Deferred gain recognized	(15,856)	(6,149)
Amortization of deferred loan fees and other costs	4,834	3,779
Equity in earnings of joint ventures	(26,663)	(28,633)
Operating distributions from joint ventures	72,770	29,781
Gain on sale of investment property	(22,305)	(31,271)
Cost of development property sold	66,304	83,594
Capital expenditures for development property	(43,220)	(47,942)
Other, net	10,366	1,739
Change in deferred credits and other liabilities	13,155	100,940
Change in other operating assets and liabilities	(45,381)	24,231

Net cash provided by operating activities	161,808	284,805

Cash flows from investing activities:
Proceeds from sale of investment property	29,390	48,259
Capital expenditures for investment property	(246,354)	(233,451)
Reimbursable construction costs	(32,497)	—
Contributions to joint ventures	(13,403)	—
Restricted cash	(28,056)	16,920

Net cash used in investing activities	(290,920)	(168,272)

Cash flows from financing activities:
Borrowings	381,386	369,873
Repayment of borrowings	(211,910)	(211,483)
Distributions to minority partners	(4,540)	(4,965)
Repurchase of common stock	—	(151,920)
Proceeds from issuance of common stock	8,592	14,678

Net cash provided by financing activities	173,528	16,183

Net increase in cash and cash equivalents	44,416	132,716
Cash and cash equivalents at beginning of period	222,695	336,558

Cash and cash equivalents at end of period	$267,111	$469,274

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$37,917	$39,639
Income taxes	$22,926	$3,874
Non-cash investing activities:
Reclassification of prior period land acquisition and improvement costs from investing to operating activities due to change in intended use	$31,590	$35,529
Non-cash financing activities:
Seller-financed acquisitions	$—	$10,000
Debt forgiveness-property reconveyance	$—	$(1,637)

See notes to condensed consolidated financial statements

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE 1.   DESCRIPTION OF BUSINESS

Catellus Development Corporation, together with its consolidated subsidiaries (the “Company”), is a diversified real estate operating company, with a large portfolio of rental properties and developable land, that manages and develops real estate for its own account and those of others. Interests of third parties in entities controlled and consolidated by the Company are separately reflected as minority interests in the accompanying financial statements. The Company’s rental portfolio and developable land, consisting of industrial, residential, retail, office, and other projects are located mainly in major markets in California, Illinois, Texas, Colorado, and Oregon.

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

NOTE 3.   RESTRICTED CASH AND INVESTMENTS

Of the total restricted cash and investments of $35.6 million at September 30, 2002, and $7.6 million at December 31, 2001, $0.6 million and $0.4 million, respectively, represent proceeds from property sales held in separate cash accounts at trust companies in order to preserve the Company’s option to reinvest the proceeds on a tax-deferred basis. Approximately $20.3 million at September 30, 2002, represents funds held in pledge accounts at a bank until certain loan collateral pool requirements are met, and $5.4 million represents a reserve fund held by a lender in anticipation of substitution of real property collateral. In addition, restricted investments of $7.2 million at September 30, 2002, and December 31, 2001, represent certificates of deposits used to guarantee lease performance for certain properties that secure debt, and $2.1 million at September 30, 2002, was temporarily invested in short term deposits designated for the purchase of a Company-owned life insurance policy.

NOTE 4.   INCOME PER SHARE

Income from continuing operations per share of common stock is computed by dividing income from continuing operations by the weighted average number of shares of common stock and equivalents outstanding during the period (see table below for effect of dilutive securities, and Notes 2 and 10).

	Three Months Ended September 30,
	2002			2001
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share data)
Income from continuing operations	$13,394	87,150	$0.15	$28,704	99,290	$0.29

Effect of dilutive securities: stock options	—	2,453		—	2,888

Income from continuing operations assuming dilution	$13,394	89,603	$0.15	$28,704	102,178	$0.28

Gain (loss) from discontinued operations	$1,261	87,150	$0.02	$(58)	99,290	$—

Effect of dilutive securities: stock options	—	2,453		—	2,888

Gain (loss) from discontinued operations assuming dilution	$1,261	89,603	$0.01	$(58)	102,178	$—

Net income	$14,655	87,150	$0.17	$28,646	99,290	$0.29

Effect of dilutive securities: stock options	—	2,453		—	2,888

Net income assuming dilution	$14,655	89,603	$0.16	$28,646	102,178	$0.28

	Nine Months Ended September 30,
	2002			2001
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share data)
Income from continuing operations	$66,558	86,928	$0.77	$77,213	101,518	$0.76

Effect of dilutive securities: stock options	—	2,611		—	2,871

Income from continuing operations assuming dilution	$66,558	89,539	$0.74	$77,213	104,389	$0.74

Gain (loss) from discontinued operations	$13,220	86,928	$0.15	$(188)	101,518	$—

Effect of dilutive securities: stock options	—	2,611		—	2,871

Gain (loss) from discontinued operations assuming dilution	$13,220	89,539	$0.15	$(188)	104,389	$—

Net income	$79,778	86,928	$0.92	$77,025	101,518	$0.76

Effect of dilutive securities: stock options	—	2,611		—	2,871

Net income assuming dilution	$79,778	89,539	$0.89	$77,025	104,389	$0.74

NOTE 5.    MORTGAGE AND OTHER DEBT

Mortgage and other debt at September 30, 2002, and December 31, 2001, are summarized as follows:

	September 30, 2002	December 31, 2001
	(In thousands)
Fixed rate mortgage loans	$1,052,764	$842,296
Floating rate mortgage loans	209,573	272,288
Construction loans	64,837	98,321
Land acquisition and development loans	43,550	58,498
Assessment district bonds	80,903	34,456
Capital leases	19,549	3,981
Other loans	8,757	617

Mortgage and other debt	1,479,933	1,310,457
Liabilities of assets held for sale:
Floating rate mortgage loans	298	—

Total mortgage and other debt	$1,480,231	$1,310,457

Due within one year	$69,435	$176,723

During the nine months ended September 30, 2002, the Company accepted a commitment for a $285.3 million fixed rate mortgage loan of which $242.1 million was closed and funded as of September 30, 2002. The loan bears interest of 7.05% (7.16% effective rate considering financing costs) and is amortized over 30 years with a maturity of 10 years. Of the loan proceeds, $81.6 million was used to pay off existing variable rate debt, related interest, and fees at closing. The loan is collateralized by certain of the Company’s operating properties and by assignment of rents generated by the underlying properties. Under certain conditions, this loan may have a yield maintenance premium if paid prior to maturity. The remaining $43.2 million is expected to be funded in the fourth quarter of 2002.

In 2002, the Company recorded a $35.3 million bond with an estimated weighted average variable interest rate of 3.5% and a series of maturities up to twenty years. Bond payments will be made from anticipated retail sales tax revenue, real estate taxes, and miscellaneous fees generated from property currently owned by one of the Company’s unconsolidated joint venture investments.

During the third quarter of 2002, the Company closed a $20.4 million floating rate mortgage loan (LIBOR plus 1.80%) that has a 25-year amortization schedule and a maturity of 3 years. The loan is collateralized by certain of the Company’s operating properties and by assignment of rents generated by the underlying properties. Under certain conditions, this loan has a yield maintenance premium if paid prior to maturity.

During the third quarter of 2002, the Company acquired a corporate aircraft and financed it with an $8.3 million floating rate collateralized loan (LIBOR plus 2.42%) with a maturity of 10 years. There is a yield maintenance premium if paid prior to the first annual anniversary date. This loan is included in “Other loans” in the above schedule.

Also, during the third quarter of 2002, the Company extended the maturity of a $56.8 million floating rate mortgage loan for up to one year.

Interest costs relating to mortgage and other debt for the three-month and nine-month periods ended September 30, 2002 and 2001, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)		(In thousands)
Total interest incurred	$21,748	$20,396	$62,243	$61,673
Interest capitalized	(5,313)	(6,779)	(19,214)	(19,035)

Interest expensed	$16,435	$13,617	$43,029	$42,638

NOTE 6.    PROPERTIES

Book value by property type at September 30, 2002, and December 31, 2001, consisted of the following:

	September 30, 2002	December 31, 2001
	(In thousands)
Rental properties:
Industrial buildings	$1,117,952	$943,340
Office buildings	337,916	297,707
Retail buildings	100,592	96,263
Ground leases	141,454	142,913
Investment in operating joint ventures	(11,313)	(13,026)

	1,686,601	1,467,197

Developable land:
Commercial	200,068	188,527
Residential	52,206	52,108
Urban	274,736	261,206
Investment in development joint ventures	54,566	76,756

	581,576	578,597

Work-in-process:
Commercial	38,541	118,668
Commercial—capital lease	5,211	40,560
Urban	62,195	37,616

	105,947	196,844

Furniture and equipment	37,273	28,818
Other	4,449	5,052

Gross book value	2,415,846	2,276,508
Accumulated depreciation	(385,413)	(354,557)

Net book value	$2,030,433	$1,921,951

NOTE 7.    SEGMENT REPORTING

The Company’s reportable segments are based on the Company’s method of internal reporting, which disaggregates its business by type and before the adjustments for discontinued operations. The Company has five reportable segments: Asset Management; Suburban, which includes two reportable segments, Commercial and Residential; Urban; and Corporate. The Asset Management segment leases and manages the Company-owned commercial buildings and ground leases. The Suburban-Commercial segment develops real estate for the Company’s own account or for third parties and acquires and sells developable land and commercial buildings. The Suburban-Residential segment acquires and develops suburban residential communities and sells finished lots to homebuilders via direct ownership or through joint ventures. The Urban segment develops major mixed-use sites—including development for residential, office, retail, and entertainment purposes—for the Company’s own account and for joint ventures. The Corporate segment consists of administrative services.

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

Financial data by reportable segment is as follows:

	Asset Management	Suburban					Discontinued Operations
		Commercial	Residential	Urban	Corporate	Subtotal		Total
	(In thousands)
Three Months Ended September 30, 2002
Rental properties:
Rental revenue	$66,191	$—	$—	$—	$—	$66,191	$(7)	$66,184
Property operating costs	(18,156)	—	—	—	—	(18,156)	26	(18,130)
Equity in earnings of operating joint ventures, net	993	—	—	—	—	993	—	993

	49,028	—	—	—	—	49,028	19	49,047

Property sales and fee services:
Sales revenue	5,997	(83)	8,871	—	—	14,785	(4,486)	10,299
Cost of sales	(2,465)	1,216	(3,508)	—	(60)	(4,817)	2,346	(2,471)

Gain on property sales	3,532	1,133	5,363	—	(60)	9,968	(2,140)	7,828
Equity in earnings of development joint ventures, net	—	—	5,028	—	(827)	4,201	—	4,201

Total gain on property sales	3,532	1,133	10,391	—	(887)	14,169	(2,140)	12,029
Management and development fees	9	1,355	647	744	—	2,755	—	2,755
Selling, general and administrative expenses	(168)	(2,455)	(1,549)	(1,652)	—	(5,824)	—	(5,824)
Other, net(1)	1,822	(125)	1,702	(336)	—	3,063	—	3,063

	5,195	(92)	11,191	(1,244)	(887)	14,163	(2,140)	12,023

Interest expense	(20,200)	—	—	—	3,759	(16,441)	6	(16,435)
Depreciation and amortization	(16,017)	(259)	(79)	(351)	(894)	(17,600)	1	(17,599)
Corporate administrative costs	—	—	—	—	(4,284)	(4,284)	—	(4,284)
Gain on non-strategic asset sales	421	—	—	—	—	421	—	421
Other, net	—	—	—	—	803	803	—	803

Income (loss) before minority interests, income taxes, and discontinued operations	18,427	(351)	11,112	(1,595)	(1,503)	26,090	(2,114)	23,976
Minority interests	(1,527)	—	—	—	—	(1,527)	—	(1,527)

Income (loss) before income taxes and discontinued operations	16,900	(351)	11,112	(1,595)	(1,503)	24,563	(2,114)	22,449
Income taxes	(6,816)	141	(4,476)	642	601	(9,908)	853	(9,055)

Income (loss) from continuing operations	10,084	(210)	6,636	(953)	(902)	14,655	(1,261)	13,394

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	1,277	1,277
Loss from discontinued operations	—	—	—	—	—	—	(16)	(16)

Gain from discontinued operations	—	—	—	—	—	—	1,261	1,261

Net income (loss)	$10,084	$(210)	$6,636	$(953)	$(902)	$14,655	$—	$14,655

(1)	Includes $0.8 million of lease termination fees in the Asset Management segment.

	Asset Management	Suburban		Urban	Corporate	Subtotal	Discontinued Operations	Total
		Commercial	Residential
	(In thousands)
Three Months Ended September 30, 2001
Rental properties:
Rental revenue	$59,116	$—	$—	$—	$—	$59,116	$(474)	$58,642
Property operating costs	(17,390)	—	—	—	—	(17,390)	197	(17,193)
Equity in earnings of operating joint ventures, net	1,184	—	—	—	—	1,184	—	1,184

	42,910	—	—	—	—	42,910	(277)	42,633

Property sales and fee services:
Sales revenue	29,848	19,325	2,045	13,106	—	64,324	—	64,324
Cost of sales	(10,709)	(13,406)	(681)	(11,598)	(215)	(36,609)	—	(36,609)

Gain on property sales	19,139	5,919	1,364	1,508	(215)	27,715	—	27,715
Equity in earnings of development joint ventures, net	—	—	14,420	—	(931)	13,489	—	13,489

Total gain on property sales	19,139	5,919	15,784	1,508	(1,146)	41,204	—	41,204
Management and development fees	108	766	(5)	397	—	1,266	—	1,266
Selling, general and administrative expenses	(300)	(3,024)	(1,812)	(1,237)	—	(6,373)	—	(6,373)
Other, net(1)	846	(1,163)	(786)	976	—	(127)	—	(127)

	19,793	2,498	13,181	1,644	(1,146)	35,970	—	35,970

Interest expense	(18,825)	—	—	—	4,930	(13,895)	278	(13,617)
Depreciation and amortization	(11,918)	(52)	(124)	(423)	(360)	(12,877)	96	(12,781)
Corporate administrative costs	—	—	—	—	(4,685)	(4,685)	—	(4,685)
Gain on non-strategic asset sales	765	—	—	—	—	765	—	765
Other, net	—	—	—	—	1,152	1,152	—	1,152

Income (loss) before minority interests, income taxes, and discontinued operations	32,725	2,446	13,057	1,221	(109)	49,340	97	49,437
Minority interests	(1,604)	—	—	—	—	(1,604)	—	(1,604)

Income (loss) before income taxes and discontinued operations	31,121	2,446	13,057	1,221	(109)	47,736	97	47,833
Income taxes	(12,443)	(979)	(5,223)	(488)	43	(19,090)	(39)	(19,129)

Income (loss) from continuing operations	18,678	1,467	7,834	733	(66)	28,646	58	28,704

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	—	—
Loss from discontinued operations	—	—	—	—	—	—	(58)	(58)

Loss from discontinued operations	—	—	—	—	—	—	(58)	(58)

Net income (loss)	$18,678	$1,467	$7,834	$733	$(66)	$28,646	$—	$28,646

(1)	Includes $0.2 million of lease termination fees in the Asset Management segment.

	Asset Management	Suburban		Urban	Corporate	Subtotal	Discontinued Operations	Total
		Commercial	Residential
	(In thousands)
Nine Months Ended September 30, 2002
Rental properties:
Rental revenue	$194,750	$—	$—	$—	$—	$194,750	$(618)	$194,132
Property operating costs	(51,355)	—	—	—	—	(51,355)	256	(51,099)
Equity in earnings of operating joint ventures, net	6,838	—	—	—	—	6,838	—	6,838

	150,233	—	—	—	—	150,233	(362)	149,871

Property sales and fee services:
Sales revenue	41,121	40,907	57,046	—	—	139,074	(30,083)	108,991
Cost of sales	(13,919)	(35,000)	(28,006)	—	(576)	(77,501)	7,778	(69,723)

Gain on property sales	27,202	5,907	29,040	—	(576)	61,573	(22,305)	39,268
Equity in earnings of development joint ventures, net	—	—	22,585	—	(2,760)	19,825	—	19,825

Total gain on property sales	27,202	5,907	51,625	—	(3,336)	81,398	(22,305)	59,093
Management and development fees	60	3,018	1,102	1,471	—	5,651	—	5,651
Selling, general and administrative expenses	(878)	(6,540)	(7,315)	(5,071)	—	(19,804)	—	(19,804)
Other, net(1)	10,434	53	4,864	(192)	—	15,159	—	15,159

	36,818	2,438	50,276	(3,792)	(3,336)	82,404	(22,305)	60,099

Interest expense	(58,083)	—	—	—	14,659	(43,424)	395	(43,029)
Depreciation and amortization	(42,919)	(534)	(152)	(820)	(1,781)	(46,206)	155	(46,051)
Corporate administrative costs	—	—	—	—	(12,748)	(12,748)	—	(12,748)
Gain on non-strategic asset sales	7,242	—	—	—	—	7,242	—	7,242
Other, net	—	—	—	—	573	573	—	573

Income (loss) before minority interests, income taxes, and discontinued operations	93,291	1,904	50,124	(4,612)	(2,633)	138,074	(22,117)	115,957
Minority interests	(4,580)	—	—	—	—	(4,580)	—	(4,580)

Income (loss) before income taxes and discontinued operations	88,711	1,904	50,124	(4,612)	(2,633)	133,494	(22,117)	111,377
Income taxes	(35,696)	(766)	(20,164)	1,855	1,055	(53,716)	8,897	(44,819)

Income (loss) from continuing operations	53,015	1,138	29,960	(2,757)	(1,578)	79,778	(13,220)	66,558

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	13,332	13,332
Loss from discontinued operations	—	—	—	—	—	—	(112)	(112)

Gain from discontinued operations	—	—	—	—	—	—	13,220	13,220

Net income (loss)	$53,015	$1,138	$29,960	$(2,757)	$(1,578)	$79,778	$—	$79,778

(1)	Includes $8.2 million of lease termination fees in the Asset Management segment.

	Asset Management	Suburban					Discontinued Operations
		Commercial	Residential	Urban	Corporate	Subtotal		Total
	(In thousands)
Nine Months Ended September 30, 2001
Rental properties:
Rental revenue	$172,025	$—	$—	$—	$—	$172,025	$(1,666)	$170,359
Property operating costs	(45,598)	—	—	—	—	(45,598)	704	(44,894)
Equity in earnings of operating joint ventures, net	7,017	—	—	—	—	7,017	—	7,017

	133,444	—	—	—	—	133,444	(962)	132,482

Property sales and fee services:
Sales revenue	66,670	45,102	28,621	49,793	—	190,186	—	190,186
Cost of sales	(28,279)	(28,505)	(19,148)	(37,337)	(215)	(113,484)	—	(113,484)

Gain on property sales	38,391	16,597	9,473	12,456	(215)	76,702	—	76,702
Equity in earnings of development joint ventures, net	—	—	22,896	—	(1,280)	21,616	—	21,616

Total gain on property sales	38,391	16,597	32,369	12,456	(1,495)	98,318	—	98,318
Management and development fees	120	2,798	434	468	—	3,820	—	3,820
Selling, general and administrative expenses	(877)	(9,086)	(8,335)	(3,655)	—	(21,953)	—	(21,953)
Other, net(1)	2,918	868	(2,506)	4,675	—	5,955	—	5,955

	40,552	11,177	21,962	13,944	(1,495)	86,140	—	86,140

Interest expense	(56,763)	(7)	—	(56)	13,221	(43,605)	967	(42,638)
Depreciation and amortization	(35,417)	(371)	(244)	(1,432)	(1,279)	(38,743)	308	(38,435)
Corporate administrative costs	—	—	—	—	(15,292)	(15,292)	—	(15,292)
Gain on non-strategic asset sales	3,901	—	—	—	—	3,901	—	3,901
Other, net	—	—	—	—	7,858	7,858	—	7,858

Income (loss) before minority interests, income taxes, and discontinued operations	85,717	10,799	21,718	12,456	3,013	133,703	313	134,016
Minority interests	(4,812)	—	(504)	—	—	(5,316)	—	(5,316)

Income (loss) before income taxes and discontinued operations	80,905	10,799	21,214	12,456	3,013	128,387	313	128,700
Income taxes	(32,364)	(4,321)	(8,487)	(4,984)	(1,206)	(51,362)	(125)	(51,487)

Income (loss) from continuing operations	48,541	6,478	12,727	7,472	1,807	77,025	188	77,213

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	—	—
Loss from discontinued operations	—	—	—	—	—	—	(188)	(188)

Loss from discontinued operations	—	—	—	—	—	—	(188)	(188)

Net income	$48,541	$6,478	$12,727	$7,472	$1,807	$77,025	$—	$77,025

(1)	Includes $0.2 million and $3.4 million of lease termination fees in the Asset Management and Urban segments, respectively.

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

Some of the legal actions to which the Company is a party may seek to restrain actions related to the development process or challenge title to or possession of the Company’s properties. Typically, such actions, if successful, would not result in significant financial liability for the Company but might instead prevent the completion of the development process originally planned, and, therefore, impairment may occur in certain development assets (see discussion of specific lawsuits in Part II, Item 1, Legal Proceedings of this form 10-Q).

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

At September 30, 2002, management estimates that future costs for remediation of environmental contamination on operating properties and properties previously sold approximate $9.4 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next several years. Management also estimates approximately $13.1 million of similar costs relating to the Company’s properties to be developed or sold. The Company may incur additional costs related to management of excess contaminated soil from our projects; however, the necessity of this activity depends on the type of future development activities, and, therefore, the related costs are not currently determinable. These costs will be capitalized as components of development costs when incurred, which is anticipated to be over a period of approximately twenty years, or will be deferred and charged to cost of sales when the properties are sold. Environmental costs capitalized during the nine months ended September 30, 2002, totaled $4.5 million. The Company’s estimates were developed based on reviews that took place over several years based upon then-prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs.

As of September 30, 2002, the Company has outstanding $16.3 million of standby letters of credit and a total of $334.0 million of surety bonds in favor of local municipalities or financial institutions, commitments to guarantee performance on construction of real property improvements, and lease guarantees. The Company also has $0.4 million of standby letters of credit supporting financial obligations. The Company guarantees a portion of the debt and interest of certain of its unconsolidated joint ventures. As of September 30, 2002, these guarantees totaled $51.6 million. During the third quarter of 2002, the Company provided a repayment guarantee for 50% of the outstanding construction loan balance of one of its unconsolidated joint ventures. The maximum commitment amount guaranteed is $82.5 million of which $1.4 million was outstanding at September 30, 2002, and this amount is included in the $51.6 million above. In some cases, other parties have jointly and severally guaranteed these obligations.

As of September 30, 2002, $101.0 million of Community Facility District bonds were sold to finance public infrastructure improvements at several Company projects. The Company provided a letter of credit totaling $17.0 million in support of one of these bonds. The $17.0 million is not included in the standby letters of credit and surety bonds amounts disclosed above. Subsequent to September 30, 2002, an additional $23.4 million of CFD bonds were sold. The Company also provided a letter of credit totaling $23.4 million in support of the bond. The Company, along with other landowners, is required to satisfy any shortfall in annual debt service obligation for these bonds if incremental tax revenues generated by the projects are insufficient.

NOTE 9.    RELATED PARTY TRANSACTIONS

The Company provides development and management services and loan guarantees to various unconsolidated joint venture investments. Fees earned were $1.4 million and $2.5 million for the three and nine months ended September 30, 2002, respectively, and $0.4 million for the three and nine months ended September 30, 2001. Deferred fees of $1.9 million at September 30, 2002, will be earned as completed projects are sold or the venture is sold or liquidated.

In 2001, the Company entered into a 99-year ground lease with one of its unconsolidated joint venture investments. Rent payments of $0.9 million and $2.7 million were received and recognized as rental income during the three and nine months ended September 30, 2002, and $0.9 million for the same periods in 2001. Rent payments of $1.3 million of previously received rent was deferred at September 30, 2002, and will be recognized, together with annual rents, over the life of the lease.

The Company has a $4.6 million collateralized 9.0% note receivable from an unconsolidated joint venture for project costs plus accrued interest. The note is collateralized by property owned by the venture and matures in October 2028. The Company entered into various lease agreements with this unconsolidated joint venture. As lessee, rent expense was $34,000 in each of the three-month periods ended September 30, 2002 and 2001, and $102,000 for each of the nine-month periods ended September 30, 2002 and 2001; this lease will expire in November 2011. As lessor, the Company entered into a ground lease, which will expire in August 2054. The Company earned rental income of $0.1 million in each of the three-month periods ended September 30, 2002 and 2001, and $0.3 million for each of the nine-month periods ended September 30, 2002 and 2001, and recorded a $1.7 million receivable associated with this lease.

NOTE 10.    DISCONTINUED OPERATIONS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. In general, sales of rental property, (a) not sold subject to an initial tenant purchase option or, (b) explicitly built with the intention of selling, but not sold within two years of completion, are referred to as “Investment Properties” and classified as discontinued operations. Therefore, as required, income or loss attributed to the operations and sale of Investment Properties sold or held for sale is presented in the statement of operations as discontinued operations, net of applicable income tax. Prior period statements of operations have been reclassified to reflect as discontinued operations the income or loss related to Investment Properties that were sold or held for sale and presented as discontinued operations during the three-month and nine-month periods ended September 30, 2002. Additionally, all periods presented will likely require further reclassification in future periods as additional, similar sales of Investment Properties occur.

In the three and nine months ended September 30, 2002, the Company sold Investment Properties for $4.5 million and $30.1 million, respectively, with a gain from the disposal of discontinued operations of $1.3 million and $13.3 million, net of income taxes of $0.9 million and $9.0 million. Rents from these properties and properties under contract to be sold were $7,000 and $0.6 million for the three and nine month periods ended September 30, 2002, and $0.5 million and $1.7 million for the three and nine months ended September 30, 2001. Loss from discontinued operations from these properties was $16,000, net of income tax benefit of $10,000, and $58,000, net of income tax benefit of $39,000, for the three months ended September 30, 2002 and 2001, respectively, and $112,000, net of income tax benefit of $76,000, and $188,000, net of income tax benefit of $125,000, for the nine months ended September 30, 2002 and 2001, respectively.

Asset and liability balances of Investment Properties under contract to be sold at September 30, 2002, consist of the following:

September 30, 2002
(In thousands)
Assets
Properties	$151
Accumulated depreciation	(91)

Net	60
Other assets	3

Total assets	63

Liabilities
Mortgage and other debt	298
Payables	2
Other liabilities	5

Total liabilities	305

Net liabilities	$242

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company:

Catellus Development Corporation is one of the nation’s premier diversified real estate development companies. The Company specializes in developing, managing, and investing in a broad range of product types including industrial, office, residential, retail and major urban development projects. It owns a portfolio of rental properties totaling 36.5 million square feet and one of the largest supplies of developable land in the western United States capable of supporting more than 39 million square feet of new commercial development and an estimated 10,400 residential lots and units.

Following is a brief summary of the third quarter and year to date activity:

•
Construction completions during the quarter totaled 2.1 million square feet in four buildings, at a cost of $67.9 million and a projected return on cost, when fully occupied, of 10.4%. The occupancy rate of the four buildings, all of which have been added to Catellus’ rental portfolio, is currently 94.4%.

•
At September 30, 2002, the rental portfolio totaled 36.5 million square feet, a net increase of 2.0 million square feet from June 30, 2002. This increase consisted of 2.1 million square feet added to the portfolio through development, offset by the sale of a 70,000 square foot retail property that was 74.2% occupied.

•	At September 30, 2002, occupancy was 94.4%, as compared with 94.2% at the end of the second quarter 2002, and 94.4% at year end 2001.

•
For the third quarter, net operating income from the rental portfolio, including equity in earnings of operating joint ventures, increased 15.0% to $49.0 million, as compared to $42.6 million for the same period in the 2001.

•
For the third quarter, same space net operating income, adjusted for nonrecurring items, increased 3.9% over the same period in 2001. Year-to-date, same space net operating income increased 2.7% over the same period in 2001.

•
During the quarter, Catellus completed lease transactions on 1.8 million square feet of second-generation space. Year-to-date, lease transactions have been completed on 3.6 million square feet of second-generation space at an average rental rate increase of 7.7% on a GAAP basis.

•
Construction starts in the third quarter totaled 985,000 square feet, all of which will be added to the rental portfolio for a projected cost of $33.5 million and a projected return on cost, when fully occupied, of approximately 10.9%. Third quarter starts include a 346,000 square foot building for APL Logistics in Romeoville, IL, a 171,000 square foot building for Whirlpool Corporation in Denver, CO, and a 468,000 square foot speculative building in Rancho Cucamonga, CA.

•
Total construction in progress at quarter end was 3.2 million square feet, of which 1.8 million square feet will be added to the rental portfolio; 1.0 million square feet will be owned in joint ventures; 45,000 square feet will be sold upon completion; and 330,000 square feet is being developed for a fee on land sold to others.

•
The projected total cost of the 1.8 million square feet currently under construction and to be retained in the rental portfolio is $175.6 million. These buildings are 47.0% preleased and when fully leased and occupied are projected to yield a return on cost of approximately 12.0%.

•
Residential lot and home sales during the quarter, in direct sales and through joint ventures, totaled 341. This included 53 lots at Victoria by the Bay in Hercules, CA, 267 lots at Serrano, a suburb of Sacramento, CA, and 21 homes at Talega Village in San Clemente, CA.

•	At quarter end, the Company had cash totaling $302.7 million, including $35.6 million of restricted cash.

•	Fixed charge coverage ratio of 3.1x.

•	Debt to total market capitalization ratio of 47.9%.

General

Our reportable segments are based on our method of internal reporting, which disaggregates its business by type and before the adjustments for discontinued operations. We have five reportable segments: Asset Management; Suburban, which includes two reportable segments, Commercial and Residential; Urban; and Corporate.

Business Segment Descriptions:

Asset Management:

The Asset Management segment consists of the rental activities of our assets, our share of income from operating joint ventures, and activity related to our desert portfolio. Growth in this segment is attributed primarily to the transfer of property developed by the Suburban-Commercial and Urban segments that we intend to hold and operate. Revenue consists of rental property operations and gains from the sale of rental properties.

	September 30,
	2002	2001	Difference
	(In thousands of square feet, except percentages)
Rental Building Occupancy:
Owned(1)	36,477	30,254	6,223
Occupied(1)	34,450	28,483	5,967
Occupancy percentage	94.4%	94.1%	0.3%

(1)
New buildings are added to our rental portfolio at the earlier of the twelve months after completion of the shell, or commencement of rent on 50% of the space. Space is considered “Occupied” upon commencement of rent.

The table below provides the rental portfolio rental revenue less property operating costs for the three months ended September 30, 2002, and square feet by state (in thousands):

Property Type/State		Rental Revenue less Property Operating Expenses	% of Total	Owned Square Feet	% of Total	# Bldg’s	% of Total
Industrial—Distribution/Warehouse Southern California
	CA	$12,618	25.7%	12,196	33.5%	99	40.1%
Northern California	CA	7,143	14.6%	5,667	15.5%	38	15.5%
Illinois	IL	4,634	9.5%	5,921	16.3%	18	7.3%
Texas	TX	2,316	4.7%	3,264	8.9%	11	4.5%
Colorado	CO	2,301	4.7%	2,033	5.6%	9	3.6%
Maryland	MD	777	1.6%	471	1.3%	1	0.4%
Ohio	OH	574	1.2%	966	2.6%	3	1.2%
Oregon	OR	509	1.0%	449	1.2%	3	1.2%
Arizona	AZ	455	0.9%	1,133	3.1%	9	3.6%
Kentucky	KY	313	0.6%	549	1.5%	2	0.8%
Oklahoma	OK	42	0.1%	125	0.3%	1	0.4%
Kansas	KS	(6)	0.0%	70	0.2%	1	0.4%

Subtotal		$31,676	64.6%	32,844	90.0%	195	79.0%

Office
Northern California	CA	$1,965	4.0%	525	1.4%	10	4.0%
Texas	TX	1,523	3.1%	868	2.4%	4	1.6%
Illinois	IL	1,311	2.7%	468	1.3%	2	0.8%
Southern California	CA	1,303	2.7%	574	1.6%	11	4.5%
Colorado	CO	703	1.4%	273	0.7%	2	0.8%
Oregon	OR	87	0.2%	57	0.2%	1	0.4%

Subtotal		$6,892	14.1%	2,765	7.6%	30	12.1%

Retail
Northern California		$1,615	3.3%	481	1.3%	9	3.7%
Southern California		697	1.4%	176	0.5%	6	2.4%
Colorado		283	0.6%	100	0.3%	1	0.4%
Arizona		127	0.3%	74	0.2%	4	1.6%
Oregon		69	0.1%	37	0.1%	2	0.8%

Subtotal		$2,791	5.7%	868	2.4%	22	8.9%

Land Development		$1,864	3.8%
Ground Leases		4,812	9.8%

Rental Revenue less
Property Operating Expenses		$48,035	98%
Equity in Earnings of Joint Ventures		993	2.0%

		$49,028	100.0%	36,477	100.0%	247	100.0%

Suburban-Commercial:

The Suburban-Commercial segment acquires and develops suburban commercial business parks for our own account and the account of others. Net income consists primarily of sales gains from development properties sold and construction management, developer and loan guarantee fees.

The table below provides the development potential, by square feet, of our Commercial Development Land Portfolio (In thousands):

Project Name	City	September 30, 2002 Square feet
Southern California
Kaiser Commerce Center	Ontario	4,392
Crossroads Business Park	Ontario	2,016
Rancho Pacific Distribution Centre	Rancho Cucamonga	318
Pacific Center	Anaheim	44
Northridge	Northridge	44

Subtotal Southern Calif.		6,814

Northern California
Pacific Commons	Fremont	3,671
Duck Creek	Stockton	2,000
Alameda FISC	Alameda	1,300
Spreckels Business Park	Manteca	686
Regatta Business Park	Richmond	89

Subtotal Northern Calif.		7,746

Total in California		14,560

Illinois
Minooka	Minooka	1,710
Internationale Centre	Woodridge	976
Prairie Glen Corporate Campus	Glenview	457
Joliet	Joliet	370
Internationale Centre West	Romeoville	102

Subtotal Illinois		3,615

Texas
Hobby Business Park	Houston	1,969
Gateway Corporate Center	Coppell	1,120
Stellar Way Business Park	Grand Prairie	814
Gateway East Business Park	Garland	763
Plano	Plano	403
Ft. Worth	Ft. Worth	104

Subtotal Texas		5,173

Other
South Shore Corp. Park	Portland, OR	848
Circle Point Corporate Center	Westminster, CO	685
Stapleton Business Park	Denver, CO	609
South Shore Corp. Park	Gresham, OR	547
Cedar Grove Business Park	Louisville, KY	545
Santa Fe Industrial Center	Oklahoma, OK	300

Total Outside of California		12,322

Total Suburban Commercial Inventory		26,882

Suburban-Residential:

The Suburban-Residential segment acquires and develops land primarily for single-family residential property, via direct investment or through joint ventures, and sells finished lots to homebuilders. This segment also owns an interest in a joint venture that develops senior housing.

The table below provides the development potential, by lots/homes, of our Suburban-Residential land portfolio.

	Ownership Interest	Lots/Homes/Units at September 30, 2002
Colorado
Vista Range, Commerce City	100%	2,149

Northern California
Alameda—(controlled)	100%	485
Hercules	100%	154
Serrano, Sacramento	50%	1,452
Parkway, Sacramento	50%	874

		2,965

Southern California
Talega Seniors, San Clemente	50%	130
Talega, San Clemente	30%	1,700
Westbluffs, Playa del Rey(1)	100%	114

		1,944

Total		7,058

(1)
We have entitlements for this project; however, individuals are challenging the entitlements under the California Environmental Quality Act and the California Coastal Act (see Legal Proceedings section).

Urban:

The Urban segment entitles and develops urban mixed-use sites in San Francisco, Los Angeles, and San Diego. The principal active project of the segment is Mission Bay in San Francisco.

The table below provides the development potential by square feet, of our Urban Land Portfolio (in thousands):

	R&D, Biotech & Office	CBD Office	Retail/ Entertainment	Hotel (rooms)	Residential (units)
Urban:
Mission Bay (SF, CA)	4,537	—	549	500	3,073
Union Station (LA, CA)	—	5,175	675	—	—
Santa Fe Depot (SD, CA)	—	1,485	270	—	275

Total	4,537	6,660	1,494	500	3,348

Corporate:

Corporate consists primarily of administrative costs and interest contra-expense. Corporate interest (contra-expense) represents required capitalized interest, on qualifying assets in the Suburban and Urban segments, in excess of interest directly incurred by these segments. As these qualifying assets are sold, the corresponding capitalized interest is reflected as cost of sales in the Corporate segment or, for those assets transferred to Asset Management, as the assets are placed in service the corresponding interest capitalized is added to the cost basis of the asset and depreciated over the life of the building.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, impairment of real estate assets, capitalization of costs, allowances for doubtful accounts, environmental and legal reserves, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue from sales of properties is recognized using the accrual method. If a sale does not qualify for the accrual method of recognition, other deferral methods will be used as appropriate including the percentage-of-completion method. In certain cases, we retain the right to repurchase property from the buyer at a specified price. Profit on these sales is not recognized until our right to repurchase expires. In other instances, when we receive an inadequate cash down payment and take a promissory note for the balance of the sale price, profit is deferred until such time as sufficient cash is received to meet minimum down payment requirements. Also, in general, specific identification and relative sales value methods are used to determine the cost of sales. Management estimates of future costs to complete infrastructure are included in cost of sales. A change in circumstances that causes the estimate of future costs to increase or decrease significantly would affect the gain or loss recognized on future sales.

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

Real estate is stated at the lower of cost or estimated fair value using the methodology described as follows: (a) for operating properties and properties held for investment, a write-down to estimated fair value is recognized when a property’s estimated undiscounted future cash flow, before interest charges, is less than its net book value; and (b) for properties held for sale, a write-down to estimated fair value is recorded when we determine that the net book value exceeds the estimated selling price less cost to sell. These evaluations are made on a property-by-property basis. When we determine that the net book value of an asset may not be recoverable based upon the estimated undiscounted cash flow, we measure any impairment write-down based on a projected discounted cash flow method using an estimated discount rate. Value from comparable property sales will also be considered. The evaluation of future cash flows, discount rates, and fair value of individual properties requires significant judgment and assumptions, including estimates of market value, lease terms, development absorption, development costs, lease up costs, and financings. Significant adverse changes in circumstances affecting these judgments and assumptions in future periods could cause a significant impairment adjustment to be recorded.

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

The Company is a party to a number of legal actions arising in the ordinary course of business. The Company cannot predict with certainty the final outcome of the proceedings. Where appropriate, the Company has established reserves for potential liabilities related to legal actions or threatened legal actions. These reserves are necessarily based on estimates and probabilities of the occurrence of events and therefore are subject to revision from time to time. Should the circumstances affecting these estimates change significantly, a material expense would be recognized.

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

We have historically analyzed and discussed our financial condition and results of operations, before the adjustments for discontinued operations, based on a supplemental performance measure, Earnings Before Depreciation and Deferred Taxes (“EBDDT”). Commencing with the first quarter of 2002, we decided to use net income as our primary earnings measure and will present our analysis and discussion in that format. However, for comparative purposes only, reconciliation between net income and EBDDT is provided for the three and nine months ended September 30, 2002 and 2001.

Below is a summary of Net income by segment and EBDDT for the Three Months Ended September 30, 2002:

	Asset Management	Suburban
		Commercial	Residential	Urban	Corporate	Total
	(In thousands)
Rental properties:
Rental revenue	$66,191	$—	$—	$—	$—	$66,191
Property operating costs	(18,156)	—	—	—	—	(18,156)
Equity in earnings of operating joint ventures, net	993	—	—	—	—	993

	49,028	—	—	—	—	49,028

Property sales and fee services:
Gain on property sales	3,532	1,133	5,363	—	(60)	9,968
Equity in earnings of development joint ventures, net	—	—	5,028	—	(827)	4,201
Management and development fees	9	1,355	647	744	—	2,755
Selling, general and administrative expenses	(168)	(2,455)	(1,549)	(1,652)	—	(5,824)
Other, net	1,822	(125)	1,702	(336)	—	3,063

	5,195	(92)	11,191	(1,244)	(887)	14,163

Interest expense	(20,200)	—	—	—	3,759	(16,441)
Depreciation and amortization	(16,017)	(259)	(79)	(351)	(894)	(17,600)
Corporate administrative costs	—	—	—	—	(4,284)	(4,284)
Gain on non-strategic asset sales	421	—	—	—	—	421
Other, net	—	—	—	—	803	803
Minority interests	(1,527)	—	—	—	—	(1,527)
Income tax expense	(6,816)	141	(4,476)	642	601	(9,908)

Net income (loss)	$10,084	$(210)	$6,636	$(953)	$(902)	14,655

Depreciation and amortization						17,600
Depreciation recapture						(1,901)
Deferred income taxes						6,175
Gain on non-strategic asset sales						(421)

Earnings before depreciation and deferred taxes(1)						$36,108

Net income by segment and EBDDT for the Three Months Ended September 30, 2001:

Rental properties:
Rental revenue	$59,116	$—	$—	$—	$—	$59,116
Property operating costs	(17,390)	—	—	—	—	(17,390)
Equity in earnings of operating joint ventures, net	1,184	—	—	—	—	1,184

	42,910	—	—	—	—	42,910

Property sales and fee services:
Gain on property sales	19,139	5,919	1,364	1,508	(215)	27,715
Equity in earnings of development joint ventures, net	—	—	14,420	—	(931)	13,489
Management and development fees	108	766	(5)	397	—	1,266
Selling, general and administrative expenses	(300)	(3,024)	(1,812)	(1,237)	—	(6,373)
Other, net	846	(1,163)	(786)	976	—	(127)

	19,793	2,498	13,181	1,644	(1,146)	35,970

Interest expense	(18,825)	—	—	—	4,930	(13,895)
Depreciation and amortization	(11,918)	(52)	(124)	(423)	(360)	(12,877)
Corporate administrative costs	—	—	—	—	(4,685)	(4,685)
Gain on non-strategic asset sales	765	—	—	—	—	765
Other, net	—	—	—	—	1,152	1,152
Minority interests	(1,604)	—	—	—	—	(1,604)
Income tax expense	(12,443)	(979)	(5,223)	(488)	43	(19,090)

Net income (loss)	$18,678	$1,467	$7,834	$733	$(66)	28,646

Depreciation and amortization						12,877
Depreciation recapture						(8,176)
Deferred income taxes						13,747
Gain on non-strategic asset sales						(765)

Earnings before depreciation and deferred taxes						$46,329

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

Below is a summary of Net income by segment and EBDDT for the Nine Months Ended September 30, 2002:

	Asset Management	Suburban		Urban	Corporate	Total
		Commercial	Residential
	(In thousands)
Rental properties:
Rental revenue	$194,750	$—	$—	$—	$—	$194,750
Property operating costs	(51,355)	—	—	—	—	(51,355)
Equity in earnings of operating joint ventures, net	6,838	—	—	—	—	6,838

	150,233	—	—	—	—	150,233

Property sales and fee services:
Gain on property sales	27,202	5,907	29,040	—	(576)	61,573
Equity in earnings of development joint ventures, net	—	—	22,585	—	(2,760)	19,825
Management and development fees	60	3,018	1,102	1,471	—	5,651
Selling, general and administrative expenses	(878)	(6,540)	(7,315)	(5,071)	—	(19,804)
Other, net	10,434	53	4,864	(192)	—	15,159

	36,818	2,438	50,276	(3,792)	(3,336)	82,404

Interest expense	(58,083)	—	—	—	14,659	(43,424)
Depreciation and amortization	(42,919)	(534)	(152)	(820)	(1,781)	(46,206)
Corporate administrative costs	—	—	—	—	(12,748)	(12,748)
Gain on non-strategic asset sales	7,242	—	—	—	—	7,242
Other, net	—	—	—	—	573	573
Minority interests	(4,580)	—	—	—	—	(4,580)
Income tax expense	(35,696)	(766)	(20,164)	1,855	1,055	(53,716)

Net income (loss)	$53,015	$1,138	$29,960	$(2,757)	$(1,578)	79,778

Depreciation and amortization						46,206
Depreciation recapture						(8,121)
Deferred income taxes						30,948
Gain on non-strategic asset sales						(7,242)

Earnings before depreciation and deferred taxes						$141,569

Net income by segment and EBDDT for the Nine Months Ended September 30, 2001:

Rental properties:
Rental revenue	$172,025	$—	$—	$—	$—	$172,025
Property operating costs	(45,598)	—	—	—	—	(45,598)
Equity in earnings of operating joint ventures, net	7,017	—	—	—	—	7,017

	133,444	—	—	—	—	133,444

Property sales and fee services:
Gain on property sales	38,391	16,597	9,473	12,456	(215)	76,702
Equity in earnings of development joint ventures, net	—	—	22,896	—	(1,280)	21,616
Management and development fees	120	2,798	434	468	—	3,820
Selling, general and administrative expenses	(877)	(9,086)	(8,335)	(3,655)	—	(21,953)
Other, net	2,918	868	(2,506)	4,675	—	5,955

	40,552	11,177	21,962	13,944	(1,495)	86,140

Interest expense	(56,763)	(7)	—	(56)	13,221	(43,605)
Depreciation and amortization	(35,417)	(371)	(244)	(1,432)	(1,279)	(38,743)
Corporate administrative costs	—	—	—	—	(15,292)	(15,292)
Gain on non-strategic asset sales	3,901	—	—	—	—	3,901
Other, net	—	—	—	—	7,858	7,858
Minority interests	(4,812)	—	(504)	—	—	(5,316)
Income tax expense	(32,364)	(4,321)	(8,487)	(4,984)	(1,206)	(51,362)

Net income	$48,541	$6,478	$12,727	$7,472	$1,807	77,025

Depreciation and amortization						38,743
Depreciation recapture						(11,428)
Deferred income taxes						39,276
Gain on non-strategic asset sales						(3,901)

Earnings before depreciation and deferred taxes						$139,715

Variance Three Months Ended September 30, 2002 vs Three Months Ended September 30, 2001:

	Asset Management	Suburban
		Commercial	Residential	Urban	Corporate	Total
	(In thousands)
Rental properties:
Rental revenue	$7,075	$—	$—	$—	$—	$7,075
Property operating costs	(766)	—	—	—	—	(766)
Equity in earnings of operating joint ventures, net	(191)	—	—	—	—	(191)

	6,118	—	—	—	—	6,118

Property sales and fee services:
Gain on property sales	(15,607)	(4,786)	3,999	(1,508)	155	(17,747)
Equity in earnings of development joint ventures, net	—	—	(9,392)	—	104	(9,288)
Management and development fees	(99)	589	652	347	—	1,489
Selling, general and administrative expenses	132	569	263	(415)	—	549
Other, net	976	1,038	2,488	(1,312)	—	3,190

	(14,598)	(2,590)	(1,990)	(2,888)	259	(21,807)

Interest expense	(1,375)	—	—	—	(1,171)	(2,546)
Depreciation and amortization	(4,099)	(207)	45	72	(534)	(4,723)
Corporate administrative costs	—	—	—	—	401	401
Gain on non-strategic asset sales	(344)	—	—	—	—	(344)
Other, net	—	—	—	—	(349)	(349)
Minority interests	77	—	—	—	—	77
Income tax expense	5,627	1,120	747	1,130	558	9,182

Net income	$(8,594)	$(1,677)	$(1,198)	$(1,686)	$(836)	(13,991)

Depreciation and amortization						4,723
Depreciation recapture						6,275
Deferred income taxes						(7,572)
Gain on non-strategic asset sales						344

Earnings before depreciation and deferred taxes						$(10,221)

Variance Nine Months Ended September 30, 2002 vs Nine Months Ended September 30, 2001:

Rental properties:
Rental revenue	$22,725	$—	$—	$—	$—	$22,725
Property operating costs	(5,757)	—	—	—	—	(5,757)
Equity in earnings of operating joint ventures, net	(179)	—	—	—	—	(179)

	16,789	—	—	—	—	16,789

Property sales and fee services:
Gain on property sales	(11,189)	(10,690)	19,567	(12,456)	(361)	(15,129)
Equity in earnings of development joint ventures, net	—	—	(311)	—	(1,480)	(1,791)
Management and development fees	(60)	220	668	1,003	—	1,831
Selling, general and administrative expenses	(1)	2,546	1,020	(1,416)	—	2,149
Other, net	7,516	(815)	7,370	(4,867)	—	9,204

	(3,734)	(8,739)	28,314	(17,736)	(1,841)	(3,736)

Interest expense	(1,320)	7	—	56	1,438	181
Depreciation and amortization	(7,502)	(163)	92	612	(502)	(7,463)
Corporate administrative costs	—	—	—	—	2,544	2,544
Gain on non-strategic asset sales	3,341	—	—	—	—	3,341
Other, net	—	—	—	—	(7,285)	(7,285)
Minority interests	232	—	504	—	—	736
Income tax expense	(3,332)	3,555	(11,677)	6,839	2,261	(2,354)

Net income	$4,474	$(5,340)	$17,233	$(10,229)	$(3,385)	2,753

Depreciation and amortization						7,463
Depreciation recapture						3,307
Deferred income taxes						(8,328)
Gain on non-strategic asset sales						(3,341)

Earnings before depreciation and deferred taxes						$1,854

The following is a schedule of the largest ten tenants of our rental portfolio, based on GAAP rents:

Customer Name	State	Type of Product Leased	% of Total Base Rent September 30, 2002
APL Logistics, Inc	CA, IL, KY, TX	Industrial	5.1%
Ford Motor Company	CA, CO, TX	Industrial	2.4%
Kellogg’s USA, Inc.	CA, IL, CO	Industrial	2.2%
J.C. Penney Company	TX	Office	2.1%
Exel Corporation	CA	Industrial	2.1%
Home Depot USA, Inc.	CA	Industrial/Retail	1.8%
Gillette Company	CA, IL	Industrial	1.6%
MCI Telecommunications (1)	CA, WA, IL, MN, TX, OK, OR	Office/Ground Leases	1.5%
Office Depot, Inc.	CA	Industrial/Retail	1.4%
CISCO Technology	CA	Ground Leases	1.4%

(1)
The Company has ten leases with MCI WORLDCOM Communications, Inc. or its affiliates (“MCI”). On July 21, 2002, a group of MCI Companies filed for Chapter 11 reorganization. Pursuant to an order of the United States Bankruptcy Court, the MCI Companies have until September 22, 2003 to assume or reject the leases, but they remain obligated under the Bankruptcy Code to continue to perform their obligations under each lease in a timely manner pending the assumption or rejection of that lease.

Rental Revenue less Property Operating Costs

Rental revenue less property operating costs increased for both the three and nine months ended September 30, 2002, mainly because of additions of buildings, new ground leases, and rental increases from renewals on Same Space (as defined below), partially offset by properties sold. From October 2001 to September 2002, we added a net 6.2 million square feet to our rental portfolio. Rental revenue less operating costs for the three and nine months ended September 30, 2002 and 2001, are summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2002	2001	Difference 2002/2001	2002	2001	Difference 2002/2001
	(In thousands)			(In thousands)
Rental revenue less property operating costs:
Same space(1)	$33,223	$31,354	$1,869	$102,844	$99,065	$3,779
Properties added to portfolio	9,086	4,196	4,890	21,777	7,414	14,363
Properties sold from portfolio	(35)	430	(465)	570	3,348	(2,778)
Ground leases	5,761	5,746	15	18,204	16,600	1,604

	$48,035	$41,726	$6,309	$143,395	$126,427	$16,968

(1)	Same Space properties were owned and operated for the entire current year and the entire immediate preceding year.

We do not expect substantial changes in rental income from our Same Space rental portfolio. Rather, we expect growth in overall portfolio rental income will result primarily from new properties we add to our rental portfolio over time.

Rental revenue less operating costs increased $6.3 million for the three months ended September 30, 2002, as compared to the same period in 2001, primarily attributable to $4.9 million from the additions of buildings and $1.9 million increases in revenue from Same Space, due to higher average rental rate from renewals, partially offset by $0.5 million from properties sold.

Rental revenue less operating costs increased $17.0 million for the nine months ended September 30, 2002, as compared to the same period in 2001, primarily attributable to $16.0 million from the additions of buildings and new ground leases, and $3.8 million from Same Space due to higher average rental rates from renewals. These increases were partially offset by a $2.8 million decrease in revenue from properties sold.

Gain on Property Sales:

Three Months Ended September 30, 2002

	Asset Management	Suburban
		Commercial	Residential	Urban	Corporate	Total
	(In thousands)
Building/Home Sales
Sales Proceeds	$4,486	$—	$—	$—	$—	$4,486
Cost of Sales	(2,346)	—	—	—	—	(2,346)

Gain	2,140	—	—	—	—	2,140

Land/Lot Sales
Sales Proceeds	—	(83)	8,871	—	—	8,788
Cost of Sales	—	708	(3,260)	—	—	(2,552)

Gain	—	625	5,611	—	—	6,236

Ground Lease and Other Sales
Sales Proceeds	1,511	—	—	—	—	1,511
Cost of Sales	(119)	508	(248)	—	(60)	81

Gain (loss)	1,392	508	(248)	—	(60)	1,592

Total sales proceeds	5,997	(83)	8,871	—	—	14,785
Total cost of sales	(2,465)	1,216	(3,508)	—	(60)	(4,817)

Total gain (loss) on property sales	$3,532	$1,133	$5,363	$—	$(60)	$9,968

Three Months Ended September 30, 2001

	Asset Management	Suburban
		Commercial	Residential	Urban	Corporate	Total
	(In thousands)
Building/Home Sales
Sales Proceeds	$27,972	$10,663	$1,064	$—	$—	$39,699
Cost of Sales	(9,367)	(6,327)	—	—	—	(15,694)

Gain	18,605	4,336	1,064	—	—	24,005

Land/Lot Sales
Sales Proceeds	—	8,662	981	13,106	—	22,749
Cost of Sales	—	(7,004)	(831)	(11,598)	—	(19,433)

Gain	—	1,658	150	1,508	—	3,316

Ground Lease and Other sales
Sales Proceeds	1,876	—		—	—	1,876
Cost of Sales	(1,342)	(75)	150	—	(215)	(1,482)

Gain (loss)	534	(75)	150	—	(215)	394

Total sales proceeds	29,848	19,325	2,045	13,106	—	64,324
Total cost of sales	(10,709)	(13,406)	(681)	(11,598)	(215)	(36,609)

Total gain (loss) on property sales	$19,139	$5,919	$1,364	$1,508	$(215)	$27,715

Nine Months Ended September 30, 2002

	Asset Management	Suburban		Urban	Corporate	Total
		Commercial	Residential
	(In thousands)
Building/Home Sales
Sales Proceeds	$34,141	$—	$—	$—	$—	$34,141
Cost of Sales	(12,411)	—	—	—	—	(12,411)

Gain	21,730	—	—	—	—	21,730

Land/Lot Sales
Sales Proceeds	—	40,519	54,993	—	—	95,512
Cost of Sales	—	(35,470)	(27,257)	—	—	(62,727)

Gain	—	5,049	27,736	—	—	32,785

Ground Lease and Other Sales
Sales Proceeds	6,980	388	2,053	—	—	9,421
Cost of Sales	(1,508)	470	(749)	—	(576)	(2,363)

Gain (loss)	5,472	858	1,304	—	(576)	7,058

Total sales proceeds	41,121	40,907	57,046	—	—	139,074
Total cost of sales	(13,919)	(35,000)	(28,006)	—	(576)	(77,501)

Total gain (loss) on property sales	$27,202	$5,907	$29,040	$—	$(576)	$61,573

Nine Months Ended September 30, 2001

	Asset Management	Suburban		Urban	Corporate	Total
		Commercial	Residential
	(In thousands)
Building/Home Sales
Sales Proceeds	$37,897	$18,719	$9,436	$—	$—	$66,052
Cost of Sales	(13,245)	(13,087)	(7,127)	—	—	(33,459)

Gain	24,652	5,632	2,309	—	—	32,593

Land/Lot Sales
Sales Proceeds	—	26,383	19,185	49,793	—	95,361
Cost of Sales	—	(15,538)	(12,194)	(37,337)	—	(65,069)

Gain(2)	—	10,845	6,991	12,456	—	30,292

Ground Lease and Other Sales
Sales Proceeds	28,773	—	—	—	—	28,773
Cost of Sales	(15,034)	120	173	—	(215)	(14,956)

Gain (loss)	13,739	120	173	—	(215)	13,817

Total sales proceeds	66,670	45,102	28,621	49,793	—	190,186
Total cost of sales	(28,279)	(28,505)	(19,148)	(37,337)	(215)	(113,484)

Total gain (loss) on property sales	$38,391	$16,597	$9,473	$12,456	$(215)	$76,702

Variance Three Months Ended September 30, 2002 vs Three Months Ended September 30, 2001

	Asset Management	Suburban
		Commercial	Residential	Urban	Corporate	Total
	(In thousands)
Building/Home Sales
Sales Proceeds	$(23,486)	$(10,663)	$(1,064)	$—	$—	$(35,213)
Cost of Sales	7,021	6,327	—	—	—	13,348

Gain	(16,465)	(4,336)	(1,064)	—	—	(21,865)

Land/Lot Sales
Sales Proceeds	—	(8,745)	7,890	(13,106)	—	(13,961)
Cost of Sales	—	7,712	(2,429)	11,598	—	16,881

Gain	—	(1,033)	5,461	(1,508)	—	2,920

Ground Lease and Other Sales
Sales Proceeds	(365)	—	—	—	—	(365)
Cost of Sales	1,223	583	(398)	—	155	1,563

Gain	858	583	(398)	—	155	1,198

Total sales proceeds	(23,851)	(19,408)	6,826	(13,106)	—	(49,539)
Total cost of sales	8,244	14,622	(2,827)	11,598	155	31,792

Total gain (loss) on property sales	$(15,607)	$(4,786)	$3,999	$(1,508)	$155	$(17,747)

Variance Nine Months Ended September 30, 2002 vs Nine Months Ended September 30, 2001

	Asset Management	Suburban
		Commercial	Residential	Urban	Corporate	Total
	(In thousands)
Building/Home Sales
Sales Proceeds	$(3,756)	$(18,719)	$(9,436)	$—	$—	$(31,911)
Cost of Sales	834	13,087	7,127	—	—	21,048

Gain	(2,922)	(5,632)	(2,309)	—	—	(10,863)

Land/Lot Sales
Sales Proceeds	—	14,136	35,808	(49,793)	—	151
Cost of Sales	—	(19,932)	(15,063)	37,337	—	2,342

Gain	—	(5,796)	20,745	(12,456)	—	2,493

Ground Lease and Other Sales
Sales Proceeds	(21,793)	388	2,053	—	—	(19,352)
Cost of Sales	13,526	350	(922)	—	(361)	12,593

Gain (loss)	(8,267)	738	1,131	—	(361)	(6,759)

Total sales proceeds	(25,549)	(4,195)	28,425	(49,793)	—	(51,112)
Total cost of sales	14,360	(6,495)	(8,858)	37,337	(361)	35,983

Total gain (loss) on property sales	$(11,189)	$(10,690)	$19,567	$(12,456)	$(361)	$(15,129)

During the three months ended September 30, 2002, we sold a 70,000 square foot existing operating property, closed on the sale of improved land capable of supporting 107,000 square feet of commercial development and 112.7 acres of ground leases. During the same period in 2001, we sold five existing operating properties and a newly completed commercial building totaling 442,000 square feet, sold improved land capable of supporting 0.4 million square feet of commercial development, sold 308.71 acres of ground leases, and sold 1.4 acres of Urban land.

For the three months ended September 30, 2002, we closed on the sales of 53 residential lots. No residential lots or homes were sold for the three months ended September 30, 2001, but a $1.4 million gain on residential property sales was recognized, which represents our portion of profit participation related to certain properties that were sold in the prior year (see Variability in Results section).

During the nine months ended September 30, 2002, we sold six operating properties totaling 769,000 square feet of building space sold, closed on the sale of improved land capable of supporting 3.4 million square feet of commercial development, and closed on the sale of 569.4 acres of ground leases. During the same period in 2001, we sold seven existing operating properties and two newly completed commercial buildings totaling 729,000 square feet, sold improved land capable of supporting 5.0 million square feet of commercial development, and sold 959.9 acres of ground leases and 5.1 acres of Urban land.

For the nine months ended September 30, 2002, we also closed on the sales of 324 residential lots, as compared to 227 residential lots and 55 homes during the same period in 2001. In addition, the gain for the nine months ended September 30, 2002 and 2001, from Suburban-Residential segment included $2.1 million and $1.1 million, respectively, of our portion of profit participation related to certain properties that were sold in the prior year (see Variability in Results section).

Equity in Earnings of Development Joint Ventures, Net

Our Equity in Earnings of Development Joint Ventures is generated from our Suburban-Residential investments. The tables below summarize the activities of our shares from the Joint Ventures for the three and nine months ended September 30, 2002 and 2001. The decrease in our share of gain from sales is primarily because of the sale of our investment interest in the Brookfield joint venture during 2001. Also, see Variability in Results section. As we have not entered into any significant new joint ventures in 2002, nor are many new investments anticipated, the Equity in Earnings of Development Joint Ventures, Net will likely decline over time.

	Three Months Ended September 30, 2002					Three Months Ended September 30, 2001
Projects	Lots/Homes Sold	Sales		Cost of Sales	Gain (loss)	Lots/Homes Sold	Sales	Cost of Sales	Gain (loss)
	(In thousands)
Brookfield	—	$—		$—	$—	392	$14,800	$(6,601)	$8,199
Talega Village	21	10,325		(9,573)	752	22	10,457	(9,964)	493
Serrano	267	18,630		(16,664)	1,966	5	12,126	(12,260)	(134)
Talega	—	553	(1)	(319)	234	1	9,480	(7,723)	1,757
Parkway	—	7,331	(1)	(6,082)	1,249	190	15,069	(11,895)	3,174

Total	288	$36,839		$(32,638)	$4,201	610	$61,932	$(48,443)	$13,489

	Nine Months Ended September 30, 2002				Nine Months Ended September 30, 2001
Projects	Lots/Homes Sold	Sales	Cost of Sales	Gain (loss)	Lots/Homes Sold	Sales	Cost of Sales	Gain (loss)
	(In thousands)
Brookfield	—	$—	$—	$—	524	$77,013	$(62,611)	$14,402
Talega Village	53	27,634	(25,507)	2,127	22	10,457	(10,110)	347
Serrano	765	57,932	(52,598)	5,334	51	33,641	(32,243)	1,398
Talega	444	32,941	(30,676)	2,265	108	22,155	(19,860)	2,295
Parkway	570	53,171	(43,072)	10,099	190	15,069	(11,895)	3,174

Total	1,832	$171,678	$(151,853)	$19,825	895	$158,335	$(136,719)	$21,616

(1)	Deferred revenue on prior sales for the three months ended September 30, 2002.

Management and Development Fees

Management and development fees primarily consist of fees earned related to development and construction management services provided to third parties as well as our joint venture projects, and loan guarantee fees. New fees included in the three and nine months ended September 30, 2002, were from development management activities commenced in September 30, 2001, related to a new joint venture development at the Mission Bay project of $0.7 million and $1.5 million, respectively, loan guarantee fees related to an investment in an unconsolidated joint venture in Colorado of $0.5 million and $0.8 million, respectively, management fees from two joint venture projects of $0.6 million and $0.9 million, respectively, and management fees related to a build-to-suit construction management contract of $0.2 million and $0.5 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.5 million and $2.1 million for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001, primarily due to employee-related expenses and the expense in 2001 of certain development costs previously capitalized.

Other

“Other” consists primarily of interest income, lease termination fees, expense of previously capitalized costs, and other miscellaneous expenses. For the three and nine months ended September 30, 2002, “Other” included interest income of $2.7 million and $7.7 million, respectively, which is $0.3 million and $0.1 million lower than that of the same periods in 2001 because of lower short-term investments and lower interest rates; also included in 2002, were $0.8 million and $8.2 million, respectively, in lease termination fees. For the three and nine months ended September 30, 2001, “Other” included interest income of $3.0 million and $7.8 million, lease termination fees of $0.2 million and $3.6 million, the expense of certain predevelopment costs previously capitalized of $1.8 million, and expenses related to costs overruns on a fixed price construction contract of $0.4 million and $2.9 million, respectively.

Interest

Following is a summary of interest:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2002	2001	Difference	2002	2001	Difference
	(In thousands)			(In thousands)
Total interest incurred	$21,754	$20,674	$1,080	$62,638	$62,640	$(2)
Interest capitalized	(5,313)	(6,779)	1,466	(19,214)	(19,035)	(179)

Interest expensed	$16,441	$13,895	$2,546	$43,424	$43,605	$(181)

Interest expense increased $2.5 million and decreased $0.2 million for the three and nine months ended September 30, 2002, as compared to the same periods of 2001, primarily because of higher interest incurred due to higher average debt balance as a result of additional debt placed on the newly completed operating rental properties and lower capitalized interest because of lower development activities in current quarter.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $4.7 million and $7.5 million for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The increases were because of an increase from new buildings added to the portfolio between October 2001 and September 2002 of $2.2 million and $4.9 million for the three and nine months ended September 30, 2002, respectively, and an increase in amortization of lease commissions of $0.5 million and $0.6 million for the three and nine months ended September 30, 2002, respectively. In addition, we recorded a charge of $2.1 million related to assets placed in service in prior periods but not depreciated.

Corporate Administrative Costs

Corporate administrative costs consist primarily of general and administrative expenses. General and administrative expenses decreased by $0.4 million and $2.5 million for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001, primarily due to decreases in employee related expenses and professional fees.

Gain on Non-Strategic Asset Sales

Gain on sales of non-strategic assets for the three months ended September 30, 2002, approximated that of 2001. Gain on sales of non-strategic assets for the nine months ended September 30, 2002, increased $3.3 million, as compared to the same period of 2001, primarily because of higher sales of remaining desert property (see Variability in Results section).

Other

“Other” consists primarily of interest income, consulting fees, legal reserve, and other miscellaneous expenses. For the three and nine months ended September 30, 2002, “Other” included interest income of $43,000 and $0.2 million, respectively, which is $2.8 million and $11.5 million lower than that of the same periods in 2001 because of lower short-term investments as well as lower interest rates; “Other” also included a reduction in legal reserve of $1.0 million and $0.7 million for the three and nine months ended September 30, 2002. For the three and nine months ended September 30, 2001, “Other” included interest income of $2.8 million and $11.7 million, a $0.6 million expense for legal reserve, and consulting fees of $1.0 million and $3.0 million, respectively.

Minority Interests

In 1999, we formed a subsidiary real estate investment trust (“REIT”) for financing purposes and sold 10% of this subsidiary’s stock to minority investors. This subsidiary is consolidated for financial reporting purposes. Minority interest for the three months ended September 30, 2002, approximated that of 2001. The decrease of $0.7 million for the nine months ended September 30, 2002, was primarily because of the 2001 sale of a 190-home site in Oxnard, California, by a consolidated joint venture.

Income taxes

Currently for 2002, our projected current tax rate is 17.05% and deferred tax rate is 23.18% as compared to 9.41% and 30.60%, respectively, for 2001. Current tax rates increased in the third quarter of 2002, compared to the third quarter of 2001, primarily due to decreased employee stock option exercises in 2002, timing differences related to residential land and building sales, and reduced tax deductible interest expense (due to lower interest rates) paid to a closely held mortgage real estate investment trust. The current tax rate is projected to increase in future periods.

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

The variability of the timing of property sales, as noted above, has resulted in realization of a high level of gain from sales activity in the first and second quarters of 2002. As expected, a similar high level of gain did not occur in the third quarter of 2002 and it is expected that a similar high level of gain from sales will not occur in the fourth quarter of this year. Consequently, the third quarter 2002 Net Income and Earnings Per Share were lower than those reported in the first and second quarters of 2002, and we expect that the fourth quarter 2002 Net Income and Earnings Per Share will also be lower than those reported in the first two quarters and will approximate the amount reported in the third quarter.

Liquidity and Capital Resources

Off-balance sheet arrangements, contractual obligations, and commitments

We have the following off-balance sheet arrangements, contractual obligations, and commitments, which are disclosed in various sections of the Condensed Consolidated Financial Statements, Notes to Condensed Consolidated Financial Statements, and elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. They exist in the following areas:

•	Unconsolidated real estate joint ventures:

Capital contribution requirements

Debt and debt service guarantees

•	Surety bonds and standby letters of credit

•	Executed contracts for construction and development activity

Unconsolidated real estate joint ventures- capital contribution requirements

We have investments in ten unconsolidated real estate joint ventures. Four of the joint ventures are involved in the operation of rental real estate properties, and the remaining six are involved in real estate development for investment or sale. We use the equity method of accounting for all of our investments in unconsolidated joint ventures.

We are required to make additional capital contributions to one of the unconsolidated joint ventures should additional capital contributions be necessary to fund cost overruns if actual development costs exceed the approved project development budget. The development budget is approximately $252.5 million, of which $165 million is to be funded from a construction loan, which was closed in September 2002, $62.5 million from our partners, and the remaining $25 million from us. As of September 30, 2002, we had contributed $15.4 million of the $25 million; no additional capital contribution is expected to be necessary.

We have also agreed with another of our unconsolidated joint ventures to fund up to $5.7 million for certain construction costs, if necessary. As of September 30, 2002, no additional funding is required.

Unconsolidated real estate joint ventures- debt and debt service guarantees

We have made certain debt service guarantees for five of our unconsolidated joint ventures. At September 30, 2002, based on the joint ventures’ outstanding debt balance, these debt service guarantees totaled $51.6 million. Of the total guarantees, $31.4 million relates to three unconsolidated residential development joint ventures, and $20.2 million relates to two unconsolidated commercial development joint ventures. These debt service guarantees are typical business arrangements commonly required of developers in real estate development. Examples of events that would require us to provide a cash payment pursuant to a guarantee include a loan default, which would result from failure of the primary borrower to service the debt when due, or non-compliance of the primary borrower with financial covenants and inadequacy of asset collateral. Our guarantee exposure is generally limited to situations in which the value of the collateral is not sufficient to satisfy the outstanding indebtedness. At September 30, 2002, we have not been required to satisfy any amounts pursuant to these debt and debt service guarantees.

Surety bonds, standby letters of credit and commitments

As of September 30, 2002, we have $350.7 million in surety bonds, outstanding standby letters of credit in favor of local municipalities or financial institutions, and commitments to guarantee leases, the construction of real property improvements or financial obligations. Surety bonds and commitments are to guarantee the construction of public improvements and infrastructure such as sewer, streets, traffic signals, grading, and wildlife preservations, in connection with our various development projects. Surety bonds are commonly required by public agencies from developers in real estate development. The surety bonds and standby letters of credit are renewable and expire upon completion of the required improvements. Standby letters of credit are a form of credit enhancement commonly required in real estate development when bonds are issued to finance public improvements.

Executed contracts for construction and development activity

At September 30, 2002, we have open construction and development contracts with vendors totaling $237.6 million related to our various projects, as compared to $273.3 million at December 31, 2001.

The following table summarizes our outstanding contractual obligations as of September 30, 2002, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total		Due within 2002	Due in 2003-2005	Due in 2006-2007	Due Thereafter
	(In thousands)
Mortgage and Other Debt	$1,480,231	(1)	$36,591	$364,293	$207,130	$872,217
Operating Leases	7,548		649	6,446	228	225
Contracts	237,574	(2)	116,557	105,995	4,681	10,341

Total Contractual Obligations	$1,725,353		$153,797	$476,734	$212,039	$882,783

(1)
Includes approximately $298,000 of mortgage notes associated with assets held for sale that is presented as “Liabilities associated with assets held for sale” on our condensed consolidated balance sheet.

(2)	A portion of these obligations is expected to be reimbursed by third parties, including bond proceeds.

The following table summarizes our outstanding commitments as of September 30, 2002, and the effect such commitments may have on liquidity and cash flow in future periods:

		Amount of Commitment Expiration Per Period
Commitments	Total Amounts Committed	Due within 2002	Due in 2003-2005	Due in 2006-2007	Due Thereafter
	(In thousands)
Standby Letters of Credit, Surety Bonds and Commitments	$350,751	$157,804	$192,937	$10	$—
Debt Guarantees	51,638	51,638	—	—	—

Total Commitments	$402,389	$209,442	$192,937	$10	$—

Cash flows from operating activities

Cash provided by operating activities reflected in the statement of cash flows for the nine months ended September 30, 2002 and 2001, was $161.8 million and $284.8 million, respectively. The decrease of $123.0 million was primarily attributed to the receipt of a $104.8 million prepayment of rent associated with a 34-year ground lease in 2001. In addition, there were decreases of $34.6 million in cash received from sales proceeds and $11.8 million due to prepayments for various expenses, partially offset by an increase of $43.0 million from operating distributions, primarily from four of our consolidated residential joint ventures due to more homes and lots sold. The remaining decrease of $14.8 million was primarily due to the timing of payments for our accrued construction costs.

Cash flows from investing activities

Net cash used in investing activities reflected in the statement of cash flows for the nine months ended September 30, 2002 and 2001, was $290.9 million and $168.3 million, respectively. The increase in use of $122.6 million was attributed to the following: (1) an increase of $12.9 million was due to higher capital expenditures for investment properties in 2002; (2) an increase of $32.5 million due to the reimbursable predevelopment and infrastructure costs incurred at Mission Bay and Pacific Commons during the nine months ended September 30, 2002; (3) an increase of $13.4 million due to a capital contribution made to one of our unconsolidated joint ventures in 2002; (4) a reduction of $18.9 million in proceeds from the sale of investment properties; and (5) a $45.0 million increase in restricted cash and investments as of September 30, 2002.

Capital expenditures reflected in the statement of cash flows include the following:

	Nine Months Ended September 30,
	2002	2001
	(In thousands)
Capital Expenditures from Operating Activities(1)
Capital expenditures for development properties	$13,616	$15,629
Predevelopment	3,501	1,021
Infrastructure and other	17,756	17,508
Residential property acquisitions	7,139	—
Other property acquisitions	738	13,000
Capitalized interest and property tax	470	784

Capital expenditures in cash flows for operating activities	43,220	47,942
Seller-financed acquisitions	—	10,000

Total capital expenditures in operating activities	43,220	57,942

Capital Expenditures from Investing Activities(2)
Construction and building improvements	130,182	106,244
Predevelopment	15,624	15,545
Infrastructure and other	40,036	42,995
Commercial property acquisitions	23,449	46,888
Other property acquisitions	9,354	1,032
Tenant improvements	5,912	1,832
Capitalized interest and property tax	21,797	18,915

Capital expenditures for investment properties	246,354	233,451
Reimbursable construction costs	32,497	—
Contribution to joint ventures	13,403	—

Total capital expenditures in investing activities	292,254	233,451

Total capital expenditures(3)	$335,474	$291,393

(1)	This category primarily includes capital expenditures for properties we intend to build and sell.
(2)	This category primarily includes capital expenditures for properties we intend to hold for our own account.
(3)	Total capital expenditures include capitalized general and administrative expenses of $11.8 million and $14.5 million for the nine months ended September 30, 2002 and 2001, respectively.

Capital expenditures for development properties—This item relates to the development of residential, urban, and commercial for-sale development properties. The decrease is primarily because of the decrease in commercial development activities partially offset by an increase in urban development activities for properties that we intend to build and sell.

Property acquisitions—For the nine months ended September 30, 2002, we invested approximately $40.7 million in property acquisitions; $16.5 million for the acquisition of two commercial buildings, which added approximately 488,000 square feet to our income producing portfolio; $7.0 million for the acquisition of commercial land, which added 2.4 million square feet of potential development; $7.1 million for the acquisition of land capable of supporting an estimated 2,149 residential units; $0.7 million for land to be sold; and $9.4 million for the acquisition of furniture, fixtures, and equipment, primarily consisting of a corporate aircraft.

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

Construction and building improvements—This item relates primarily to development of new properties held for lease. This development activity is summarized below (in square feet):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)		(In thousands)
Commercial Development
Wholly owned:
Under construction, beginning of period	2,927	2,583	6,143	3,474
Construction starts	985	2,688	1,567	3,062
Completed—retained in portfolio	(2,050)	(192)	(5,848)	(1,304)
Completed—design/build or sold	—	(74)	—	(227)

Subtotal under construction, end of period	1,862	5,005	1,862	5,005

Joint Venture Projects:
Under construction, beginning of period	305	—	—	—
Construction starts	—	—	305	—

Subtotal under construction, end of period	305	—	305	—

Total commercial development construction	2,167	5,005	2,167	5,005

Urban Development
Wholly owned:
Under construction, beginning of period(1)	361	283	361	283
Construction starts	—	—	—	—

Subtotal under construction, end of period	361	283	361	283

Joint Venture Projects:
Under construction, beginning of period	695	—	695	—
Construction starts	—	695	—	695

Subtotal under construction, end of period	695	695	695	695

Total urban development construction	1,056	978	1,056	978

Total under construction, end of period	3,223	5,983	3,223	5,983

(1)
Includes approximately 45,000 square feet of residential units, which we intend to sell; excludes approximately 280,000 square feet of commercial space on which construction was started but stopped during 2001.

Predevelopment—This item relates to amounts incurred for our urban, commercial, and residential development projects, primarily the Mission Bay project in San Francisco, California, the Santa Fe Depot project in San Diego, California, the Vista Range project in Commerce City, Colorado, and the Westbluffs project in Playa Del Rey, California. The increase primarily resulted from the activity for the projects in San Francisco, California; Commerce City, Colorado; and Playa Del Rey, California. For the nine months ended September 30, 2002, approximately $13.3 million of predevelopment costs incurred at Mission Bay are reimbursable, as discussed in Reimbursable construction costs below.

Infrastructure and other—This item primarily represents infrastructure costs incurred in connection with our urban, commercial, and residential projects. Infrastructure costs relate primarily to the projects at Hercules, California; Woodridge, Illinois; Denver, Colorado; Ontario, California; Fremont, California; and Mission Bay, San Francisco, California. For the nine months ended September 30, 2002, approximately $51 million and $11.3 million of infrastructure and other costs incurred at Mission Bay and Pacific Commons, respectively, are reimbursable, as discussed in Reimbursable construction costs below.

Reimbursable construction costs—For the nine months ended September 30, 2002, approximately $75.6 million of total predevelopment and infrastructure costs incurred are reimbursable, pursuant to various Community Facility District (“CFD”) bonds issued in 2001. As of September 30, 2002, of the total $75.6 million reimbursable costs, approximately $42.0 million has been reimbursed, of which, approximately $36.2 million was from our CFD bonds and approximately $5.8 million was from a third party, and the remaining balance is recorded as Other Assets in the accompanying Condensed Consolidated Balance Sheet.

Cash flows from financing activities

Net cash provided by financing activities reflected in the statement of cash flows for the nine months ended September 30, 2002 and 2001, was $173.5 million and $16.2 million, respectively. The increase of $157.3 million in 2002 was attributed to the following: (1) an increase of $151.9 million due to no treasury stock purchases during the nine months ended September 30, 2002, as compared to $151.9 million expended for the purchase of 8,855,497 shares of our treasury stock under the share repurchase program during the same period in 2001 and (2) an increase of $11.1 million primarily attributable to higher net borrowings offset by (3) a decrease of $6.1 million due to lower proceeds from the issuance of common stock attributable to exercise of stock options.

Capital commitments

As of September 30, 2002, we had outstanding standby letters of credit, surety bonds and commitments in the amount of $350.7 million to guarantee performance on real property improvements or financial obligations.

As of September 30, 2002, we had approximately $237.6 million in total contractual obligations for capital expenditures to vendors. These commitments are primarily contracts to construct commercial, residential, and urban development projects, predevelopment costs, and re-leasing costs.

As a partner in certain joint ventures, we have made certain debt guarantees totaling $51.6 million at September 30, 2002 (see Note 8 of the accompanying Condensed Consolidated Financial Statements).

Cash balances, available borrowings, and capital resources

As of September 30, 2002, we had total cash of $302.7 million, of which $35.6 million is restricted cash. In addition to the $302.7 million cash balance, we had $54.8 million in borrowing capacity under our commercial construction facilities, available upon satisfaction of certain conditions.

Our short-term and long-term liquidity and capital resources requirements will be provided primarily from four sources: (1) cash on hand, (2) ongoing income from our rental portfolio, (3) proceeds from sales of developed properties, land and non-strategic assets, and (4) additional debt. As noted above, existing construction loan facilities are available for meeting certain short-term liquidity requirements. Our ability to meet our mid- and long-term capital requirements is, in part, dependent upon the ability to obtain additional financing for new construction, completed buildings, acquisitions, and currently unencumbered properties. There is no assurance that we can obtain this financing or obtain this financing on favorable terms.

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

Debt covenants—Three of our credit agreements, totaling $135 million, contain corporate financial covenants including a minimum debt service coverage ratio of 1.6 to 1, a maximum leverage ratio of 60.0%, and a minimum tangible net worth of $419.6 million (subject to adjustment for stock buybacks), all terms as defined in those credit agreements. As of or for the period ending September 30, 2002, the actual results, were 1.96; 54.1%; and $524.9 million, respectively. Our partial guarantee of one of our joint venture’s construction loans of $165 million has the same debt service and tangible net worth covenants, but a different maximum leverage covenant definition. Under this definition our leverage ratio is 57.4% versus a covenant of 65%. Our performance against these covenants is measured on a quarterly basis, with debt service coverage being measured on a four-quarter trailing basis. In the event we were to breach any of these covenants and were unable to negotiate satisfactory waivers or amendments, our lenders in these credit facilities could declare amounts outstanding due and payable.

Bonds—At September 30, 2002, we have $80.9 million of assessment district bonds recorded as “Mortgage and other debt” in the accompanying Condensed Consolidated Balance Sheet. Approximately $35.3 million of bonds with an estimated weighted average variable interest rate of 3.5% were issued by Traer Creek Metropolitan District to fund one of our unconsolidated joint venture investments in Avon, Colorado, $11.9 million with an estimated weighted average variable interest rate of 6.42% were issued by Northwestern Business Center Metropolitan District to fund our development project in Westminster, Colorado, $12.0 million with an estimated weighted average variable interest rate of 4.0% were issued by Stapleton Business Center Metropolitan District to fund our development project in Denver, Colorado, and the remaining $21.7 million with estimated weighted average variable interest rates ranging from 5.42% to 8.7% were issued by various districts to fund other development projects (see Note 5 of the accompanying Condensed Consolidated Financial Statement for details).

In addition to the above bonds, $101 million of Community Facility District bonds were sold in 2001 to finance public infrastructure improvements at Mission Bay in San Francisco and Pacific Commons in Fremont, California. The bonds related to the Mission Bay and Pacific Commons were not required to be recorded in our accompanying Condensed Consolidated Balance Sheet. These bonds have a series of maturities up to thirty years. Bonds totaling $71 million were issued for Mission Bay, of which $17 million have a floating rate of interest initially set at 2.85% and currently at 1.65%, with the remaining $54 million at a fixed rate of 6.02%. We provided a letter of credit totaling $17 million in support of the floating rate bond issued for Mission Bay. At Pacific Commons, $30 million of bonds were issued and have a weighted average fixed interest rate of 6.2%. Upon completion of the infrastructure improvements at Mission Bay and Pacific Commons, for which the $71 million and $30 million CFD bonds were issued, respectively, the improvements will be transferred to the respective cities. The expected reimbursement of the infrastructure costs from the bonds is reflected in Other Assets.

At September 30, 2002, for Mission Bay, $2.5 million of the $17 million floating rate bonds and $24.6 million of the $54 million fixed rate bonds were used to reimburse costs we incurred on behalf of the district. For Pacific Commons, approximately $9.1 million of the bonds were used to reimburse costs we incurred on the district’s behalf as of September 30, 2002. As of September 30, 2002, we have incurred costs of $43.9 million for Mission Bay and $2.2 million for Pacific Commons that have not been reimbursed. In addition, we have also incurred $12.6 million of public infrastructure improvement costs at Mission Bay in anticipation of reimbursement from additional CFD bonds to be sold in the fourth quarter of 2002. Subsequent to September 30, 2002, $23.4 million of additional CFD bonds were sold with a floating rate of 1.85%, and secured by a letter of credit.

At Mission Bay, the landowners must satisfy any shortfall in annual debt service obligations for the CFD bonds, if incremental tax revenues generated by the projects are insufficient. At Pacific Commons, developed and designated developed property is taxed first, and any shortfall in annual debt service is paid by a tax on vacant land.

Insurance—Changes in the insurance industry over the last year have caused the availability of certain types of coverage to decrease and the cost of available coverage to increase. In renewing our policies, we were able to essentially obtain all of our historical levels and types of insurance (although at a higher cost and, in certain instances, a higher deductible level and/or more restrictive conditions), except: (1) terrorism coverage is now excluded from all policies (with one exception noted below) and (2) liability coverage for our residential business, which now has a higher deductible and a much lower policy limit. There can be no assurance that significant losses in excess of insurance proceeds will not occur.

The Company has elected not to obtain terrorism insurance for most of its portfolio at this time because: (1) the majority of our properties consist of warehouse/distribution and suburban office and retail which we consider to be relatively low-risk, and (2) available terrorism coverage is extremely limited at unreasonably high costs which renders the coverage economically unjustifiable. However we have placed terrorism coverage for a single asset located near downtown San Francisco and are exploring coverage on several other properties located near major urban centers.

The Company has entered into various loan documents containing customary covenants requiring the Company to maintain insurance. One or more of our lenders may take the position that a terrorism exclusion from property and casualty insurance coverage is a breach of these loans and require the Company to obtain terrorism-specific insurance. We do not believe such a demand would be commercially reasonable because of the inability to obtain coverage at economically justifiable prices, and we would vigorously defend our position. If any of our lenders insist on coverage for these risks, the Company could be required to obtain terrorism insurance on certain assets or it could adversely affect the Company’s ability to refinance certain loans.

Tax Audit—In 2002, the State of California Franchise Tax Board (“FTB”) began auditing two of our joint ventures for the years 1999 and 2000. Both audits are in process and no audit adjustments have been proposed. In early July, the FTB notified us that it will audit the Company’s tax returns for the years 1999 and 2000. The audit has not yet commenced. The last state audit of our tax returns was in 1991. Any adjustments as a result of these audits could result in accelerated deferred tax liabilities and additional tax payments.

Related party transactions

In 2001, we formed Third and King Investors, LLC, an unconsolidated joint venture. The joint venture is building a large mixed-use project at Mission Bay in San Francisco, California, consisting of approximately 595 apartments, 127,000 square feet of commercial space, and 945 parking stalls. As part of the transaction, a subsidiary entered into a 99-year ground lease with the venture, and we recognized $0.9 million and $2.7 million in rental income from this ground lease for the three and nine months ended September 30, 2002, respectively, and $0.9 million for the three and nine months ended September 30, 2001. In September 2002, the joint venture closed and secured a $165 million construction loan for the project. We have also agreed with the venture to fund, on a pro-rata basis, the balance of equity capital required and certain cost overruns, if actual construction costs exceed the guaranteed maximum price as set forth in the construction contract. As of September 30, 2002, no additional capital funding is required.

We also provide development and management services and loan guarantees to several of our unconsolidated joint venture investments. Fees earned were $1.4 million and $2.5 million for the three and nine months ended September 30, 2002, respectively, and $0.4 million for the three and nine months ended September 30, 2001.

We have a $4.6 million note receivable from an unconsolidated joint venture for project costs plus accrued interest at 9.0%. This note is collateralized by property owned by the venture and matures in October 2028. We also have entered into various lease agreements with this unconsolidated joint venture. We incurred rent expense of $34,000 in each of the three-month periods ended September 30, 2002 and 2001, and $102,000 for the nine months ended September 30, 2002 and 2001; this lease will expire in November 2011.

As lessor, we entered into a ground lease, which will expire in August 2054. We recognized rental income of $0.1 million in each of the three-month periods ended September 30, 2002 and 2001, and $0.3 million for each of the nine-month periods ended September 30, 2002 and 2001; and recorded a $1.7 million receivable associated with this lease. The venture’s current projection reflects approximately $0.5 million available funds, per year, from its operations to pay down our receivables.

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

Environmental Matters

Many of our properties and our subsidiaries’ properties are in urban and industrial areas and may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We and our subsidiaries incur ongoing environmental remediation and disposal costs and legal costs relating to clean up, defense of litigation, and the pursuit of responsible third parties. Costs incurred by the consolidated group in connection with operating properties and with properties previously sold are expensed. Costs incurred for properties to be sold by us or our subsidiaries are capitalized and will be charged to cost of sales when the properties are sold (see Note 8 of the accompanying Condensed Consolidated Financial Statements for further discussion).

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

These forward-looking statements are subject to risks and uncertainties that could cause our actual results, performance (including, without limitation, return on cost), or achievements to differ materially from those expressed in or implied by these statements. In particular, among the factors that could cause actual results to differ materially are:

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

Our primary market risk exposure is interest rate risk as our financial instruments are not subject to foreign exchange rate risk or commodity price risk. We continuously and actively monitor and manage interest costs on our debt and may enter into interest rate-protection contracts based on changing market conditions. At September 30, 2002, we did not have any interest rate protection contracts outstanding.

As of September 30, 2002, approximately 77% of our debt bore interest at fixed rates and had a weighted average maturity of 7.8 years and a weighted average coupon rate of 6.59%, compared to an estimated current market rate of 5.75%. The remainder of our debt bears interest at variable rates with a weighted average maturity of 2.2 years and a weighted average coupon rate of 3.97%. To the extent that we incur additional variable rate indebtedness, we increase our exposure to increases in interest rates. Since our $337 million of floating rate debt is largely offset by $303 million of cash and restricted cash balances which are invested in floating rate money market investments, our exposure to short-term interest rate movements is not considered significant. We believe that moderate increases in interest expense as a result of inflation will not materially affect our financial position, results of operations, or cash flow.

Item 4.    Controls and Procedures

As of October 31, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to October 31, 2002.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

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

The Company owns approximately 47 acres located in the Westchester-Playa Del Rey area of Los Angeles, California adjacent to the Pacific Ocean and Ballona Wetlands (“West Bluffs”), which are entitled for the development of 114 single-family homes but subject to two legal actions. On October 6, 2000, a lawsuit (the “Coastal Act Lawsuit”) was filed by the Sierra Club et al, against the Coastal Commission and the Company as a real party in interest in San Francisco Superior Court challenging approvals of the Coastal Commission for the development of the project. This suit was subsequently consolidated with an additional suit filed on February 9, 2001. On December 13, 2000, the trial court denied petitioner’s request for a preliminary injunction. On January 11, 2001, petitioners appealed the trial court’s ruling, which resulted in the Court of Appeal enjoining any construction activity in the portion of the project within the coastal zone. This stay was dissolved on October 10, 2001, when the case was remanded to the trial court. On June 7, 2002, the trial court ruled in favor of the Company on the merits denying the petitioner’s request for writ of mandate and for injunction. The petitioners subsequently filed a motion to stay construction in the coastal zone pending petitioner’s filing of an appeal of the trial court’s decision, which was granted on August 13, 2002. The petitioners filed an appeal and have obtained a stay from the Court of Appeal pending resolution of the appeal after oral argument. The Court of Appeal has ordered expedited briefing.

On October 26, 2000, the Coalition for Concerned Communities, Inc. et al. filed a lawsuit (“CEQA Lawsuit”) against the Company and The City of Los Angeles in the Los Angeles Superior Court alleging land use and California Environmental Quality Act violations. On January 18, 2001, the trial court denied the petition, on the merits, which was appealed by the petitioners on March 23, 2001. All appellate briefs have been filed. The Court of Appeal has heard argument. A ruling is expected soon. On July 15, 2002, the petitioners filed a motion in the Court of Appeal to stop the development of the West Bluffs project until the final decision, which was denied by the Court on July 30, 2002.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

On August 1, 2002, the Audit Committee of the Board of Directors approved the Company’s request to engage the Company’s independent auditors, PricewaterhouseCoopers, to perform certain tax service in 2002.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

None

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATELLUS DEVELOPMENT CORPORATION

Date: November 1 , 2002	By:	/s/ C. WILLIAM HOSLER
C. William Hosler Senior Vice President Chief Financial Officer Principal Financial Officer

Dated: November 1, 2002	By:	/s/ PAUL A. LOCKIE
Paul A. Lockie Vice President and Controller Principal Accounting Officer

I, Nelson C. Rising, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Catellus Development Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Catellus Development Corporation as of, and for, the periods presented in this quarterly report;

4.  Catellus Development Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Catellus Development Corporation and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to Catellus Development Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of Catellus Development Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  Catellus Development Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to Catellus Development Corporation’s auditors and the Audit Committee of Catellus Development Corporation’s Board of Directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect Catellus Development Corporation’s ability to record, process, summarize and report financial data and have identified for Catellus Development Corporation’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in Catellus Development Corporation’s internal controls; and

6.  Catellus Development Corporation’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 1, 2002	/s/ NELSON C. RISING
NELSON C. RISING Senior Vice President Chairman and Chief Executive Officer

I, C. William Hosler, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Catellus Development Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Catellus Development Corporation as of, and for, the periods presented in this quarterly report;

4.  Catellus Development Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Catellus Development Corporation and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to Catellus Development Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of Catellus Development Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  Catellus Development Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to Catellus Development Corporation’s auditors and the Audit Committee of Catellus Development Corporation’s Board of Directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect Catellus Development Corporation’s ability to record, process, summarize and report financial data and have identified for Catellus Development Corporation’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in Catellus Development Corporation’s internal controls; and

6.  Catellus Development Corporation’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 1, 2002	/s/ C. WILLIAM HOSLER
C. WILLIAM HOSLER Senior Vice President Chief Financial Officer