Form 10-K
period 2002-12-31
CATELLUS DEVELOPMENT CORP
filed 2003-03-27
CIK 865937

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission file number 1-10622

CATELLUS DEVELOPMENT

CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	94-2953477
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

201 Mission Street

San Francisco, California 94105

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:

(415) 974-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York and Chicago Stock Exchanges, and Pacific Exchange

Preferred Share Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.746 million on March 10, 2003.

As of March 10, 2003, there were 87,275,712 issued and outstanding shares of the Registrant’s Common Stock.

PART I

Item 1.    Business

Catellus Development Corporation (“Catellus” or the “Company”) is a publicly traded real estate operating company with a significant portfolio of rental properties and developable land. Operations consist primarily of the management, acquisition, development, and sale of real estate. At December 31, 2002, we owned a significant portfolio of income producing properties, including approximately 37 million square feet of rental property, 32 million square feet of which is industrial space. Our rental properties provide us with a relatively consistent source of earnings. Additionally, Catellus owns a portfolio of developable land intended for future development activities. Our development activities provide cash flow through sales of land or the conversion of our developable land to property that is either added to our rental portfolio or sold to tenants, developers, or other users. We invest in new land to ensure our potential for growth.

We have four primary groups: (1) Asset Management, which provides management and leasing services for our rental portfolio; (2) Suburban Commercial, which acquires and develops suburban commercial business parks for our own rental portfolio or for sale to third parties; (3) Suburban Residential, which develops suburban residential communities and sells finished lots to homebuilders; and (4) Urban, which focuses on developing three large, urban mixed-use projects for our own rental portfolio or for sale to third parties.

Catellus was formed to conduct the non-railroad real estate activities of the Santa Fe Pacific Corporation and was spun off to stockholders effective in 1990. Our railroad heritage gave us a diverse base of developable properties located near transportation corridors in major western United States markets. This land has proven suitable for the development of a variety of product types, including industrial, retail, office, and residential. Over time, we have expanded our business by acquiring land suitable for primarily industrial development in many of the same suburban locations where we have an established presence.

Our principal office is located at 201 Mission Street, San Francisco, California 94105; our telephone number at that location is (415) 974-4500; and our website address is www.catellus.com. This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available free of charge through our website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Recent Developments

On March 3, 2003, we announced that our Board of Directors (“Board”) has authorized us to restructure our business operations to qualify as a real estate investment trust (“REIT”), effective January 1, 2004, subject to stockholder and Board approvals. The Company has spent the past several years profitably transforming what was one of the country’s largest land portfolios into predominantly industrial rental property and capital that has been reinvested back into our business. We are now embarking upon a transition period to restructure our operations and change our business strategy to focus increasingly on industrial development and reducing focus on other product types.

In anticipation of the REIT conversion, the Company will take steps during 2003 to better position its businesses for operation as a REIT. This will include looking for ways to operate more efficiently, consistent with a focus of new development on industrial product. We plan to continue our Urban mixed–use projects that are underway, but do not plan to seek new ones. Since the Urban Group (see Urban Group below) will no longer be pursuing new activities, and given the considerable progress made on existing projects, it is anticipated that the scope of activities will be reduced, resulting in a reduction in work force over 2003 and 2004. The Urban Group projects will be operated in a taxable REIT subsidiary (“TRS”), and the Company expects to recycle surplus capital from the Urban Group projects through continuing development with greater emphasis on third party parcel sales, land leases, and joint ventures. During 2003, the Suburban Residential Group (see Suburban Residential Group below) projects will be positioned for sale and any remaining assets will be operated in a TRS.

We plan to present the REIT conversion to our shareholders for approval at our annual meeting, which is expected to be held in the third quarter of 2003. If the REIT conversion is consummated, Catellus will operate as an umbrella partnership real estate investment trust, with wholly owned taxable REIT subsidiaries. As part of the REIT conversion, we will provide to shareholders a one-time distribution of pre-REIT earnings and profits, in compliance with the requirements to elect REIT status. Furthermore, subject to final Board approval, we anticipate that we will begin paying a quarterly dividend commencing with a payment of $0.30 per common share for the third quarter of 2003. A copy of the press release announcing the REIT conversion and other relevant documents are available free of charge at the SEC’s website (www.sec.gov) or can be obtained by directing a request to us at 201 Mission Street, Second Floor, San Francisco, California 94105, Attn.: Director of Investor Relations, or by telephone at (415) 974-4649, or email at InvestorRelations@catellus.com. We will soon file a preliminary proxy statement/prospectus with the Securities and Exchange Commission that will provide important information, including detailed risk factors, regarding the proposed transaction. There is no assurance that the proposed REIT conversion will be consummated or that the terms of the REIT conversion or the timing or effects thereof will not differ materially from those described in the press release and other relevant documents.

Property Portfolio

Rental Portfolio

Our income-producing portfolio is comprised of commercial rental property, ground leases and other properties, and interests in several joint ventures. We own 37 million square feet of commercial rental property of which 89.1% is industrial, 8.6% is office, and 2.3% is retail. Since the end of 1995, our portfolio has expanded by more than 22.9 million square feet (163%), primarily through our development activities. Approximately 35% of the rental property, by square footage, is located in Southern California, 19% in Northern California, 18% in Illinois, 11% in Texas, 7% in Colorado, 3% in Arizona, and 3% in Oregon, with the remaining 4% located in six other states. We also own approximately 8,000 acres of land subject to ground leases, approximately 755,000 square feet of other rent generating properties that are located at our urban development projects, the majority of which is projected to be converted to future redevelopment opportunities, and joint ventures interests in two hotels and two office buildings.

The following table provides information on our income-producing portfolio:

	Number of Buildings			Square Feet Owned			Net Book Value
	December 31,			December 31,			December 31,
	2002	2001	2000	2002	2001	2000	2002	2001	2000
				(In thousands)			(In thousands)
Rental Portfolio
Industrial	196	187	198	32,944	27,594	26,251	$1,134,890	$943,340	$874,168
Office	32	27	24	3,164	2,442	1,625	409,339	297,707	205,179
Retail	22	19	21	868	864	880	100,882	96,263	94,085
Ground leases and other properties	—	—	—	—	—	—	139,886	138,708	79,950
Operating joint ventures	—	—	—	—	—	—	(10,920)	(13,026)	(16,092)

Subtotal	250	233	243	36,976	30,900	28,756	1,774,077	1,462,992	1,237,290

Accumulated depreciation							(366,772)	(325,130)	(287,039)

Total							$1,407,305	$1,137,862	$950,251

Developable Land Inventory

We have developable land capable of supporting up to an estimated 38.1 million square feet of commercial development and approximately 9,300 units of residential development as of December 31, 2002. Substantially all of our commercial and residential developable land is entitled. Approximately 67% of the total commercial development potential by square footage is located in California: San Francisco, Silicon Valley, San Francisco’s East Bay area, Los Angeles County, Orange County, the Inland Empire (San Bernadino and Riverside counties), and the City of San Diego; approximately 14% in Texas; approximately 11% in Illinois; with the remaining 8% located in four other states. In terms of residential lots, approximately 59% of the residential land for potential development is located in Northern California, 18% is in Southern California, and 23% is in Colorado.

The following table summarizes the estimated development potential of our land inventory as of December 31, 2002:

	Commercial	Residential	Hotel
	(Square feet)	(Lots or units)	(Rooms)
Commercial	25,907,000	—	—
Residential	—	5,789	—
Urban	12,226,000	3,548	500

Total	38,133,000	9,337	500

Entitled	36,806,000	9,223	500
Entitlements/approvals in progress	1,327,000	114	—

The following table shows the net book value of our developable land inventory for the years presented:

	Net Book Value
	December 31,
	2002	2001	2000
	(In thousands)
Commercial	$171,924	$188,527	$174,329
Residential	52,850	52,108	64,479
Residential joint ventures	37,918	74,721	46,245
Urban	279,495	258,504	366,136

Subtotal	542,187	573,860	651,189
Accumulated depreciation	(10,699)	(9,888)	(15,819)

Total	$531,488	$563,972	$635,370

Asset Management Group

The Asset Management Group manages our rental portfolio of industrial, office, retail, ground lease properties, and operating of properties for joint ventures. The group provides the following services: (1) leasing and management services; (2) acquisition of properties for, and sale of certain rental properties from, our portfolio; and (3) management and disposition services for our other land holdings. The Asset Management Group provided ground lease management services for a third party before the contract expired in 2000.

The following table summarizes our rental portfolio property operating income by property type:

	Property Operating Income(1)
	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Rental Portfolio
Industrial	$125,744	$111,409	$98,831
Office	31,650	24,362	20,228
Retail	10,725	9,778	10,511
Ground leases	21,271	20,237	14,724
Other properties	6,488	6,432	7,196
Equity in earnings of operating joint ventures	8,277	8,833	9,809

Subtotal	204,155	181,051	161,299
Less: Discontinued operations	(486)	(1,816)	(2,267)

Total property operating income	$203,669	$179,235	$159,032

(1)	Property operating income is rental revenue less property operating costs plus equity in earnings of operating joint ventures.

Building Portfolio

The following table summarizes our building portfolio, by year built, as of December 31, 2002:

	City	State	Rentable Square Feet	Year Built	Major Tenant	RSF Occupied	YR End Vacancy	Year-End Building Occupancy %
	Industrial Property:
1	Minooka	IL	1,034,200	2002	Kellogg’s USA, Inc.	1,034,200	—	100%
2	Ontario	CA	830,000	2002	Exel, Inc.	830,000	—	100%
3	Manteca	CA	608,860	2002	Ford Motor Company	608,860	—	100%
4	Ontario	CA	607,320	2002	Specialty Merchandise Corporation	607,320	—	100%
5	Rancho Cucamonga	CA	449,370	2002	Ford Motor Company	449,370	—	100%
6	Romeoville	IL	421,361	2002	APL Logistics Warehouse Mgmt. Svcs., Inc	421,361	—	100%
7	Grand Prairie	TX	398,364	2002	Lagasse Bros., Inc.	105,918	292,446	27%
8	Shepherdsville	KY	382,800	2002	APL Logistics Warehouse Mgmt. Svcs., Inc	193,800	189,000	51%
9	Denver	CO	314,978	2002	Ford Motor Company	200,689	114,289	64%
10	Ft Worth	TX	252,000	2002	Ford Motor Company	252,000	—	100%
11	Denver	CO	144,511	2002	Keebler Company	81,487	63,024	56%
12	Fremont	CA	105,700	2002	Tranax Technologies, Inc.	41,232	64,468	39%
13	Denver	CO	89,739	2002	Colorado Health Systems, Inc.	58,050	31,689	65%
14	Denver	CO	360,118	2001	Aspen Pet Products, Inc.	360,118	—	100%
15	Denver	CO	350,969	2001	United Stationers Supply Co.	350,969	—	100%
16	Woodridge	IL	167,529	2001	Metro Exhibit Corporation	167,529	—	100%
17	Denver	CO	161,511	2001	Loving-Kayman, LLC	161,511	—	100%
18	Rancho Cucamonga	CA	120,620	2001	Scripto-Tokai Corporation	120,620	—	100%
19	Fremont	CA	100,528	2001	Vacant	—	100,528	0%
20	Fremont	CA	65,332	2001	Vacant	—	65,332	0%
21	Woodridge	IL	513,674	2000	Prairie Packaging, Inc.	513,674	—	100%
22	Ontario	CA	504,530	2000	New Balance Athletic Shoe, Inc.	504,530	—	100%
23	Grand Prairie	TX	450,864	2000	Quaker Sales & Distribution, Inc.	450,864	—	100%

	City	State	Rentable Square Feet	Year Built	Major Tenant	RSF Occupied	YR End Vacancy	Year-End Building Occupancy %
24	Rancho Cucamonga	CA	443,190	2000	APL Logistics Warehouse Mgmt. Svcs., Inc	443,190	—	100%
25	Rancho Cucamonga	CA	441,970	2000	APL Logistics Warehouse Mgmt. Svcs., Inc	441,970	—	100%
26	Grand Prairie	TX	422,622	2000	APL Logistics Warehouse Mgmt. Svcs., Inc	422,622	—	100%
27	Ontario	CA	373,283	2000	The Hain Food Group	373,283	—	100%
28	Woodridge	IL	367,999	2000	Central American Distribution & Transpor	367,999	—	100%
29	Ontario	CA	359,996	2000	The Gillette Company	359,996	—	100%
30	Woodridge	IL	263,007	2000	Corporate Express Office Products, Inc.	211,949	51,058	81%
31	Oakland	CA	147,500	2000	United States Postal Service	147,500	—	100%
32	Rancho Cucamonga	CA	56,490	2000	Carpenter Technology Corporation	56,490	—	100%
33	Romeoville	IL	532,560	1999	The Gillette Co.	532,560	—	100%
34	Grand Prairie	TX	423,700	1999	APL Logistics Warehouse Mgmt. Svcs., Inc	423,700	—	100%
35	Romeoville	IL	402,266	1999	APL Logistics Warehouse Mgmt. Svcs., Inc	402,266	—	100%
36	Woodridge	IL	396,489	1999	Central American Warehouse Co.	396,489	—	100%
37	Woodridge	IL	351,799	1999	United States Intermodal Services, LLC	351,799	—	100%
38	Grand Prairie	TX	343,200	1999	APL Logistics Warehouse Mgmt. Svcs., Inc	343,200	—	100%
39	Fremont	CA	187,168	1999	Peripheral Computer Support	187,168	—	100%
40	Portland	OR	180,000	1999	Spicers, Inc.	180,000	—	100%
41	Louisville	KY	166,600	1999	Clark Material Handling Company	166,600	—	100%
42	Woodridge	IL	165,173	1999	Samuel Manu-Tech, Inc.	165,173	—	100%
43	Portland	OR	165,000	1999	Synetics Solutions, Inc.	165,000	—	100%
44	Denver	CO	156,139	1999	Marriott Distribution Services	156,139	—	100%
45	Woodridge	IL	114,591	1999	Packaging Consultants, Inc.	114,591	—	100%
46	Portland	OR	103,500	1999	Kinco International, Inc.	103,500	—	100%
47	Richmond	CA	88,845	1999	Kaiser Foundation Health Plan, Inc.	88,845	—	100%
48	Fremont	CA	60,000	1999	Fiberstars, Inc.	60,000	—	100%
49	Fremont	CA	53,395	1999	Sonic Manufacturing Technologies, Inc.	53,395	—	100%
50	Richmond	CA	42,500	1999	Kaiser Foundation Health Plan, Inc.	42,500	—	100%
51	Ontario	CA	526,408	1998	Sweetheart Holdings, Inc.	526,408	—	100%
52	Stockton	CA	500,199	1998	Kellogg’s USA Inc.	500,199	—	100%
53	Denver	CO	325,999	1998	Quantum Logistics, Inc.	325,999	—	100%
54	Woodridge	IL	240,280	1998	APL Logistics Warehouse Mgmt. Svcs., Inc	240,280	—	100%
55	Industry	CA	183,855	1998	Liberty Glove, Inc.	183,855	—	100%
56	Oakland	CA	176,826	1998	Public Storage Pick-Up & Delivery, Inc.	176,826	—	100%
57	Woodridge	IL	158,871	1998	Rock-Tenn Converting Company	124,742	34,129	79%
58	Industry	CA	140,380	1998	Graybar Electric Company, Inc.	140,380	—	100%
59	Industry	CA	138,124	1998	Unipac Shipping Co./Continental Agency	138,124	—	100%
60	Denver	CO	129,442	1998	Callisto Corporation	129,442	—	100%
61	Industry	CA	109,448	1998	Playhut, Inc.	109,448	—	100%
62	Fremont	CA	102,626	1998	Mouse Systems	102,626	—	100%
63	Fremont	CA	476,177	1997	Office Depot, Inc.	476,177	—	100%
64	Aberdeen	MD	470,707	1997	Saks & Company	470,707	—	100%
65	Industry	CA	298,050	1997	Viewsonic Corporation	298,050	—	100%
66	Union City	CA	234,588	1997	Spicers Paper, Inc.	234,588	—	100%
67	Garland	TX	227,023	1997	Interceramic, Inc.	227,023	—	100%
68	Garland	TX	226,906	1997	Ascendant Solutions	226,906	—	100%
69	Ontario	CA	180,608	1997	Tyco Healthcare Group, LLP	180,608	—	100%
70	Fremont	CA	174,460	1997	Galgon Industries, Inc.	126,400	48,060	72%
71	Anaheim	CA	130,466	1997	Anixter Inc.	130,466	—	100%
72	Fremont	CA	127,452	1997	Victron, Inc.	127,452	—	100%
73	Ontario	CA	37,000	1997	Los Angeles Times Communications, LLC	37,000	—	100%

	City	State	Rentable Square Feet	Year Built	Major Tenant	RSF Occupied	YR End Vacancy	Year-End Building Occupancy %
74	Industry	CA	230,992	1996	Owens & Minor West, Inc.	230,992	—	100%
75	Ontario	CA	201,454	1996	McLane Company, Inc.	201,454	—	100%
76	Fremont	CA	158,400	1996	Home Depot USA, Inc.	158,400	—	100%
77	Oklahoma City	OK	124,905	1996	Pollock Investments Inc.	60,000	64,905	48%
78	Fremont	CA	114,948	1996	Menlo Logistics, Inc.	114,948	—	100%
79	Fremont	CA	94,080	1996	Galgon Industries, Inc.	58,368	35,712	62%
80	Vernon	CA	41,712	1996	Lucky Brand Dungarees, Inc.	41,712	—	100%
81	Vernon	CA	27,798	1996	Vacant	—	27,798	0%
82	Ontario	CA	300,136	1995	Dunlop Tire Corp.	300,136	—	100%
83	Santa Fe Springs	CA	100,000	1995	Spicers Paper, Inc.	100,000	—	100%

	Subtotal 1995-2002		21,954,180		(83 buildings)	20,771,742	1,182,438	95%

1	Grove City	OH	300,211	1994	Vista Packaging, Inc.	300,211	—	100%
2	Garland	TX	262,000	1994	Interceramic, Inc	262,000	—	100%
3	Fullerton	CA	100,000	1994	Adams Rite Aerospace, Inc.	100,000	—	100%
4	Anaheim	CA	17,575	1994	Los Angeles Times Communications LLC	17,575	—	100%
5	Grove City	OH	360,412	1993	McKesson Medical-Surgical Minnesota Inc.	331,052	29,360	92%
6	Grove City	OH	305,268	1993	McGraw Hill	305,268	—	100%
7	Woodridge	IL	261,400	1993	Dollar Tree Stores, Inc.	261,400	—	100%
8	Ontario	CA	149,406	1992	THMX Holdings, LLC	149,406	—	100%
9	Livermore	CA	148,440	1992	Owens & Minor West	148,440	—	100%
10	Woodridge	IL	148,416	1992	Multifoods Distribution Group, Inc.	148,416	—	100%
11	Anaheim	CA	130,595	1992	Micro Technology, Inc.	130,595	—	100%
12	Anaheim	CA	79,846	1992	Partition Installations, Inc.	79,846	—	100%
13	Vernon	CA	47,000	1992	John S. Dull & Associates, Inc.	47,000	—	100%
14	Anaheim	CA	36,800	1992	SCP Superior Acquisition Company, LLC.	36,800	—	100%
15	Anaheim	CA	26,200	1992	S-B Power Tool Company	26,200	—	100%
16	Industry	CA	449,049	1991	Circuit City Stores, Inc.	449,049	—	100%
17	Woodridge	IL	265,057	1991	Sportmart, Inc.	265,057	—	100%
18	Woodridge	IL	116,544	1991	Argo Turboserve Corporation	116,544	—	100%
19	Union City	CA	105,408	1991	Anixter Bros, Inc.	46,848	58,560	44%
20	Vernon	CA	49,250	1991	Brambles Info. Mgmt., Inc.	49,250	—	100%
21	Santa Fe Springs	CA	42,890	1991	Highlight Graphics	35,990	6,900	84%
22	Santa Fe Springs	CA	37,268	1991	Hotchkis Performance	37,268	—	100%
23	Santa Fe Springs	CA	31,638	1991	Polestar, Inc.	31,638	—	100%
24	Vernon	CA	30,840	1991	Monami Textile, Inc.	30,840	—	100%
25	Vernon	CA	30,840	1991	Alto Products	30,840	—	100%
26	Santa Fe Springs	CA	11,929	1991	Marinco Electric Inc.	7,994	3,935	67%
27	Santa Fe Springs	CA	11,045	1991	Dover Resources Inc	9,750	1,295	88%
28	Ontario	CA	412,944	1990	Cott Beverages USA, Inc.	412,944	—	100%
29	Santa Fe Springs	CA	237,814	1990	La Salle Paper Company, Inc.	237,814	—	100%
30	Garland	TX	200,000	1990	Sears Logistics Services, Inc.	200,000	—	100%
31	Tempe	AZ	165,646	1990	Vacant	—	165,646	0%
32	Ontario	CA	141,150	1990	H. Tedmori, Inc.	141,150	—	100%
33	Livermore	CA	131,128	1990	Nature Kist	131,128	—	100%
34	Union City	CA	116,993	1990	Tyco Printed Circuit Group LLP	116,993	—	100%
35	Vernon	CA	48,187	1990	Mister S	48,187	—	100%
36	Vernon	CA	26,923	1990	Barth and Dreyfuss Of California	26,923	—	100%
37	Vernon	CA	26,653	1990	Maruhana U.S.A., Corp.	26,653	—	100%

	Subtotal 1990-1994		5,062,765		(37 buildings)	4,797,069	265,696	95%

1	Stockton	CA	435,609	1989	Ralphs Grocery Co.	435,609	—	100%
2	Ontario	CA	405,864	1989	Exel Inc.	405,864	—	100%
3	Anaheim	CA	39,285	1989	V & M Restoration	39,285	—	100%
4	Anaheim	CA	28,185	1989	Shaxon Industries	28,185	—	100%
5	Santa Ana	CA	24,968	1989	Severn Trent Laboratories, Inc.	24,968	—	100%
6	Anaheim	CA	24,955	1989	Specification Seals Co.	24,955	—	100%

	City	State	Rentable Square Feet	Year Built	Major Tenant	RSF Occupied	YR End Vacancy	Year-End Building Occupancy %
7	Anaheim	CA	20,705	1989	Automation Products	20,705	—	100%
8	Phoenix	AZ	206,263	1988	Freeport Logistics Inc.	206,263	—	100%
9	Vernon	CA	137,307	1988	Pepboys Of California	137,307	—	100%
10	Tempe	AZ	133,291	1988	Eagle Global Logistics	133,291	—	100%
11	Carson	CA	133,240	1988	F.R.T. International, Inc.	133,240	—	100%
12	Carson	CA	118,545	1988	Expeditors International	118,545	—	100%
13	Union City	CA	115,200	1988	California Equipment Distributors, Inc.	115,200	—	100%
14	Livermore	CA	92,022	1988	Trans Western Polymers, Inc.	92,022	—	100%
15	Vernon	CA	85,349	1988	Rayem Investments, Inc.	85,205	144	100%
16	Union City	CA	82,944	1988	Orthopedic Systems, Inc.	82,944	—	100%
17	Union City	CA	77,760	1988	National Retail Transportation, Inc.	77,760	—	100%
18	Livermore	CA	76,800	1988	Trans Western Polymers, Inc.	76,800	—	100%
19	Tustin	CA	69,763	1988	Terumo Medical Corporation	69,763	—	100%
20	Tustin	CA	59,505	1988	GE Medical Systems Info Technologies, Inc	59,505	—	100%
21	Orange	CA	54,177	1988	Freedom Communications Inc.	54,177	—	100%
22	Santa Ana	CA	36,225	1988	Applied Industrial Technology, Inc.	36,225	—	100%
23	Los Angeles	CA	31,311	1988	Tanimura Distributing	31,311	—	100%
24	Rancho Cucamonga	CA	419,064	1987	Weingart Foundation	419,064	—	100%
25	Stockton	CA	314,392	1987	Ralphs Grocery Co.	314,392	—	100%
26	Phoenix	AZ	221,116	1987	Huhtamaki Plastics, Inc.	221,116	—	100%
27	Santa Fe Springs	CA	98,882	1987	Galleher Hardwood Company	98,882	—	100%
28	Union City	CA	88,704	1987	Am-Pac Tire Distribution, Inc.	88,704	—	100%
29	Union City	CA	86,496	1987	Logitech, Inc.	86,496	—	100%
30	Santa Fe Springs	CA	70,756	1987	Atlantic, Inc.	70,756	—	100%
21	Anaheim	CA	52,965	1987	Mintek Digital, Inc.	52,965	—	100%
32	Anaheim	CA	51,153	1987	Meiho Technology, Inc.	51,153	—	100%
33	Union City	CA	44,909	1987	Exp Pharmaceutical Waste Management, Inc	44,909	—	100%
34	Anaheim	CA	43,428	1987	United Media Services, Inc.	43,428	—	100%
35	Anaheim	CA	32,074	1987	Saint-Gobain Industrial Ceramics, Inc.	32,074	—	100%
36	Los Angeles	CA	30,104	1987	Tanimura Distributing	30,104	—	100%
37	La Mirada	CA	220,000	1986	Mohawk Industries, Inc.	220,000	—	100%
38	Union City	CA	126,144	1986	Runco International, Inc.	47,852	78,292	38%
39	Orange	CA	108,222	1986	Data Aire, Inc.	108,222	—	100%
40	Tempe	AZ	101,601	1986	Triumph / Stolper	101,601	—	100%
41	Tempe	AZ	93,366	1986	Southern Wine and Spirits	93,366	—	100%
42	Vernon	CA	77,184	1986	Jade Apparel, Inc.	77,184	—	100%
43	Tustin	CA	75,226	1986	Scan-Tron Corporation	75,226	—	100%
44	Orange	CA	42,918	1986	Mailing and Marketing, Inc.	42,918	—	100%
45	Orange	CA	35,000	1986	Cano Container Corporation	35,000	—	100%
46	Vernon	CA	28,875	1986	Master Knits USA, Inc.	28,875	—	100%
47	Fullerton	CA	50,000	1985	Sonic Air Systems, Inc.	50,000	—	100%
48	Anaheim	CA	20,769	1985	Fremont Investment & Loan	20,769	—	100%

	Subtotal 1985-1989		5,022,621		(48 buildings)	4,944,185	78,436	98%

1	Sacramento	CA	46,500	1983	Competition Parts Warehouse	46,500	—	100%
2	Sacramento	CA	21,976	1983	Competition Parts Warehouse	21,976	—	100%
3	Sacramento	CA	21,000	1983	American River Flood Control	21,000	—	100%
4	Sacramento	CA	21,000	1983	American River Flood Control	21,000	—	100%
5	Fullerton	CA	97,056	1980	Modular Systems Services, Inc.	97,056	—	100%
6	Vernon	CA	10,600	1980	U.S. Filter Distribution Group	10,600	—	100%
7	Phoenix	AZ	78,327	1976	Willey Brothers, Inc.	50,913	27,414	65%
8	Tustin	CA	65,910	1975	ADC Telecommunications, Inc.	65,910	—	100%
9	Houston	TX	57,058	1975	Insituform Technologies, Inc.	57,058	—	100%
10	San Diego	CA	32,905	1971	Michael Culleton	32,905	—	100%

	City	State	Rentable Square Feet	Year Built	Major Tenant	RSF Occupied	YR End Vacancy	Year-End Building Occupancy %
11	San Diego	CA	21,507	1971	Refrigeration Supplies Dist.	21,507	—	100%
12	San Diego	CA	18,001	1971	Ljungquist Enterprises, Inc.	18,001	—	100%
13	San Diego	CA	14,401	1971	Oceanus Press	14,401	—	100%
14	San Diego	CA	14,000	1971	California Board Sports	14,000	—	100%
15	San Diego	CA	12,822	1971	Transwestern Publishing	12,822	—	100%
16	San Diego	CA	12,801	1971	Aquatic Design System	12,801	—	100%
17	San Diego	CA	12,599	1971	Nico & Associates, Inc.	12,599	—	100%
18	San Diego	CA	11,200	1971	Insight Systems LLC	11,200	—	100%
19	San Diego	CA	9,928	1971	Vacant	—	9,928	0%
20	San Diego	CA	9,600	1971	Smalley & Company	9,600	—	100%
21	San Diego	CA	9,599	1971	Environmental Spray, Inc.	9,599	—	100%
22	San Diego	CA	8,400	1971	Taiwanese—American Foundation	8,400	—	100%
23	Tustin	CA	39,600	1966	Action Wholesale Products, Inc.	39,600	—	100%
24	Phoenix	AZ	83,317	1950	Reliant Building Products, Inc	83,317	—	100%
25	Phoenix	AZ	40,495	1950	Reliant Building Products, Inc	40,495	—	100%
26	Vernon	CA	15,288	1940	A. Rudin, Inc.	15,288	—	100%
27	Vernon	CA	48,315	1937	Griffith Micro Science, Inc.	48,315	—	100%
28	Topeka	KS	70,266	1931	Capital Label, LLC	26,896	43,370	38%

	Subtotal Pre-1985		904,471		(28 buildings)	823,759	80,712	91%

	Total Industrial		32,944,037		(196 buildings-Average Age 6.5 Years)	31,336,755	1607,282	95%

	Office Property:
1	San Francisco	CA	282,773	2002	The Gap, Inc.	282,773	—	100%
2	Westminster	CO	151,040	2002	CSG Systems, Inc.	87,468	63,572	58%
3	Glenview	IL	116,015	2002	AC Neilson Company	18,499	97,516	16%
4	Coppell	TX	101,844	2002	Washington Mutual Bank	101,844	—	100%
5	Westminster	CO	121,461	2001	American Skandia Life Assurance	121,461	—	100%
6	Woodridge	IL	97,964	1991	Argonne National Laboratory	97,964	—	100%
7	Anaheim	CA	94,086	1990	Fremont Investment & Loan	86,479	7,607	92%
8	Corona	CA	61,724	1990	Centex Real Estate Corp	60,013	1,711	97%
9	Santa Ana	CA	66,106	1989	County Of Orange	66,106	—	100%
10	Northridge	CA	56,964	1988	101 Communications LLC	56,964	—	100%
11	Northridge	CA	53,292	1988	Washington Mutual	53,292	—	100%
12	Northridge	CA	43,117	1988	Synergistic Systems Inc.	43,117	—	100%
13	San Jose	CA	70,903	1986	Aon Service Corporation	59,003	11,900	83%
14	San Jose	CA	69,956	1986	Puma Technology Inc.	69,956	—	100%
15	Northridge	CA	60,175	1986	Washington Mutual Bank	59,971	204	100%
16	Orange	CA	40,000	1986	Control Air Corporation	40,000	—	100%
17	San Jose	CA	77,092	1985	MCI Worldcom Communications, Inc.	70,924	6,168	92%
18	San Jose	CA	71,514	1985	Parametric Technology Corporation	63,261	8,253	88%
19	San Jose	CA	69,952	1985	Porter Novelli Inc.	65,924	4,028	94%
20	San Jose	CA	67,317	1985	MCI Worldcom Communications, Inc.	44,447	22,870	66%

	Subtotal 1985-2002		1,773,295		(20 buildings)	1,549,466	223,829	87%

1	Santa Ana	CA	52,133	1983	Nations Direct Lender & Ins.	45,938	6,195	88%
2	Portland	OR	56,934	1979	Anesthesiologists Assoc. Inc.	49,437	7,497	87%
3	Irving	TX	69,049	1978	General Motors Corporation	67,310	1,739	97%
4	Dallas	TX	473,090	1975	J. C. Penney Company, Inc.	434,582	38,508	92%
5	Dallas	TX	224,211	1975	J. C. Penney Company, Inc.	224,211	—	100%
6	Sacramento	CA	24,671	1975	Community Health Charities	9,931	14,740	40%
7	Sacramento	CA	11,542	1975	Cal Assoc. For Local Econ Dev.	11,542	—	100%
8	Sacramento	CA	7,987	1975	Law Offices Of W. Scott De Bie	5,946	2,041	74%
9	Sacramento	CA	53,696	1974	Volunteers Of America	41,173	12,523	77%
10	Newport Beach	CA	24,018	1972	Express Capital Lending	21,815	2,204	91%
11	Newport Beach	CA	22,727	1972	United Auto Credit Corporation	20,524	2,204	90%
12	Chicago	IL	370,263	1903	Skidmore, Owings & Merrill LLP	325,357	44,906	88%

	Subtotal Pre-1985		1,390,321		(12 buildings)	1,257,765	132,556	90%

	Total Office		3,163,616		(32 buildings)	2,807,231	356,385	89%

	City	State	Rentable Square Feet	Year Built	Major Tenant	RSF Occupied	YR End Vacancy	Year-End Building Occupancy %
	Retail Property:
1	Tucson	AZ	51,242	2002	Fleming Companies, Inc.	51,242	—	100%
2	Tucson	AZ	12,414	2002	Curves for Women	3,505	8,909	28%
3	Tucson	AZ	5,840	2002	Ole Mexican Grille	3,450	2,390	59%
4	Tucson	AZ	4,950	2002	Top 10 Nails	1,950	3,000	39%
5	Emeryville	CA	23,923	2001	Michaels Stores, Inc.	23,923	—	100%
6	Emeryville	CA	117,000	1994	Home Depot USA, Inc.	117,000	—	100%
7	Emeryville	CA	102,501	1994	Home Depot USA, Inc.	102,501	—	100%
8	Emeryville	CA	96,954	1994	Sportmart, Inc.	96,954	—	100%
9	Emeryville	CA	59,195	1994	Pak ‘N Save	59,195	—	100%
10	Emeryville	CA	4,897	1994	Mattress Discounters Corporation	4,897	—	100%
11	Emeryville	CA	3,561	1994	Designs CMAL Store Inc.	3,561	—	100%
12	Emeryville	CA	3,537	1994	Walker, Robin M. and Swarm, Ezel N.	3,537	—	100%
13	Anaheim	CA	12,307	1985	Auto Insurance Spclsts-L.B Inc	7,039	5,268	57%
14	Anaheim	CA	10,668	1985	Koosharem Corp	5,002	5,666	47%

	Subtotal 1985-2002		508,989		(14 buildings)	483,756	25,233	95%

1	Woodland Hills	CA	72,765	1973	Toys R Us Inc.	72,765	—	100%
2	Woodland Hills	CA	11,317	1973	Shelley’S Stereo	11,317	—	100%
3	Denver	CO	99,627	1971	King Soopers Inc.	91,672	7,955	92%
4	Livermore	CA	69,224	1970	Lucky Stores, Inc	59,412	9,812	86%
5	Tustin	CA	39,600	1968	Micro Center	39,600	—	100%
6	Portland	OR	25,284	1968	Bank Of The West	15,186	10,098	60%
7	Portland	OR	11,998	1968	Hollywood Video	10,610	1,388	88%
8	Woodland Hills	CA	29,071	1965	Strouds The Linen Experts	28,927	144	100%

	Subtotal Pre-1985		358,886		(8 buildings)	329,489	29,397	92%

	Total Retail		867,875		(22 buildings)	813,245	54,630	94%

	Grand Total		36,975,528		(250 buildings)	34,957,231	2,018,297	95%

Building Occupancy

The rental buildings were 94.5% leased as of December 31, 2002. Sixty-two percent of the total square footage of the rental buildings in our portfolio was constructed between 1995 and 2002, 15% between 1990 and 1994, 16% between 1985 and 1989, and the remaining 7% prior to 1985. Our goal is to continually upgrade the quality of our portfolio; correspondingly, certain older buildings and other properties are likely to be sold over time.

Leasing.    The following table summarizes our leasing statistics for our rental portfolio:

	As of December 31,
	2002	2001	2000
	(Square feet in thousands)
Industrial Buildings
Square feet owned	32,944	27,594	26,251
Square feet leased	31,337	26,103	25,143
Percent leased	95.1%	94.6%	95.8%
Office Buildings
Square feet owned	3,164	2,442	1,625
Square feet leased	2,807	2,260	1,513
Percent leased	88.7%	92.5%	93.1%
Retail Buildings
Square feet owned	868	864	880
Square feet leased	813	820	856
Percent leased	93.7%	94.9%	97.3%
Total
Square feet owned	36,976	30,900	28,756
Square feet leased	34,957	29,183	27,512
Percent leased	94.5%	94.4%	95.7%

Lease Expirations.    The following table summarizes our lease expirations in our rental portfolio as of December 31, 2002:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	Thereafter
Percent	12.2%	10.5%	15.0%	9.0%	9.9%	2.5%	7.0%	6.5%	4.6%	22.8%
Square feet (in thousands)	4,252	3,673	5,249	3,156	3,461	874	2,430	2,270	1,602	7,990

Approximately 127,000 square feet of month-to-month leases are shown as expiring in 2003.

Rental Portfolio

Following is a discussion of our rental portfolio by property type:

Industrial Buildings

The following table summarizes the industrial buildings in our rental portfolio as of, or for, the year ended December 31, 2002:

	Number of Buildings	Square Feet	Revenues	Property Operating Costs	Property Operating Income
	(In thousands, except for number of buildings)
Southern California	99	12,200	$62,952	$11,484	$51,468
Northern California	39	5,773	35,550	7,915	27,635
Illinois	18	5,921	25,799	6,873	18,926
Texas	11	3,264	11,995	2,872	9,123
Colorado	9	2,033	10,095	2,590	7,505
Arizona	9	1,123	4,042	1,901	2,141
Maryland	1	471	3,402	296	3,106
Ohio	3	966	2,960	567	2,393
Oregon	3	449	2,898	529	2,369
Kentucky	2	549	1,141	169	972
Other	2	195	302	196	106

Total	196	32,944	$161,136	$35,392	$125,744

The following table summarizes the lease expirations for our industrial buildings as of December 31, 2002:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	Thereafter
Percent	12.2%	10.4%	14.6%	9.4%	9.4%	2.1%	7.0%	7.1%	4.6%	23.2%
Square feet (in thousands)	3,838	3,258	4,560	2,961	2,935	645	2,184	2,239	1,450	7,267

Of the 3.8 million square feet of leased industrial space that is scheduled to expire in 2003, 46% is located in Southern California, 16% in Northern California, 16% in Ohio, 13% in Illinois, and the remaining 9% in three other states. Approximately 116,000 square feet of month-to-month leases are shown as expiring in 2003.

In 2002, we completed, and added to our rental portfolio 5.6 million square feet of industrial buildings. In addition, during the year, we purchased 0.4 million square feet and sold 0.7 million square feet of industrial buildings.

Office Buildings

The following table summarizes the office buildings in our rental portfolio as of, or for, the year ended December 31, 2002:

	Number of Buildings	Square Feet	Revenues	Property Operating Costs	Property Operating Income
	(In thousands, except for number of buildings)
Northern California	11	808	$15,851	$4,550	$11,301
Southern California	11	574	9,250	4,273	4,977
Texas	4	868	11,153	5,337	5,816
Illinois	3	584	13,109	6,599	6,510
Colorado	2	273	4,486	1,860	2,626
Oregon	1	57	981	561	420

Totals	32	3,164	$54,830	$23,180	$31,650

The following table summarizes the lease expirations for our office buildings as of December 31, 2002:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	Thereafter
Percent	12.8%	10.8%	23.0%	4.6%	18.1%	6.4%	4.7%	0.0%	4.6%	15.0%
Square feet (in thousands)	359	304	644	130	508	181	132	1	128	420

Of the 359,000 square feet of leased office space scheduled to expire in 2003, 42% is located in Illinois, 32% in Northern California, and 18% in Southern California. Approximately 11,000 square feet of month-to-month leases are shown as expiring in 2003.

In 2002, we completed the development of and added to our rental portfolio four office buildings totaling 650,000 square feet and purchased one office building totaling 69,000 square feet.

Retail Buildings

The following table summarizes the retail buildings in our rental portfolio as of, or for, the year ended December 31, 2002:

	Number of Buildings	Square Feet	Revenues	Property Operating Costs	Property Operating Income
	(In thousands, except for number of buildings)
Northern California	9	481	$8,981	$2,783	$6,198
Southern California	6	176	3,816	965	2,851
Arizona	4	74	446	84	362
Oregon	2	37	565	247	318
Colorado	1	100	1,480	484	996

Totals	22	868	$15,288	$4,563	$10,725

The following table summarizes the lease expirations for our retail buildings as of December 31, 2002:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	Thereafter
Percent	6.8%	13.6%	5.5%	8.0%	2.2%	5.9%	14.0%	3.7%	3.0%	37.3%
Square feet (in thousands)	55	111	45	65	18	48	114	30	24	303

Of the 55,000 square feet of leased retail space scheduled to expire in 2003, 85% is located in Southern California and 15% is in Colorado. In 2002, we completed and added to our portfolio 72,000 square feet of retail buildings and sold an older 70,000 square foot retail building.

Ground Leases and Other Properties

Ground Leases

We own approximately 8,000 acres of ground leases, of which approximately 1,200 acres are being marketed for sale.

The following table summarizes our ground leases for the year ended December 31, 2002:

	Revenues	Property Operating Costs	Property Operating Income
	(In thousands)
Southern California	$11,184	$1,279	$9,905
Northern California	8,121	633	7,488
Other states	5,800	1,922	3,878

Totals	$25,105	$3,834	$21,271

Other Properties

In addition to 37 million square feet of buildings in our rental portfolio, we also own other income generating properties at our Urban Group projects that we intend to convert to land development. As of December 31, 2002, our other property portfolio included 15 buildings aggregating approximately 755,000 square feet, that were 84.8% leased, and several parking lots. We expect that the level of income generated from this category will decline as development occurs over the next several years.

The following table summarizes our other property portfolio as of, or for, the year ended December 31, 2002:

	Number of Buildings	Square Feet (1)	Revenues	Property Operating Costs	Property Operating Income
	(In thousands, except for number of buildings)
Northern California	10	628	$5,409	$1,164	$4,245
Southern California	5	127	6,039	3,796	2,243

Totals	15	755	$11,448	$4,960	$6,488

(1)	Other properties are not included in the total square feet of rental portfolio.

Operating Joint Venture Portfolio

The Asset Management Group had direct or indirect equity interests in four joint ventures that owned rental properties during the year. The joint ventures provided us with cash distributions of $6.1 million and earnings of $8.3 million for the year ended December 31, 2002.

We owned joint venture interests in the following operating properties for the years presented.

	No. of Ventures	Size	Ownership Interest	Equity in Earnings
				Year Ended December 31,
				2002	2001	2000
				(In thousands)
Hotel(1)	3	1,937 rooms	25-50%	$8,213	$8,570	$9,835
Office	1	202,000 sq. ft.	67%	64	263	(26)

Total	4			$8,277	$8,833	$9,809

(1)	Includes a hotel parking lot joint venture.

Sales

During 2002, we sold property from our rental portfolio. Of the sales revenue in 2002, approximately $11.7 million came from the sale to tenants of older buildings totaling 227,000 square feet; approximately $22.5 million from the sale to investors of buildings totaling 542,000 square feet that were built in the 1970s and 1980s; and approximately $9 million from the sale of approximately 1,100 acres of land subject to ground leases.

The following table summarizes the sales of our rental properties, before the adjustments for discontinued operations for the years presented:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Total sales:
Sales revenue	$43,184	$71,818	$89,323

Cost of sales	(14,256)	(30,744)	(46,410)

Gain on property sales	$28,928	$41,074	$42,913

See Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for more information regarding our sales activity.

Other Land Holdings

As of December 31, 2002, we own approximately 256,000 acres of land in the Southern California desert. The ownership of these desert properties is the result of historical land grants to our railroad predecessors. Because of its location, lack of contiguity among parcels, and other factors, much of this land is not currently suitable for traditional development activities. We have assessed the desert portfolio to explore the potential for agricultural, mineral, water, telecommunications, energy, and waste management uses for these properties and concluded that the land, although valuable, does not fit within our overall corporate strategy.

Since December 31, 1998, our portfolio of desert holdings has declined from approximately 784,000 to 256,000 acres, primarily as a result of sales activity. In 2000, we sold approximately 437,000 acres of desert holdings and 20,000 acres of severed mineral rights to the federal government, through an agreement with The Wildlands Conservancy (“TWC”), for $45.1 million. In late 2001, we amended our agreement with TWC to provide for additional, future sales of up to approximately 170,000 acres of desert land for approximately $13.6 million. We closed on the sale of approximately 94,000 acres of these lands to the federal government in 2002 at a price of $7.5 million. We anticipate closing on approximately 62,000 acres at a price of $5.0 million in March 2003 and on approximately 8,000 acres at a price of $0.7 million in June 2003. The closing of these sales would conclude our current agreement with TWC.

Upon completion of TWC related sales, we will own approximately 186,000 acres of desert land. We are currently in negotiations with the federal government regarding an option agreement that would cover the sale of up to 100,000 acres as mitigation for impacts on threatened and endangered species of the proposed expansion of a Department of Defense installation in the California desert. An additional 30,000 acres are contemplated for disposition through an exchange with the federal government. The remaining 56,000 acres are being marketed for sale to private parties on a portfolio and individual property basis.

We will continue to pursue sale, lease, and exchange opportunities involving public and private buyers, as well as other arrangements to maximize the value of this land. These transactions are often complicated and, therefore, may take a significant amount of time to complete. No binding agreements have been entered on any of the major dispositions of the remaining 186,000 acres and no assurance can be made that the dispositions will occur as outlined.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Gain on Non-Strategic Asset Sales of this Form 10-K for information regarding the aggregate total of non-strategic asset sales.

Sales

The following table summarizes our sales of other land holdings for the periods presented:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Sales	$8,373	$4,161	$50,759
Cost of sales	(1,109)	(252)	(4,480)

Gain	$7,264	$3,909	$46,279

Suburban Commercial Group

The Suburban Commercial Group develops suburban commercial business parks comprised of predominantly industrial buildings on land we have acquired or that is included in our historic portfolio. Our suburban commercial development activities include: (1) the acquisition and entitlement of commercial land sites; (2) the construction of predominantly industrial pre-leased buildings and non pre-leased buildings to be added to our rental portfolio, some of which may be subject to tenant purchase options; (3) the construction of predominantly industrial buildings on land we own, for sale to users; (4) the construction of predominantly industrial buildings for sale to investors; and (5) the sale of land to third parties for their own development. In certain instances, we have generated development and management fees from design-build services and construction management services.

In 2002, the Suburban Commercial Group commenced construction on 3.3 million square feet of commercial development. It completed approximately 6.1 million square feet of construction, all of which were added to our rental portfolio. As of December 31, 2002, the group had approximately 3.3 million square feet under construction, 1.9 million square feet of which are scheduled to be added to our rental portfolio upon completion, although certain of these properties may be sold.

Sales

During 2002, we sold improved land capable of supporting 3.8 million square feet of commercial development.

The following table summarizes sales of our commercial development properties in the periods presented:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Sales	$52,966	$75,686	$68,951
Cost of sales	(42,689)	(50,896)	(52,415)

Gain on property sales	10,277	24,790	16,536
Equity in earnings of development joint ventures	—	9	13

Total gain on property sales	$10,277	$24,799	$16,549

The 2002 gain came from land sales to developers and other users in our suburban business parks.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for more information regarding our sales activity.

Suburban Commercial Developable Land Inventory

Our existing developable land can support an estimated 25.9 million square feet of new development based upon current entitlements.

In 2002, we invested approximately $8 million in the acquisition of land capable of supporting approximately 3 million square feet of commercial development.

The following table summarizes our commercial developable land inventory activity by location as of, or for, the year ended December 31, 2002:

Region/State/City	Potential Development 12/31/01	Revisions/ Transfers (1)	Acquisitions	Ground Leases and Sales	Development	Potential Development 12/31/02		% of Total	Book Value
	(Square feet in thousands)								(000’s)
Southern California
Rancho Cucamonga	812	(2)	—	(24)	(468)	318			$3,560
Ontario	2,016	—	—	—	—	2,016			3,609
Anaheim	44	13	—	(13)	—	44			2,810
Northridge	44	—	—	(44)	—	—			—
Fontana (Kaiser)	7,563	(238)	—	(2,933)	(1,178)	3,214			29,997

Subtotal Southern California	10,479	(227)	—	(3,014)	(1,646)	5,592		22%	39,976

Northern California
Alameda	1,300	—	—	—	—	1,300	(2)		8,458
Richmond	89	—	—	—	—	89			833
Fremont	3,755	(84)	—	(37)	—	3,634			20,921
Stockton	—	—	2,000	—	—	2,000			2,571
Manteca	542	144	—	—	—	686			3,420

Subtotal Northern California	5,686	60	2,000	(37)	—	7,709		30%	36,203

Total in California	16,165	(167)	2,000	(3,051)	(1,646)	13,301		51%	76,179

Illinois
Woodridge	976	—	—	—	—	976			7,678
Glenview	680	—	—	(243)	—	437	(3)		(2,451)
Romeoville	448	—	—	—	(346)	102			(596)
Minooka	1,710	—	588	—	—	2,298	(4)		5,595
Joliet	370	—	—	—	—	370			85

Subtotal Illinois	4,184	—	588	(243)	(346)	4,183		16%	10,311

Texas
Coppell	1,120	—	—	—	—	1,120			12,914
Garland	983	—	—	(220)	—	763			2,312
Grand Prairie	814	—	—	—	—	814			2,599
Houston	1,969	—	—	—	—	1,969			1,254
Ft. Worth	—	—	356	—	(252)	104			1,425
Plano	368	—	35	—	—	403			1,171

Subtotal Texas	5,254	—	391	(220)	(252)	5,173		20%	21,675

Other
Denver, CO	925	—	—	(145)	(171)	609			23,690
Westminster, CO	685	—	—	—	—	685			21,649
Oklahoma, OK	300	—	—	—	—	300			46
Louisville, KY	545	—	—	—	—	545			1,633
Gresham/Portland, OR	1,459	—	—	(148)	(200)	1,111		—	7,554

Subtotal Other	3,914	—	—	(293)	(371)	3,250		13%	54,572

Total Outside of California	13,352	—	979	(756)	(969)	12,606		49%	86,559

Total Entitlements	29,517	(167)	2,979	(3,807)	(2,615)	25,907		100.0%	162,737

Approvals in progess (included in total entitlements)	1,327					1,327
Other									9,187

Total									$171,924

(1)	Includes revisions to estimates of potential development or transfers of property between commercial development and other categories of property.
(2)	See summary of Alameda, California project following this section.
(3)	Included in this balance is 425,000 square feet that is under option.
(4)	Excluded from this balance is approximately 4.8 million square feet that is under option.

The following is a brief summary of some of the significant suburban commercial development projects and development activities.

Pacific Commons, Fremont, California.    This is one of our largest development projects and also one of the largest planned business parks in Silicon Valley. The project, which is adjacent to Interstate 880 sixteen miles north of San Jose, consists of 900 acres, of which approximately 375 acres are planned and an additional 8.3 million square feet have been designated for development. Since inception, we have developed, constructed, sold, or leased approximately 4.7 million square feet of R&D, light industrial, and warehouse properties at Pacific Commons. In 2002, we sold approximately 37,000 square feet, leaving 3.6 million square feet or 118.4 net acres available for future development.

Kaiser Commerce Center, Fontana, California.    In 2000, one of our wholly owned subsidiaries acquired this former steel mill site in Fontana, California, located in the heart of one of the nation’s most active distribution centers near the intersection of Interstates 15 and 10. The property is served by both Union Pacific and Burlington Northern Santa Fe railroads and is 6 miles from the Ontario International Airport. Plans for the development include a 9 million-square-foot industrial park. At, or as of, December 31, 2002, approximately 1.4 million square feet had been completed, 1.2 million square feet are under construction, and 2.9 million square feet had been sold, leaving approximately 3.2 million square feet, or 191.9 net acres, available for development.

Alameda, California.    In 1998, we were selected by the city of Alameda, California, as the master developer for the former 145-acre U.S. Navy Fleet Industrial Supply Center, Alameda Annex, and the adjacent 70-acre portion of the former Alameda Naval Air Station. In June 2000, we were granted entitlements to develop up to 1.3 million square feet of office commercial space and approximately 500 single-family homes.

The commercial portion of the Alameda development is divided into six land purchase phases of approximately 14 acres each. Under the agreement, the city of Alameda must deliver the land with environmental remediation and demolition of existing structures completed, and the city of Alameda must build all backbone infrastructures. Until Alameda satisfies all of these obligations, Catellus is not obligated to purchase the land. Purchases are staged every two years, but can be delayed by poor market conditions like the ones we are currently experiencing. Catellus has not purchased any of the lots as of the end of 2002.

Robert Mueller Municipal Airport, Austin, Texas.    In April 2002, we were selected by the City Council of Austin, Texas, as the master developer for the redevelopment of the Robert Mueller Municipal Airport in Austin. The 709-acre former airport site is located adjacent to Interstate 35 near the campus of the University of Texas and is less than three miles from the state capitol in downtown Austin. The site was decommissioned as Austin’s primary passenger airport in May of 1999.

The Redevelopment and Reuse Plan for the Mueller Airport includes plans for 5 million square feet of commercial development and 4,000 residential units. Catellus is now engaged in exclusive negotiations with the city of Austin over a Development Agreement for the project.

Suburban Residential Group

The Suburban Residential Group develops large-scale suburban residential communities and sells finished lots to homebuilders. Property is either acquired directly or through a joint venture with a third party.

From 1996 through mid-2000, the Suburban Residential Group was actively involved in the merchant housing (homebuilding) business. Because of competitive forces and the high-volume, low-margin nature of the homebuilding industry, we determined that the homebuilding business was not part of our ongoing corporate strategy. As a result, we sold a majority of our merchant housing assets in July 2000, to a newly formed joint venture. In 2001, we sold our residual interest in the joint venture that bought the merchant housing assets.

The description of the business of Suburban Residential Group below is as of December 31, 2002. See Recent Developments above for a discussion of the effect of the proposed REIT conversion on the business of the Suburban Residential Group.

Sales

The following table summarizes the sale of residential development property, which includes lots and housing units. The sales shown below are for properties that we own, as well as consolidated joint ventures for the periods presented:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Sales	$59,107	$48,507	$292,822
Cost of sales	(28,862)	(30,202)	(238,930)

Gain	$30,245	$18,305	$53,892

Unconsolidated Joint Venture Sales

We also participate in development joint venture projects in which we do not own a controlling interest and for which we recognize income using the equity method. For the year ending December 31, 2002, our interests in these development joint ventures provided us with cash distributions of $80.1 million and earnings of $29.2 million. The following table summarizes sales of our residential development property in these unconsolidated joint venture projects:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Sales	$278,226	$215,402	$316,523
Cost of sales	(197,178)	(184,122)	(260,975)

Gain	81,048	31,280	55,548
Venture partners’ interest	(47,985)	(3,610)	(27,781)

Equity in earnings of unconsolidated joint ventures	$33,063	$27,670	$27,767

Suburban Residential Land Inventory

The following table summarizes our residential land inventory activity as of, or for, the year ending December 31, 2002:

	Total Lots/ Homes 1/1/02	Controlled/ Acquired	Home Closings	Lot Closings	Transfers & Adjustments	12/31/02	Ownership or Controlled Interest	Book Value
								(000’s)
Land Development (lots)
Colorado
Commerce City	—	2,149	—	—	—	2,149	100%	$10,430
Northern California
Alameda	492	—	—	—	(7)	485	100%	2,260
Hercules	415	—	—	(456)	63	22	100%	1,997
Serrano—Sacramento	2,182	—	—	(940)	(52)	1,190	50%	15,619
Parkway—Sacramento	1,437	—	—	(822)	(77)	538	50%	11,570
Southern California
Talega—San Clemente	2,144	—	—	(772)	(146)	1,226	30%	6,896
West Bluffs—Playa del Rey (1)	114	—	—	—	—	114	100%	34,973
Other (2)	—	—	—	—	—	—	—	3,190

Subtotal Land Development	6,784	2,149	—	(2,990)	(219)	5,724		86,935

Home Building (units)
Southern California
Talega Village—San Clemente	183	—	(118)	—	—	65	50%	3,833

Subtotal Home Building Housing	183	—	(118)	—	—	65		3,833

Total Entitilements	6,967	2,149	(118)	(2,990)	(219)	5,789		$90,768

Approvals in progress (included in total entitlements)(1)	114					114

(1)	We have entitlements for this project; however, the entitlements are being challenged under the California Environmental Quality Act and the California Coastal Act.
(2)	Included in “Other” is a 5-block parcel of land, which has not been subdivided.

The following is a brief summary of our most significant residential projects:

Talega, San Clemente, California.    In 1997, we acquired an approximately one-third interest (later decreased to thirty percent) in a joint venture project that owns a 3,470-acre, 4,000-lot residential land development site in the Talega Valley in San Clemente, California. This master-planned project includes a variety of attached and detached homes; an 18-hole championship golf course; a seniors community; an elementary/middle school; community parks; and an 82-acre, 1.5 million-square-foot mixed-use commercial area. The partnership closed on the sale of 772 lots during 2002 leaving 1,226 lots to be developed and sold.

Serrano, El Dorado Hills, California.    In 1998, we acquired a two-thirds interest (later decreased to fifty percent) in a 3,500-acre, 4,000-lot master planned community in El Dorado Hills, California, which is located 30 miles east of Sacramento, California. A significant amount of infrastructure was in place and approximately 800 lots were sold or developed prior to the acquisition of our interest in the project. The project includes a variety of attached and detached homes; an 18-hole executive golf course; a private 18-hole Championship Golf Course and Country Club; elementary, intermediate, and high schools; and a retail commercial area. The partnership closed on the sale of 940 lots during 2002 leaving 1,190 lots to be developed and sold.

Victoria By the Bay, Hercules, California.    In 1997, Catellus participated in a joint venture that acquired the Pacific Refinery at Hercules, California. We entered into an agreement to provide entitlement services to the joint venture; in return for an option to buy the property after defined environmental remediation work was completed. The development has received approval for up to 880 residential units, a school, commercial space, and public parks. In 2001, we received a “no further action” letter from the Regional Water Quality Control Board (“RWQCB”), clearing the last significant hurdle prior to the sale of the remaining lots of this project. During 2002, the partnership closed on the sale of 456 lots leaving 22 residential lots and one commercial space to be sold.

The Parkway, Folsom, California.    In June 2001, we acquired a 50% interest in the Parkway Venture, a 600-acre, master-planned community in Folsom, California, which is located 20 miles east of Sacramento, California. The development has received approvals for 1,600 units that will include a variety of single and multi-unit homes, a neighborhood retail commercial area, and wetlands. The partnership sold 822 lots during 2002 leaving approximately 538 multi-unit home lots to be developed and sold.

Alameda, California.    In 1998, we were selected by the City of Alameda, California, as the master developer for the former 145-acre U.S. Navy Fleet Industrial Supply Center, Alameda Annex, and the adjacent 70-acre portion (“East Housing”) of the former Alameda Naval Air Station. In June of 2000, we were granted entitlements to develop up to approximately 500 single-family homes and up to 1.3 million square feet of office and research and development space on the site.

The residential development acreage will be purchased in phases commencing in the second quarter of 2003. A minimum of 75 single-family lots must be purchased annually. Under the agreement, the City of Alameda must deliver the land with environmental remediation and demolition of existing structures completed, and must build all backbone infrastructure. Under a separate agreement with the city of Alameda, we are performing these required duties for a fee.

Demolition of the East Housing structures commenced in February 2002. Construction of the first phase of backbone infrastructure improvements is planned to begin in April 2003. We anticipate the start of construction of the homes and associated site improvements in the third quarter of 2003.

Urban Group

The Urban Group focuses exclusively on three large, urban mixed-use projects that include development potential for residential, office, biotech, retail, and hotel product types.

As of December 31, 2002, we had 773,000 square feet of development under construction at Mission Bay in San Francisco, California, including a 695,000-square-foot mixed-use project, through an agreement with an unconsolidated joint venture, containing 595 residential units that comprise 568,000 square feet, and 127,000 square feet of retail/office space. In addition, we have under construction at Mission Bay a 78,000-square-foot mixed-use building containing 34 condominium units that comprise 45,000 square feet, and 33,000 square feet of office/retail space.

The description of the business of the Urban Group below is as of December 31, 2002. See Recent Developments above for a discussion of the effect of the proposed REIT conversion on the business of the Urban Group.

Sales

During 2002, we sold a 1.6-acre, 275-unit condominium site in San Diego, California, for $14.5 million.

The following table summarizes our sales of property in the periods presented:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Sales	$14,500	$49,793	$—
Cost of sales	(11,154)	(37,337)	—

Gain	$3,346	$12,456	$—

Urban Land Inventory

Our existing entitled Urban Group land inventory can support an estimated 12.2 million square feet of new development, more than 3,500 residential units, and a 500-room hotel. The chart below summarizes the estimated development potential of our current Urban Group development land inventory as of December 31, 2002:

	Office	Retail	Residential	Hotel	Book Value
	(Net Rentable Sq. Ft.)		(Units)	(Rooms)	(000’s)
Mission Bay (San Francisco, California)	4,537,000	548,000	3,263	500	$213,979
Union Station (Los Angeles, California)	5,175,000	675,000	—	—	55,344
Santa Fe Depot (San Diego, California)	1,021,000	270,000	285	—	10,172

Total	10,733,000	1,493,000	3,548	500	$279,495

Following is a summary of our Urban Group projects:

Mission Bay, San Francisco, California.    This project encompasses approximately 300 acres adjacent to downtown San Francisco. Catellus is the primary owner of developable land in the project; other owners include the City and County of San Francisco (“the City”), the Port of San Francisco, and the Regents of the University of California for the benefit of the University of California, San Francisco (“UCSF”).

In the years leading up to 1999, we obtained entitlement and redevelopment plans for Mission Bay, and in 1999, we closed land transfers among the City, the Port of San Francisco, the California State Lands Commission, UCSF, and Catellus which resulted in the ownership described above. We also received regulatory approvals from the U.S. Army Corps of Engineers and the California Regional Water Quality Control Board in 2000. Additional permits and approvals are required for the development of individual projects at Mission Bay, including, for office projects, allocation (“Proposition M Allocation”) of square footage from a limited allowance of office space that the City permits to be developed at any given time.

The following table summarizes total development entitlements at Mission Bay. We retain ownership of a large portion of these entitlements, but portions of the entitlements belong to the City, a Catellus joint venture, or other third parties.

Total Mission Bay Entitlements

As of December 31, 2002

	Completed Construction		100% Catellus Owned	JV/Owned by Others	Total
	Catellus	Others
Residential (units):
Market Rate	—	229	3,110	961	4,300
Affordable	—	121	187	1,392	1,700

Total Residential	—	350	3,297	2,353	6,000

Commercial (rentable square feet):
R&D, Biotech, and Office	283,000	—	4,537,000	180,000	5,000,000
Retail and Entertainment	—	22,000	581,000	167,000	770,000

Total Commercial	283,000	22,000	5,118,000	347,000	5,770,000

Other:
UCSF Campus (gross square feet) (1)	—	434,000	—	2,216,000	2,650,000
Hotel (rooms)	—	—	500	—	500

Notes:

(1)	Total entitlements for UCSF Campus are stated in gross square feet.

Mission Bay North, the 65-acre portion of Mission Bay, north of Mission Creek, is being developed adjacent to Pacific Bell Park (home of the San Francisco Giants baseball team). The San Francisco Redevelopment Agency completed construction of a 100-unit affordable housing project in September 2002, and AvalonBay Communities, Inc. commenced phased occupancy of a 250-unit apartment project in November 2002. We are proceeding with construction of a mixed-use project directly across from Pacific Bell Park, which was started in December 2001 and includes approximately 33,000 square feet of office/retail space and 34 condominium units. The Signature/Riding Group started construction of a 100-unit condominium project in June 2002 on a 1.0-acre site, which we sold to Signature/Riding in April 2001. Third & King Investors, LLC (a joint venture between Catellus Development Corporation and Federal Street Operating, LLC) is proceeding with the construction of a mixed-use project, that broke ground in September 2001 and includes 595 apartments, 127,000 square feet of office/retail space, and approximately 945 parking stalls.

Mission Bay South, the 238-acre portion of Mission Bay, south of Mission Creek, will be developed around UCSF’s new 2.7 million-gross-square-foot biotech/research expansion campus. In accordance with agreements among Catellus, the Regents of the University of California, and the City, UCSF is locating its expansion campus on a portion of Mission Bay South. We donated approximately 18 acres and agreed to donate approximately 11 additional acres in the future for the campus, and the City has contributed or has agreed to contribute an additional 13.3 acres. Contractors selected by UCSF will build the UCSF campus. UCSF completed its first building, a 434,000-gross-square-foot research facility, in October 2002 and took occupancy of the building in January 2003. UCSF is proceeding on the construction of its second and third buildings, 172,000-gross-square-foot and 153,000-gross-square-foot biomedical research facilities, which broke ground in August 2001 and July 2002, respectively. Pile-driving activities for UCSF’s fourth building, a 167,000-gross-square-foot community center, began in September 2002. In October 2002, we completed construction of a 283,000-square-foot office building, which is fully leased to the Gap, Inc. In addition, construction of a 180,000-square-footresearch facility by the Gladstone Institutes on a 1.37-acre site, which Catellus sold to Gladstone in March 2001, started in February 2003.

Approximately $63 million in Community Facility District bonds were issued in 2002 to finance the initial phases of public infrastructure at Mission Bay, and approximately $71 million of Community Facility District bonds were issued in 2001. Upon completion of the infrastructure improvements, the improvements will be transferred to the City. (See Note 15 of the accompanying notes to Consolidated Financial Statements in this Form 10-K.)

The following table summarizes commercial and residential development activities at Mission Bay. Because these activities require participation of a number of private parties and public agencies, scheduled development activities are subject to change:

Mission Bay Project

Schedule of Activity

As of December 31, 2002

	Commercial Development (in rentable square feet)				Residential Development (in units)
Project	Completed	Under Construction	In Planning	Total	Completed	Under Construction	In Planning	Total
Catellus 100% Owned
Office	283,000	—	—	283,000	—	—	—	—
Condominiums/Retail	—	33,000	—	33,000	—	34	—	34

Total Catellus 100% Owned	283,000	33,000	—	316,000	—	34	—	34

Catellus Joint Venture
Apartments/Retail	—	127,000	—	127,000	—	568	—	568
Affordable Housing	—	—	—	—	—	27	—	27

Total Catellus Joint Venture	—	127,000	—	127,000	—	595	—	595

Development by Others
UCSF:
Biotech	434,000	325,000	—	759,000	—	—	—	—
Campus Center	—	167,000	—	167,000	—	—	—	—

Total UCSF (1):	434,000	492,000	—	926,000	—	—	—	—
Apartments/Retail	12,000	—	10,000	22,000	229	—	293	522
Condominiums	—	—	—	—	—	100	—	100
Affordable Housing/Retail	10,000	—	—	10,000	121	—	160	281
Biotech	—	—	180,000	180,000	—	—	—	—

Total Development by Others:	456,000	492,000	190,000	1,138,000	350	100	453	903

Total Project	739,000	652,000	190,000	1,581,000	350	729	453	1,532

Notes:

(1)	UCSF development activity square footage amounts reflect gross square feet.

Summary of our Urban Group projects—continued

Union Station, Los Angeles, California. We own approximately 43 acres surrounding and including the historic Los Angeles Union Station. Located in downtown Los Angeles, Union Station is a transportation hub with commuter rail lines (Metrolink) serving the surrounding five-county region, Amtrak rail service, and Los Angeles’ subway and surface light rail systems operated by the Metropolitan Transportation Authority. In 1999, we completed a development plan intended to maximize the potential of the site given current and projected market conditions.

Santa Fe Depot, San Diego, California. This project encompasses approximately 15 acres near the waterfront in downtown San Diego, California, including the Santa Fe Depot train station. Amtrak, a commuter rail line (Coaster), and San Diego’s expanding trolley system serve the site daily. In accordance with a Development Agreement executed with the City of San Diego, the site is currently entitled for a mixture of office, hotel, retail, and housing development. During 1999 we revised the plan to respond better to recovering markets in San Diego. In addition to two development sites (each 1.4 acres in size) that were sold in 2001, a 1.6-acre, 275-unit condominium site was sold in November 2002 for $14.5 million.

Other Items

Environmental Matters

For information about environmental matters, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

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

Employees, Contractors, and Consultants

At December 31, 2002, we had 296 employees in our consolidated company. We engage third parties to manage multi-tenant properties and properties in locations that are not in close proximity to our regional or field offices. The Company’s employees are not represented by a collective bargaining agreement, and management considers its relations with employees to be good. In addition, we engage outside consultants such as architects and design firms in connection with our pre-development activities. We also employ third-party contractors on development projects for infrastructure and building construction, and retain consultants to assist us in a variety of areas at the project and corporate levels.

Working with organized labor is a critical component of many of our projects. With the high volume of construction activity in many of our markets, labor shortages and costs could significantly influence the success of projects. In addition, organized labor often plays a key role in community organizations and discretionary land use decisions concerning entitlements.

Segments

For information about the Company’s reportable segments, see Note 13 to the Notes to Consolidated Financial Statements attached to this Form 10-K.

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

The Company owns approximately 47 acres located in the Westchester-Playa Del Rey area of Los Angeles, California, adjacent to the Pacific Ocean and Ballona Wetlands (“West Bluffs”), which are entitled for the development of 114 single-family homes but subject to two legal actions. On October 6, 2000, a lawsuit (the “Coastal Act Lawsuit”) was filed by the Sierra Club et al. against the California Coastal Commission and the Company as a real party in interest in San Francisco Superior Court challenging approvals issued by the California Coastal Commission for the development of the project. This suit was subsequently consolidated with an additional suit filed on February 9, 2001. On December 13, 2000, the trial court denied petitioner’s request for a preliminary injunction. On January 11, 2001, petitioners appealed the trial court’s ruling, which resulted in the Court of Appeal enjoining any construction activity in the portion of the project within the coastal zone. This stay was dissolved on October 10, 2001, when the case was remanded to the trial court. On June 7, 2002, the trial court ruled in favor of the Company on the merits denying the petitioner’s request for writ of mandate and for injunction. The petitioners subsequently filed a motion to stay construction in the coastal zone pending petitioner’s filing of an appeal of the trial court’s decision, which was granted on August 13, 2002. The petitioners filed an appeal and have obtained a stay from the Court of Appeal pending resolution of the appeal. The appeal is fully briefed and a hearing is scheduled for March 26, 2003.

On October 26, 2000, the Coalition for Concerned Communities, Inc. et. al. (“Appellants”) filed a lawsuit (“CEQA Lawsuit”) against the Company and The City of Los Angeles in the Los Angeles Superior Court alleging land use and California Environmental Quality Act violations. On January 18, 2001, the Los Angeles Superior Court denied Appellant’s petition. On March 23, 2001, Appellants filed a notice of appeal in the Second District Court of Appeal. On July 15, 2002, the petitioners filed a motion in the Second District Court of Appeal to stop the development of the West Bluffs project until the final decision, which was denied by the Court on July 30, 2002. The Second District Court of Appeal held the hearing on the merits on September 17, 2002. The Second District Court of Appeal recently decided to postpone rendering its decision until the Court of Appeal in San Francisco rendered its decision regarding challenges to the approvals for development issued by the California Coastal Commission. A decision may be rendered by the Second District Court of Appeal in late 2003 or early 2004.

The litigation process will delay the previously planned start of infrastructure construction, and the Company is unable to predict the length of such delay at this time. The Company does not believe that the litigation process will permanently prevent the Company from completing the West Bluffs project; however, there can be no assurance in that regard or that further delays will not result.

See Note 15, Commitments and Contingencies of the accompanying Consolidated Financial Statements.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.

Part II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock commenced trading on December 5, 1990, and is listed on the New York Stock Exchange, the Pacific Exchange, and the Chicago Stock Exchange under the symbol “CDX”. The following table sets forth for the periods indicated the high and low sale prices of the Company’s common stock as reported by Bloomberg Financial Markets:

	Common Stock Price
	High	Low
Year ended December 31, 2001
First Quarter	$18.17	$15.63
Second Quarter	$18.35	$16.00
Third Quarter	$18.80	$16.11
Fourth Quarter	$18.50	$16.73

Year ended December 31, 2002
First Quarter	$19.67	$18.02
Second Quarter	$21.10	$19.67
Third Quarter	$20.79	$17.12
Fourth Quarter	$19.85	$16.85

The Company has never declared or paid any cash dividends on its common stock. If the REIT conversion is approved at the annual meeting of shareholders, we expect to commence the payment of dividends beginning the third quarter of 2003. See Item. 1 Business-Recent Developments.

On March 10, 2003, there were approximately 21,242 holders of record of the Company’s common stock.

Item 6.    Selected Financial Data

The following income statement and selected balance sheet data with respect to each of the years in the five-year period ended December 31, 2002, have been derived from our annual Consolidated Financial Statements. The operating data have been derived from our underlying financial and management records and are unaudited. This information should be read in conjunction with the Consolidated Financial Statements and related Notes. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for a discussion of results of operations for 2002, 2001, and 2000.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Statement of Operations Data:
Rental properties
Rental revenue	$266,951	$232,106	$203,691	$169,286	$146,011
Property operating costs	(71,559)	(61,704)	(54,468)	(46,054)	(41,071)
Equity in earnings of operating joint ventures, net	8,277	8,833	9,809	10,668	9,368

	203,669	179,235	159,032	133,900	114,308

Property sales and fee services
Sales revenue	139,604	245,804	451,096	347,005	206,441
Cost of sales	(89,661)	(149,698)	(337,755)	(259,157)	(154,903)

Gain on property sales	49,943	96,106	113,341	87,848	51,538
Equity in earnings of development joint ventures, net	29,232	25,978	27,780	10,152	6,627

Total gain on property sales	79,175	122,084	141,121	98,000	58,165
Management and development fees	7,088	6,000	15,460	14,968	16,792
Selling, general and administrative expenses	(25,990)	(26,570)	(45,801)	(31,727)	(22,232)
Other, net	16,087	6,211	(9,351)	(5,495)	(662)

	76,360	107,725	101,429	75,746	52,063

Interest expense	(60,188)	(56,753)	(49,975)	(38,246)	(36,109)
Depreciation and amortization	(63,149)	(51,891)	(45,939)	(38,639)	(33,464)
Corporate administrative costs	(17,705)	(19,256)	(15,675)	(14,760)	(15,303)
Gain on non-strategic asset sales	7,264	3,909	46,279	6,803	18,929
Other, net	957	5,660	940	(4,253)	(184)

Income before minority interests, income taxes, discontinued operations, and extraordinary items.	147,208	168,629	196,091	120,551	100,240
Minority interests	(6,106)	(6,142)	(10,701)	(3,247)	(674)

Income before income taxes, discontinued operations, and extraordinary items	141,102	162,487	185,390	117,304	99,566

Income tax expense
Current	(32,567)	(16,367)	(12,254)	(17,097)	(11,739)
Deferred	(21,385)	(49,499)	(62,556)	(30,351)	(28,366)

	(53,952)	(65,866)	(74,810)	(47,448)	(40,105)

Income from continuing operations	87,150	96,621	110,580	69,856	59,461

Discontinued operations, net of tax
Gain from disposal of discontinued operations	13,748	—	—	—	—
Loss (gain) from discontinued operations	(242)	(100)	427	364	442

Gain (loss) from discontinued operations	13,506	(100)	427	364	442

Income before extraordinary items	100,656	96,521	111,007	70,220	59,903
Extraordinary items	—	—	—	26,652	(25,165)
Net income	$100,656	$96,521	$111,007	$96,872	$34,738

Net income per share—assuming dilution:
Income from continuing operations	$0.97	$0.94	$1.02	$0.64	$0.55
Income from discontinued operations	0.16	—	—	—	—

Before extraordinary items	1.13	0.94	1.02	0.64	0.55
Extraordinary items	—	—	—	0.25	(0.23)

Net income per share after extraordinary items—assuming dilution	$1.13	$0.94	$1.02	$0.89	$0.32

Average number of common shares outstanding—assuming dilution	89,463	102,685	109,017	109,146	109,420

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except percentages)
Balance Sheet Data:
Total properties, net	$2,048,158	$1,921,951	$1,705,538	$1,649,171	$1,402,496
Total assets	$2,695,449	$2,415,515	$2,274,416	$1,853,106	$1,623,719
Mortgage and other debt	$1,500,955	$1,310,457	$1,134,563	$875,564	$873,207
Total stockholders’ equity	$545,969	$435,257	$683,245	$590,972	$490,229
Cash Flow Data:
Net cash provided by operating activities	$187,146	$341,764	$296,013	$183,864	$120,706
Net cash used in investing activities	$(333,285)	$(267,553)	$(224,161)	$(238,388)	$(275,342)
Net cash provided by (used in) financing activities	$198,371	$(188,074)	$229,296	$36,959	$190,317
Other Operating Data:
EBDDT (1)	$178,599	$183,141	$159,270	$128,628	$103,394
Buildings owned (square feet)	36,976	30,900	28,756	24,743	19,657
Leased percentage	94.5%	94.4%	95.7%	93.6%	94.9%
Debt to total market capitalization(2)	46.5%	45.1%	37.9%	38.9%	36.4%
Capital investments(3)	$391,411	$448,676	$450,040	$540,024	$459,783
Other Data:
Total market capitalization(4)	$3,231,000	$2,903,000	$2,991,000	$2,249,000	$2,402,000

(1)	We have historically used a supplemental performance measure called Earnings Before Depreciation and Deferred Taxes (“EBDDT”), along with net income, to report our operating results. EBDDT is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Further, EBDDT is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. EBDDT provides relevant information about our operations and is useful, along with net income, for an understanding of our operating results.

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

Commencing with the first quarter of 2002, we no longer use EBDDT as a supplemental earnings measure; however, for comparative purposes, we continue to provide EBDDT data in 2002.

(2)	Represents the ratio of total debt to equity market capitalization (based on the number of common shares outstanding at the end of the period indicated multiplied by the closing stock price for each respective period) plus total debt.
(3)	Represents expenditures for commercial and residential development for projects to be developed and sold or held for rental. See Managements Discussion and Analysis of Financial Condition and Results of Operations—Cash Flows From Investing Activities in this Form 10-K.
(4)	Represents the number of common shares outstanding multiplied by the closing stock price at the end of the period indicated plus mortgage and other debt.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company:

Catellus Development Corporation is a publicly traded real estate operating company with a significant portfolio of rental properties and developable land. Catellus specializes in developing, managing, and investing in a broad range of product types including industrial, office, residential, retail, and major urban development projects. It owns a portfolio of rental properties totaling 37.0 million square feet and one of the largest supplies of developable land in the western United States capable of supporting more than 38 million square feet of new commercial development and an estimated 9,300 residential lots and units.

On March 3, 2003, we announced that our Board of Directors (“Board”) has authorized us to restructure our business operations in order to qualify as a real estate investment trust (“REIT”), effective January 1, 2004. The REIT conversion is subject to a shareholder approval process, which is expected to conclude in the third quarter of 2003, as well as final Board approval. This announcement has no material effect on the financial statements as of, or for the year ended December 31, 2002; however, it will likely have an impact on future operating results in the following areas, if approved by the shareholder vote:

•	A one-time distribution of pre-REIT earnings and profits, currently projected to be approximately $100 million in cash and $200 million in common stock, will be declared in the fourth quarter and be paid in the first quarter of 2004, this distribution is subject to approval by the Internal Revenue Service.

•	Commencing as of the third quarter of 2003, a quarterly dividend of approximately $0.30 per existing share of common stock will be paid.

•	Conversion and related restructure costs are currently estimated to be $15 million.

•	Certain deferred tax liabilities associated with assets in the REIT would be reversed through income and result in a one-time increase in income currently estimated in the $200 to $250 million range.

We will soon file a preliminary proxy statement/prospectus with Securities and Exchange Commission that will provide important information, including detailed risk factors, regarding the proposed transaction.

Following is a brief summary of the fourth quarter and year-end 2002 to date activity:

•	Construction completions during the quarter totaled 501,000 square feet in three buildings, at a cost of $115.8 million and a projected return on cost, when the buildings are fully leased, of 12.4 percent. The three buildings, all of which have been added to Catellus’ rental portfolio, are currently 68 percent leased.

•	Construction completions during the year totaled 6.4 million square feet in 21 buildings, at a cost of $345.5 million and a projected return on cost, when the buildings are fully leased, of 11.3 percent. The 21 buildings, all of which have been added to Catellus’ rental portfolio, are currently 86 percent leased.

•	At December 31, 2002, the rental portfolio totaled 37.0 million square feet, which represents a net increase of 6.1 million square feet from December 31, 2001. The net increase to the portfolio during 2002 reflects 6.4 million square feet of development that was completed, 488,000 square feet that was acquired, and 771,000 square feet that was sold.

•	At December 31, 2002, the rental portfolio occupancy was 94.5 percent, as compared to 94.4 percent at the end of the third quarter 2002, and 94.4 percent at December 31, 2001.

•	For the fourth quarter of 2002, net operating income from the rental portfolio, including equity in earnings of operating joint ventures, increased 14.2 percent to $53.9 million, from $47.2 million for the same period in 2001. For the year 2002, net operating income from the rental portfolio, including equity in earnings of operating joint ventures, increased 13.7 percent to $203.7 million, from $179.2 million for the year 2001.

•	During the fourth quarter of 2002, Catellus completed lease transactions on 556,000 square feet of second-generation space. For the year 2002, Catellus completed lease transactions on 4.1 million square feet of second-generation space at an average rental rate increase of 6.6 percent on a GAAP basis.

•	Construction starts during the fourth quarter of 2002 totaled 1.4 million square feet in three buildings: a 578,000 square foot building in Fontana, California, that will be added to Catellus’ rental portfolio and is leased to Exel Logistics, a 600,000 square foot build-to-suit-for-sale, also in Fontana, for CB Richard Ellis Investors, and a 200,000 square foot build-to-suit-for-sale in Gresham, Oregon, for Staples, Inc.

•	At December 31, 2002, total construction in progress was 4.1 million square feet, of which 1.9 million square feet will be added to the rental portfolio; 1 million square feet will be owned in joint ventures; 845,000 square feet will be sold upon completion; and 330,000 square feet is being developed for a fee on land sold to others.

•	For the 1.9 million square feet that is currently under construction and will be added to Catellus’ rental portfolio upon completion, the projected total cost is $79.3 million. These buildings are 82 percent preleased and, when fully leased, are projected to yield a return on cost of approximately 10.4 percent.

•	Residential lot and home closings during the quarter, in direct sales and through joint ventures, totaled 952. This included 132 lots at Victoria by the Bay in Hercules, California; 175 lots at Serrano in El Dorado Hills, a suburb of Sacramento, California; 252 lots at The Parkway in Folsom, California, also a suburb of Sacramento; 328 lots at Talega and 65 homes at Talega Village in San Clemente, California.

•	At December 31, 2002, cash of $311.5 million, including $36.6 million of restricted cash.

•	Debt to total market capitalization ratio of 46.5 percent.

General

Our reportable segments are based on our method of internal reporting, which disaggregates our business by type and before the adjustments for discontinued operations. We have five reportable segments: Asset Management; Suburban, which includes two reportable segments, Commercial and Residential; Urban; and Corporate.

Business Segment Descriptions:

Asset Management:

The Asset Management segment consists of the rental activities of our assets, our share of income from operating joint ventures, and activity related to our desert portfolio. Growth in this segment is attributed primarily to the transfer of property developed by the Suburban-Commercial and Urban segments that we intend to hold and operate. Revenue consists of rental property operations and gains from the sale of rental properties (See Note 17 of the accompanying Consolidated Financial Statements for a discussion of discontinued operations).

	Year Ended December 31,			Difference 2002/2001	Difference 2001/2000
	2002	2001	2000
Rental building occupancy	(In thousands of square feet, except percentages)
Owned(1)	36,976	30,900	28,756	6,076	2,144
Occupied(1)	34,957	29,183	27,512	5,774	1,671
Occupancy percentage	94.5%	94.4%	95.7%	0.1%	(1.3%)

(1)	New buildings are added to our rental portfolio at the earlier of twelve months after completion of the shell, or commencement of rent on 50% of the space. Space is considered “Occupied” upon commencement of rent.

The table below provides the rental portfolio rental revenue less property operating costs for the year ended December 31, 2002, and square feet by state at December 31, 2002:

Rental Revenue less Property Operating Costs by State

	Industrial		Office		Retail		Total
	Rental Revenue less Property Operating Expenses	% of Total	Rental Revenue less Property Operating Expenses	% of Total	Rental Revenue less Property Operating Expenses	% of Total	Rental Revenue less Property Operating Expenses	% of Total
	(In thousands, except percentages)
Southern California	$51,468	25.2%	$4,977	2.5%	$2,851	1.3%	$59,296	29.0%
Northern California	27,635	13.5%	11,301	5.5%	6,198	3.0%	45,134	22.0%
Illinois	18,926	9.3%	6,510	3.2%	—	—	25,436	12.5%
Texas	9,123	4.5%	5,816	2.8%	—	—	14,939	7.3%
Colorado	7,505	3.7%	2,626	1.3%	996	0.5%	11,127	5.5%
Maryland	3,106	1.5%	—	—	—	—	3,106	1.5%
Oregon	2,369	1.1%	420	0.2%	318	0.2%	3,107	1.5%
Arizona	2,141	1.0%	—	—	362	0.2%	2,503	1.2%
Ohio	2,393	1.2%	—	—	—	—	2,393	1.2%
Kentucky	972	0.5%	—	—	—	—	972	0.5%
Oklahoma	110	0.1%	—	—	—	—	110	0.1%
Kansas	(4)	—	—	—	—	—	(4)	—

Subtotal	$125,744	61.6%	$31,650	15.5%	$10,725	5.2%	$168,119	82.3%

Ground Leases							21,271	10.4%
Other Properties							6,488	3.2%
Equity in Earnings of Operating Joint Ventures							8,277	4.1%

Total(1)							$204,155	100%

(1)	Includes discontinued operations

Square Feet by State

	Industrial		Office		Retail		Total
	Square Feet	% of Total	Square Feet	% of Total	Square Feet	% of Total	Square Feet	% of Total
	(In thousands, except percentages)
Southern California	12,200	33.0%	574	1.5%	176	0.5%	12,950	35.0%
Northern California	5,773	15.6%	808	2.2%	481	1.3%	7,062	19.1%
Illinois	5,921	16.0%	584	1.6%	—	—	6,505	17.6%
Texas	3,264	8.8%	868	2.4%	—	—	4,132	11.2%
Colorado	2,033	5.6%	273	0.7%	100	0.2%	2,406	6.5%
Arizona	1,123	3.0%	—	—	74	0.2%	1,197	3.2%
Ohio	966	2.6%	—	—	—	—	966	2.6%
Kentucky	549	1.5%	—	—	—	—	549	1.5%
Oregon	449	1.2%	57	0.2%	37	0.1%	543	1.5%
Maryland	471	1.3%	—	—	—	—	471	1.3%
Oklahoma	125	0.3%	—	—	—	—	125	0.3%
Kansas	70	0.2%	—	—	—	—	70	0.2%

Total	32,944	89.0%	3,164	8.6%	868	2.3%	36,976	100%

Suburban Commercial:

The Suburban Commercial segment acquires and develops suburban commercial business parks for our own account and the account of others. Net income consists primarily of sales gains from development properties sold and construction management, developer, and loan guarantee fees.

The table below provides the development potential, by square feet, of our Suburban Commercial land portfolio:

		December 31, 2002
Project Name	City	Square feet
		(In thousands)
Southern California
Kaiser Commerce Center	Fontana	3,214
Crossroads Business Park	Ontario	2,016
Rancho Pacific Distribution Centre	Rancho Cucamonga	318
Pacific Center	Anaheim	44

Subtotal Southern Calif.		5,592

Northern California
Pacific Commons	Fremont	3,634
Duck Creek	Stockton	2,000
Alameda FISC (controlled)	Alameda	1,300	(1)
Spreckels Business Park	Manteca	686
Regatta Business Park	Richmond	89

Subtotal Northern Calif.		7,709

Total California		13,301

Illinois
Minooka	Minooka	2,298	(2)
Internationale Centre	Woodridge	976
Prairie Glen Corporate Campus	Glenview	437	(3)
Joliet	Joliet	370
International Centre West	Romeoville	102

Subtotal Illinois		4,183

Texas
Hobby Business Park	Houston	1,969
Gateway Corporate Center	Coppell	1,120
Stellar Way Business Park	Grand Prairie	814
Gateway East Business Park	Garland	763
Plano	Plano	403
Ft. Worth	Ft. Worth	104

Subtotal Texas		5,173

Other
South Shore Corp. Park	Gresham/Portland, OR	1,111
Circle Point Corporate Center	Westminster, CO	685
Stapleton Business Park	Denver, CO	609
Cedar Grove Business Park	Louisville, KY	545
Santa Fe Industrial Center	Oklahoma, OK	300

Subtotal Other		3,250

Total Outside California		12,606

Total Suburban Commercial Inventory		25,907

(1)	See summary of Almeda, California project under Item 1. Business—Suburban Commercial Group.
(2)	Excluded from this balance is approximately 4.8 million square feet that is under option.
(3)	Included in this balance is 425,000 square feet that is under option.

Suburban Residential:

The Suburban Residential segment acquires and develops land primarily for single-family residential property, via direct investment or through joint ventures, and sells finished lots to homebuilders. This segment also owns an interest in a joint venture that develops senior housing.

The table below provides the development potential, by lots/homes, of our Suburban Residential land portfolio:

	Ownership Interest	Lots/Units at December 31, 2002
Colorado
Vista Range, Commerce City	100%	2,149

Northern California
Alameda—(controlled)	100%	485
Hercules	100%	22
Serrano, Sacramento	50%	1,190
Parkway, Sacramento (multi-family)	50%	538

		2,235

Southern California
Talega Seniors, San Clemente	50%	65
Talega, San Clemente	30%	1,226
Westbluffs, Playa del Rey (1)	100%	114

		1,405

Total		5,789

(1)	We have entitlements for this project; however, the entitlements are being challenged under the California Environmental Quality Act and the California Coastal Act (see Legal Proceedings section).

Urban:

The Urban segment entitles and develops urban mixed-use sites in San Francisco, Los Angeles, and San Diego. The principal active project of the segment is Mission Bay in San Francisco.

The table below provides the development potential of our Urban land portfolio:

	R&D, Biotech & Office	CBD Office	Retail/ Entertainment	Residential	Hotel
	(Net rentable square feet)			(units)	(rooms)
Mission Bay (SF, CA)	4,537,000	—	548,000	3,263	500
Union Station (LA, CA)	—	5,175,000	675,000	—	—
Santa Fe Depot (SD, CA)	—	1,021,000	270,000	285	—

Total	4,537,000	6,196,000	1,493,000	3,548	500

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

Revenue from sales of properties is recognized using the accrual method. If a sale does not qualify for the accrual method of recognition, other deferral methods are used as appropriate including the percentage-of-completion method. In certain cases, we retain the right to repurchase property from the buyer at a specified price. These sales are not recognized until our right to repurchase expires. In other instances, when we receive an inadequate cash down payment and take a promissory note for the balance of the sale price, sale is deferred until such time as sufficient cash is received to meet minimum down payment requirements. Also, in general, specific identification and relative sales value methods are used to determine the cost of sales. Management estimates of future costs to complete infrastructure are included in cost of sales. A change in circumstances that causes the estimate of future costs to increase or decrease significantly would affect the gain or loss recognized on future sales.

Impairment of real estate assets

We assess the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators we consider important which could trigger an impairment review include the following:

•	significant negative industry or economic trend;

•	a significant underperformance relative to historical or projected future operating results;

•	a significant change in the manner in which an asset is used; and

•	an accumulation of costs significantly in excess of the amount originally expected to construct an asset.

Real estate is stated at the lower of cost or estimated fair value using the methodology described as follows: (a) for operating properties and properties held for investment, a write-down to estimated fair value is recognized when a property’s estimated undiscounted future cash flow is less than its net book value; and (b) for properties held for sale, a write-down to estimated fair value is recorded when we determine that the net book value exceeds the estimated selling price less cost to sell. These evaluations are made on a property-by-property basis. When we determine that the net book value of an asset may not be recoverable based upon the estimated undiscounted cash flow, we measure any impairment write-down based on a projected discounted cash flow method using an estimated market discount rate. When performing impairment review, we consider capitalized interest and other expenses as costs of development in costs projections; value from comparable property sales will also be considered. The evaluation of future cash flows, discount rates, and fair value of individual properties requires significant judgment and assumptions, including estimates of market value, lease terms, development absorption, development costs, lease up costs, and financings. Significant adverse changes in circumstances affecting these judgments and assumptions in future periods could cause a significant impairment adjustment to be recorded.

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

Allowance for doubtful accounts

We make estimates with respect to the collectability of our receivables and provide for doubtful accounts based on several factors, including our estimate of collectability and the age of the outstanding balances. Our estimate of collectability is based on our contacts with the debtors, collection agencies, our knowledge of the debtors’ credit and financial condition, debtors’ payment terms, and current economic trends. If a debtor becomes insolvent or files for bankruptcy, we provide an allowance for the entire outstanding amount of the debtors’ receivable. Significant judgments and estimates must be made and used in connection with establishing allowances in any accounting period. Material differences may result in the amount and timing of our allowances for any period if adverse general economic conditions cause widespread financial difficulties among our tenants.

Environmental and legal reserves

We incur ongoing environmental remediation costs, including clean up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean up, litigation defense, and the pursuit of responsible third parties. We maintain a reserve for estimated costs of environmental remediation to be incurred in connection with operating properties and properties previously sold; these reserves, when established, are expensed. Costs relating to undeveloped land are capitalized as part of development costs, and costs incurred for properties to be sold are deferred and charged to cost of sales when the properties are sold; these costs are anticipated to be incurred over a period of twenty years. Our estimates are developed based on reviews that took place over many years based upon then-prevailing law and identified site conditions. Because of the breadth of our portfolio, and past sales, we are unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs. Should a previously undetected, substantial environmental hazard be found on our properties, significant liquidity could be consumed by the resulting clean up requirements, and a material expense may be recorded.

We are a party to a number of legal actions arising in the ordinary course of business. We cannot predict with certainty the final outcome of the proceedings. Where appropriate, we have established reserves for potential liabilities related to legal actions or threatened legal actions. Environmental and legal reserves are established based on estimates and probabilities of the occurrence of events and therefore are subject to revision from time to time. Should the circumstances affecting these estimates change significantly, a material expense would be recognized.

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

Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K. This discussion and analysis covers our five business segments: Asset Management; Suburban, which includes a Commercial and Residential division; Urban; and Corporate.

In addition to net income, we have historically analyzed and discussed our financial condition and results of operations, before the adjustments for discontinued operations, based on a supplemental performance measure, Earnings Before Depreciation and Deferred Taxes (“EBDDT”). Commencing with the first quarter of 2002, we no longer use EBDDT as a supplemental earnings measure; however, for comparative purposes, we continue to provide EBDDT data in 2002. For comparative purposes only, a reconciliation between net income and EBDDT is provided for the years ended December 31, 2002, 2001, and 2000.

Below is a summary of Net income by segment and EBDDT for the Year Ended December 31, 2002:

	Asset Management	Suburban
		Commercial	Residential	Urban	Corporate	Total (2)
	(In thousands)
Rental properties:
Rental revenue	$267,807	$—	$—	$—	$—	$267,807
Property operating costs	(71,929)	—	—	—	—	(71,929)
Equity in earnings of operating joint ventures, net	8,277	—	—	—	—	8,277

	204,155	—	—	—	—	204,155

Property sales and fee services:
Gain on property sales	28,928	10,277	30,245	3,346	(601)	72,195
Equity in earnings of development joint ventures, net	—	—	33,063	—	(3,831)	29,232
Management and development fees	42	2,973	1,516	2,557	—	7,088
Selling, general and administrative expenses	(1,185)	(9,576)	(8,316)	(6,913)	—	(25,990)
Other, net	10,691	(550)	6,075	(129)	—	16,087

	38,476	3,124	62,583	(1,139)	(4,432)	98,612

Interest expense	(78,831)	—	—	—	18,055	(60,776)
Depreciation and amortization	(59,170)	(673)	(182)	(1,065)	(2,349)	(63,439)
Corporate administrative costs	—	—	—	—	(17,705)	(17,705)
Gain on non-strategic asset sales	7,264	—	—	—	—	7,264
Other, net	—	—	—	—	957	957
Minority interests	(6,106)	—	—	—	—	(6,106)
Income taxes	(40,455)	(937)	(23,848)	842	2,092	(62,306)

Net income (loss)	$65,333	$1,514	$38,553	$(1,362)	$(3,382)	100,656

Depreciation and amortization						63,439
Depreciation recapture						(8,121)
Deferred income taxes						29,889
Gain on non-strategic asset sales						(7,264)

Earnings before depreciation and deferred taxes(1)						$178,599

(1)	EBDDT is calculated by making various adjustments to net income. Depreciation, amortization, and deferred income taxes are added back to net income as they represent non-cash charges. Since depreciation expense is added back to net income in arriving at EBDDT, the portion of gain on property sales attributable to depreciation recapture is excluded from EBDDT. In addition, gains on the sale of non-strategic assets and extraordinary items, including their current tax effect, represent unusual and/or non-recurring items and are excluded from the EBDDT calculation.
(2)	As discussed in the General section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 13 to Consolidated Financial Statements for reconciliation to Statement of Operations format.

Below is a summary of Net income by segment and EBDDT for the Year Ended December 31, 2001:

	Asset Management	Suburban
		Commercial	Residential	Urban	Corporate	Total (2)
	(In thousands)
Rental properties:
Rental revenue	$234,881	$—	$—	$—	$—	$234,881
Property operating costs	(62,663)	—	—	—	—	(62,663)
Equity in earnings of operating joint ventures, net	8,833	—	—	—	—	8,833

	181,051	—	—	—	—	181,051

Property sales and fee services:
Gain on property sales	41,074	24,790	18,305	12,456	(519)	96,106
Equity in earnings of development joint ventures, net	—	9	27,670	—	(1,701)	25,978
Management and development fees	145	3,679	1,394	782	—	6,000
Selling, general and administrative expenses	(1,235)	(9,607)	(11,379)	(4,349)	—	(26,570)
Other, net	5,518	(179)	(3,868)	4,716	—	6,187

	45,502	18,692	32,122	13,605	(2,220)	107,701

Interest expense	(75,110)	(7)	—	(684)	17,656	(58,145)
Depreciation and amortization	(47,925)	(514)	(311)	(1,853)	(1,855)	(52,458)
Corporate administrative costs	—	—	—	—	(19,256)	(19,256)
Gain on non-strategic asset sales	3,909	—	—	—	—	3,909
Other, net	—	—	—	—	5,660	5,660
Minority interests	(6,059)	—	(83)	—	—	(6,142)
Income taxes	(41,091)	(7,366)	(12,861)	(4,487)	6	(65,799)

Net income (loss)	$60,277	$10,805	$18,867	$6,581	$(9)	96,521

Depreciation and amortization						52,458
Depreciation recapture						(11,428)
Deferred income taxes						49,499
Gain on non-strategic asset sales						(3,909)

Earnings before depreciation and deferred taxes (1)						$183,141

(1)	EBDDT is calculated by making various adjustments to net income. Depreciation, amortization, and deferred income taxes are added back to net income as they represent non-cash charges. Since depreciation expense is added back to net income in arriving at EBDDT, the portion of gain on property sales attributable to depreciation recapture is excluded from EBDDT. In addition, gains on the sale of non-strategic assets and extraordinary items, including their current tax effect, represent unusual and/or non-recurring items and are excluded from the EBDDT calculation.
(2)	As discussed in the General section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 13 to Consolidated Financial Statements for reconciliation to Statement of Operations format.

Below is a summary of Net income by segment and EBDDT for the Year Ended December 31, 2000:

	Asset Management	Suburban
		Commercial	Residential	Urban	Corporate	Total (2)
	(In thousands)
Rental properties:
Rental revenue	$206,762	$—	$—	$—	$—	$206,762
Property operating costs	(55,272)	—	—	—	—	(55,272)
Equity in earnings of operating joint ventures, net	9,809	—	—	—	—	9,809

	161,299	—	—	—	—	161,299

Property sales and fee services:
Gain on property sales	42,913	16,536	53,892	—	—	113,341
Equity in earnings of development joint ventures, net	—	13	27,767	—	—	27,780
Management and development fees	11,814	999	1,498	1,149	—	15,460
Selling, general and administrative expenses	(8,903)	(9,643)	(25,007)	(2,248)	—	(45,801)
Other, net	2,353	524	(12,209)	(19)	—	(9,351)

	48,177	8,429	45,941	(1,118)	—	101,429

Interest expense	(57,832)	(4)	(546)	(1,153)	8,571	(50,964)
Depreciation and amortization	(42,090)	(747)	(108)	(1,684)	(1,876)	(46,505)
Corporate administrative costs	—	—	—	—	(15,675)	(15,675)
Gain on non-strategic asset sales	46,279	—	—	—	—	46,279
Other, net	—	—	—	—	940	940
Minority interests	(6,347)	—	(4,354)	—	—	(10,701)
Income tax expense	(60,320)	(3,098)	(16,517)	1,596	3,244	(75,095)

Net income (loss)	$89,166	$4,580	$24,416	$(2,359)	$(4,796)	111,007

Depreciation and amortization						46,505
Depreciation recapture						(14,519)
Deferred income taxes						62,556
Gain on non-strategic asset sales						(46,279)

Earnings before depreciation and deferred taxes(1)						$159,270

(1)	EBDDT is calculated by making various adjustments to net income. Depreciation, amortization, and deferred income taxes are added back to net income as they represent non-cash charges. Since depreciation expense is added back to net income in arriving at EBDDT, the portion of gain on property sales attributable to depreciation recapture is excluded from EBDDT. In addition, gains on the sale of non-strategic assets and extraordinary items, including their current tax effect, represent unusual and/or non-recurring items and are excluded from the EBDDT calculation.
(2)	As discussed in the General section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 13 to Consolidated Financial Statements for reconciliation to Statement of Operations format.

Variance Year Ended December 31, 2002 vs Year Ended December 31, 2001:

	Asset Management	Suburban
		Commercial	Residential	Urban	Corporate	Total
	(In thousands)
Rental properties:
Rental revenue	$32,926	$—	$—	$—	$—	$32,926
Property operating costs	(9,266)	—	—	—	—	(9,266)
Equity in earnings of operating joint ventures, net	(556)	—	—	—	—	(556)

	23,104	—	—	—	—	23,104

Property sales and fee services:
Gain on property sales	(12,146)	(14,513)	11,940	(9,110)	(82)	(23,911)
Equity in earnings of development joint ventures, net	—	(9)	5,393	—	(2,130)	3,254
Management and development fees	(103)	(706)	122	1,775	—	1,088
Selling, general and administrative expenses	50	31	3,063	(2,564)	—	580
Other, net	5,173	(371)	9,943	(4,845)	—	9,900

	(7,026)	(15,568)	30,461	(14,744)	(2,212)	(9,089)

Interest expense	(3,721)	7	—	684	399	(2,631)
Depreciation and amortization	(11,245)	(159)	129	788	(494)	(10,981)
Corporate administrative costs	—	—	—	—	1,551	1,551
Gain on non-strategic asset sales	3,355	—	—	—	—	3,355
Other, net	—	—	—	—	(4,703)	(4,703)
Minority interests	(47)	—	83	—	—	36
Income taxes	636	6,429	(10,987)	5,329	2,086	3,493

Net income (loss)	$5,056	$(9,291)	$19,686	$(7,943)	$(3,373)	4,135

Depreciation and amortization						10,981
Depreciation recapture						3,307
Deferred income taxes						(19,610)
Gain on non-strategic asset sales						(3,355)

Earnings before depreciation and deferred taxes						$(4,542)

Variance Year Ended December 31, 2001 vs Year Ended December 31, 2000:

	Asset Management	Suburban
		Commercial	Residential	Urban	Corporate	Total
	(In thousands)
Rental properties:
Rental revenue	$28,119	$—	$—	$—	$—	$28,119
Property operating costs	(7,391)	—	—	—	—	(7,391)
Equity in earnings of operating joint ventures, net	(976)	—	—	—	—	(976)

	19,752	—	—	—	—	19,752

Property sales and fee services:
Gain on property sales	(1,839)	8,254	(35,587)	12,456	(519)	(17,235)
Equity in earnings of development joint ventures, net	—	(4)	(97)	—	(1,701)	(1,802)
Management and development fees	(11,669)	2,680	(104)	(367)	—	(9,460)
Selling, general and administrative expenses	7,668	36	13,628	(2,101)	—	19,231
Other, net	3,165	(703)	8,341	4,735	—	15,538

	(2,675)	10,263	(13,819)	14,723	(2,220)	6,272

Interest expense	(17,278)	(3)	546	469	9,085	(7,181)
Depreciation and amortization	(5,835)	233	(203)	(169)	21	(5,953)
Corporate administrative costs	—	—	—	—	(3,581)	(3,581)
Gain on non-strategic asset sales	(42,370)	—	—	—	—	(42,370)
Other, net	—	—	—	—	4,720	4,720
Minority interests	288	—	4,271	—	—	4,559
Income tax expense	19,229	(4,268)	3,656	(6,083)	(3,238)	9,296

Net income (loss)	$(28,889)	$6,225	$(5,549)	$8,940	$4,787	(14,486)

Depreciation and amortization						5,953
Depreciation recapture						3,091
Deferred income taxes						(13,057)
Gain on non-strategic asset sales						42,370

Earnings before depreciation and deferred taxes						$23,871

The following is a schedule of the largest ten tenants of our rental portfolio, based on GAAP rents:

Customer Name	State	Type of Product Leased	% of Total Base Rent as of December 31, 2002
The Gap	CA	Office	6.8%
APL Logistics, Inc	CA, IL, KY, TX	Industrial	4.7%
Ford Motor Company	CA, CO, TX	Industrial	2.2%
Kellogg’s USA, Inc.	CA, IL, CO	Industrial	2.0%
J.C. Penney Company	TX	Office	2.0%
Exel Corporation	CA	Industrial	1.9%
Home Depot USA, Inc.	CA	Industrial/Retail	1.6%
Gillette Company	CA, IL	Industrial	1.4%
MCI Telecommunications(1)	CA, WA, IL, MN, TX, OK, OR	Office/Ground Leases	1.4%
Office Depot, Inc.	CA	Industrial/Retail	1.3%

(1)	The Company has ten leases with MCI WORLDCOM Communications, Inc. or its affiliates (“MCI”). On July 21, 2002, a group of MCI Companies filed for Chapter 11 reorganization. Pursuant to an order of the United States Bankruptcy Court, the MCI Companies have until September 22, 2003, to assume or reject the leases, but they remain obligated under the Bankruptcy Code to continue to perform their obligations under each lease in a timely manner pending the assumption or rejection of that lease. MCI has stated its intention to file a Chapter 11 plan by April 15, 2003, and will reduce some of the leased space.

Rental Revenue less Property Operating Costs

Rental revenue less property operating costs has increased since 2000 primarily because of additions of buildings, new ground leases, and rental increases from renewals on Same Space (as defined below), partially offset by properties sold. We added a net 6.1 million square feet in 2002, 2.1 million square feet in 2001, and 4.0 million square feet in 2000 to our rental portfolio. Rental revenue less operating costs for 2002, 2001, and 2000, are summarized as follows:

	Year Ended December 31,		Difference 2002/2001	Year Ended December 31,		Difference 2001/2000
	2002	2001		2001	2000
	(In thousands)
Rental revenue less operating costs:
Same space(1)	$136,494	$132,212	$4,282	$110,760	$110,007	$753
Properties added to portfolio	31,768	13,458	18,310	34,084	14,144	19,940
Properties sold from portfolio	591	3,852	(3,261)	1,784	6,599	(4,815)
Ground leases	27,025	22,696	4,329	25,590	20,740	4,850

Total(2)(3)	$195,878	$172,218	$23,660	$172,218	$151,490	$20,728

(1)	Same Space properties were owned and operated for the entire current year and the entire immediate preceding year.
(2)	As discussed in the General section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 13 to Consolidated Financial Statements for reconciliation to Statement of Operations format.
(3)	Generally accepted accounting principles require rental revenue to be recognized in a straight-line basis over the initial term of the related lease. Revenue recognized may differ from cash collected from the related lease.

We do not expect substantial changes in rental income from our Same Space rental portfolio; rather, we expect growth in overall portfolio rental income will result primarily from new properties we will add to our rental portfolio over time.

The increase in rental revenue less operating costs of $23.7 million in 2002 is primarily attributable to $22.6 million from the additions of buildings and new ground leases and $4.3 million from Same Space, due to higher average rental rates from renewals, partially offset by a $3.3 million decrease from properties sold.

The increase in rental revenue less operating costs of $20.7 million in 2001 is primarily attributable to $24.8 million from the additions of buildings and new ground leases and $0.8 million from Same Space, due to higher average rental rates from renewals, partially offset by a $4.8 million decrease from properties sold.

Equity in Earnings of Operating Joint Ventures

Equity in earnings of operating joint ventures, net, decreased by $0.6 million and $1 million in 2002, and 2001, respectively. The decrease in 2002 was primarily because of lower occupancies in hotels owned by two joint ventures. The decrease in 2001 was primarily because of higher interest expense due to a refinancing at a joint venture in 2000 and lower occupancies in hotels owned by two joint ventures in 2001 (see Variability in Results section).

Gain on Property Sales:

Year Ended December 31, 2002

	Asset Management	Suburban
		Commercial	Residential	Urban	Corporate	Total(1)
	(In thousands)
Building Sales
Sales Proceeds	$34,211	$—	$—	$—	$—	$34,211
Cost of Sales	(12,534)	—	—	—	—	(12,534)

Gain	21,677	—	—	—	—	21,677

Land/Lot Sales
Sales Proceeds	—	52,563	57,054	14,500	—	124,117
Cost of Sales	—	(42,932)	(28,113)	(11,154)	—	(82,199)

Gain	—	9,631	28,941	3,346	—	41,918

Ground Lease and Other Sales
Sales Proceeds	8,973	403	2,053	—	—	11,429
Cost of Sales	(1,722)	243	(749)	—	(601)	(2,829)

Gain (loss)	7,251	646	1,304	—	(601)	8,600

Total sales proceeds	43,184	52,966	59,107	14,500	—	169,757
Total cost of sales	(14,256)	(42,689)	(28,862)	(11,154)	(601)	(97,562)

Total gain (loss) on property sales	$28,928	$10,277	$30,245	$3,346	$(601)	$72,195

Year Ended December 31, 2001

	Asset Management	Suburban
		Commercial	Residential	Urban	Corporate	Total(1)
	(In thousands)
Building/Home Sales
Sales Proceeds	$37,898	$40,697	$9,621	$—	$—	$88,216
Cost of Sales	(13,388)	(29,846)	(8,078)	—	—	(51,312)

Gain	24,510	10,851	1,543	—	—	36,904

Land/Lot Sales
Sales Proceeds	—	34,989	38,886	49,793	—	123,668
Cost of Sales	—	(21,050)	(22,297)	(37,337)	—	(80,684)

Gain	—	13,939	16,589	12,456	—	42,984

Ground Lease and Other sales
Sales Proceeds	33,920	—	—	—	—	33,920
Cost of Sales	(17,356)	—	173	—	(519)	(17,702)

Gain (loss)	16,564	—	173	—	(519)	16,218

Total sales proceeds	71,818	75,686	48,507	49,793	—	245,804
Total cost of sales	(30,744)	(50,896)	(30,202)	(37,337)	(519)	(149,698)

Total gain (loss) on property sales	$41,074	$24,790	$18,305	$12,456	$(519)	$96,106

(1)	As discussed in the General section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 13 to Consolidated Financial Statements for reconciliation to Statement of Operations format.

Year Ended December 31, 2000

	Asset Management	Suburban
		Commercial	Residential	Urban	Corporate	Total(1)
	(In thousands)
Building/Home Sales
Sales Proceeds	$72,057	$33,741	$254,864	$—	$—	$360,662
Cost of Sales	(35,743)	(31,546)	(217,171)	—	—	(284,460)

Gain	36,314	2,195	37,693	—	—	76,202

Land/Lot Sales
Sales Proceeds	—	35,210	37,958	—	—	73,168
Cost of Sales	—	(20,869)	(21,759)	—	—	(42,628)

Gain	—	14,341	16,199	—	—	30,540

Ground Lease and Other Sales
Sales Proceeds	17,266	—	—	—	—	17,266
Cost of Sales	(10,667)	—	—	—	—	(10,667)

Gain	6,599	—	—	—	—	6,599

Total sales proceeds	89,323	68,951	292,822	—	—	451,096
Total cost of sales	(46,410)	(52,415)	(238,930)	—	—	(337,755)

Total gain on property sales	$42,913	$16,536	$53,892	$—	$—	$113,341

(1)	As discussed in the General section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 13 to Consolidated Financial Statements for reconciliation to Statement of Operations format.

Variance Year Ended December 31, 2002 vs Year Ended December 31, 2001

	Asset Management	Suburban
		Commercial	Residential	Urban	Corporate	Total
	(In thousands)
Building/Home Sales
Sales Proceeds	$(3,687)	$(40,697)	$(9,621)	$—	$—	$(54,005)
Cost of Sales	854	29,846	8,078	—	—	38,778

(Loss)	(2,833)	(10,851)	(1,543)	—	—	(15,227)

Land/Lot Sales
Sales Proceeds	—	17,574	18,168	(35,293)	—	449
Cost of Sales	—	(21,882)	(5,816)	26,183	—	(1,515)

Gain (loss)	—	(4,308)	12,352	(9,110)	—	(1,066)

Ground Lease and Other Sales
Sales Proceeds	(24,947)	403	2,053	—	—	(22,491)
Cost of Sales	15,634	243	(922)	—	(82)	14,873

Gain (loss)	(9,313)	646	1,131	—	(82)	(7,618)

Total sales proceeds	(28,634)	(22,720)	10,600	(35,293)	—	(76,047)
Total cost of sales	16,488	8,207	1,340	26,183	(82)	52,136

Total gain (loss) on property sales	$(12,146)	$(14,513)	$11,940	$(9,110)	$(82)	$(23,911)

Variance Year Ended December 31, 2001 vs Year Ended December 31, 2000

	Asset Management	Suburban
		Commercial	Residential	Urban	Corporate	Total
	(In thousands)
Building/Home Sales
Sales Proceeds	$(34,159)	$6,956	$(245,243)	$—	$—	$(272,446)
Cost of Sales	22,355	1,700	209,093	—	—	233,148

Gain (loss)	(11,804)	8,656	(36,150)	—	—	(39,298)

Land/Lot Sales
Sales Proceeds	—	(221)	928	49,793	—	50,500
Cost of Sales	—	(181)	(538)	(37,337)	—	(38,056)

Gain (loss)	—	(402)	390	12,456	—	12,444

Ground Lease and Other Sales
Sales Proceeds	16,654	—	—	—	—	16,654
Cost of Sales	(6,689)	—	173	—	(519)	(7,035)

Gain (loss)	9,965	—	173	—	(519)	9,619

Total sales proceeds	(17,505)	6,735	(244,315)	49,793	—	(205,292)
Total cost of sales	15,666	1,519	208,728	(37,337)	(519)	188,057

Total gain (loss) on property sales	$(1,839)	$8,254	$(35,587)	$12,456	$(519)	$(17,235)

During 2002, we sold six operating properties totaling 769,000 square feet of building space, closed on the sale of improved land capable of supporting 3.8 million square feet of commercial development, and sold 1,038.7 acres of ground leases. During 2001, we sold seven existing operating properties and four newly completed commercial buildings totaling 1.1 million square feet, sold improved land capable of supporting 6.8 million square feet of commercial development, sold 1,108.2 acres of ground leases, and sold 5.1 acres of Urban land. During 2000, we sold eleven existing operating properties and three newly completed commercial buildings totaling 2.1 million square feet, closed on the sale of improved land capable of supporting 8.5 million square feet of commercial development, and sold 1,035 acres of ground leases (see Variability in Results section).

For the year ended December 31, 2002, we also closed on the sales of 456 residential lots, as compared to 396 residential lots and 55 homes during the same period in 2001. For the year ended December 31, 2000, the gain from Suburban Residential segment included $13.4 million from the sale of our home-building assets to a limited liability company formed in 2000 managed by Brookfield Homes of California, Inc. (“BHC, LLC”), $10.2 million from the closing of an 80-lot site in San Francisco, and $30.3 million resulting primarily from the closings of 512 lots and 347 homes (see Variability in Results section).

In addition, the gain for 2002 and 2001 from Suburban Residential segment included $2.1 million and $1.1 million, respectively, of our portion of profit participation related to certain properties that were sold in the prior year (see Variability in Results section).

Equity in Earnings of Development Joint Ventures, Net

Our Equity in Earnings of Development Joint Ventures, Net is generated from our Suburban-Residential investments. The tables below summarize our share of the activities of joint ventures for the years ended December 31, 2002, 2001, and 2000. The increase in 2002, as compared to 2001, in our gain from sales is primarily because of an increase in sales volume, partially offset by the sale of our investment interest in Brookfield joint venture during 2001. The decrease in 2001 as compared to 2000, in our gain from sales is primarily because of lower sales volumes from Serrano and Talega, partially offset by gain from new joint ventures Parkway and Talega Village (see Variability in Results section). As we have not entered into any significant new joint ventures in 2002, nor are many new investments anticipated, the Equity in Earnings of Development Joint Ventures, Net will likely decline beyond 2003.

	Year ended December 31, 2002				Year ended December 31, 2001				Year ended December 31, 2000
Projects	Lots/ Homes Sold	Sales	Cost of Sales	Gain (loss)	Lots/ Homes Sold	Sales	Cost of Sales	Gain (loss)	Lots/ Homes Sold	Sales	Cost of Sales	Gain (loss)
	(In thousands, except lots/homes)
Brookfield	—	$—	$—	$—	524	$77,013	$(62,611)	$14,402	306	$130,383	$(120,253)	$10,130
Talega Village	118	64,973	(60,538)	4,435	100	51,359	(48,566)	2,793	—	—	—	—
Serrano	940	73,852	(66,955)	6,897	53	35,915	(34,389)	1,526	874	87,297	(74,969)	12,328
Talega	772	78,143	(73,111)	5,032	109	34,855	(30,945)	3,910	867	98,843	(93,534)	5,309
Parkway	822	61,259	(48,391)	12,868	190	16,260	(12,922)	3,338	—	—	—	—
Other	—	—	—	—	—	9	—	9	—	13	—	13

Total	2,652	$278,227	$(248,995)	$29,232	976	$215,411	$(189,433)	$25,978	2,047	$316,536	$(288,756)	$27,780

Management and Development Fees

Management and development fees primarily consist of fees earned related to development and construction management services provided to third parties as well as our joint venture projects. The increase in 2002 was primarily because of new fees included in 2002 from development management activities commenced in September 30, 2001, related to a new joint venture development at the Mission Bay project of $2.6 million, management fees related to two build-to-suit construction management contracts of $1.4 million, construction management fees related to investments in three unconsolidated joint ventures in Colorado of $1 million, and management fees from a joint venture project of $0.7 million. The decrease in management fees of $9.5 million in 2001, as compared to 2000, was primarily due to the expiration of the contract to manage and sell the non-railroad real estate assets of a major railroad company, partially offset by an increase in development and management fees related to a construction management contract with a ground lease lessee.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.6 million in 2002 primarily due to employee-related expenses and legal expenses. Selling, general and administrative expenses decreased $19.2 million in 2001 primarily due to the decreased number of employees related to the sale of our home-building assets to BHC, LLC, in 2000.

Other

“Other” consists primarily of interest income, lease termination fees, expense of previously capitalized costs, and other miscellaneous expenses. For the year ended December 31, 2002, “Other” included interest income of $9.4 million, which is $1 million lower than 2001, because of lower short-term investments and lower interest rates; also included in 2002, were $8.3 million in lease termination fees. For the year ended December 31, 2001, “Other” included interest income of $10.4 million, which is $3.8 million higher than that of the same periods in 2000, because of higher short-term investments and higher interest rates; also included in 2001, were $3.4 million in lease termination fees, the expense of certain predevelopment costs previously capitalized of $2.5 million, and expenses related to costs overruns on a fixed price construction contract of $5.1 million. For the year ended December 31, 2000, “Other” included $11.8 million of expenses related to costs overruns on a fixed price construction contract and $2 million from a note receivable write-off; also included in 2000 was $6.6 million of interest income from short-term investments.

Interest

Following is a summary of interest:

	Year Ended December 31,			Difference 2002/2001	Difference 2001/2000
	2002	2001	2000
	(In thousands)
Total interest incurred	$85,156	$83,623	$69,620	$1,533	$14,003
Interest capitalized	(24,380)	(25,478)	(18,656)	1,098	(6,822)

Interest expensed	60,776	58,145	50,964	2,631	7,181
Less discontinued operations	(588)	(1,392)	(989)	804	(403)

Total interest expense	$60,188	$56,753	$49,975	$3,435	$6,778

Interest incurred increased $1.5 million and $14 million for the years ended December 31, 2002 and 2001, respectively, primarily because of higher average debt balance as a result of additional debt placed on the newly completed operating rental properties. The changes in capitalized interest in 2002 and 2001, were because of changes in development activities.

Depreciation and Amortization Expense

The increases in depreciation and amortization expense of $11 million and $6 million in 2002 and 2001, respectively, are primarily attributable to the new buildings added to the portfolio. In 2002 and 2001, we added 6.1 million net square feet and 2.1 million net square feet of building space, respectively, to our portfolio. The added buildings resulted in incremental depreciation expense of $8.1 million and $4.1 million in 2002 and 2001, respectively. In addition, in 2002 we recorded a charge of $2.1 million related to assets placed in service in prior periods but not depreciated.

Corporate Administrative Costs

Corporate administrative costs consist primarily of general and administrative expenses. General and administrative expenses decreased by $1.6 million in 2002 but increased $3.6 million in 2001. The decrease in 2002 was primarily because of decreases in employee related expenses and marketing expenses. The increase in 2001 was primarily because of increases in employee related expenses.

Gain on Non-Strategic Asset Sales

Gain on sales of non-strategic assets increased $3.4 million in 2002 but decreased $42.4 million in 2001, primarily because of higher sales of remaining desert property in 2002. The decrease in 2001 was primarily because of a significant sale of desert land that was ultimately transferred to the Federal Government in 2000. We estimate the gain on non-strategic asset sales in 2003 to increase slightly over that of 2002; however, because the non-strategic asset inventory is depleting, we expect future gain on non-strategic asset sales to decrease over time (see Variability in Results section).

Other

“Other” consists primarily of interest income, consulting fees, legal reserve, and other miscellaneous expenses. For the year ended December 31, 2002, “Other” included interest income of $0.4 million, which is $12.8 million lower than that of the same periods in 2001 because of lower short-term investments as well as lower interest rates; “Other” also included a reduction in legal reserve of $0.9 million in 2002. For the year ended December 31, 2001, “Other” included interest income of $13.2 million, which is $8.6 million higher than that of the same periods in 2000 because of higher short-term investments as well as higher interest rates.

Minority Interests

In 1999, we formed a subsidiary real estate investment trust for financing purposes and sold 10% of this subsidiary’s stock to minority investors. This subsidiary is consolidated for financial reporting purposes. Subsequently to December 31, 2002, the REIT acquired the 10% interest of the minority investors, and accordingly the REIT became a wholly-owned subsidiary.

Income taxes

Income taxes decreased $3.5 million and $9.3 million in 2002 and 2001, respectively. These changes are the results of property donations at fair market value in 2002, changes in pre-tax income primarily attributed to rental income, gains from property sales, and gains on non-strategic asset sales in 2001. Property donation at fair value reflects property conveyances that qualify as charitable contributions for tax purposes. The difference between the fair value and book basis of the properties conveyed represents a tax deduction that results in a permanent reduction in income tax. The effect of deducting the excess of fair value of property over the book basis was a reduction in the effective tax rate of approximately 2% for the year ended December 31, 2002.

	Year Ended December 31,			Difference 2002/2001	Difference 2001/2000
	2002	2001	2000
	(In thousands)
Income before income taxes and discontinued operations	$162,962	$162,320	$186,102	$642	$(23,782)

Income taxes:
Current taxes	$32,417	$16,300	$12,539	$16,117	$3,761
Deferred taxes	29,889	49,499	62,556	(19,610)	(13,057)

Income tax expense	$62,306	$65,799	$75,095	$(3,493)	$(9,296)

Total tax:
Current tax rate	19.9%	10.0%	6.7%	9.9%	3.3%
Deferred tax rate	18.3%	30.5%	33.6%	(12.2)%	(3.1)%

Tax rate	38.2%	40.5%	40.3%	(2.3)%	0.2%

Current tax rates increased in 2002, as compared to 2001, primarily due to fewer tax-deferred property exchanges, a decrease in the amount of stock options exercised, and lower interest rates. Current tax rates increased in 2001, as compared to 2000, primarily due to fewer tax-deferred property exchanges and fewer tax credits in 2001. Gains from tax-deferred exchange property sales are recognized for financial reporting purposes, but the associated tax liability is not incurred for tax purposes until the replacement property is sold. All of our net operating loss carry forwards have been used. We estimate current-tax rates to be above 2002 levels; however, we anticipate that the overall tax rate in 2003 will be lower than the overall tax rate in 2002.

Accordingly, deferred taxes decreased in 2002, as compared to 2001, and in 2001, as compared to 2000, primarily due to decreases in the number of tax-deferred property exchanges. The decrease in 2002 also reflects fewer stock options exercised in 2002 compared to 2001.

The calculation of current taxes due involves the use of many estimates that are not finalized and adjusted until our final tax returns are filed, usually in September of the following year. Consequently, actual taxes paid in regard to any given year will differ from the amounts shown above; however, the differences have historically not been material and are not expected to be material in the future.

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

Liquidity and Capital Resources

Off-balance sheet arrangements, contractual obligations and commitments

We have the following off-balance sheet arrangements, contractual obligations, and commitments, which are disclosed in various sections of the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. They exist in the following areas:

•	Unconsolidated real estate joint ventures:

Capital contribution requirements

Debt and debt service guarantees

•	Surety bonds, standby letters of credit and commitments

•	Executed contracts for construction and development activity

Unconsolidated real estate joint ventures—capital contribution requirements

We have investments in twelve unconsolidated real estate joint ventures. Four of the joint ventures are involved in the operation of rental real estate properties, and the remaining eight are involved in real estate development for investment or sale. We use the equity method of accounting for all of our investments in unconsolidated joint ventures.

We are required to make additional capital contributions to two of the unconsolidated joint ventures should additional capital contributions be necessary to fund excess costs or operating shortfall. One of the joint ventures requires capital contributions if actual development costs exceed the approved project development budget. The development budget is approximately $252.5 million and will be funded as follows: $165 million from a construction loan, which was closed in September 2002, $62.5 million from our partners, and the remaining $25 million from us. As of December 31, 2002, we had contributed $19.4 million of the $25 million. Subsequent to December 31, 2002, we contributed an additional $2.6 million, but we do not expect to fund any additional capital contributions beyond the $25 million. The second joint venture requires capital contributions to fund operating shortfall upon written notice from the joint venture’s management committee. As of December 31, 2002, no such notice has been received.

We have also agreed with another of our unconsolidated joint ventures to fund up to $5.7 million for certain construction costs, if necessary. As of December 31, 2002, no additional funding is required.

Unconsolidated real estate joint ventures—debt and debt service guarantees

We have made certain debt service guarantees for six of our unconsolidated joint ventures. At December 31, 2002, based on the joint ventures’ outstanding debt balance, these debt service guarantees totaled $44.6 million. Of the total guarantees, $14.5 million relates to three unconsolidated residential development joint ventures, $22.3 million relates to two unconsolidated commercial development joint ventures, and the remaining $7.8 million relates to an unconsolidated urban development joint venture. These debt service guarantees are typical business arrangements commonly required of developers in real estate development. Examples of events that would require us to provide a cash payment pursuant to a guarantee include a loan default, which would result from failure of the primary borrower to service the debt when due, or non-compliance of the primary borrower with financial covenants and inadequacy of asset collateral. Our guarantee exposure is generally limited to situations in which the value of the collateral is not sufficient to satisfy the outstanding indebtedness. At December 31, 2002, we have not been required to satisfy any amounts pursuant to these debt and debt service guarantees.

Surety bonds, standby letters of credit and commitments

As of December 31, 2002, we have $379.6 million in surety bonds, outstanding standby letters of credit in favor of local municipalities or financial institutions, and commitments to guarantee leases, the construction of real property improvements or financial obligations. Surety bonds and commitments are to guarantee the construction of public improvements and infrastructure such as sewer, streets, traffic signals, grading, and wildlife preservations, in connection with our various development projects. Surety bonds are often required by public agencies from developers in real estate development. The surety bonds and standby letters of credit are renewable and expire upon completion of the required improvements. Standby letters of credit are a form of credit enhancement commonly required in real estate development when bonds are issued to finance public improvements.

Executed contracts for construction and development activity

At December 31, 2002, we have open construction and development contracts with vendors totaling $224.6 million related to our various projects, as compared to $273.3 million at December 31, 2001.

The following table summarizes our outstanding contractual obligations as of December 31, 2002 and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total		Due within 2003	Due in 2004-2006	Due in 2007-2008	Due Thereafter
	(In thousands)
Mortgage and Other Debt	$1,504,102	(1)	$154,152	$389,176	$381,918	$578,856
Operating Leases	6,954		2,510	4,204	30	210
Contracts	224,610	(2)	181,429	19,736	13,874	9,571

Total Contractual Obligations	$1,735,666		$338,091	$413,116	$395,822	$588,637

(1)	Includes approximately $3.1 million of mortgage notes associated with assets held for sale that is presented as “Liabilities associated with assets held for sale” on our consolidated balance sheet.
(2)	A portion of these obligations is expected to be reimbursed by third parties, including bond proceeds.

The following table summarizes our outstanding commitments as of December 31, 2002, and the effect such commitments may have on liquidity and cash flow in future periods:

			Amount of Commitment Expiration Per Period
Commitments	Total Amounts Committed		Expire within 2003	Expire in 2004-2006	Expire in 2007-2008	Expire Thereafter
	(In thousands)
Standby Letters of Credit, Surety Bonds and Commitments	$379,628	(3)	$304,032	$75,596	$—	$—
Debt Guarantees of Unconsolidated JVs	44,624		5,000	39,624	—	—

Total Commitments	$424,252		$309,032	$115,220	$—	$—

(3)	Includes approximately $42.4 million of commitments that have no specific expiration dates, which we have assumed to expire within one year for purposes of this table.

Note: The above tables do not include certain obligations made in the ordinary course of business (receivables, payables, etc.)

Cash flows from operating activities

Cash provided by operating activities reflected in the statement of cash flows for the years ended December 31, 2002, 2001, and 2000, was $187.1 million, $341.8 million, and $296.0 million, respectively.

The decrease of $154.7 million in 2002 was primarily attributable to the following: (1) a decrease due to the receipt of a $104.8 million prepayment of rent associated with a 34-year ground lease in 2001; (2) a decrease of $37.2 million resulting from payments made in 2002 for accrued construction costs; (3) $26.4 million due to an increase in prepayments for various expenses; (4) a decrease of $24.3 million due to higher income taxes paid in 2002; and (5) a decrease of $22.5 million in cash received from sales proceeds, partially offset by (6) an increase of $42.4 million from operating distributions, primarily from four of our unconsolidated residential joint ventures due to more lots sold; (7) $37 million due to an increase in payments received for our notes receivable; and (8) $25.4 million due to lower capital expenditures on our development property. The remaining decrease of $44.3 million was primarily due to the timing of receipts and payments from our ordinary course of business (accounts receivable, accounts payable, etc.).

The increase of $45.8 million in 2001 was primarily attributable to the following: (1) the receipt of $106.8 million prepayment of rent, of which approximately $104.8 million was associated with a 34-year ground lease; (2) an increase of $84.5 million due to lower capital expenditures on our development property; (3) an increase of $17.1 million due to higher distributions from our joint ventures, primarily from our unconsolidated residential joint ventures in which more homes were sold; (4) an increase of $12.6 million due to lower income taxes paid in 2001 as compared to 2000; and (5) an increase of $9.4 million due to an increase in payments received for our notes receivable, partially offset by (6) a decrease of $223.2 million in cash received from sales proceeds. The remaining increase of $38.6 million was primarily due to the timing of receipts and payments from our ordinary course of business (accounts receivable, accounts payable, etc.).

Cash flows from investing activities

Net cash used in investing activities reflected in the statement of cash flows for the years ended December 31, 2002, 2001, and 2000, was $333.3 million, $267.6 million, and $224.2 million, respectively.

The increase in use of $65.7 million in 2002 was attributed to the following: (1) $66.9 million in increased short-term investments and restricted cash at December 31, 2002; (2) $38.3 million due to higher reimbursable predevelopment and infrastructure costs incurred in 2002; (3) $20.7 million due to lower proceeds from the sale of investment properties; (4) $15.3 million due to higher capital contributions made to our unconsolidated joint ventures in 2002; and (5) $7 million due to higher costs incurred for tenant improvements partially offset by (6) $55.3 million due to lower property acquisitions and (7) $27.2 million due to lower capital expenditures for investment properties in 2002.

The increase in use of $43.4 million between 2001 and 2000 was attributed to the following: (1) $44.3 million due to higher property acquisitions; (2) $28.4 million due to higher capital expenditures for investment properties; (3) $16.8 million due to lower proceeds from the sale of investment properties; (4) $15.6 million of distributions in 2000 from the refinancing of one of our joint ventures; (5) $2.9 million due to higher reimbursable predevelopment and infrastructure costs incurred; and (6) $2 million due to the contributions made in 2001 to our joint ventures offset by (7) $63.8 million in reduced short-term investments and restricted cash and (8) $2.8 million due to lower tenant improvements.

Capital Expenditures

Capital expenditures reflected in the statement of cash flows include the following:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Capital Expenditures from Operating Activities(1)
Capital expenditures for development properties	$21,693	$32,246	$46,356
Predevelopment	4,641	1,047	98
Infrastructure and other	22,814	31,135	86,864
Residential property acquisitions	7,139	—	26,464
Capitalized interest and property tax	668	1,849	7,738

Capital expenditures in cash flows for operating activities	56,955	66,277	167,520
Other property acquisitions	738	16,785	—
Seller-financed acquisitions	—	10,000	—

Total capital expenditures in operating activities	57,693	93,062	167,520

Capital Expenditures from Investing Activities(2)
Construction and building improvements	148,508	156,566	149,895
Predevelopment	16,149	6,326	21,698
Infrastructure and other	25,635	62,591	37,657
Other property acquisitions	9,649	1,788	2,748
Capitalized interest and property tax	27,592	27,536	14,426

Capital expenditures for investment properties	227,533	254,807	226,424
Commercial property acquisitions	24,449	79,782	35,471
Tenant improvements	9,945	2,893	5,767
Reimbursable construction costs	54,426	16,097	13,156
Contribution to joint ventures	17,365	2,035	—

Capital expenditures in cash flows for investing activities	333,718	355,614	280,818
Seller-financed acquisitions	—	—	1,702

Total capital expenditures in investing activities	333,718	355,614	282,520

Total capital expenditures(3)	$391,411	$448,676	$450,040

(1)	This category primarily includes capital expenditures for properties we intend to build and sell.
(2)	This category primarily includes capital expenditures for properties we intend to hold for our own account.
(3)	Total capital expenditures include capitalized general and administrative expenses of $14.7 million, $21.6 million, and $17.2 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Capital expenditures for development properties—This item relates to the development of residential, urban, and commercial for-sale development properties. The decrease in 2002 and 2001 was primarily because of the decrease in commercial and urban development activities for properties that we intend to build and sell.

Construction and building improvements—This item relates primarily to development of new properties held for lease. This development activity is summarized below (in square feet):

	Year Ended December 31,
	2002	2001
	(In thousands)
Commercial Development
Wholly owned:
Under construction, beginning of period	6,143	3,474
Construction starts	2,945	4,735
Completed—retained in portfolio	(6,066)	(1,465)
Completed—design/build or sold	—	(601)

Subtotal under construction, end of period	3,022	6,143

Joint Venture Projects:
Under construction, beginning of period	—	—
Construction starts	305	—

Subtotal under construction, end of period	305	—

Total commercial development under construction, end of period	3,327	6,143

Urban Development
Wholly owned:
Under construction, beginning of period	361	283
Construction starts	—	78
Completed—retained in portfolio	(283)	—

Subtotal under construction, end of period(1)	78	361

Joint Venture Projects:
Under construction, beginning of period	695	—
Construction starts	—	695

Subtotal under construction, end of period	695	695

Total urban development under construction, end of period	773	1,056

Total under construction, end of period	4,100	7,199

(1)	Includes approximately 45,000 square feet of residential units, which we intend to sell; excludes approximately 280,000 square feet of commercial space on which construction was started but stopped during 2001.

Predevelopment—This item relates to amounts incurred for our commercial, urban, and residential development projects, primarily the Mission Bay project in San Francisco, California, the Santa Fe Depot project in San Diego, California, the Vista Range residential project in Commerce City, Colorado, and the Westbluffs residential project in Playa Del Rey, California. The increase in 2002 primarily resulted from the activity for the projects in San Francisco, California; Commerce City, Colorado; and Playa Del Rey, California. For the years ended December 31, 2002, 2001, and 2000, approximately $2 million, $8.7 million, and $4.9 million, respectively, of predevelopment costs incurred at Mission Bay are reimbursable, as discussed in Reimbursable construction costs below.

Infrastructure and other—This item primarily represents infrastructure costs incurred in connection with our commercial, urban, and residential projects. Infrastructure costs relate primarily to the projects at San Diego, California; Woodridge, Illinois; Denver, Colorado; Ontario, California; Hercules, California; Fremont, California; and Mission Bay, San Francisco, California.

In 2002, approximately $54.2 million, $25.1 million, $1.2 million, and $14.5 million of infrastructure and other costs incurred at Mission Bay, Pacific Commons, Denver, and Ontario, respectively, are reimbursable, as discussed in Reimbursable construction costs below. In 2001, approximately $22 million, $4.4 million, and $0.5 million of infrastructure and other costs incurred at Mission Bay, Ontario, and Denver, respectively, are reimbursable. In 2000, approximately $7.3 million, $0.3 million, and $0.7 million of infrastructure and other costs incurred at Mission Bay, Ontario, and Denver, respectively, are reimbursable.

Operating property acquisitions—For the year ended December 31, 2002, we invested approximately $7.8 million in operating property acquisitions, of which $7.1 million was for the acquisition of land capable of supporting an estimated 2,149 residential units and $0.7 million for land to be sold.

In 2001, we invested approximately $26.8 million in property and other acquisitions; $3.8 million for the acquisition of commercial land with the intent to sell and $23 million, including a $10 million seller-financed note, for the acquisition of an ownership interest in a joint venture in Folsom, California.

In 2000, we invested approximately $26.5 million for the acquisitions of residential development property in California, directly or through joint ventures; these acquisitions would support up to 479 homes/lots.

Investing property acquisitions—For the year ended December 31, 2002, we invested approximately $34.1 million in investing property acquisitions; $16.4 million for the acquisition of commercial buildings, which added approximately 488,000 square feet to our rental portfolio; $8 million for the acquisition of commercial land, which added 3 million square feet of potential development; and $9.7 million for the acquisition of furniture, fixtures, and equipment, primarily consisting of a corporate aircraft.

In 2001, we invested approximately $81.6 million in property and other acquisitions; $66.6 million for the acquisition of commercial buildings, which added approximately 1.2 million square feet to our rental portfolio; $13.2 million for the acquisition of commercial land, which added about 4.2 million square feet of potential development; and $1.7 million for the acquisition of furniture, fixtures, and equipment.

In 2000, we invested approximately $39.9 million in property acquisitions, including a $1.7 million seller-financed note, for the acquisition of commercial and mixed-used development land which added approximately 10.2 million square feet of potential development and $2.7 million for the acquisition of furniture, fixtures, and equipment.

Reimbursable construction costs—For the years ended December 31, 2002, 2001, and 2000, approximately $97 million, $35.6 million, and $13.2 million, respectively, of total predevelopment and infrastructure costs incurred are reimbursable, pursuant to various Community Facility District (“CFD”) bonds issued in 2002 and 2001, various assessment district bonds, and third parties.

During 2002, approximately $44.7 million was reimbursed, of which, approximately $42.8 million was from CFD bonds and approximately $1.9 million was from third parties. During 2001, approximately $17.4 million was reimbursed, of which, $13.3 million was from CFD bonds and $4.1 million was from third parties. During 2000, we did not receive any reimbursements for reimbursable costs incurred.

Subsequent to December 31, 2002, an additional $5.7 million was reimbursed, of which, approximately $1.7 million was from CFD bonds, approximately $2.6 million was from assessment district bonds, and approximately $1.4 million was from third parties.

Cash flows from financing activities

Net cash provided by (used in) financing activities reflected in the statement of cash flows for the years ended December 31, 2002, 2001, and 2000, was $198.4 million, ($188.1) million, and $229.3 million, respectively.

The increase of $386.5 million in 2002 was attributed to the following: (1) an increase of $372.4 million due to no treasury stock purchases in 2002, as compared to $372.4 million expended for the purchase of 21,649,797 shares of our treasury stock under the share repurchase program during the same period in 2001; (2) an increase of $24.4 million primarily attributable to higher net borrowings; and (3) an increase of $0.6 million due to a decrease in distributions to minority partners offset by (4) a decrease of $10.9 million due to lower proceeds from the issuance of common stock primarily attributable to exercise of stock options.

The decrease of $417.4 million between 2001 and 2000 was primarily due to the following: (1) a decrease of $343.7 million due to $372.4 million expended for the purchase of 21,649,797 shares of our treasury stock in 2001 as compared to $28.7 million expended for the purchase of 1,997,300 shares in 2000 and (2) a decrease of $87.6 million due to lower net borrowings, offset by (3) an increase of $11.9 million due to higher proceeds from the issuance of common stock attributable to exercise of stock options and (4) an increase of $2.0 million due to lower distributions to minority partners.

Capital commitments

As of December 31, 2002, we had outstanding standby letters of credit, surety bonds, and commitments in the amount of $379.6 million to guarantee performance on real property improvements or financial obligations.

As of December 31, 2002, we had approximately $224.6 million in total contractual obligations for capital expenditures to vendors. These commitments are primarily contracts to construct commercial, residential, and urban development projects, predevelopment costs, and re-leasing costs.

As a partner in certain joint ventures, we have made certain debt guarantees totaling $44.6 million at December 31, 2002 (see Note 15 of the accompanying Consolidated Financial Statements).

REIT-related Distribution and Quarterly Dividends

As part of the proposed REIT conversion and in order to be eligible to elect REIT status (see Item 1. Business—Recent Developments), we expect to provide to stockholders a one-time distribution of pre-REIT earnings and profits (“E&P”). The distribution will be in the form of, at the election of each stockholder, cash, shares of common stock in the REIT, or a combination of both. We currently expect that the E&P distribution will be comprised of approximately $100 million cash and $200 million in stock of the REIT. In the event we receive a favorable determination from the Internal Revenue Service in connection with a ruling we are currently seeking, we will limit the amount of cash payable in the E&P distribution to $100 million. We presently do not expect to limit the total amount of cash available for distribution if we do not receive a favorable ruling. Absent such a limit, the total amount of cash distributed will depend upon the extent to which our stockholders elect to receive cash rather than shares of common stock in the REIT.

Also, we anticipate that we will begin to pay a quarterly dividend commencing in the third quarter of 2003 in an amount equal to $0.30 per existing share of our common stock. Following the REIT conversion, if approved, we anticipate that we will continue to pay a quarterly dividend of approximately $0.30 per existing share of our common stock. The actual amount of the dividends, however, will be as determined and declared by the board of directors and will depend on our financial condition, earnings, and other factors, many of which are beyond our control. In order to maintain its qualification as a REIT under the Internal Revenue Code, we will be required, as a REIT, to distribute at least 90% of our REIT taxable income for such year.

There is no assurance the proposed REIT conversion and related transactions, including the E&P distribution and the quarterly dividends, will be consummated or that the terms, the time or effects thereof will not differ materially from those described here.

Cash balances, available borrowings, and capital resources

As of December 31, 2002, we had total cash of $311.5 million, of which $36.6 million is restricted cash. In addition to the $311.5 million cash balance, we had $46.6 million in borrowing capacity under our commercial construction facilities, available upon satisfaction of certain conditions.

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

Stock Repurchases—From October 1999 through July 2001, our Board of Directors authorized five separate stock repurchase programs; each had a limit of $50 million. Share purchases under these programs were made on the open market. We purchased a total of 13,047,097 shares at a total cost of $218 million under these programs. The remaining $32 million authorized expired or was terminated.

In December 2001, we purchased 10.6 million shares of our common stock from the California Public Employees’ Retirement System (“CalPERS”) for $183.1 million in a privately negotiated transaction. An independent third party provided our Board of Directors with a written opinion confirming that the terms and conditions of this transaction were fair, from a financial point of view, to our stockholders other than CalPERS. Immediately prior to the transaction, CalPERS was the beneficial owner of 18.8 million shares, or approximately 19.3% of our issued and outstanding common stock. As a result of the transaction, CalPERS’ beneficial ownership was reduced to 8.2 million shares, or approximately 9.5% of our issued and outstanding common stock.

Debt covenants—Three of our credit agreements, totaling $135 million, contain corporate financial covenants including a minimum debt service coverage ratio of 1.6 to 1, a maximum leverage ratio of 60%, and a minimum tangible net worth of $435.2 million (subject to adjustment for stock buybacks), all terms as defined in those credit agreements. As of or for the period ending December 31, 2002, the actual results, were 1.97; 54.1%; and $546 million, respectively. Our partial guarantee of one of our joint venture’s construction loans of $165 million has the same debt service and tangible net worth covenants, but a different maximum leverage covenant definition. Under this definition our leverage ratio is 57.3% versus a covenant of 65% at a maximum. Our performance against these covenants is measured on a quarterly basis, with debt service coverage being measured on a four-quarter trailing basis. In the event we were to breach any of these covenants and were unable to negotiate satisfactory waivers or amendments, our lenders in these credit facilities could declare amounts outstanding due and payable.

Bonds—At December 31, 2002, we have $103.9 million of assessment district bonds recorded as part of “Mortgage and other debt” in the accompanying Consolidated Balance Sheet. Approximately $35.6 million of bonds with an estimated weighted average variable interest rate of 3.5% were issued by Traer Creek Metropolitan District to fund one of our unconsolidated joint venture investments in Avon, Colorado; $23.1 million with an estimated weighted average variable interest rate of 4.0% were issued by Stapleton Business Center Metropolitan District to fund our development project in Denver, Colorado; $15.8 million with an estimated weighted average variable interest rate of 5.3% were issued by the County of San Bernardino to fund our development project in Ontario, California; $8.6 million with an estimated weighted average variable interest rate of 6.42% were issued by Northwestern Business Center Metropolitan District to fund our development project in Westminster, Colorado; $6.8 million with an estimated weighted average variable interest rate of 6.1% were issued by the City of Rancho Cucamonga to fund our development project in Rancho Cucamonga, California; and the remaining $14 million with estimated weighted average variable interest rates ranging from 5.44% to 8.7% were issued by various districts to fund other development projects (see Note 3 of the accompanying Consolidated Financial Statements for details).

In addition to the above bonds, $163.3 million of Community Facility District bonds were issued as of December 31, 2002, to finance public infrastructure improvements at Mission Bay in San Francisco and Pacific Commons in Fremont, California. The bonds related to the Mission Bay and Pacific Commons were not required to be recorded in our accompanying Consolidated Balance Sheet. These bonds have a series of maturities up to thirty years. Bonds totaling $133.3 million were issued for Mission Bay, of which $16.6 million have a floating rate of interest initially set at 2.85% and at December 31, 2002, 1.35%; $23.4 million have a floating interest rate initially set at 1.85% and at December 31, 2002, 1.4%; $54 million at a fixed rate of 6.02%; and $39.3 million at an average coupon rate of 6.28%. We provided a letter of credit totaling $40 million in support of the floating rate bonds issued for Mission Bay. At Pacific Commons, $30 million of bonds were issued and have a weighted average fixed interest rate of 6.2%. Upon completion of the infrastructure improvements at Mission Bay and Pacific Commons, for which the $133.3 million and $30 million CFD bonds were issued, respectively, the improvements will be transferred to the respective cities. The expected reimbursement of the infrastructure costs from the bonds is reflected in Other Assets (see Note 15 of the accompanying Consolidated Financial Statements for details).

At December 31, 2002, for Mission Bay, $6.6 million of the $16.6 million floating rate bonds and $40.4 million of the $54 million fixed rate bonds were used to reimburse costs we incurred on behalf of the district. For Pacific Commons, approximately $9.1 million of the bonds were used to reimburse costs we incurred on the district’s behalf as of December 31, 2002. As of December 31, 2002, we have incurred costs of $46.1 million for Mission Bay, $16 million for Pacific Commons, $2.4 million for Denver, and $19.2 million for Ontario that have not been reimbursed from bond proceeds nor from other third parties. These costs are recorded as Other Assets in the accompanying Consolidated Balance Sheet. Subsequent to December 31, 2002, we received reimbursements of approximately $1.7 million from CFD bonds, approximately $2.6 million from assessment district bonds, and approximately $1.4 million from third parties.

At Mission Bay, the landowners must satisfy any shortfall in annual debt service obligations for the CFD bonds, if incremental tax revenues generated by the projects are insufficient. At Pacific Commons, developed and designated developed property is taxed first, and any shortfall in annual debt service is paid by a tax on vacant land.

Insurance—Changes in the insurance industry over the last year have caused the availability of certain types of coverage to decrease and the cost of available coverage to increase. In renewing our policies, we were able to essentially obtain all of our historical levels and types of insurance (although at a higher cost and, in certain instances, a higher deductible level and/or more restrictive conditions), except: (1) liability coverage for our residential business, which now has a higher deductible and a much lower policy limit and (2) terrorism insurance, which was initially excluded from our property coverage placed on October 1, 2002. However, under the United States Terrorism Risk Insurance Act of 2002, carriers are now required to offer us terrorism coverage and are allowed to charge an incremental premium for such coverage. We have elected to obtain coverage that matches the risk profile for our portfolio of properties, primarily consisting of distribution/warehouse and suburban office and retail that we consider to be relatively low-risk. It is estimated that this coverage will be in place sometime in the second quarter of 2003. We have placed a stand-alone terrorism policy for a single asset located near downtown San Francisco and expect that we may place additional, similar stand-alone policies if circumstances warrant. There can be no assurance that significant losses in excess of insurance proceeds will not occur.

The Company has entered into various loan documents containing customary covenants requiring the Company to maintain insurance. One or more of our lenders may take the position that the levels of terrorism coverage obtained are not adequate and is a breach of these loans and require the Company to obtain additional terrorism insurance. We do not believe such a demand would be reasonable because of the inability to obtain coverage at economically justifiable prices, and we would vigorously defend our position. If any of our lenders insist on coverage for these risks, the Company could be required to obtain additional terrorism insurance on certain assets or it could adversely affect the Company’s ability to refinance certain loans.

Tax Audit—In 2002, the State of California Franchise Tax Board (“FTB”) began auditing two of our joint ventures for the years 1999 and 2000. Both audits are in process, and no audit adjustments have yet been proposed. In early July of 2002, the FTB notified us that it would audit the Company’s tax returns for the years 1999 and 2000. The audit has commenced, and no audit adjustments have been proposed.

On March 24, 2003, we received notice from the Internal Revenue Service that it intends to audit the 1999 income tax return of Catellus. The Internal Revenue Service also advised us that it intends to audit the 1999 income tax return of a mortgage REIT subsidiary of Catellus.

At this time, we do not know whether any audit will result in adjustments to the income tax returns that would require us to pay additional taxes, interest and/or penalties. If required, any such adjustments could adversely impact our liquidity, statement of operations and/or balance sheet.

Related party transactions

In 2001, we formed Third and King Investors, LLC, an unconsolidated joint venture. The joint venture is building a large mixed-use project at Mission Bay in San Francisco, California, consisting of approximately 595 apartments, 127,000 square feet of commercial space, and 945 parking stalls. As part of the transaction, a subsidiary entered into a 99-year ground lease with the venture, and we recognized $3.7 million and $1.8 million in rental income from this ground lease for the years ended December 31, 2002 and 2001, respectively. In September 2002, the joint venture closed and secured a $165 million construction loan for the project. We have also agreed with the venture to fund, on a pro-rata basis, the balance of equity capital required and certain excess costs, if actual development costs exceed the “approved development budget as set forth in the joint venture agreement”. As of December 31, 2002, we had contributed $19.4 million of the $25 million to be funded from us. Subsequent to December 31, 2002, we contributed an additional $2.6 million, and we do not expect to fund any additional capital contribution beyond the $25 million.

We also provide development and management services to several of our unconsolidated joint venture investments. Fees earned were $4.2 million, $1.2 million, and $0.6 million in 2002, 2001, and 2000, respectively. The increase in 2002 was primarily due to management service fees from Traer Creek and development fees from Third and King Investors, LLC. The increase in 2001 was primarily attributed to development fees from Third and King Investors, LLC.

We have a $4.7 million note receivable from an unconsolidated joint venture for project costs plus accrued interest at 9.0%. This note is collateralized by property owned by the venture and matures in October 2028. We also have entered into various lease agreements with this unconsolidated joint venture. We incurred rent expense of $0.1 million in each of the years 2002, 2001, and 2000; this lease will expire in November 2011.

As lessor, we also entered into a ground lease, which will expire in August 2054, with this unconsolidated joint venture. We recognized rental income of $0.2 million in each of the three years 2002, 2001, and 2000, and recorded a $1.8 million receivable associated with this lease. The venture’s current projection reflects approximately $0.6 million available funds, per year, from its operations to pay down our receivables.

New accounting standards

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. In general, sales of rental property, (a) not sold subject to an initial tenant purchase option or, (b) explicitly built with the intention of selling, but not sold within two years of completion, are referred to as “Investment Properties” and classified as discontinued operations. Therefore, as required, gain or loss attributed to the operations and sale of Investment Properties sold or held for sale is presented in the statement of operations as discontinued operations, net of applicable income tax. Prior period statements of operations have been reclassified to reflect as discontinued operations the gain or loss related to Investment Properties that were sold or held for sale and presented as discontinued operations during the year ended December 31, 2002. Additionally, all periods presented will likely require further reclassification in future periods as additional, similar sales of Investment Properties occur.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (see Note 15, Commitments and Contingencies, for required disclosure).

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure—An Amendment of Statement of Financial Accounting Standards No. 123.” As of December 31, 2002, the Company has not elected the fair value recognition provisions of SFAS No. 123 (see Note 2, Summary of Significant Accounting Policies, for required disclosure).

In January 2003, the FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (FIN 46). FIN 46 requires that any entity meeting certain rules relating to a company’s equity investment risk and level of financial control be consolidated as a variable interest entity. The statement is applicable to all variable interest entities created or acquired after January 31, 2003, and the first interim period beginning after June 15, 2003, for variable interest entities in which the Company holds a variable interest that is acquired before February 1, 2003. The Company plans on adopting FIN 46 in the time frames as required by the statement. Management expects no significant effect on the financial position, results of operations or cash flows of the Company as a result of the initial adoption of this standard in regard to existing variable interest entities; however, newly formed entities in 2003 could meet these requirements and will be recorded as appropriate.

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

Environmental Matters

Many of our properties and our subsidiaries’ properties are in urban and industrial areas and may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We and our subsidiaries incur ongoing environmental remediation and disposal costs and legal costs relating to clean up, defense of litigation, and the pursuit of responsible third parties. Costs incurred by the consolidated group in connection with operating properties and with properties previously sold are expensed. Costs incurred for properties to be sold by us or our subsidiaries are capitalized and will be charged to cost of sales when the properties are sold (see Notes 2 and 15 of the accompanying Consolidated Financial Statements, for further discussion).

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

These forward-looking statements are subject to risks and uncertainties that could cause our actual results, performance (including, without limitation, return on costs), or achievements to differ materially from those expressed in or implied by these statements. In particular, among the factors that could cause actual results to differ materially are:

•	Catellus’ or Catellus REIT’s ability to obtain required consents of stockholders, lenders, debt holders, and joint venture partners of Catellus and its affiliates and of other third parties in connection with the REIT conversion and to consummate all of the transaction constituting part of the REIT conversion

•	The timing of Catellus REIT’s election to be taxed as a REIT and the ability of Catellus REIT to satisfy complex rules in order to qualify for taxation as a REIT for federal income tax purposes and to operate effectively within the limitations imposed by these rules

•	Changes in the real estate market or in general economic conditions in the areas in which we own property, including the possibility of a worsening economic slowdown or recession. Such changes may result in higher vacancy rates for commercial property and lower prevailing rents, lower sales prices or slower sales, lower absorption rates, more tenant defaults and bankruptcies, and the like

•	Product and geographical concentration

•	Competition in the real estate industry

•	Unavailability of financing to meet our capital needs, the variability of interest rates, and our inability to use our collateral to secure loans

•	Changes in insurance markets, including the increased cost or unavailability of particular insurance products and the financial health of insurance companies

•	Exposure of our assets to damage from natural occurrences such as earthquakes, and weather conditions that affect the progress of construction

•	Delay in receipt of or denial of government approvals and entitlements for development projects, other political and discretionary government decisions affecting the use of or access to land, or legal challenges to the issuance of approvals or entitlements

•	Changes in the management team

•	Changes in income taxes due because of audit adjustments required by Federal and State income tax authorities, and changes in tax laws and other circumstances that affect our ability to control the timing and recognition of deferred tax liabilities

•	Liability for environmental remediation at properties owned, managed, or formerly owned or managed by us, our subsidiaries, or the predecessors of either, and changes in environmental laws and regulations

•	Failure to reach agreement with third parties on definitive terms or failure to close transactions, and failure or inability of third parties to perform their obligations under agreements, including tenants under lease or other agreements with us

•	Availability of properties for future development

•	Increases in the cost of land, infrastructure, and building materials

•	Limitations on or challenges to title to our properties

•	Risks related to the performance, interests, and financial strength of the co-owners of our joint venture projects, such as the need to satisfy debt service guaranties upon a default by one of our co-owners

•	Changes in policies and practices of organized labor groups who may work on our projects

•	Issues arising from shortages in electrical power to us or to our customers, or higher prices for power, which could affect our ability to rent or sell properties, the ability of tenants or buyers to pay for our properties or for the use of our properties, or our ability to conduct our business

•	Other risks inherent in the real estate business

•	Acts of war, other geopolitical events, and terrorist activities that could adversely affect any of the above factors

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate risk as our financial instruments are not subject to foreign exchange rate risk or commodity price risk. We continuously and actively monitor and manage interest costs on our debt and may enter into interest rate-protection contracts based on changing market conditions. At December 31, 2002, we did not have any interest rate protection contracts outstanding.

As of December 31, 2002, approximately 80% of our debt bore interest at fixed rates and had a weighted average maturity of 7.9 years and a weighted average coupon rate of 6.56%. The interest rate risk for fixed rate debt does not have a significant impact on the Company until such debt matures and may need to be refinanced. The remainder of our debt bears interest at variable rates with a weighted average maturity of 2 years and a weighted average coupon rate of 3.49%. To the extent that we incur additional variable rate indebtedness, we increase our exposure to increases in interest rates. Since our $307.5 million of floating rate debt is largely offset by $311.5 million of cash and restricted cash balances, which are invested in floating rate money market investments, our exposure to short-term interest rate movements is not considered significant. We believe that moderate increases in interest expense as a result of inflation will not materially affect our financial position, results of operations, or cash flow.

Item 8.    Financial Statements and Supplementary Data

The financial statements and schedules required under Regulation S-X promulgated under the Securities Act of 1933 are identified in Item 15 and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Board of Directors of the Company

Each director is elected to serve annually until our next annual stockholders meeting and until his or her successor is elected and qualified.

Name of Director	Business Experience	Age	Year First Elected a Director

Joseph F. Alibrandi	Mr. Alibrandi has served as Chairman and Chief Executive Officer of Alibrandi Associates, L.L.C., a money management firm, since 2001. From 1985 until his retirement in 1999, Mr. Alibrandi served as Chairman of Whittaker Corporation, a diversified company with business activities in the aerospace and communications fields. From 1974 to 1994 and from 1996 to 1999, he also served as Chief Executive Officer of Whittaker Corporation. Mr. Alibrandi is currently a director of AeroVironment, Inc.	74	1989

Stephen F. Bollenbach	Mr. Bollenbach has served as President and Chief Executive Officer of Hilton Hotels Corporation since 1996. From 1995 to 1996, Mr. Bollenbach was Executive Vice President and Chief Financial Officer of The Walt Disney Company. From 1993 to 1995, he was President and Chief Executive Officer of Host Marriott Corporation. Mr. Bollenbach is currently Chairman of Park Place Entertainment Corporation, a gaming spin-off from Hilton, and a director of Hilton Group PLC and AOL/Time Warner, Inc.	60	1999

Daryl J. Carter	Mr. Carter has served as Co-Chairman of Capri Capital, L.P., a real estate investment company, since 1992.	47	1995

Richard D. Farman

Mr. Farman has served as Chairman Emeritus of Sempra Energy, an energy services holding company, since September 2000. From 1998 to 1999, he served as Chairman and CEO of Sempra Energy. From 1993 to 1998, he served as President, Chief Operating Officer, and Director of Pacific Enterprises, an energy services company. From 1993 to 1995, he was Chief Executive Officer of Southern California Gas Company, a subsidiary of Pacific Enterprises. Mr. Farman is currently a director of UnionBanCal; KCET, a nonprofit public service television station; and Executive Service Corps of Southern California, a nonprofit organization that provides management consulting to the nonprofit community.

		67	1997

Christine Garvey	Ms. Garvey has served as Global Head of Corporate Real Estate Services at Deutsche Bank AG London since May 2001. From December 1999 until April 2001, Ms. Garvey served as Vice President, Worldwide Real Estate and Workplace Resources at Cisco Systems, Inc. From 1997 to 1998, Ms. Garvey served as Group Executive Vice President, Commercial Real Estate Services Group of Bank of America	57	1995

Name of Director	Business Experience	Age	Year First Elected a Director

	NT&SA. From 1992 to 1997, Ms. Garvey served as Executive Vice President, Corporate Real Estate, Other Real Estate Owned, Sales and Property Management of Bank of America NT&SA.

William M. Kahane

Mr. Kahane served as Non-Executive Chairman of our board of directors from May 1998 until May 2000. Since April 2000, he has served as Chief Executive Officer and as a director of Peracon, Inc., an Internet platform that facilitates the purchase and sale of commercial real estate. Mr. Kahane also serves as managing director of GF Capital Management, a financial advisory, real estate and wealth management firm providing services to entrepreneurial-oriented clients worldwide. From 1981 until 1992, Mr. Kahane was in the investment banking department of Morgan Stanley & Co. Mr. Kahane has also served as Chairman of Milestone Partners Limited, a real estate investment banking company, since 1992.

		54	1997

Leslie D. Michelson

Mr. Michelson has served as Vice Chairman and Chief Executive Officer of CaP CURE, the world’s largest private source of prostate cancer research funding, since December 2002. From May 2002 until December 2002, he served as President and Chief Executive Officer of CaP CURE. From August 2001 to May 2002, Mr. Michelson served as an investor, advisor and/or director for a portfolio of entrepreneurial health care, technology and real estate companies. From March 2000 to August 2001, Mr. Michelson served as Chief Executive Officer and as a director of Acurian, Inc., an Internet company that accelerates clinical trials for new prescription drugs. From 1999 to March 2000, Mr. Michelson served as Managing Director of Saybrook Capital, LLC, an investment bank specializing in the real estate and health care industries. From June 1998 to February 1999, Mr. Michelson served as Chairman and Co-Chief Executive Officer of Protocare, a manager of clinical trials for the pharmaceutical industry and disease management firm. From 1988 to 1998, Mr. Michelson served as Chairman and Chief Executive Officer of Value Health Sciences, Inc., an applied health services research firm.

		52	1997

Deanna W. Oppenheimer	Ms. Oppenheimer has served as President, Banking and Financial Services of Washington Mutual, Inc., a financial services company, since December 1999. Prior to that time, she served as President, Consumer Banking of the company from July 1999 to December 1999 and Executive Vice President, Consumer Banking from 1995 to July 1999. Ms. Oppenheimer is also a trustee and Chair-Elect of the Board of Trustees of the University of Puget Sound.	44	2001

Name of Director	Business Experience	Age	Year First Elected a Director

Nelson C. Rising	Mr. Rising has served as our Chairman of Board of Directors and Chief Executive Officer since May 2000. From 1994 through May 2000, Mr. Rising served as our President and Chief Executive Officer and as a Director. Mr. Rising is also currently Chairman of the Board of Directors of the Federal Reserve Bank of San Francisco, Chairman of The Real Estate Roundtable, a federal public policy advocacy group for the real estate industry, and a member of the Executive Committee of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).	61	1994

Thomas M. Steinberg	Mr. Steinberg has served as President of Tisch Family Interests since 1997. In this capacity, he manages and supervises investments for members of the Laurence A. Tisch and Preston R. Tisch families. From 1991 until 1997, he served as Managing Director of Tisch Family Interests. Formerly, he was a Vice President of Goldman Sachs & Co. Mr. Steinberg is currently Chairman of the Board of Directors of Gunther International, Ltd., and a director of Infonxx, Inc. and Ableco.	46	1994

Cora M. Tellez

Ms. Tellez served as President of the Health Plans Division of Health Net, Inc., a managed health care company from January 2001 to April 2002. In 2000, she served as President of the Western Division of Health Net, Inc., and from 1998 to 1999, she served as President and Chief Executive Officer of Health Net of California, a division of Health Net, Inc. From 1997 to 1998, Ms. Tellez served as President and Chairman of Prudential HealthCare Plan of California, Inc. and from 1994 to 1997, she served as Senior Vice President and Regional Chief Executive of the Bay Region for Blue Shield of California. Ms. Tellez is currently Chair of the Asian Pacific Fund, a non-profit organization, and a director of the S.H. Cowell Foundation and Mills College. She is also a director of the Institute for the Future, Holy Names College, and Philippine International Aid.

		53	2001

Executive Officers of the Company

Our executive officers are listed below. There were no family relationships between any executive officers and directors. All executive officers serve at the pleasure of the Board of Directors, subject to compliance with various employment agreements to which the Company and the officers are parties.

Name and Position	Business Experience	Age
Nelson C. Rising Chairman of the Board and Chief Executive Officer	See description under Board of Directors for Mr. Rising’s business experience.	61

Timothy J. Beaudin Executive Vice President	Mr. Beaudin was elected as Executive Vice President in September 2001. Before this election, Mr. Beaudin served as President of our Commercial Group, where he was responsible for managing our commercial development activities, asset management, property sales, and the property tax group. From January 1996 to early 1999, Mr. Beaudin served as our Senior Vice President, Property Operations.	44

C. William Hosler Senior Vice President and Chief Financial Officer	Mr. Hosler joined us as Senior Vice President and Chief Financial Officer in July 1999. From January 1998 to March 1999, Mr. Hosler served as the Chief Financial Officer for Capital Company of America, LLC. From 1995 to 1998, Mr. Hosler served as the Chief Financial Officer for Morgan Stanley & Co.—Morgan Stanley Real Estate Funds.	39

Vanessa L. Washington Senior Vice President and General Counsel	Ms. Washington joined the Company in December 2001 and has served as Senior Vice President and General Counsel since January 2002. Before joining the Company, Ms. Washington was associated with California Federal Bank from 1992 to 2001, and served as Senior Vice President, Corporate Secretary and Counsel from 1996 to 2001.	43

Paul A. Lockie Vice President and Controller	Mr. Lockie has served as Vice President and Controller since he joined us in February 1996.	44

Jaime L. Gertmenian Vice President, Human Resources and Administration	Ms. Gertmenian has been with us since October 1995 as Vice President of Human Resources and Administration.	36

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Securities Exchange Act requires our executive officers, directors, and stockholders who own more than 10% of our stock to file reports of ownership and any changes in ownership with the Securities and Exchange Commission. Due to a courier error, a Form 5 for Christine Garvey was filed one day after the required deadline. In addition, a Form 4 for Jaime Gertmenian was filed after the required deadline, and an amended Form 5 and Form 3 was filed for Paul Lockie and Vanessa Washington, respectively, each to reflect one previously unreported option grant. Based solely on our review of copies of the Section 16(a) reports, and on written statements from our executive officers and directors, we believe that all other required reports of executive officers and directors were filed on time in 2002.

Item 11.    Executive Compensation

Directors’ Compensation

Each director who is not an employee of Catellus receives an annual retainer of $30,000, except Mr. Farman, our lead independent director, who receives $100,000. The chair of each committee also receives an annual retainer of $3,000. In addition, each non-employee director receives fees of: (i) $1,250 for attendance at each meeting of the board of directors, (ii) $1,200 for attendance by members of the Audit Committee at each meeting of the Audit Committee, and (iii) $1,000 for attendance at each meeting of any other board committee of which that director is a member, and, in Mr. Farman’s case, an ex officio member. Directors are also reimbursed for their out-of-pocket expenses for each board or committee meeting attended.

Each non-employee director also receives an automatic grant of an option to purchase 5,000 shares of common stock following each annual meeting of stockholders. The exercise price of each option is the closing stock price on the date of grant. Each option has a ten-year term and becomes exercisable in four equal installments on each of the first four anniversaries of the date of grant.

In addition, each non-employee director may irrevocably elect each year to defer any retainers or meeting fees for the following year and instead receive director stock units (“Director Stock Units”) in lieu of cash compensation. An election to defer must be made before the beginning of the calendar year in which the retainer or fee would otherwise be earned. The number of Director Stock Units to be credited to a director is calculated by dividing the amount of the deferred compensation by 90% of the closing price of our common stock on the date of the credit. We credit Director Stock Units on January 1 of each year for any deferred retainers, and they vest on a per diem basis over the course of that year. We credit Director Stock Units on December 31 of each year for any deferred meeting fees earned during that calendar year, and such units vest immediately. If a director dies, becomes disabled, or a change in control occurs and the director’s service as a director terminates thereafter, any unvested Director Stock Units vest immediately and all Director Stock Units are immediately distributed. Each director receives a distribution of common stock pursuant to vested Director Stock Units on the earlier of a date previously selected by the director (which may not be less than three years after the election is made) or January 1 following the director’s termination of service, except as described in the preceding sentence. We distribute common stock pursuant to Director Stock Units by issuing to the director an equivalent number of shares of our common stock, either in a lump sum or in a specified number of annual installments, as previously selected by the director. A Director Stock Unit has no voting rights until distributed as common stock.

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

Name and Principal Position	Year	Annual Salary	Annual Bonus(1)	Other Annual Compensation(2)	Securities Underlying Option Awards	All Other Compensation(3)
Nelson C. Rising	2002	$716,625	$1,885,000	—	—	$131,485
Chairman and Chief Executive Officer	2001	682,512	1,919,530	—	500,000	60,634
	2000	650,000	1,491,750	—	1,000,000	60,634

Timothy J. Beaudin	2002	450,000	1,094,667	$16,403	—	9,515
Executive Vice President	2001	374,554	841,500	12,930	—	8,664
	2000	325,000	737,754	13,972	300,000	8,264

C. William Hosler	2002	281,190	663,000	—	—	9,515
Senior Vice President and	2001	272,999	484,575	—	—	8,664
Chief Financial Officer	2000	260,000	507,003	—	240,000	8,264

Vanessa L. Washington(4)	2002	250,000	410,000	58	—	9,515
Senior Vice President and	2001	13,302	—	—	100,000	—
General Counsel	2000	—	—	—	—	—

Paul A. Lockie	2002	179,812	93,009	336	10,000	9,107
Vice President and Controller	2001	172,917	90,000	331	10,000	8,664
	2000	148,750	75,000	309	40,000	8,239

(1)	Bonus includes (a) performance-based annual awards earned in that year whether or not paid in a subsequent year; (b) a special bonus of $166,667 paid to Mr. Beaudin in April 2002 pursuant to his memorandum of understanding discussed in “Employment Agreements” below; and (c) a hiring bonus of $130,000 paid to Ms. Washington in April 2002.
(2)	Perquisites did not, in the aggregate, exceed the lesser of $50,000 or 10% of the total of salary and bonus for each named executive. The amounts listed represent earnings in 2002 in excess of 120% of the applicable federal rate on amounts deferred by the named executive into a Declared Rate subaccount (as described below) under Catellus’ Deferred Compensation Program (as described below). Each of the named executives is eligible to participate in a non-qualified deferred compensation program (the “Deferred Compensation Program”). Under this program, an executive may elect to defer a portion of his or her base salary, and a portion or all of his or her bonus. Amounts deferred are credited to a bookkeeping account for the executive, together with the investment returns or losses (“Earnings”) that would have accrued to the account if it were invested in various investment options selected by the executive. An executive who retires at age 59½ or who has more than ten years of service will be vested in an additional 25% of positive Earnings. Amounts deferred under the program into the Declared Rate subaccount are credited with a rate (the “Declared Rate”) based on the 120 month rolling average of ten-year U.S. Treasury Notes as of August 31 of the preceding year (rate is enhanced after age 59½ or ten years of service). Amounts deferred into the other subaccounts in the Deferred Compensation Program are subject to fluctuations in value, depending on the performance of the simulated financial investments selected by the executive.
(3)	The amounts listed for 2002 represent (a) our contributions to the executives’ Profit Sharing & Savings Plan and Trust of $4,000 for each of the named executives, except Mr. Lockie who received $3,592; (b) a $5,515 matching 401(k) contribution for each named executive; and (c) for Mr. Rising, a life insurance premium of $51,970 and a one-time payment of $70,000 awarded by the Compensation and Benefits Committee that was deferred until Mr. Rising’s retirement.
(4)	Ms. Washington joined Catellus in December 2001 and was elected as Senior Vice President and General Counsel effective as of January 14, 2002.

Option Grants in 2002

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2002	Per Share Exercise or Base Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
					5%	10%
Nelson C. Rising	—	—	—	—	—	—
Timothy J. Beaudin	—	—	—	—	—	—
C. William Hosler	—	—	—	—	—	—
Vanessa L. Washington	—	—	—	—	—	—
Paul A. Lockie	10,000	2.23%	$18.05	11/24/2012	$113,515	$287,671

(1)	The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the SEC and do not represent our estimate or projection of the future price of our common stock. We do not endorse the accuracy of this model, or any other model, for valuing options. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock, overall market conditions, and the option holders’ continued employment through the vesting period. The potential realizable value calculation assumes that the option holder waits until the end of the option term to exercise the entire option. This table does not take into account any actual change in the price of our common stock from the date of grant to the current date. If the market price of our common stock does not appreciate over the option term, no value will be realized from the option grants made to the named officers.

Aggregated Option Exercises and

Fiscal Year-End Option Holdings

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at December 31, 2002		Value of Unexercised In the Money Options at December 31, 2002
			Exercisable	Unexercisable	Exercisable	Unexercisable
Nelson C. Rising	—	—	2,250,000	900,000	$22,246,250	$3,400,000
Timothy J. Beaudin	—	—	589,800	160,200	6,005,230	1,017,270
C. William Hosler	—	—	336,840	203,160	1,576,434	1,102,566
Vanessa L. Washington	—	—	25,000	75,000	60,000	180,000
Paul A. Lockie	—	—	22,500	37,500	133,100	163,300

The table gives information on the value (stock price less exercise price) of the options held by the named executive officers at year-end using the closing trading price ($19.85) of our common stock on December 31, 2002. An option is “in the money” if the market value of the common stock exceeds the exercise price of the options. This value does not reflect the actual value of the options using a Black-Scholes option pricing model.

EMPLOYMENT AGREEMENTS

Summarized below are the employment agreements or memoranda of understanding with our named executive officers. The Compensation and Benefits Committee may award different or additional compensation from that which is described below.

Employment Agreement with Mr. Rising

We have an employment agreement with Mr. Rising that provides that he will serve as Chairman and Chief Executive Officer until December 31, 2006, and that the board of directors will use its best efforts to cause him to continue to be elected as a member of the board throughout the term of his employment. The employment agreement provides for a minimum base salary which will be increased by 5% each year, stock option awards, as well as an annual target bonus that is approved by the Compensation and Benefits Committee.

Mr. Rising’s current employment agreement also provides for a retirement benefit comprised of an annual contribution (“Annual Credit”) to his account in Catellus’ Deferred Compensation Plan, to be made after the determination of his bonus for each calendar year, in an amount equal to the present value of an annuity that would (i) pay to Mr. Rising, during his lifetime, an amount equal to 5% of the sum of his average annual salary and bonus earned for the three calendar years completed immediately prior to the date on which the Annual Credit is determined and (ii) pay to Mr. Rising’s wife after his death, if she survives him, for her lifetime, one-half of the annual amount payable to Mr. Rising. In the event that Mr. Rising’s employment with Catellus terminates by reason of death, disability, constructive discharge (such as reduction in his salary or maximum bonus potential or a failure to elect him as a member of the board) or without cause, Catellus will credit Mr. Rising’s Deferred Compensation Plan account with an amount equal to the product of the Annual Credit and the number of years between January 1 of the year in which termination occurs and December 31, 2006. The agreement provides that the Annual Credit in any year will not exceed $1,000,000 and the total Annual Credits will not exceed $7,000,000. On January 1, 2002, Catellus credited Mr. Rising’s Deferred Compensation Plan account with $2,000,000 as a replacement for, and in full satisfaction of, Catellus’ obligations to provide a retirement benefit under Mr. Rising’s prior employment agreement.

Mr. Rising’s employment can be terminated by either party at any time, with or without cause. If Mr. Rising’s agreement is terminated for any reason other than for cause or his voluntary resignation, he will receive a pro rata share of that year’s target bonus payment. In addition, if we terminate his employment for any reason other than for cause, or in the event of his death, disability or constructive discharge, Mr. Rising is entitled to receive, over a period of up to 24 months, payments in the aggregate equal to two times his average annual salary and bonus for the three preceding years, and all of his stock options become immediately exercisable.

If, however, Mr. Rising is constructively discharged or terminated without cause within 12 months after a change of control of Catellus, then he will, instead, receive a lump sum payment of three times his average annual salary and bonus for the three preceding years. In addition, all of his stock options will become immediately exercisable. If Mr. Rising incurs an excise tax under Section 4999 of the Internal Revenue Code (relating to “excess parachute payments”) with respect to any payments he receives from Catellus and the acceleration of the vesting of his options, and if his “excess parachute payments” are at least 110% of the amount of the parachute payments that he could have received without being subject to any excise tax under Section 4999, we will make a “gross-up” payment to Mr. Rising to make him whole for this excise tax and any income and employment taxes which apply to the gross-up payment.

For these purposes, a change of control generally includes:

•	Acquisitions of 25% or more of our voting stock by one person or group;

•	Changes in membership on our board of directors such that directors who are currently on the board of directors, and those nominated by the then-current directors, are no longer a majority of the board;

•	Consummation by our stockholders of any reorganization in which our stockholders before the reorganization do not own at least 50% of the voting stock of Catellus or the surviving entity after the reorganization; or

•	Consummation by our stockholders of any complete liquidation or dissolution of Catellus, or of any sale of substantially all of our assets.

Pursuant to the terms of Mr. Rising’s prior employment agreement, Catellus provided him with an unsecured loan of $1,000,000 on December 22, 2000. For more information regarding this loan, see Item 13. Certain Relationships and Related Transactions on this Form 10-K.

Memorandum of Understanding with Mr. Beaudin

We have a Memorandum of Understanding (“MOU”) with Mr. Beaudin dated February 7, 2001. Mr. Beaudin was elected Executive Vice President of the Company on September 26, 2001. The MOU provides for a minimum base salary subject to annual review, as well as an annual target bonus that is approved by the Compensation and Benefits Committee. In addition, the MOU provides that Mr. Beaudin is entitled to receive a special bonus of $166,667 on each April 6th of 2002, 2003, and 2004, if he has (i) remained continuously employed by Catellus throughout the period ending on the date the special bonus payment is otherwise due, and (ii) not sold any common stock of Catellus on or before the date the special bonus payment is otherwise due, unless that stock was acquired pursuant to the exercise of an option that was scheduled to expire by its terms within one year of the date of exercise.

Pursuant to the terms of his prior employment agreement, Mr. Beaudin received an interest-free loan from Catellus of $500,000 on April 6, 1999. For more information regarding this loan, see Item 13. Certain Relationships and Related Transactions on this Form 10-K.

Mr. Beaudin’s employment may be terminated by either party at any time, with or without cause. If we terminate his employment for any reason other than for cause, or in the event of his death or disability, or if he resigns for “good reason” (such as reduction in his salary or reduction in his responsibilities), Mr. Beaudin is entitled to receive, over a 24-month period, payments in the aggregate equal to two times his average annual salary and bonus for the three preceding years, and all of his stock options will become immediately exercisable.

If, however, Mr. Beaudin is terminated without cause or resigns for “good reason” within 12 months after a change of control, then he will, instead, receive a lump sum payment of three times his average annual salary and bonus for the three preceding years, and all of his stock options will become immediately exercisable. Mr. Beaudin is entitled to receive a gross-up payment for any excise tax liability he may incur, on the same terms and conditions as Mr. Rising. A change of control here has the same meaning as in Mr. Rising’s employment agreement, described above.

Memorandum of Understanding with Mr. Hosler

We have a Memorandum of Understanding with Mr. Hosler that provides that he will serve as Senior Vice President and Chief Financial Officer. The MOU provides for a minimum base salary subject to annual review, as well as an annual target bonus that is approved by the Compensation and Benefits Committee. Mr. Hosler is subject to the same termination provisions as are described with respect to Mr. Beaudin’s agreement, above.

Memorandum of Understanding with Ms. Washington

We have a Memorandum of Understanding with Ms. Washington that provides that she will serve as Senior Vice President and General Counsel. The MOU provides for a minimum base salary subject to annual review, as well as an annual target bonus that is approved by the Compensation and Benefits Committee. Ms. Washington’s employment may be terminated by either party at any time, with or without cause. If we terminate her employment for any reason other than for cause, or if she resigns for “good reason” (such as reduction in her salary or reduction in her responsibilities), Ms. Washington is entitled to receive payments in the aggregate equal to her then one year base salary and 100% of her targeted annual bonus for the calendar year, prorated for actual months of service during such year, and all of her stock options will become immediately exercisable. If, however, Ms. Washington is terminated without cause or resigns for “good reason” within 12 months after a change of control, then she will, instead, receive a lump sum payment of two times her average annual salary and bonus for the two preceding years (or, in the event of a change in control that occurs prior to December 31, 2003, two times her then annual salary and the then current annual maximum cash bonus potential for the year), and all of her stock options will become immediately exercisable. A change of control here has the same meaning as in Mr. Rising’s employment agreement, described above.

Compensation Committee Interlocks and Insider Participation

During 2002, Messrs. Alibrandi, Bollenbach, Farman, Kahane, and Michelson served as members of the Compensation and Benefits Committee. None of the members of the Compensation and Benefits Committee has ever been an employee or officer of Catellus. However, Mr. Bollenbach, a director, is President and Chief Executive Officer of Hilton Hotels Corporation, which has two hotel investments with Catellus. For more information, see Item 13. Certain Relationships and Related Transactions on this Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters

Security Ownership of Certain Beneficial Owners

The following table provides information about stockholders that beneficially own more than 5% of our common stock, based on documents filed under Sections 13(d) and 13(g) of the Securities Exchange Act of 1934.

Name and Address	Shares of Common Stock Beneficially Owned	Percent of Class(1)
Harris Associates, L.P.(2).	8,206,177	9.4%
Two North LaSalle Street, Suite 500 Chicago, Illinois 60602

California Public Employees’ Retirement System (CalPERS)(3)	8,182,276	9.4%
Lincoln Plaza, 400 P Street Sacramento, California 95814

Wallace R. Weitz & Company(4)	6,289,700	7.2%
1125 South 103rd Street, Suite 600 Omaha, Nebraska 68124

Third Avenue Management LLC(5)	5,683,511	6.5%
707 Third Avenue New York, New York 10017-2023

Southeastern Asset Management, Inc.(6)	4,989,700	5.7%
6410 Poplar, Suite 900 Memphis, Tennessee 38119

(1)	Percentage ownership is calculated using Catellus’ total issued and outstanding common stock as of March 10, 2003.
(2)	Based upon information in a Schedule 13G/A filed by Harris Associates, L.P. on February 14, 2003.
(3)	Based upon information in a Schedule 13D filed by CalPERS on December 17, 2001.
(4)	Based upon information in a Schedule 13G/A filed by Wallace R. Weitz & Company on February 4, 2002.
(5)	Based upon information in a Schedule 13G/A filed by Third Avenue Management LLC on January 29, 2003.
(6)	Based upon information in a Schedule 13G/A filed by Southeastern Asset Management, Inc. on January 10, 2003.

Security Ownership of Directors and Executive Officers

The following table shows how much of our common stock each director and named executive officer beneficially owned, and the amount owned by all current directors and executive officers as a group, as of March 11, 2003. Each person has sole voting and investment power over the shares shown unless otherwise indicated.

Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock Owned
Joseph F. Alibrandi(2)	36,995	*
Stephen F. Bollenbach(3)	26,190	*
Daryl J. Carter(4)	40,643	*
Richard D. Farman(5)	33,643	*
Christine Garvey(6)	31,121	*
William M. Kahane(7)	40,758	*
Leslie D. Michelson(8)	21,744	*
Deanna W. Oppenheimer(9)	5,893	*
Nelson C. Rising(10)	2,338,673	2.7%
Thomas M. Steinberg(11)	37,951	*
Cora M. Tellez(12)	12,384	*
Timothy J. Beaudin(13)	688,433	*
C. William Hosler(14)	396,097	*
Vanessa L. Washington(15)	25,000	*
Paul A. Lockie(16)	32,500	*
All current directors and executive officers as a group (15 persons)	3,768,025	4.3%

*	Less than one percent.
(1)	In addition to shares held directly, the number of shares shown as beneficially owned includes (i) shares subject to options that are exercisable within 60 days of March 11, 2003, and (ii) non-voting Director Stock Units which have been credited as described under “Directors’ Compensation”. All Director Stock Units have vested, unless otherwise noted below.
(2)	Mr. Alibrandi. Includes 14,971 Director Stock Units, 1,680 of which were credited on January 1, 2003 and vest on a per diem basis over the course of the year; 384 shares held in a revocable trust of which Mr. Alibrandi is trustor, trustee, and beneficiary; and 17,500 shares subject to options.
(3)	Mr. Bollenbach. Includes 13,690 Director Stock Units, 1,736 of which were credited on January 1, 2003 and vest on a per diem basis over the course of the year; and 12,500 shares subject to options.
(4)	Mr. Carter. Includes 18,143 Director Stock Units, 1,736 of which were credited on January 1, 2003 and vest on a per diem basis over the course of the year; and 22,500 shares subject to options.
(5)	Mr. Farman. Includes 5,704 Director Stock Units and 12,500 shares subject to options.
(6)	Ms. Garvey. Includes 8,621 Director Stock Units, 420 of which were credited on January 1, 2003 and vest on a per diem basis over the course of the year; and 22,500 shares subject to options.
(7)	Mr. Kahane. Includes 28,258 Director Stock Units, 1,736 of which were credited on January 1, 2003 and vest on a per diem basis over the course of the year; and 12,500 shares subject to options.
(8)	Mr. Michelson. Includes 9,244 Director Stock Units, 840 of which were credited on January 1, 2003 and vest on a per diem basis over the course of the year; and 12,500 shares subject to options.
(9)	Ms. Oppenheimer. Includes 2,143 Director Stock Units, 840 of which were credited on January 1, 2003 and vest on a per diem basis over the course of the year; and 3,750 shares subject to options.
(10)	Mr. Rising. Includes 2,250,000 shares subject to options. This figure does not include 35,000 shares held by the Rising Family Foundation, a nonprofit charitable foundation of which Mr. Rising and his wife are the sole directors, and 4,375 shares held by a trust of which Mr. Rising’s adult son, Christopher Rising, is trustee. Mr. Rising disclaims beneficial ownership of the shares held by the Rising Family Foundation and the shares held in trust by his son.

(11)	Mr. Steinberg. Includes 7,312 Director Stock Units, 840 of which were credited on January 1, 2003 and vest on a per diem basis over the course of the year; and 22,500 shares subject to options.
(12)	Ms. Tellez. Includes 6,834 Director Stock Units, 1,680 of which were credited on January 1, 2003 and vest on a per diem basis over the course of the year; and 3,750 shares subject to options.
(13)	Mr. Beaudin. Includes 659,700 shares subject to options.
(14)	Mr. Hosler. Includes 392,760 shares subject to options.
(15)	Ms. Washington. All shares are subject to options.
(16)	Mr. Lockie. All shares are subject to options.

Equity Compensation Plan Information

The following table provides information as of December 31, 2002 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans not approved by security holders	—	—	—

Equity compensation plans approved by security holders	8,448,275	$13.673	1,224,744

Total	8,448,275	$13.673	1,224,744

Item 13.    Certain Relationships and Related Transactions

Mr. Bollenbach, a director, is President and Chief Executive Officer of Hilton Hotels Corporation (“Hilton”), which has common investments with Catellus in two hotels: the New Orleans Riverside Hilton Hotel, located in New Orleans, Louisiana, and the Embassy Suites Hotel located in San Diego, California. These investments pre-date both Mr. Bollenbach’s tenure as an officer of Hilton Hotels Corporation and his tenure as a member of our board of directors. Our share of the partnership distributions from these properties in 2002 totaled approximately $6.1 million.

The New Orleans Riverside Hilton Hotel is owned by International Rivercenter, a limited partnership, and managed by Hilton under a management contract with the partnership. Catellus owns a 25.2% general partnership interest in International Rivercenter and Hilton owns a 67.4% general partnership interest. Catellus and Hilton also each own a 38.75% partnership interest in New Orleans Rivercenter, a general partnership that owns an eight-acre parcel of land adjacent to the New Orleans Riverside Hilton Hotel. The remaining 22.5% partnership interest in this land parcel is held by New Orleans International Hotel, a limited partnership, in which Catellus owns a 15.9% limited partnership interest and Hilton owns a 29.5% limited partnership interest. All remaining interests in the foregoing partnerships are held by unrelated parties.

The Embassy Suites Hotel in San Diego, California is owned by Pacific Market Investment Company, a general partnership, equally owned by Catellus and Embassy Suites, Inc. Embassy Suites, Inc. manages that hotel under a management agreement with the partnership, and Embassy Suites, Inc. has been a subsidiary of Hilton since November 1999.

Ms. Oppenheimer, a director since May 2001, is President of Banking and Financial Services of Washington Mutual, Inc., a financial services company. Washington Mutual Bank, FA, a subsidiary of Washington Mutual, Inc., made a construction loan to us on April 5, 2001, in the principal amount of $9.9 million and payable at an interest rate of 30-day LIBOR plus 2.0%. The balance outstanding on that loan as of March 11, 2003 was $6.3 million. In addition, Washington Mutual, Inc. has merged with Bank United Corp., which made a construction loan to us on September 15, 2000 in the principal amount of $9.75 million, payable at an interest rate of 30-day LIBOR plus 2.5%. That loan was paid in full on July 23, 2002. Catellus believes that the terms of each of the foregoing transactions are no less favorable to Catellus than the terms obtainable in an arm’s length transaction with an independent third party.

In the normal course of business, we build buildings for and lease space to businesses similar to those with which some of our directors are affiliated. We have entered into two five-year leases with Washington Mutual Bank for premises of approximately 40,000 square feet and 25,947 square feet, respectively, owned by a subsidiary of Catellus in Northridge, California. In addition, we have entered into a ten-year lease with Washington Mutual Bank for premises of approximately 50,922 square feet located in a building owned by Catellus located in Coppell, Texas. Catellus believes that the proposed terms of each of the foregoing transactions are no less favorable to Catellus than the terms obtainable in an arm’s length transaction with an independent third party. We may, in the future, discuss other transactions of these types with businesses with which our directors are affiliated. Any such transactions will be approved by a majority of the disinterested directors.

On December 22, 2000, we made an unsecured loan of $1,000,000 to Mr. Rising, Chairman of our board of directors and Chief Executive Officer, pursuant to the terms of his employment agreement. Principal is payable in three equal installments on the first three anniversaries of the termination of Mr. Rising’s employment. Interest on the unpaid principal at the rate of 5.87% per annum is payable on February 28 of each year until all principal and interest amounts are paid in full.

In April 1999, we made an interest-free loan of $500,000 to Mr. Beaudin for the purchase or construction of a residence in connection with his relocation to the Denver, Colorado area, pursuant to the terms of his employment agreement. The loan is secured by a junior deed of trust on the residence. Principal is payable in installments of $166,666 on each April 6th of 2002 and 2003, and $166,667 on April 6, 2004. The balance outstanding on this loan as of March 11, 2003 is $333,333. In conjunction with the loan, Mr. Beaudin agreed to pledge certain of his stock options in Catellus as additional collateral for the loan, and further agreed not to conduct a cashless exercise of such options until the loan is paid in full. On October 26, 2001, we agreed to allow Mr. Beaudin to exercise an option to purchase 50,000 shares of common stock, which, unless exercised, would have expired on February 10, 2002. In consideration for being permitted to exercise the expiring stock options, Mr. Beaudin agreed to sell only as many shares as were necessary to pay the exercise price and applicable taxes. Mr. Beaudin further agreed to hold the remaining shares until such time as the loan is paid in full or he has received advance written clearance from Catellus to sell the shares.

Item 14.    Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

CATELLUS DEVELOPMENT CORPORATION

By:	/s/ NELSON C. RISING
Nelson C. Rising Chairman and Chief Executive Officer

Dated: March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Catellus Development Corporation and in the capacities and on the date indicated.

Signature	Title	Date

/s/ NELSON C. RISING Nelson C. Rising	Chairman and Chief Executive Officer (Principal Executive Officer)	March 27, 2003

/s/ C. WILLIAM HOSLER C. William Hosler	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2003

/s/ PAUL A. LOCKIE Paul A. Lockie	Vice President and Controller (Principal Accounting Officer)	March 27, 2003

* Joseph F. Alibrandi	Director	March 27, 2003

* Stephen F. Bollenbach	Director	March 27, 2003

* Daryl J. Carter	Director	March 27, 2003

* Richard D. Farman	Director	March 27, 2003

* Christine Garvey	Director	March 27, 2003

* William M. Kahane	Director	March 27, 2003

* Leslie D. Michelson	Director	March 27, 2003

Signature	Title	Date

* Deanna W. Oppenheimer	Director	March 27, 2003

* Thomas M. Steinberg	Director	March 27, 2003

* Cora M. Tellez	Director	March 27, 2003

*By: /s/ PAUL A. LOCKIE Paul A. Lockie Attorney-in-Fact March 27, 2003

I, Nelson C. Rising, certify that:

1.	I have reviewed this annual report on Form 10-K of Catellus Development Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Catellus Development Corporation as of, and for, the periods presented in this annual report;

4.	Catellus Development Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Catellus Development Corporation and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Catellus Development Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of Catellus Development Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Catellus Development Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to Catellus Development Corporation’s auditors and the Audit Committee of Catellus Development Corporation’s Board of Directors (or persons performing the equivalent functions):

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

6.	Catellus Development Corporation’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ NELSON C. RISING
Nelson C. Rising Chairman and Chief Executive Officer

I, C. William Hosler, certify that:

1.	I have reviewed this annual report on Form 10-K of Catellus Development Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Catellus Development Corporation as of, and for, the periods presented in this annual report;

4.	Catellus Development Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Catellus Development Corporation and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Catellus Development Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of Catellus Development Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Catellus Development Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to Catellus Development Corporation’s auditors and the Audit Committee of Catellus Development Corporation’s Board of Directors (or persons performing the equivalent functions):

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

6.	Catellus Development Corporation’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ C. WILLIAM HOSLER
C. William Hosler Senior Vice President Chief Financial Officer

CATELLUS DEVELOPMENT CORPORATION

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Catellus Development Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Catellus Development Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 17 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, effective January 1, 2002.

PRICEWATERHOUSECOOPERS LLP

San Francisco, California

January 29, 2003, except as to Note 18, for which the date is March 3, 2003

CATELLUS DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEET

(In thousands)

	December 31,
	2002	2001
Assets

Properties	$2,448,081	$2,276,508
Less accumulated depreciation	(399,923)	(354,557)

	2,048,158	1,921,951
Other assets and deferred charges, net	273,853	167,305
Notes receivable, less allowance	44,947	73,335
Accounts receivable, less allowance	14,211	22,663
Assets held for sale	2,760	—
Restricted cash and investments	36,593	7,566
Cash and cash equivalents	274,927	222,695

Total	$2,695,449	$2,415,515

Liabilities and stockholders’ equity

Mortgage and other debt	$1,500,955	$1,310,457
Accounts payable and accrued expenses	117,493	145,688
Deferred credits and other liabilities	151,466	177,656
Liabilities associated with assets held for sale	3,233	—
Deferred income taxes	318,970	290,658

Total liabilities	2,092,117	1,924,459

Commitments and contingencies (Note 15)

Minority interests	57,363	55,799

Stockholders’ equity
Common stock, 110,817 and 110,209 shares issued, and 87,170 and 86,562 shares outstanding at December 31, 2002 and 2001, respectively	1,108	1,102
Paid-in capital	531,362	521,312
Treasury stock, at cost (23,647 shares at December 31, 2002 and 2001)	(401,082)	(401,082)
Accumulated earnings	414,581	313,925

Total stockholders’ equity	545,969	435,257

Total	$2,695,449	$2,415,515

See notes to consolidated financial statements.

CATELLUS DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Rental properties
Rental revenue	$266,951	$232,106	$203,691
Property operating costs	(71,559)	(61,704)	(54,468)
Equity in earnings of operating joint ventures, net	8,277	8,833	9,809

	203,669	179,235	159,032

Property sales and fee services
Sales revenue	139,604	245,804	451,096
Cost of sales	(89,661)	(149,698)	(337,755)

Gain on property sales	49,943	96,106	113,341
Equity in earnings of development joint ventures, net	29,232	25,978	27,780

Total gain on property sales	79,175	122,084	141,121
Management and development fees	7,088	6,000	15,460
Selling, general and administrative expenses	(25,990)	(26,570)	(45,801)
Other, net	16,087	6,211	(9,351)

	76,360	107,725	101,429

Interest expense	(60,188)	(56,753)	(49,975)
Depreciation and amortization	(63,149)	(51,891)	(45,939)
Corporate administrative costs	(17,705)	(19,256)	(15,675)
Gain on non-strategic asset sales	7,264	3,909	46,279
Other, net	957	5,660	940

Income before minority interests, income taxes, and discontinued operations	147,208	168,629	196,091
Minority interests	(6,106)	(6,142)	(10,701)

Income before income taxes and discontinued operations	141,102	162,487	185,390

Income tax expense
Current	(32,567)	(16,367)	(12,254)
Deferred	(21,385)	(49,499)	(62,556)

	(53,952)	(65,866)	(74,810)

Income from continuing operations	87,150	96,621	110,580

Discontinued operations, net of income tax:
Gain from disposal of discontinued operations	13,748	—	—
(Loss) gain from discontinued operations	(242)	(100)	427

Gain (loss) from discontinued operations	13,506	(100)	427

Net income	$100,656	$96,521	$111,007

Income per share from continuing operations
Basic	$1.00	$0.97	$1.04

Assuming dilution	$0.97	$0.94	$1.02

Income per share from discontinued operations
Basic	$0.16	$—	$—

Assuming dilution	$0.16	$—	$—

Net income per share
Basic	$1.16	$0.97	$1.04

Assuming dilution	$1.13	$0.94	$1.02

Average number of common shares outstanding—basic	86,987	99,958	106,561

Average number of common shares outstanding—diluted	89,463	102,685	109,017

See notes to consolidated financial statements.

CATELLUS DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Paid-In Capital	Accumulated Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 1999	107,185	$1,072	—	$—	$483,503	$106,397	$590,972
Exercise of stock options and other	903	9	—	—	9,917	—	9,926
Treasury stock purchases	—	—	(1,997)	(28,660)	—	—	(28,660)
Net income	—	—	—	—	—	111,007	111,007

Balance at December 31, 2000	108,088	1,081	(1,997)	(28,660)	493,420	217,404	683,245
Exercise of stock options and other	2,121	21	—	—	27,892	—	27,913
Treasury stock purchases	—	—	(21,650)	(372,422)	—	—	(372,422)
Net income	—	—	—	—	—	96,521	96,521

Balance at December 31, 2001	110,209	1,102	(23,647)	(401,082)	521,312	313,925	435,257
Exercise of stock options and other	608	6	—	—	10,050	—	10,056
Net income	—	—	—	—	—	100,656	100,656

Balance at December 31, 2002	110,817	$1,108	(23,647)	$(401,082)	$531,362	$414,581	$545,969

See notes to consolidated financial statements.

CATELLUS DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$100,656	$96,521	$111,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,149	51,891	45,939
Deferred income taxes	21,385	49,499	62,556
Deferred gain recognized	(14,820)	(4,987)	(22,737)
Amortization of deferred loan fees and other costs	5,993	5,775	6,400
Equity in earnings of joint ventures	(37,509)	(34,811)	(37,589)
Gain on sales of investment property	(22,252)	(33,078)	(38,382)
Minority interests in earnings of consolidated entities	6,106	6,142	10,701
Operating distributions from joint ventures	86,222	43,786	26,714
Cost of development property and non-strategic assets sold	83,612	166,340	301,902
Capital expenditures for development property	(56,955)	(66,277)	(167,520)
Other property acquisitions	(738)	(16,785)	—
Other, net	2,996	(4,861)	(1,004)
Change in assets and liabilities:
Accounts and notes receivable	37,092	(28,418)	(12,319)
Other assets and deferred charges	(78,035)	(37,589)	(4,045)
Accounts payable and accrued expenses	(17,144)	15,306	(13,283)
Deferred credits and other liabilities	7,388	133,310	27,673

Net cash provided by operating activities	187,146	341,764	296,013

Cash flows from investing activities:
Property acquisitions	(24,449)	(79,782)	(35,471)
Capital expenditures for investment property	(227,533)	(254,807)	(226,424)
Tenant improvements	(9,945)	(2,893)	(5,767)
Reimbursable construction costs	(54,426)	(16,097)	(13,156)
Net proceeds from sale of investment property	29,460	50,149	66,970
Distributions from joint ventures	—	—	15,600
Contributions to joint ventures	(17,365)	(2,035)	—
(Increase) decrease in restricted cash and investments	(29,027)	37,912	(25,913)

Net cash used in investing activities	(333,285)	(267,553)	(224,161)

Cash flows from financing activities:
Borrowings	445,778	398,501	540,007
Repayment of borrowings	(251,626)	(228,763)	(282,710)
Distributions to minority partners	(4,542)	(5,106)	(7,123)
Purchase of treasury stock	—	(372,422)	(28,660)
Proceeds from issuance of common stock	8,761	19,716	7,782

Net cash provided by (used in) financing activities	198,371	(188,074)	229,296

Net increase (decrease) in cash and cash equivalents	52,232	(113,863)	301,148
Cash and cash equivalents at beginning of year	222,695	336,558	35,410

Cash and cash equivalents at end of year	$274,927	$222,695	$336,558

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized)	$53,706	$52,378	$41,131
Income taxes	$32,386	$8,110	$20,669
Non-cash financing activities:
Seller-financed acquisitions	$—	$10,000	$1,702
Debt forgiveness—property reconveyance	$(507)	$(3,844)	$—

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

Note 2.    Summary of Significant Accounting Policies

Revenue recognition—Rental revenue, in general, is recognized when due from tenants; however, revenue from leases with rent concessions or fixed escalations is recognized on a straight-line basis over the initial term of the lease. Direct costs of negotiating and consummating a lease are deferred and amortized on a straight-line basis over the initial term of the related lease.

The Company recognizes revenue from the sale of properties using the accrual method. Sales not qualifying for full recognition at the time of sale are accounted for under other appropriate deferral methods, including the percentage-of-completion method. In certain cases, the Company retains the right to repurchase property from the buyer at a specified price. Profit on these sales is not recognized until the Company’s right to repurchase expires. In other cases, when the Company receives inadequate cash down payment and takes a note for the balance, profit is deferred until such time as sufficient cash is received to meet minimum down payment requirements. In general, specific identification and relative sales value methods are used to determine the cost of sales. Estimated future costs to be incurred by the Company after completion of each sale are included in cost of sales.

Property and deferred costs—Real estate is stated at the lower of cost or estimated fair value using the methodology described as follows: (a) for operating properties and properties held for investment, a write-down to estimated fair value is recognized when a property’s estimated undiscounted future cash flow is less than its net book value; (b) for properties held for sale, a write-down to estimated fair value is recorded when the Company determines that the net book value exceeds the estimated selling price, less cost to sell. This evaluation is made by management on a property-by-property basis. The evaluation of future cash flows and fair value of individual properties requires significant judgment; it is reasonably possible that a change in estimate could occur as economic conditions change.

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

Allowance for uncollectible accounts—Accounts receivable are net of an allowance for uncollectible accounts totaling $1.6 million and $1.4 million at December 31, 2002 and 2001, respectively.

Environmental costs—The Company incurs ongoing environmental remediation costs, including clean up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean up, litigation defense, and the pursuit of responsible third parties. Costs incurred in connection with operating properties

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and properties previously sold are expensed. Costs relating to undeveloped land are capitalized as part of development costs. Costs incurred for properties to be sold are deferred and charged to cost of sales when the properties are sold.

The Company maintains a reserve for estimated costs of environmental remediation to be incurred in connection with operating properties and properties previously sold. For developable land, remediation costs will be capitalized, as incurred, as part of the project costs.

Income taxes—Income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company’s assets and liabilities. In estimating future tax consequences, potential future events are considered except for potential changes in income tax law or in rates.

Principles of consolidation—The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and investees, which are controlled by the Company. All other investees are accounted for using the equity method.

Cash and cash equivalents and restricted cash and investments—The Company considers all highly liquid investments with maturity of three months or less at time of purchase to be cash equivalents. Of the restricted cash and investments totaling $36.6 million and $7.6 million at December 31, 2002 and 2001, respectively, $5.1 million and $0.4 million, respectively, represent proceeds from property sales being held in separate cash accounts at trust companies in order to preserve the Company’s options of reinvesting the proceeds on a tax-deferred basis. Approximately $24.6 million at December 31, 2002, represents funds held in pledge accounts at a bank until certain loan collateral pool requirements are met. In addition, restricted investments of $6.9 million and $7.2 million at December 31, 2002 and 2001, respectively, represent certificates of deposit used to guarantee lease performance. The Company maintains cash balances with investment grade financial institutions to mitigate the risk of loss for amounts on deposit in excess of federally insured limits.

Interest rate protection contracts (“Treasury-lock contracts”)—The Company may enter into interest rate protection agreements from time to time to lock its interest rate when negotiating fixed rate financing agreements. Amounts paid or received would be capitalized and amortized as a component of interest expense using the effective interest method over the term of the associated debt agreement.

Notes receivable—Notes receivable are carried at the principal balance, less estimated uncollectible amounts totaling $1.8 million at December 31, 2002 and 2001. Interest is recognized as earned; however, the Company discontinues accruing interest when collection is considered doubtful. Notes are generally collateralized by real property or a financing agreement.

Financial instruments—The historical cost basis of the Company’s notes receivable is representative of fair value based on a comparison to year-end interest rates for receivables of comparable risks and maturities. Variable rate debt has carrying values which approximate estimated fair value while fixed rate mortgage loans have an estimated aggregate fair value of $1.2 billion and remaining principal of $1.1 billion based on a comparison to year-end interest rates for debt with similar terms and remaining maturities.

Bond financings—Assessment bonds are usually issued by a municipality district or a tax incremental financing entity to finance costs of public infrastructure improvements. The Company records an obligation within mortgage and other debt if the assessment to be levied by the bond’s issuer is fixed and determinable, the assessment has been guaranteed by the Company or the Company controls the municipal board (See Notes 3 and 15). In all other cases, the Company records a receivable for the amount due from the municipality as it is incurred.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income per share—Income from continuing operations per share of common stock applicable to common stockholders is computed by dividing income from continuing operations by the weighted average number of shares of common stock outstanding during the period (see table below for effect of dilutive securities).

	Year Ended December 31,
	2002			2001			2000
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share data)
Income from continuing operations	$87,150	86,987	$1.00	$96,621	99,958	$0.97	$110,580	106,561	$1.04

Effect of dilutive securities: stock options	—	2,476		—	2,727		—	2,456

Income from continuing operations assuming dilution	$87,150	89,463	$0.97	$96,621	102,685	$0.94	$110,580	109,017	$1.02

Gain (loss) from discontinued operations	$13,506	86,987	$0.16	$(100)	99,958	$—	$427	106,561	$—

Effect of dilutive securities: stock options	—	2,476		—	2,727		—	2,456

Gain (loss) from discontinued operations assuming dilution	$13,506	89,463	$0.16	$(100)	102,685	$—	$427	109,017	$—

Net income	$100,656	86,987	$1.16	$96,521	99,958	$0.97	$111,007	106,561	$1.04

Effect of dilutive securities: stock options	—	2,476		—	2,727		—	2,456

Net income assuming dilution	$100,656	89,463	$1.13	$96,521	102,685	$0.94	$111,007	109,017	$1.02

Use of estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Actual results could differ from those estimates.

Reclassifications—Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

Partnership accounting—The Company accounts for unconsolidated partnerships or other investees (collectively referred to as unconsolidated joint ventures) under the equity method. Earnings or losses of unconsolidated joint ventures are recognized to the extent of the Company’s ownership or participation interest. The Company does not recognize its share of losses generated by these investments in excess of its investment unless it is legally committed or intends to fund deficits in the future. The Company may provide fee services to joint ventures but will recognize revenues only to the extent of the outside partner’s ownership interest and will defer profits on its ownership interest until the joint venture is sold or liquidated (see Note 5, Joint Venture Investments).

Minority interests—In 1999, the Company formed a subsidiary REIT and sold 10% of this subsidiary’s stock to minority investors. Subsequent to December 31, 2002, the Company acquired the 10% interest of the minority investors for $60.7 million (See Note 18, Subsequent Events).

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New accounting standards

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. In general, sales of rental property, (a) not sold subject to an initial tenant purchase option, or (b) explicitly built with the intention of selling, but not sold within two years of completion, are referred to as “Investment Properties” and classified as discontinued operations. Therefore, as required, gain or loss attributed to the operations and sale of Investment Properties sold or held for sale is presented in the statement of operations as discontinued operations, net of applicable income tax. Prior period statements of operations have been reclassified to reflect as discontinued operations the gain or loss related to Investment Properties that were sold or held for sale and presented as discontinued operations during the year ended December 31, 2002. Additionally, all periods presented will likely require further reclassification in future periods as additional, similar sales of Investment Properties occur.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (see Note 15, Commitments and Contingencies, for required disclosure).

In January 2003, the FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (FIN 46). FIN 46 requires that any entity meeting certain rules relating to a company’s equity investment risk and level of financial control be consolidated as a variable interest entity. The statement is applicable to all variable interest entities created or acquired after January 31, 2003, and the first interim period beginning after June 15, 2003, for variable interest entities in which the Company holds a variable interest that is acquired before February 1, 2003. The Company plans on adopting FIN 46 in the time frames as required by the statement. Management expects no significant effect on the financial position, results of operations or cash flows of the Company as a result of the initial adoption of this standard in regard to existing variable interest entities; however, newly formed entities in 2003 could meet these requirements and will be recorded as appropriate.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure—An Amendment of Statement of Financial Accounting Standards No. 123.” As of December 31, 2002, the Company has not elected the fair value recognition provisions of SFAS No. 123; as such, under SFAS No. 148, the Company made the following disclosure: At December 31, 2002, the Company has five stock-based employee compensation plans. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (see Note 11, for further data regarding Black-Scholes and the Company’s option plans).

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2002	2001	2000
	(In thousands, except income per share data)
Net income, as reported	$100,656	$96,521	$111,007
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,330)	(4,558)	(3,859)

Pro forma net income	$95,326	$91,963	$107,148

Earnings per share:
Basic—as reported	$1.16	$0.97	$1.04

Basic—pro forma	$1.10	$0.92	$1.01

Diluted—as reported	$1.13	$0.94	$1.02

Diluted—pro forma	$1.07	$0.90	$0.98

Note 3.     Mortgage and Other Debt

Mortgage and other debt consisted of the following:

	December 31,
	2002	2001
	(In thousands)
Fixed rate mortgage loans, interest at 6.01% to 9.50%, due at various dates through April 12, 2016(a)	$1,080,655	$842,296
Floating rate mortgage loans, interest variable (3.22% to 3.69% at December 31, 2002), due at various dates through August 1, 2006(b)	207,212	272,288
Construction loans, interest variable (3.22% to 3.69% at December 31, 2002), due at various dates through June 12, 2004(c)	73,068	98,321
Land acquisition and development loans, interest at 3.82% to 5.33%, due at various dates through October 15, 2025(d)	22,241	58,498
Assessment district bonds, interest at 3.50% to 8.70%, due at various dates through September 1, 2025(e)	103,935	34,456
Capital leases, interest variable (4.25% at December 31, 2002), due at various dates through December 31, 2004(f)	5,176	3,981
Other loans, interest at 3.74% to 7.0%, due at various dates through August 2, 2012(g)	8,668	617

Mortgage and other debt	1,500,955	1,310,457
Liabilities of assets held for sale:
Fixed rate mortgage loans	2,849	—
Floating rate mortgage loans	298	—

Total mortgage and other debt	$1,504,102	$1,310,457

(a)

The fixed rate mortgage loans consist of the following: a $352.5 million loan bearing interest at 6.01% (6.66% effective rate considering financing costs), with a 30 year amortization schedule and a maturity in November 2008; a $196.9 million loan bearing interest at 7.25% (7.28% effective rate considering financing costs), with a 30 year amortization schedule and a maturity in April 2016; a $142.9 million loan bearing interest at 6.65% (6.84% effective rate considering financing costs), maturing in September 2006; $72.6 million of loans bearing interest at 7.29% (7.43% effective rate considering financing costs), maturing on

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

various dates from January 2008 through May 2010; $16.5 million of loans bearing interest at 7.23%, maturing on various dates from February 2003 through December 2005; and $17.9 million of loans bearing interest at 8.13% to 9.50%, maturing on various dates from October 2006 through March 2009.

In addition, during 2002, the Company closed a $285.3 million fixed rate mortgage loan bearing interest of 7.05% (7.16% effective rate considering financing costs) with a 30 year amortization schedule and a maturity in April 2012. Of the loan proceeds, $136.5 million was used to pay off existing variable rate debt, related interest, and fees at closing. At December 31, 2002, $284.2 million was outstanding.

These fixed rate mortgage loans are collateralized by certain of the Company’s operating properties and by an assignment of rents generated by the underlying properties. A majority of these loans have penalties if paid prior to maturity.

(b)	In 2002, the Company closed a $20.4 million floating rate mortgage loan (LIBOR plus 1.80%) that has a 25-year amortization schedule and a maturity of 3 years. Under certain conditions, this loan has a yield maintenance premium if paid prior to maturity.

Floating rate mortgage loans are collateralized by operating properties and by an assignment of rents generated by the underlying properties.

(c)	The Company’s construction loans are used to finance development projects and are collateralized by the related land and improvements. As construction is completed, these loans may be refinanced with fixed or variable rate mortgages.

(d)	Land acquisition and development loans are used to acquire land and/or finance related development and are collateralized by the related land.

(e)	The assessment district bonds are issued through local municipalities to fund the construction of public infrastructure and improvements, which benefit the Company’s properties. Debt service on these bonds is either collateralized by certain of the Company’s properties or by letters of credit (see Note 15). In 2002, $74.1 million of such bonds were issued with an estimated weighted average variable interest rate of 4.30% and a series of maturities up to thirty years.

(f)	Capital leases represent the estimated present value of the minimum lease payments.

(g)	During 2002, the Company acquired a corporate aircraft and financed it with an $8.3 million floating rate collateralized loan (LIBOR plus 2.42%) with a maturity of 10 years. There is a yield maintenance premium if paid prior to the first annual anniversary date.

Three of the Company’s credit agreements, totaling $135 million, contain corporate financial covenants including a minimum debt service coverage ratio of 1.6 to 1, a maximum leverage ratio of 60%, and a minimum tangible net worth of $435.2 million (subject to adjustment for stock buybacks), all terms as defined in those credit agreements. As of or for the period ending December 31, 2002, the actual results were 1.97; 54.1%; and $546 million, respectively. The Company’s partial guarantee of one of its joint venture’s construction loans of $165 million has the same debt service and tangible net worth covenants, but a different maximum leverage covenant definition. Under this definition, the Company’s leverage ratio is 57.3% versus a covenant of 65%. The Company’s performance against these covenants is measured on a quarterly basis, with debt service coverage being measured on a four-quarter trailing basis. In the event the Company was to breach any of these covenants and was unable to negotiate satisfactory waivers or amendments, the lenders in these credit facilities could declare the amounts outstanding due and payable.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The maturities of mortgage and other debt outstanding as of December 31, 2002, including debt associated with assets held for sale, are summarized as follows (in thousands):

2003	$154,152
2004	52,346
2005	150,007
2006	186,823
2007	21,491
Thereafter	939,283

$1,504,102

Interest costs relating to mortgage and other debt are summarized as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Total interest incurred	$85,156	$83,623	$69,620
Interest capitalized	(24,380)	(25,478)	(18,656)

Interest expensed	60,776	58,145	50,964
Less discontinued operations	(588)	(1,392)	(989)

Interest expense for continuing operations	$60,188	$56,753	$49,975

Total interest incurred includes $6 million, $5.8 million, and $6.4 million of amortization of deferred loan fees and other costs for the years ended December 31, 2002, 2001, and 2000, respectively.

Note 4.    Income Taxes

The income tax expense reflected in the consolidated statement of operations differs from the amounts computed by applying the federal statutory rate of 35% to income before income taxes and discontinued operations as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Federal income tax expense at statutory rate	$49,385	$56,871	$64,881
Increase (decrease) in taxes resulting from:
State income taxes, net of federal impact	6,659	8,723	9,821
Property donation at fair value	(2,960)	—	—
Other	868	272	108

	$53,952	$65,866	$74,810

Property donation at fair value reflects property conveyances that qualify as charitable contributions for tax purposes. The difference between the fair value and book basis of the properties conveyed represents a tax deduction that results in a permanent reduction in income tax. The effect of deducting the excess of fair value of property over the book basis was a reduction in the effective tax rate of approximately 2% for the year ended December 31, 2002.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and for operating loss and tax credit carryforwards. Significant components of the Company’s net deferred tax liability are as follows:

	December 31,
	2002	2001
	(In thousands)
Deferred tax liabilities:
Involuntary conversions (condemnations) of property	$82,460	$85,715
Capitalized interest, taxes, and overhead	82,820	95,154
Like-kind property exchanges	129,217	107,323
Investments in partnerships	65,624	61,307
Income of subsidiary REIT	52,318	40,708
Capital lease	6,094	12,148
Other	17,294	16,137

	435,827	418,492

Deferred tax assets:
Intercompany transactions (prior to spin-off)	15,265	15,001
Capitalized rent	24,182	24,048
Adjustment to carrying value of property	36,726	41,261
Construction contract receivable	4,024	10,556
Depreciation and amortization	24,862	21,372
Capital lease payable	2,070	1,592
Environmental reserve	3,277	3,529
Other	6,451	10,475

	116,857	127,834

Net deferred tax liability	$318,970	$290,658

The permanent income tax benefit of $1.3 million, $7.2 million, and $2.1 million for the years ended December 31, 2002, 2001, and 2000, respectively, associated with the exercise of stock options is credited directly to paid-in capital on the accompanying statement of stockholders’ equity.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Joint Venture Investments

The Company has investments in a variety of unconsolidated real estate joint ventures that are involved in both operating properties and development of various other projects.

The Company’s unconsolidated joint ventures include the following at December 31, 2002:

Operating Properties	Ownership Percentage	Development Projects	Ownership Percentage
Hotel		Residential
International Rivercenter (a)	25%	Talega Associates, LLC (e)	30%
New Orleans Rivercenter (b)	42%	Talega Village, LLC (f)	50%
Pacific Market Investment Company (c)	50%	Serrano Associates, LLC (g)	50%
Office		Parkway Company, LLC (h)	50%
Torrance Investment Company (d)	67%	Urban
		Third & King Investors, LLC (i)	29%
		Commercial
		Traer Creek-HD LLC (j)	16%
		Traer Creek-WMT LLC (k)	10%
		Traer Creek-RP LLC (l)	10%

(a)	International Rivercenter owns the 1,600-room New Orleans Hilton Hotel on and adjacent to the Lower Poydras Wharf in New Orleans, Louisiana.

(b)	New Orleans Rivercenter owns a 75% undivided interest in an 8.5-acre parcel of land, which primarily provides parking for the New Orleans Hilton Hotel.

(c)	Pacific Market Investment Company owns and operates a 337-room Embassy Suites Hotel in San Diego, California.

(d)	Torrance Investment Company owns two office buildings totaling 202,000 square feet on 14 acres of land in Torrance, California.

(e)	Talega Associates, LLC acquired and develops a master-planned community located partially in the City of San Clemente, and partially in an incorporated area of Orange County. At December 31, 2002, it had an inventory of 1,226 available lots.

(f)	Talega Village, LLC develops age-restricted residential units in Orange County, California. At December 31, 2002, it had an inventory of 65 available homes.

(g)	Serrano Associates, LLC acquired and is developing a 3,500-acre master-planned community near Sacramento, California. At December 31, 2002, it had an inventory of 1,190 available lots.

(h)	Parkway Company, LLC develops a master-planned residential community located in Folsom, California. At December 31, 2002, it had an inventory of 538 multi-unit home lots.

(i)	Third & King Investors, LLC is in the construction phase of a mixed-use project at Mission Bay in San Francisco, California.

(j)	Traer Creek-HD LLC owns 9.7 acres of land currently under development for Home Depot in Avon, Colorado.

(k)	Traer Creek-WMT LLC owns 13.5 acres of land currently under development for WalMart in Avon, Colorado.

(l)	Traer Creek-RP LLC owns 1,591 acres of land for development in Avon, Colorado.

In 2001, the Company sold its retained interest in BHC Residential, LLC, and realized a pre-tax gain of $14.2 million (see Note 14), which has been included in “equity in earnings of development joint ventures, net” on the consolidated statement of operations.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company guarantees a portion of the debt and interest of certain of its joint ventures. At December 31, 2002, these guarantees totaled $44.6 million. In some cases, other parties have jointly and severally guaranteed these obligations, which are also collateralized by the related properties.

The combined balance sheets and statements of operations of these unconsolidated joint ventures, along with the Company’s proportionate share, are summarized as follows:

	Combined		Proportionate Share
	December 31,		December 31,
	2002	2001	2002	2001
	(In thousands)
Assets:
Operating properties:
Property	$147,183	$139,620	$46,553	$45,432
Other	17,483	19,118	6,003	6,032
Development projects:
Property	318,727	350,877	104,158	137,786
Other	31,269	40,244	10,583	11,390

Total	$514,662	$549,859	$167,297	$200,640

Liabilities and venturers’ equity:
Operating properties:
Notes Payable	$189,531	$192,134	$58,596	$59,466
Other	17,052	17,408	4,880	5,024
Development projects:
Notes Payable	68,038	101,345	26,538	36,803
Other	83,668	96,714	30,132	35,617

Total liabilities	358,289	407,601	120,146	136,910

Venturers’ equity/(deficit):
Operating properties	(41,918)	(50,804)	(10,920)	(13,026)
Development projects	198,291	193,062	58,071	76,756

	156,373	142,258	47,151	63,730

Total liabilities and venturers’ equity	$514,662	$549,859	$167,297	$200,640

The Company’s proportionate share of venturers’ equity is an aggregate amount for all ventures. Because the Company’s ownership percentage differs from venture to venture, because there are varying distribution agreements, and because certain ventures have accumulated equity while others have accumulated deficits, the Company’s percentage of venturers’ equity is not reflective of the Company’s ownership percentage of the ventures. The Company does not recognize its share of losses generated by joint ventures in excess of its investment unless it is legally committed or intends to fund deficits in the future.

The Company has contributed appreciated property to certain of its joint venture investments. Although the properties are recorded by the venture at fair value on the date of contribution, the related gains have been deferred in the Company’s financial statements and will be recognized when the properties are sold by the joint ventures.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Combined			Proportionate Share
	Year Ended December 31,
	2002	2001	2000	2002	2001	2000
	(In thousands)
Revenue:
Operating properties	$136,217	$135,849	$139,692	$40,792	$41,006	$41,777
Development projects	282,100	220,154	320,988	124,434	109,842	144,381

	418,317	356,003	460,680	165,226	150,848	186,158

Expenses:
Operating properties	107,284	106,184	104,642	32,515	32,173	31,968
Development projects	207,765	191,370	276,200	95,202	83,864	116,601

	315,049	297,554	380,842	127,717	116,037	148,569

Net earnings before income tax	$103,268	$58,449	$79,838	$37,509	$34,811	$37,589

Note 6.    Property

Book value by property type consists of the following:

	December 31,
	2002	2001
	(In thousands)
Rental properties:
Industrial buildings	$1,134,890	$943,340
Office buildings	409,339	297,707
Retail buildings	100,882	96,263
Ground leases	139,886	138,708
Investment in operating joint ventures	(10,920)	(13,026)

	1,774,077	1,462,992

Developable properties:
Commercial	171,924	188,527
Residential (See Note 14)	52,850	52,108
Urban	279,495	258,504
Investment in development joint ventures	58,071	76,756

	562,340	575,895

Work-in-process:
Commercial	31,036	118,668
Commercial—capital lease	18,902	40,560
Urban	16,915	40,318

	66,853	199,546

Furniture, fixtures and equipment	38,096	28,818
Other	6,715	9,257

Gross book value	2,448,081	2,276,508
Accumulated depreciation	(399,923)	(354,557)

Net book value	$2,048,158	$1,921,951

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Other Financial Statement Captions

Other Assets and Deferred Charges, Net

The Company’s other assets and deferred charges consisted of the following:

	December 31,
	2002	2001
	(In thousands)
Reimbursable construction costs	$83,680	$25,052
Deferred lease commissions, net	41,446	34,200
Bonds proceeds receivable	35,629	—
Straight-line rent	27,563	21,612
Deferred financing fees, net	23,081	26,584
Prepaid expenses	20,089	7,567
Tax increment financing assets	16,932	15,555
Cash surrender value of life insurance	15,673	9,012
Deferred cost of sales	4,647	19,627
Employee loans	1,733	2,025
Deferred cost of acquisitions	856	2,273
Funds held in escrow accounts	424	1,332
Other	2,100	2,466

	$273,853	$167,305

Reimbursable construction costs represent costs the Company has incurred on behalf of municipal bond districts for public infrastructure improvements at four development projects. Subsequent to December 31, 2002, and through March 1, 2003, the Company has been reimbursed $5.7 million by the districts.

Amortization of lease commissions was $7.7 million, $6.5 million, and $4.9 million for the years ended December 31, 2002, 2001, and 2000, respectively. Accumulated amortization of deferred lease commissions totaled $23.8 million and $19.5 million at December 31, 2002 and 2001, respectively. Amortization of finance fees was $6 million, $5.8 million, and $6.4 million for the years ended December 31, 2002, 2001, and 2000, respectively. Accumulated amortization of deferred finance fees totaled $18.2 million and $12.4 million at December 31, 2002 and 2001, respectively.

In 2001, the Company entered into a tax increment financing agreement with a municipality and shares a portion of the increased property tax to be generated by one of its residential development projects. The estimated value to the Company of the incremental tax revenue at December 31, 2002, was $16.9 million and this amount is anticipated to be collected, with interest, over the next 37 years.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	December 31,
	2002	2001
	(In thousands)
Accrued construction costs	$46,832	$76,562
Salaries, bonuses and deferred compensation	31,462	33,542
Property taxes	18,121	15,425
Interest	11,531	10,454
Other	9,547	9,705

	$117,493	$145,688

Deferred Credits and Other Liabilities

The Company’s deferred credits and other liabilities consisted of the following:

	December 31,
	2002	2001
	(In thousands)
Rent deposits	$107,712	$111,105
Deferred profits	13,570	38,774
Environmental and legal reserves	10,359	11,216
Security deposits	7,229	7,253
Construction deposit	3,290	—
Refundable property taxes	2,298	2,107
Sales deposits	1,441	1,530
Unearned income	1,166	1,332
Other	4,401	4,339

	$151,466	$177,656

Rent deposits includes $99.4 million and $102.5 million of prepaid ground lease rent from a major tenant at December 31, 2002 and 2001, respectively, and is being amortized over the lease term of 34 years until 2035. The environmental and legal reserves are more fully described in Note 15. Deferred profits represent cash or notes received by the Company in connection with property sales transactions, which do not meet the criteria for full profit recognition.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Leases

The Company, as lessor, has entered into non-cancelable operating leases expiring at various dates through 2099. Rental revenue under these leases totaled $261.3 million in 2002, $230.2 million in 2001, and $202.8 million in 2000. Included in this revenue are rentals contingent on lessees’ operations of $2.4 million in 2002, $2 million in 2001, and $3.4 million in 2000. Future minimum rental revenue under existing non-cancelable operating leases as of December 31, 2002, is summarized as follows (in thousands):

2003	$208,174
2004	188,709
2005	158,570
2006	129,508
2007	111,116
Thereafter	987,290

$1,783,367

The book value of the Company’s properties under operating leases or held for rent is summarized as follows:

	December 31,
	2002	2001
	(In thousands)
Buildings	$1,645,111	$1,337,310
Ground leases	139,886	138,708

	1,784,997	1,476,018
Less accumulated depreciation	(366,772)	(325,130)

	$1,418,225	$1,150,888

The Company, as lessee, has entered into noncancelable operating leases expiring at various dates through 2023. Rental expense under these leases totaled $2.9 million in 2002, $3 million in 2001, and $3.1 million in 2000. Future minimum lease payments as of December 31, 2002, are summarized as follows (in thousands):

2003	$2,510
2004	2,246
2005	1,745
2006	213
2007	15
Thereafter	225

$6,954

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Other, net

Property sales and fee services—other income (expense) is summarized as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Interest income	$9,429	$10,395	$6,551
Lease termination fee	8,304	3,398	—
Proceeds from condemnation sale	—	1,347	—
Land holding costs	(805)	(89)	(286)
Abandoned project costs	(891)	(3,977)	(1,720)
Reserve for uncollectible note receivable	—	—	(2,000)
Loss on fee development contract	—	(5,108)	(11,797)
All other, net	50	245	(99)

	$16,087	$6,211	$(9,351)

Other, net—other income (expense) is summarized as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Interest income	$442	$13,213	$4,652
Consulting fees	—	(6,470)	(3,500)
All other, net	515	(1,083)	(212)

	$957	$5,660	$940

Note 10.     Non-Strategic Asset Sales

The Company’s sales of non-strategic assets are summarized as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Sales	$8,373	$4,161	$50,759
Cost of sales	(1,109)	(252)	(4,480)

Gain	$7,264	$3,909	$46,279

In 2000, the Company sold 405,000 acres of desert holdings for $45.1 million resulting in a pre-tax gain of $42.4 million.

Note 11.    Employee Benefit and Stock Option Plans

The Company has a profit sharing and savings plan for all employees. Funding consists of employee contributions along with matching and discretionary profit sharing contributions by the Company. Total expense for the Company under this plan was $1.2 million in each year 2002, 2001, and 2000.

The Company has various plans through which employees may purchase common stock of the Company, and through which non-employee directors may purchase or receive common stock of the Company.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has five stock option plans under which certain committees of the Board of Directors may grant options to purchase up to 14,500,000 shares of common stock (1991 Stock Option Plan, Amended and Restated Executive Stock Option Plan, 1995 Stock Option Plan, Amended and Restated 1996 Performance Award Plan, and 2000 Performance Award Plan). The exercise price of options granted under these plans is generally the closing price of the common stock on the date of grant. Options typically become exercisable in four annual installments commencing on the first anniversary of the date of grant and expire ten years from the date of grant. However, there are other vesting schedules and expiration periods for options granted under the plans.

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

In addition, each non-employee director may elect irrevocably to defer any retainers or fees and receive director stock units instead. If a director makes such an election, his or her director stock units will be distributed to him or her in the form of common stock in a single lump sum or in up to five substantially equal installments, beginning on either January 1 of the year immediately following the director’s termination of service, or January 1 of another year selected by the director provided that such year is not less than three years after the year in which the compensation being deferred is earned. On the distribution date, the director will receive a number of shares of common stock calculated by dividing the deferred compensation by 90% of the fair market value of the common stock on the date of credit.

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123) requires use of option valuation models that were developed for use in valuing publicly traded stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and income per share as required by Statement 123 is presented in Note 2 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The weighted-average fair value of options granted during 2002, 2001, and 2000 was $5.01, $5.42, and $5.31, respectively. The fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001, and 2000, respectively: risk-free interest rates of 3.47%, 4.42%, and 6.39%; zero percent dividend yields; volatility factors of the expected market price of the Company’s common stock of 22.5%, 24.0%, and 28.5%; and a weighted-average expected life of the options of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity, and related information is as follows:

	Year Ended December 31,
	2002		2001		2000
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
	(In thousands, except exercise price information)
Outstanding—beginning of year	8,867	$13.50	10,259	$12.22	7,333	$10.83
Granted	547	$18.14	1,119	$17.65	4,172	$14.05
Exercised	(608)	$14.41	(2,104)	$9.24	(903)	$8.61
Expired	(11)	$16.13	(33)	$18.83	(147)	$11.74
Forfeited	(341)	$15.27	(374)	$13.50	(196)	$15.85

Outstanding—end of year	8,454	$13.68	8,867	$13.50	10,259	$12.22

Exercisable at end of year	5,276	$12.28	4,663	$11.85	5,158	$10.03

Exercise prices for options outstanding as of December 31, 2002, ranged from $5.58 to $21.38. The weighted-average remaining contractual life of those options is 5.7 years.

Note 12.    Capital Stock

The Company has authorized the issuance of 150 million shares of $.01 par value common stock. The Company has reserved 14,500,000 shares of common stock pursuant to various compensation programs.

From October 1999 through July 2001, the Company’s Board of Directors authorized a total of $250 million in repurchases of the Company’s Common Stock. Through December 31, 2001, the Company purchased 13,047,097 shares at a cost of $218 million under these programs. The remaining $32 million authorized has expired or was terminated. All purchases were made on the open market.

In December 2001, the Company purchased 10,600,000 shares of its Common Stock from the California Public Employees’ Retirement System (‘CalPERS’) for $183.1 million or $17.2755 per share, representing a negotiated 1% discount to the closing price of the Company’s common stock on December 12, 2001. An independent third party, American Appraisal Associates, Inc., provided the Company’s Board of Directors with a written opinion confirming that the terms and conditions of this transaction were fair, from a financial point of view, to the Company’s stockholders other than CalPERS. Immediately prior to the transaction, CalPERS was the beneficial owner of 18,782,276 shares, or approximately 19.3%, of the Company’s issued and outstanding common stock. As a result of the transaction, CalPERS’ beneficial ownership was reduced to 8,182,276 shares, or approximately 9.45%, of the Company’s issued and outstanding common stock.

The Company’s repurchases are reflected as treasury stock at cost and are presented as a reduction to consolidated stockholders’ equity.

In December 1999, the Company authorized the issuance of 2,000,000 shares of Series A Junior Participating Preferred Stock in connection with the adoption of a shareholder rights plan. This series of preferred stock has a quarterly dividend of the greater of $1.00 or 100 times the dividend paid on our common stock, and it has a voting right of 100 votes per share. Also in connection with the shareholder rights plan adopted in December 1999, the Company’s Board of Directors declared a dividend of one right to purchase 1/100th of a share of Series A Junior Participating Preferred Stock for each share of common stock. This right becomes exercisable on the occurrence of certain events, and it also may entitle the holder to purchase shares of common stock at one-half its market price on the occurrence of certain events. No shares of this series of preferred stock have been issued.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.    Segment Reporting

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

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial data by reportable segment is as follows:

	Asset Management	Suburban					Discontinued Operations
		Commercial	Residential	Urban	Corporate	Subtotal		Total
	(In thousands)
2002
Rental properties:
Rental revenue	$267,807	$—	$—	$—	$—	$267,807	$(856)	$266,951
Property operating costs	(71,929)	—	—	—	—	(71,929)	370	(71,559)
Income from operating joint ventures, net	8,277	—	—	—	—	8,277	—	8,277

	204,155	—	—	—	—	204,155	(486)	203,669

Property sales and fee services:
Sales revenue	43,184	52,966	59,107	14,500	—	169,757	(30,153)	139,604
Cost of sales	(14,256)	(42,689)	(28,862)	(11,154)	(601)	(97,562)	7,901	(89,661)

Gain on property sales	28,928	10,277	30,245	3,346	(601)	72,195	(22,252)	49,943
Income from development joint ventures, net	—	—	33,063	—	(3,831)	29,232	—	29,232

Total gain on property sales	28,928	10,277	63,308	3,346	(4,432)	101,427	(22,252)	79,175
Management and development fees	42	2,973	1,516	2,557	—	7,088	—	7,088
Selling and G & A expenses	(1,185)	(9,576)	(8,316)	(6,913)	—	(25,990)	—	(25,990)
Other, net	10,691	(550)	6,075	(129)	—	16,087	—	16,087

	38,476	3,124	62,583	(1,139)	(4,432)	98,612	(22,252)	76,360

Interest expense	(78,831)	—	—	—	18,055	(60,776)	588	(60,188)
Depreciation and amortization	(59,170)	(673)	(182)	(1,065)	(2,349)	(63,439)	290	(63,149)
Corporate administrative costs	—	—	—	—	(17,705)	(17,705)	—	(17,705)
Gain on non-strategic asset sales	7,264	—	—	—	—	7,264	—	7,264
Other, net	—	—	—	—	957	957	—	957
Minority interests	(6,106)	—	—	—	—	(6,106)	—	(6,106)
Income taxes	(40,455)	(937)	(23,848)	842	2,092	(62,306)	8,354	(53,952)

Income (loss) from continuing operations	65,333	1,514	38,553	(1,362)	(3,382)	100,656	(13,506)	87,150

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	13,748	13,748
Loss from discontinued operations	—	—	—	—	—	—	(242)	(242)

Gain from discontinued operations	—	—	—	—	—	—	13,506	13,506

Net income (loss)	$65,333	$1,514	$38,553	$(1,362)	$(3,382)	$100,656	$—	$100,656

Investments in equity method subsidiaries	$(10,920)	$561	$37,917	$19,593	$—	$47,151	$—	$47,151

Segment assets	$1,539,024	$327,615	$130,564	$363,945	$331,541	$2,692,689	$2,760	$2,695,449

Capital expenditures for segment assets	$37,614	$196,786	$38,796	$99,529	$18,686	$391,411	$—	$391,411

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Asset Management	Suburban					Discontinued Operations
		Commercial	Residential	Urban	Corporate	Subtotal		Total
	(In thousands)
2001
Rental properties:
Rental revenue	$234,881	$—	$—	$—	$—	$234,881	$(2,775)	$232,106
Property operating costs	(62,663)	—	—	—	—	(62,663)	959	(61,704)
Income from operating joint ventures, net	8,833	—	—	—	—	8,833	—	8,833

	181,051	—	—	—	—	181,051	(1,816)	179,235

Property sales and fee services:
Sales revenue	71,818	75,686	48,507	49,793	—	245,804	—	245,804
Cost of sales	(30,744)	(50,896)	(30,202)	(37,337)	(519)	(149,698)	—	(149,698)

Gain on property sales	41,074	24,790	18,305	12,456	(519)	96,106	—	96,106
Income from development joint ventures, net	—	9	27,670	—	(1,701)	25,978	—	25,978

Total gain on property sales	41,074	24,799	45,975	12,456	(2,220)	122,084	—	122,084
Management and development fees	145	3,679	1,394	782	—	6,000	—	6,000
Selling and G & A expenses	(1,235)	(9,607)	(11,379)	(4,349)	—	(26,570)	—	(26,570)
Other, net	5,518	(179)	(3,868)	4,716	—	6,187	24	6,211

	45,502	18,692	32,122	13,605	(2,220)	107,701	24	107,725

Interest expense	(75,110)	(7)	—	(684)	17,656	(58,145)	1,392	(56,753)
Depreciation and amortization	(47,925)	(514)	(311)	(1,853)	(1,855)	(52,458)	567	(51,891)
Corporate administrative costs	—	—	—	—	(19,256)	(19,256)	—	(19,256)
Gain on non-strategic asset sales	3,909	—	—	—	—	3,909	—	3,909
Other, net	—	—	—	—	5,660	5,660	—	5,660
Minority interests	(6,059)	—	(83)	—	—	(6,142)	—	(6,142)
Income taxes	(41,091)	(7,366)	(12,861)	(4,487)	6	(65,799)	(67)	(65,866)

Income (loss) from continuing operations	60,277	10,805	18,867	6,581	(9)	96,521	100	96,621

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	—	—
Loss from discontinued operations	—	—	—	—	—	—	(100)	(100)

Loss from discontinued operations	—	—	—	—	—	—	(100)	(100)

Net income (loss)	$60,277	$10,805	$18,867	$6,581	$(9)	$96,521	$—	$96,521

Investments in equity method subsidiaries	$(13,026)	$—	$74,721	$2,035	$—	$63,730	$—	$63,730

Segment assets	$1,243,108	$371,105	$216,920	$321,601	$262,781	$2,415,515	$—	$2,415,515

Capital expenditures for segment assets	$75,127	$234,124	$58,640	$61,317	$9,468	$438,676	$—	$438,676

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Asset Management	Suburban					Discontinued Operations
		Commercial	Residential	Urban	Corporate	Subtotal		Total
	(In thousands)
2000
Rental properties:
Rental revenue	$206,762	$—	$—	$—	$—	$206,762	$(3,071)	$203,691
Property operating costs	(55,272)	—	—	—	—	(55,272)	804	(54,468)
Income from operating joint ventures, net	9,809	—	—	—	—	9,809	—	9,809

	161,299	—	—	—	—	161,299	(2,267)	159,032

Property sales and fee services:
Sales revenue	89,323	68,951	292,822	—	—	451,096	—	451,096
Cost of sales	(46,410)	(52,415)	(238,930)	—	—	(337,755)	—	(337,755)

Gain on property sales	42,913	16,536	53,892	—	—	113,341	—	113,341
Income from development joint ventures, net	—	13	27,767	—	—	27,780	—	27,780

Total gain on property sales	42,913	16,549	81,659	—	—	141,121	—	141,121
Management and development fees	11,814	999	1,498	1,149	—	15,460	—	15,460
Selling and G & A expenses	(8,903)	(9,643)	(25,007)	(2,248)	—	(45,801)	—	(45,801)
Other, net	2,353	524	(12,209)	(19)	—	(9,351)	—	(9,351)

	48,177	8,429	45,941	(1,118)	—	101,429	—	101,429

Interest expense	(57,832)	(4)	(546)	(1,153)	8,571	(50,964)	989	(49,975)
Depreciation and amortization	(42,090)	(747)	(108)	(1,684)	(1,876)	(46,505)	566	(45,939)
Corporate administrative costs	—	—	—	—	(15,675)	(15,675)	—	(15,675)
Gain on non-strategic asset sales	46,279	—	—	—	—	46,279	—	46,279
Other, net	—	—	—	—	940	940	—	940
Minority interests	(6,347)	—	(4,354)	—	—	(10,701)	—	(10,701)
Income taxes	(60,320)	(3,098)	(16,517)	1,596	3,244	(75,095)	285	(74,810)

Income (loss) from continuing operations	89,166	4,580	24,416	(2,359)	(4,796)	111,007	(427)	110,580

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	—	—
Gain from discontinued operations	—	—	—	—	—	—	427	427

Gain from discontinued operations	—	—	—	—	—	—	427	427

Net income (loss)	$89,166	$4,580	$24,416	$(2,359)	$(4,796)	$111,007	$—	$111,007

Investments in equity method subsidiaries	$(16,092)	$11	$46,245	$—	$—	$30,164	$—	$30,164

Segment assets	$1,072,283	$325,513	$152,551	$355,202	$368,867	$2,274,416	$—	$2,274,416

Capital expenditures for segment assets	$32,028	$247,455	$123,372	$43,416	$2,067	$448,338	$—	$448,338

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Sale of Home-Building Assets

In July 2000, the Company’s residential subsidiary sold a majority of its home-building assets, with a book value of $125.8 million, to a newly formed limited liability company (“LLC”) managed by Brookfield Homes of California, Inc., for $139 million in cash and a retained interest in the new company valued at $22.5 million. Approximately $77 million of the initial cash proceeds were used for debt repayment, closing costs, and other expenses related to the sale of the home building operations. The remaining proceeds were added to the Company’s working capital. Under the agreement, the Company’s residential subsidiary was entitled to a preferred return on the retained interest and 35% of additional profits from LLC operations. The deferred gain related to the retained interest and the 35% share of profits from LLC’s operations were recorded as part of “Equity in earnings of development joint ventures, net” as home/lots were sold by LLC.

In 2000, the Company recorded a $13.4 million gain on property sales related to this transaction and recognized $8.3 million of the $22.5 million retained interest, $0.8 million of the Company’s 35% share of the profits of the LLC, and a $1 million preferred return from the Company’s investment in the LLC.

In 2001, the Company sold its retained interest in the LLC for $8.2 million and recognized the remaining deferred gain of $14.2 million, which has been included as part of “Equity in earnings of development joint ventures, net”.

Note 15.    Commitments and Contingencies

The Company has surety bonds and standby letters of credit related to various development projects, lease payment guarantees, various debt and debt service guarantees, and guarantees in capital contribution requirements related to certain unconsolidated real estate joint ventures. These guarantees at December 31, 2002 are summarized in the following categories (in thousands):

Off-balance sheet guarantees:
Surety bonds	$285,225
Standby letters of credit	52,016
Debt service guarantees	44,625
Contribution requirements	5,600
Lease payment guarantee	2,087

Sub-total	389,553
Guarantee liabilities included in balance sheet:
Standby letters of credit	54,375

Total	$443,928

Surety bonds are to guarantee the construction of infrastructure and public improvements. Surety bonds are commonly required by public agencies from developers in real estate development, and are renewable and expire upon completion of the required improvements. The typical development period of the Company’s development projects is approximately one to three years. Example of events that would require the Company to perform under these surety bonds would be from failure of the Company to construct or complete the required improvements. At December 31, 2002, the Company has not been required to fund any of the surety bonds.

Standby letters of credit consist of two types: performance and financial. Performance standby letters of credit are similar in nature and term as the surety bonds described above. Financial standby letters of credit are a form of credit enhancement commonly required in real estate development when bonds are issued to finance

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

public improvements; these financial standby letters of credit are scheduled to expire between December 2005 and May 2007. As of December 31, 2002, the Company has a total of $106.4 million in standby letters of credit; $52 million of the total is off-balance sheet ($40.4 million is financial letters of credit and $11.6 million is performance letters of credit), while the remaining $54.4 million are related to indebtedness that is reflected in the Company’s consolidated balance sheet. Example of events that would require the Company to perform under the performance standby letters of credit would be from failure of the Company to construct or complete the required improvements. Examples of events that would require the Company to perform under the financial standby letters of credit would be from debt service shortfall in the municipal districts that issued the municipal bonds. At December 31, 2002, the Company has not been required to satisfy any of these standby letters of credit.

The Company has made debt service guarantees for certain of its unconsolidated joint ventures. At December 31, 2002, based on the joint ventures’ outstanding balance, these debt guarantees totaled $44.6 million; these debt service guarantees are scheduled to expire between March 2003 and September 2005. These debt service guarantees are typical business arrangements commonly required of developers in real estate development. Examples of events that would require the Company to provide a cash payment pursuant to a guarantee include a loan default, which would result from failure of the primary borrower to service its debt when due, or non-compliance of the primary borrower with financial covenants and inadequacy of asset collateral. At December 31, 2002, the Company has not been required to satisfy any amounts under these debt service guarantees.

The Company is required to make additional capital contributions to two of its unconsolidated joint ventures should additional capital contributions be necessary to fund development costs or operating shortfall. At December 31, 2002, the Company had approximately $5.6 million remaining from the contingent obligation to fund development costs for one of its joint ventures and does not expect to fund any additional capital contributions beyond this amount. The second joint venture requires capital contributions to fund operating shortfall upon written notice from the joint venture’s management committee. As of December 31, 2002, no such notice has been received.

The Company has guaranteed $2.1 million of lease payments through September 2003 of a third party in connection with a development project. As of December 31, 2002, the Company has not been required to satisfy any amounts under this guarantee.

The Company also has recorded in its consolidated balance sheet $0.7 million estimated residual home warranty related liability from home-building activities prior to the selling of its home-building assets in 2000. The estimate is based on past claims and experience. These home warranty related reserves are charged to cost of sales when established.

As of December 31, 2002, $163.3 million of Community Facility District bonds were sold to finance public infrastructure improvements at several Company projects. The Company provided a letter of credit totaling $40 million in support of one of these bonds. The $40 million is included in the standby letters of credit and surety bonds amounts disclosed above. The Company, along with other landowners, is required to satisfy any shortfall in annual debt service obligation for these bonds if incremental tax revenues generated by the projects are insufficient.

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

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Some of the legal actions to which the Company is party seek to restrain actions related to the development process or challenge title to or possession of the Company’s properties. Typically, such actions, if successful, would not result in significant financial liability for the Company but might instead prevent the completion of the development process originally planned, and therefore, impairment may occur in certain development assets.

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

At December 31, 2002, management estimates that future costs for remediation of environmental contamination on operating properties and properties previously sold approximate $9.3 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next several years. Management also estimates approximately $12.5 million of similar costs relating to the Company’s properties to be developed or sold. The Company may incur additional costs related to management of excess contaminated soil from our projects; however, the necessity of this activity depends on the type of future development activities, and, therefore, the related costs are not currently determinable. These costs will be capitalized as components of development costs when incurred, which is anticipated to be over a period of approximately twenty years, or will be deferred and charged to cost of sales when the properties are sold. Environmental costs capitalized during 2002 totaled $5.3 million. The Company’s estimates were developed based on reviews that took place over several years based upon then-prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs.

Note 16.    Related Party Transactions

The Company provides development and management services and loan guarantees to various unconsolidated joint venture investments. Fees earned were $4.2 million, $1.2 million, and $0.6 million in 2002, 2001, and 2000, respectively. Deferred fees of $1.8 million at December 31, 2002, will be earned as completed projects are sold or the venture is sold or liquidated.

In 2001, the Company entered into a 99-year ground lease with one of its unconsolidated joint venture investments. Rent payments of $3.7 million and $1.8 million were received and recognized as rental income during the years ended December 31, 2002 and 2001, respectively. Rent payments of $1.0 million of previously received rent was deferred at December 31, 2002, and will be recognized, together with annual rents, over the life of the lease.

The Company has a $4.7 million collateralized 9.0% note receivable from an unconsolidated joint venture for project costs plus accrued interest. The note is collateralized by property owned by the venture, and matures in October 2028. The Company has entered into various lease agreements with this unconsolidated joint venture. As lessee, rent expense was $0.1 million in each of the years 2002, 2001, and 2000; this lease will expire in November 2011. As lessor, the Company entered into a ground lease, which will expire in August 2054. The Company earned rental income of $0.2 million in each of the last three years and has recorded a $1.8 million receivable associated with this lease.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.    Discontinued Operations

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. In general, sales of rental property, (a) not sold subject to an initial tenant purchase option or, (b) explicitly built with the intention of selling, but not sold within two years of completion, are referred to as “Investment Properties” and classified as discontinued operations. Therefore, as required, gain or loss attributed to the operations and sale of Investment Properties sold or held for sale is presented in the statement of operations as discontinued operations, net of applicable income tax. Prior period statements of operations have been reclassified to reflect as discontinued operations the gain or loss related to Investment Properties that were sold or held for sale and presented as discontinued operations during the year ended December 31, 2002. Additionally, all periods presented will likely require further reclassification in future periods as additional, similar sales of Investment Properties occur.

During the year ended December 31, 2002, the Company sold Investment Properties for $30.2 million, with a gain from the disposal of discontinued operations of $13.8 million, net of income taxes of $8.5 million. Rents from these properties, and properties under contract to be sold were $0.9 million in 2002, $2.8 million in 2001, and $3.1 million in 2000. Loss from discontinued operations from these properties was $0.2 million net of income tax benefit of $0.2 million and $0.1 million, net of income tax benefit of $0.1 million for the years ended December 31, 2002 and 2001, respectively, and a gain of $0.4 million, net of income tax expense of $0.3 million, for the year ended December 31, 2000.

Asset and liability balances of Investment Properties under contract to be sold at December 31, 2002, consist of the following:

December 31, 2002
(In thousands)
Assets
Properties	$3,216
Accumulated depreciation	(744)

Net	2,472
Other assets	288

Total assets	2,760

Liabilities
Mortgage and other debt	3,147
Payables	62
Other liabilities	24

Total liabilities	3,233

Net liabilities	$473

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.     Subsequent Events

On March 3, 2003, the Company announced that its Board of Directors has authorized it to restructure its business operations in order to qualify as a real estate investment trust (“REIT”), effective January 1, 2004. The REIT conversion is subject to a shareholder approval process, which is expected to conclude in the third quarter of 2003, as well as Board approval. This announcement has no material effect on the financial statements as of, or for, the year ended December 31, 2002; however, it will likely have an impact on future operating results in the following areas, if approved by the shareholder vote:

•	a one-time distribution of pre-REIT earnings and profits, projected to be approximately $100 million in cash and $200 million in common stock, will be declared in the fourth quarter and be paid in the first quarter of 2004, this distribution is subject to approval by the Internal Revenue Service

•	commencing in the third quarter of 2003, a quarterly dividend of approximately $0.30 per existing share of common stock will be paid

•	conversion and related restructure costs are currently estimated to be $15 million

•	certain deferred tax liabilities associated with assets in the REIT would be reversed through income and result in a one-time increase in income currently estimated in the $200 to $250 million range

The Company will soon file a preliminary proxy statement/prospectus with the Securities and Exchange Commission that will provide important information, including detailed risk factors, regarding the proposed transaction.

In January 2003, the Company acquired the 10% minority interest owned by other investors in a subsidiary for cash of $60.7 million. The acquisition was accounted for based on the purchase method of accounting.

CATELLUS DEVELOPMENT CORPORATION

Summarized Quarterly Results (Unaudited)

The Company’s income and cash flow are determined to a large extent by property sales. Sales and net income have fluctuated significantly from quarter to quarter, as evidenced by the following summary of unaudited quarterly consolidated results of operations. Property sales fluctuate from quarter to quarter, reflecting general market conditions and the Company’s intent to sell property when it can obtain attractive prices. Cost of sales may also vary widely because (i) properties have been owned for varying periods of time; (ii) properties are owned in various geographical locations; and (iii) development projects have varying infrastructure costs and build-out periods.

	Year Ended December 31,
	2002				2001
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands, except per share data)
Rental properties:
Rental revenue	$62,967	$64,895	$66,115	$72,974	$55,007	$56,345	$58,515	$62,239
Property operating costs	(15,701)	(17,215)	(18,102)	(20,541)	(13,804)	(13,854)	(17,174)	(16,872)
Property sales and fee services:
Sales revenue	54,694	43,998	10,299	30,613	57,896	67,966	64,324	55,618
Cost of sales	(39,085)	(28,167)	(2,471)	(19,938)	(35,051)	(41,824)	(36,609)	(36,214)
Equity in earnings of development joint ventures, net	7,447	8,177	4,201	9,407	7,795	332	13,489	4,362
Management and development fees	1,132	1,764	2,755	1,437	1,180	1,374	1,266	2,180
Selling, general and administrative expenses	(7,850)	(6,130)	(5,824)	(6,186)	(8,648)	(6,932)	(6,373)	(4,617)
Interest expense	(12,571)	(13,928)	(16,388)	(17,301)	(14,273)	(14,652)	(13,569)	(14,259)
Gain (loss) on non-strategic asset sales	(238)	7,059	421	22	1,747	1,389	765	8
Corporate administrative costs	(4,102)	(4,362)	(4,284)	(4,957)	(5,545)	(5,062)	(4,685)	(3,964)
Depreciation and amortization	(13,438)	(14,957)	(17,570)	(17,184)	(12,792)	(12,801)	(12,751)	(13,547)
Income from continuing operations	27,061	26,174	13,415	20,500	26,252	22,158	28,686	19,525
Net income	$31,484	$33,639	$14,655	$20,878	$26,208	$22,171	$28,646	$19,496

Income per share from continuing operations—basic	$0.31	$0.30	$0.15	$0.24	$0.25	$0.22	$0.29	$0.20

Income per share from continuing operations—assuming dilution	$0.30	$0.29	$0.15	$0.23	$0.24	$0.21	$0.28	$0.20

Net income per common share—basic	$0.36	$0.39	$0.17	$0.24	$0.25	$0.22	$0.29	$0.20

Net income per common share— assuming dilution	$0.35	$0.37	$0.16	$0.23	$0.24	$0.21	$0.28	$0.20

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULES

To the Board of Directors

of Catellus Development Corporation

Our audits of the consolidated financial statements referred to in our report dated January 29, 2003, appearing on page F-2 of this Form 10-K of Catellus Development Corporation, also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

San Francisco, California

January 29, 2003, except as to Note 18, for which the date is March 3, 2003

CATELLUS DEVELOPMENT CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended December 31, 2002

(In thousands)

		Additions			Deductions		Balance at End of Year
	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other Accounts
Year ended December 31, 2000
Allowance for doubtful accounts receivable	$1,254	$853		$—	$(404	)(1)	$1,703
Allowance for doubtful notes receivable	1,860	2,000		—	(40	)(1)	3,820
Reserve for environmental and legal costs	10,502	—		—	(125	)(2)	10,377
Year ended December 31, 2001
Allowance for doubtful accounts receivable	1,703	444		—	(716	)(1)	1,431
Allowance for doubtful notes receivable	3,820	—		—	(2,000	)(3)	1,820
Reserve for environmental and legal costs	10,377	1,102		—	(263	)(2)	11,216
Year ended December 31, 2002
Allowance for doubtful accounts receivable	1,431	338		—	(185	)(1)	1,584
Allowance for doubtful notes receivable	1,820	—		—	—		1,820
Reserve for environmental and legal costs	11,216	(416	)(4)	—	(441	)(2)	10,359

Notes:

(1)	Balances written off as uncollectible.
(2)	Environmental and legal costs incurred.
(3)	Recovery of note receivable previously written off.
(4)	Reduction in estimate.

CATELLUS DEVELOPMENT CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(Dollars in thousands)

	Encumbrances	Initial Cost to Catellus		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period(1)(2)(3)			Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed
Description		Land	Buildings & Improvements	Improvements	Carrying Costs	Land	Buildings & Improvements	Total
Rental properties	$1,319,447	$197,739	$141,828	$1,289,079	$156,351	$197,739	$1,587,258	$1,784,997	$366,772	N/A	Various	(4)

Developable properties
Mission Bay, San Francisco, CA	9,795	66,829	3,952	105,480	57,871	66,829	167,303	234,132	5,159	N/A	Various	(4)
Other properties less than 5% of total	154,296	102,956	798	140,196	93,041	102,956	234,035	336,991	5,540	N/A	Various	(4)

Total developable properties	164,091	169,785	4,750	245,676	150,912	169,785	401,338	571,123	10,699

Other	547	5,259	—	1,385	70	5,259	1,455	6,714	725	N/A	Various	(4)

Total	$1,484,085	$372,783	$146,578	$1,536,140	$307,333	$372,783	$1,990,051	$2,362,834	$378,196

(1)	The aggregate cost for Federal income tax purpose is approximately $1,719,576.
(2)	See Attachment A to Schedule III for reconciliation of beginning of period total to total at close of period.
(3)	Excludes investments in joint ventures and furniture and equipment.
(4)	Reference is made to Note 2 to the Consolidated Financial Statements for information related to depreciation.

CATELLUS DEVELOPMENT CORPORATION

ATTACHMENT A TO SCHEDULE III

RECONCILIATION OF COST OF REAL ESTATE AT BEGINNING OF PERIOD

WITH TOTAL AT END OF PERIOD

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Balance at January 1	$2,183,960	$1,969,050	$1,873,254

Additions during period:
Acquisitions	32,326	83,567	63,637
Improvements	235,739	321,788	368,185
Reclassification from other accounts	13,999	6,075	22,107

Total additions	282,064	411,430	453,929

Deductions during period:
Cost of real estate sold	100,064	195,541	356,077
Other
Reclassification to assets held for sale, personal property and other accounts	3,126	979	2,056

Total deductions	103,190	196,520	358,133

Balance at December 31	$2,362,834	$2,183,960	$1,969,050

RECONCILIATION OF REAL ESTATE ACCUMULATED DEPRECIATION

AT BEGINNING OF PERIOD WITH TOTAL AT END OF PERIOD

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Balance at January 1	$335,741	$303,866	$279,946

Additions during period:
Charged to expense	52,603	43,522	39,266

Deductions during period:
Cost of real estate sold	9,244	11,923	14,685
Other	904	(276)	661

Total deductions	10,148	11,647	15,346

Balance at December 31	$378,196	$335,741	$303,866

EXHIBIT INDEX

Exhibit Number

3.1

Restated Certificate of Incorporation, effective December 4, 1990. (Incorporated by reference to the exhibits to Catellus Development Corporation’s (“Catellus”) Registration Statement on Form 10, with the Securities and Exchange Commission (“SEC”) on July 18, 1990 (“Form 10”).)

3.2

Amendment to Restated Certificate of Incorporation, effective July 13, 1993. (Incorporated by reference to Exhibit 3.1B to Catellus’ Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).)

3.3	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the 2000 Form 10-K.)

4.1

Rights Agreement, dated as of December 16, 1999, between Catellus and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.1 to Catellus’ Form 8-K filed with the SEC on December 28, 1999.)

4.2

Form of Certificate of Designations of Series A Junior Participating Preferred Stock, Form of Right Certificate and Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibits A, B and C, respectively, to Exhibit 4.1 to Catellus’ Form 8-K filed with the SEC on December 28, 1999.)

4.3	Registration Rights Agreement, dated as of December 29, 1989, among Catellus, BAREIA, O&Y and Itel. (Incorporated by reference to the exhibits to Form 10.)

4.4

First Amendment to Registration Rights Agreement among Catellus, BAREIA, O&Y and Itel. (Incorporated by reference to the exhibits to Amendment No. 2 to Catellus’ Form S-3, filed with the SEC on February 4, 1993.)

4.5

Letter Agreement dated November 14, 1995, between Catellus and California Public Employees’ Retirement System (“CalPERS”). (Incorporated by reference to Exhibit 10.4A to Catellus’ Form 10-K for the year ended December 31, 1995.)

4.6	Purchase and Sale Agreement dated December 12, 2001, between Catellus and CalPERS. (Incorporated by reference to Exhibit 99.1 to Catellus’ Form 8-K filed with the SEC on December 13, 2001.)

10.1

Loan Agreement by and between Catellus Finance 1, L.L.C. (“Catellus Finance”), and Prudential Mortgage Capital Company, Inc., dated as of October 26, 1998 (the “Loan Agreement”). (Incorporated by reference to Exhibit 4.3 to Catellus’ Form 10-K for the year ended December 31, 1998.)

10.2

First Amendment to Loan Agreement, dated as of January 11, 2001, by and among Catellus Finance, LaSalle Bank National Association, as trustee (“LaSalle”), certain certificate holders and Prudential Insurance Company of America , as servicer (“Prudential”).

10.3	Second Amendment to Loan Agreement, dated as of February 8, 2001, by and among Catellus Finance and LaSalle.

10.4	[Third] Amendment to Loan Agreement, dated as of August 27, 2002, by and among Catellus Finance, LaSalle, certain certificate holders and Prudential.

10.5	Fourth Amendment to Loan Agreement, dated as of December 23, 2002, by and among Catellus Finance, LaSalle, certain certificate holders and Prudential.

10.6	Loan Agreement (Pool A), dated as of March 28, 2002, by and between Catellus and Teachers Insurance and Annuity Association of America (“Teachers”).

10.7	First Amendment to Loan Agreement (Pool A), dated July 23, 2002, by and between Catellus and Teachers.

E-1

Exhibit Number

10.8	Second Amendment to Loan Agreement (Pool A), dated November 15, 2002, by and between Catellus and Teachers.

10.9	Loan Agreement (Pool B), dated as of March 28, 2002, by and between Catellus and Teachers.

10.10	First Amendment to Loan Agreement (Pool B), dated July 23, 2002, by and between Catellus and Teachers.

10.11	Second Amendment to Loan Agreement (Pool B), dated November 15, 2002, by and between Catellus and Teachers.

10.12

Restated Tax Allocation and Indemnity Agreement dated December 29, 1989, by and among Catellus and certain of its subsidiaries and Santa Fe Pacific Corporation. (Incorporated by reference to the exhibits to Form 10.)

EXECUTIVE COMPENSATION PLANS OR ARRANGEMENTS (Exhibits 10.13–10.30)

10.13	The Amended and Restated 1991 Stock Option Plan. (Incorporated by reference to Exhibit 10.7 to Catellus’ Form 10-K for the year ended December 31, 1997 (the “1997 10-K”).)

10.14

Amendment to Amended and Restated 1991 Stock Option Plan, dated as of September 26, 2001. (Incorporated by reference to Exhibit 10.4 to Catellus’ Form 10-Q for the quarter ended September 30, 2001 (the “2001 third quarter 10-Q”).)

10.15	The Amended and Restated 1995 Stock Option Plan. (Incorporated by reference to Exhibit 10.13 to the 1997 Form 10-K.)

10.16	Amendment to Amended and Restated 1995 Stock Option Plan, dated as of September 26, 2001. (Incorporated by reference to Exhibit 10.5 to the 2001 third quarter 10-Q.)

10.17	The Amended and Restated Executive Stock Option Plan. (Incorporated by reference to Exhibit 10.8 to the 1997 Form 10-K.)

10.18	Amendment to Amended and Restated Executive Stock Option Plan, dated as of September 26, 2001. (Incorporated by reference to Exhibit 10.6 to the 2001 third quarter 10-Q.)

10.19	The Amended and Restated 1996 Performance Award Plan. (Incorporated by reference to Exhibit 10.14 to Catellus’ Form 10-Q for the quarter ended March 31, 1999.)

10.20	Amendment to Amended and Restated 1996 Performance Award Plan, dated as of September 26, 2001. (Incorporated by reference to Exhibit 10.7 to the 2001 third quarter 10-Q.)

10.21	The 2000 Performance Award Plan. (Incorporated by reference to Appendix A to Catellus’ proxy statement filed with the SEC on Schedule 14A on March 31, 2000.)

10.22	Amendment to 2000 Performance Award Plan, dated as of September 26, 2001. (Incorporated by reference to Exhibit 10.8 to 2001 third quarter 10-Q.)

10.23	Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.21 to the 1997 Form 10-K.)

10.24	First Amendment to Deferred Compensation Plan, effective as of January 1, 2002. (Incorporated by reference to Exhibit 10.8B to Catellus’ Form 10-Q for the quarter ended March 31, 2002.)

10.25	Second Amendment to Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Catellus’ Form 10-Q for the quarter ended June 30, 2002.)

10.26

Third Amended and Restated Employment Agreement between Catellus and Nelson C. Rising, dated as of December 24, 2001. (Incorporated by reference to Exhibit 10.10 to Catellus’ Form 10-K for the year ended December 31, 2001.)

10.27	Memorandum of Understanding regarding Employment between Catellus and Timothy J. Beaudin, dated February 7, 2001. (Incorporated by reference to Exhibit 10.14 to the 2001 third quarter 10-Q.)

E-2

Exhibit Number

10.28	Memorandum of Understanding regarding Employment between Catellus and C. William Hosler, dated February 7, 2001. (Incorporated by reference to Exhibit 10.11 to the 2000 Form 10-K.)

10.29	Memorandum of Understanding regarding Employment between Catellus and Vanessa L. Washington, dated as of December 12, 2001.

10.30	Amendment to Memorandum of Understanding regarding Employment between Catellus and Vanessa L. Washington, dated as of October 4, 2002.

21	Schedule of Subsidiaries and Joint Ventures of the Registrant.

23	Consent of Independent Accountants.

24	Power of Attorney.

The Registrant has omitted instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10 percent of the assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of such instruments to the Commission upon request.

E-3