Form 10-Q
period 2003-03-31
CATELLUS DEVELOPMENT CORP
filed 2003-05-15
CIK 865937

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2003	Commission file number 1-10622

CATELLUS DEVELOPMENT CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	94-2953477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Mission Street

San Francisco, California 94105

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:

(415) 974-4500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 12, 2003, there were 87,374,238, issued and outstanding shares of the Registrant’s Common Stock.

CATELLUS DEVELOPMENT CORPORATION

PART I

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CATELLUS DEVELOPMENT CORPORATION

Condensed Consolidated Balance Sheet

(In thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Properties	$2,476,382	$2,448,081
Less accumulated depreciation	(413,127)	(399,923)

	2,063,255	2,048,158
Other assets and deferred charges, net	287,792	273,853
Notes receivable, less allowance	31,408	44,947
Accounts receivable, less allowance	13,565	14,211
Assets held for sale	—	2,760
Restricted cash and investments	41,801	36,593
Cash and cash equivalents	201,499	274,927

Total	$2,639,320	$2,695,449

Liabilities and stockholders’ equity
Mortgage and other debt	$1,498,321	$1,500,955
Accounts payable and accrued expenses	97,339	117,493
Deferred credits and other liabilities	155,670	151,466
Liabilities associated with assets held for sale	—	3,233
Deferred income taxes	316,277	318,970

Total liabilities	2,067,607	2,092,117

Commitments and contingencies (Note 8)

Minority interests	—	57,363

Stockholders’ equity
Common stock, 110,965 and 110,817 shares issued and 87,318 and 87,170 shares outstanding at March 31, 2003 and December 31, 2002, respectively	1,109	1,108
Paid-in capital	533,694	531,362
Treasury stock, at cost (23,647 shares at March 31, 2003 and December 31, 2002)	(401,082)	(401,082)
Accumulated earnings	437,992	414,581

Total stockholders’ equity	571,713	545,969

Total	$2,639,320	$2,695,449

See notes to Condensed Consolidated Financial Statements

CATELLUS DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Rental properties
Rental revenue	$74,137	$62,967
Property operating costs	(19,446)	(15,701)
Equity in earnings of operating joint ventures, net	2,523	3,521

	57,214	50,787

Property sales and fee services
Sales revenue	8,010	54,694
Cost of sales	(2,972)	(39,085)

Gain on property sales	5,038	15,609
Equity in earnings of development joint ventures, net	3,854	7,447

Total gain on property sales	8,892	23,056
Management and development fees	2,084	1,132
Selling, general and administrative expenses	(5,492)	(7,850)
Other, net	2,825	9,954

	8,309	26,292

Interest expense	(16,807)	(12,571)
Depreciation and amortization	(16,568)	(13,438)
Corporate administrative costs	(4,399)	(4,102)
Gain (loss) on non-strategic asset sales	5,879	(238)
Other, net	249	67
REIT transition costs	(1,558)	—

Income before minority interests, income taxes, and discontinued operations	32,319	46,797
Minority interests	—	(1,527)

Income before income taxes and discontinued operations	32,319	45,270
Income tax expense	(11,732)	(18,209)

Income from continuing operations	20,587	27,061

Discontinued operations, net of income tax:
Gain from disposal of discontinued operations	2,639	4,505
Income (loss) from discontinued operations	185	(82)

Gain from discontinued operations	2,824	4,423

Net income	$23,411	$31,484

Income per share from continuing operations
Basic	$0.24	$0.31

Assuming dilution	$0.23	$0.30

Income per share from discontinued operations
Basic	$0.03	$0.05

Assuming dilution	$0.03	$0.05

Net income per share
Basic	$0.27	$0.36

Assuming dilution	$0.26	$0.35

Average number of common shares outstanding—basic	87,255	86,652

Average number of common shares outstanding—diluted	89,944	89,115

See notes to Condensed Consolidated Financial Statements

CATELLUS DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net income	$23,411	$31,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,568	13,438
Deferred income taxes	(2,972)	10,595
Deferred gain recognized	(544)	(13,265)
Amortization of deferred loan fees and other costs	1,119	1,945
Equity in earnings of joint ventures	(6,377)	(10,968)
Operating distributions from joint ventures	7,338	29,878
Gain on sales of investment property	(4,398)	(7,536)
Cost of development property and non-strategic assets sold	2,538	25,840
Capital expenditures for development property	(14,541)	(17,324)
Other, net	(2,190)	5,351
Change in deferred credits and other liabilities	6,520	3,707
Change in other operating assets and liabilities	4,679	(7,386)

Net cash provided by operating activities	31,151	65,759

Cash flows from investing activities:
Net proceeds from sale of investment property	24,202	9,084
Capital expenditures for investment property	(112,126)	(86,104)
Payment of reimbursable construction costs	(6,845)	(12,428)
Distributions from joint ventures	8,601	—
Contributions to joint ventures	(4,523)	(5,005)
Net increase in restricted cash	(5,208)	(1,830)

Net cash used in investing activities	(95,899)	(96,283)

Cash flows from financing activities:
Borrowings	14,221	114,449
Repayment of borrowings	(20,326)	(92,418)
Distributions to minority partners	(4,540)	(4,540)
Proceeds from issuance of common stock	1,965	5,187

Net cash (used in) provided by financing activities	(8,680)	22,678

Net decrease in cash and cash equivalents	(73,428)	(7,846)
Cash and cash equivalents at beginning of period	274,927	222,695

Cash and cash equivalents at end of period	$201,499	$214,849

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$15,921	$11,526
Income taxes	$11,014	$6,071
Non-cash financing activities:
Debt forgiveness-property reconveyance	$324	$—

See notes to Condensed Consolidated Financial Statements

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Catellus Development Corporation, together with its consolidated subsidiaries (“Catellus” or the “Company”), is a diversified real estate operating company, with a large portfolio of rental properties and developable land, that manages and develops real estate for its own account and those of others. Interests of third parties in entities controlled and consolidated by the Company are separately reflected as minority interests in the accompanying financial statements. The Company’s rental portfolio and developable land, consisting of industrial, residential, retail, office, and other projects are located mainly in major markets in California, Illinois, Texas, Colorado, and Oregon.

On March 3, 2003, the Company announced that its Board of Directors has authorized it to restructure its business operations in order to qualify as a real estate investment trust (“REIT”), effective January 1, 2004. The REIT conversion is subject to shareholder approval as well as final Board approval. The Company anticipates that its shareholders meeting will be in the third quarter of 2003 (see Note 11).

NOTE 2. INTERIM FINANCIAL DATA

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial information includes all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. Certain prior period financial data have been reclassified to conform to the current period presentation.

At March 31, 2003, the Company has five stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards Board (“FASB”) No. 123, “Accounting forStock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended March 31,
	2003	2002
	(In thousands, except income per share data)
Net income, as reported	$23,411	$31,484
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,414)	(1,329)

Pro forma net income	$21,997	$30,155

Earnings per share:
Basic—as reported	$0.27	$0.36

Basic—pro forma	$0.25	$0.35

Diluted—as reported	$0.26	$0.35

Diluted—pro forma	$0.24	$0.34

Income tax (expense) benefit on income from continuing operations for the three months ended March 31, 2003 and 2002 consisted of the following:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Current	$(14,704)	$(7,614)
Deferred	2,972	(10,595)

Total	$(11,732)	$(18,209)

The Company’s sales of non-strategic assets are summarized as follows:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Sales	$6,203	$130
Cost of sales	(324)	(368)

Gain (loss)	$5,879	$(238)

NOTE 3. RESTRICTED CASH AND INVESTMENTS

Of the total restricted cash and investments of $41.8 million at March 31, 2003, and $36.6 million at December 31, 2002, $8.4 million and $5.1 million, respectively, represent proceeds from property sales held in separate cash accounts at trust companies in order to preserve the Company’s option to reinvest the proceeds on a tax-deferred basis. Approximately $23.4 million and $24.6 million at March 31, 2003 and December 31, 2002, respectively, represents funds held in pledge accounts at a bank until certain loan collateral pool requirements are met, and $4.0 million at March 31, 2003, represents a reserve fund held by a lender in anticipation of substitution of real property collateral. In addition, restricted investments of $6.0 million and $6.9 million at March 31, 2003 and December 31, 2002, respectively, represent certificates of deposits used to guarantee lease performance for certain properties that secure debt.

NOTE 4. INCOME PER SHARE

Income from continuing and discontinued operations per share of common stock is computed by dividing respective income by the weighted average number of shares of common stock and equivalents outstanding during the period (see table below for effect of dilutive securities, and Notes 2 and 10).

	Three Months Ended March 31,
	2003			2002
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share data)
Income from continuing operations	$20,587	87,255	$0.24	$27,061	86,652	$0.31

Effect of dilutive securities: stock options	—	2,689		—	2,463

Income from continuing operations assuming dilution	$20,587	89,944	$0.23	$27,061	89,115	$0.30

Gain from discontinued operations	$2,824	87,255	$0.03	$4,423	86,652	$0.05

Effect of dilutive securities: stock options	—	2,689		—	2,463

Gain from discontinued operations assuming dilution	$2,824	89,944	$0.03	$4,423	89,115	$0.05

Net income	$23,411	87,255	$0.27	$31,484	86,652	$0.36

Effect of dilutive securities: stock options	—	2,689		—	2,463

Net income assuming dilution	$23,411	89,944	$0.26	$31,484	89,115	$0.35

NOTE 5. MORTGAGE AND OTHER DEBT

Mortgage and other debt at March 31, 2003 and December 31, 2002, are summarized as follows:

	March 31, 2003	December 31, 2002
	(In thousands)
Fixed rate mortgage loans	$1,070,897	$1,080,655
Floating rate mortgage loans	206,278	207,212
Construction loans	86,534	78,244
Land acquisition and development loans	22,241	22,241
Assessment district bonds	103,799	103,935
Other loans	8,572	8,668

Mortgage and other debt	1,498,321	1,500,955

Liabilities of assets held for sale:

Fixed rate mortgage loans	—	2,849

Floating rate mortgage loans	—	298

Total mortgage and other debt	$1,498,321	$1,504,102

Due within one year	$154,855	$154,152

Interest costs relating to mortgage and other debt for the three-months ended March 31, 2003 and 2002, are summarized as follows:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Total interest incurred	$21,939	$20,149

Interest capitalized	(5,118)	(7,347)

Interest expensed	16,821	12,802

Less discontinued operations	(14)	(231)

Interest expense for continuing operations	$16,807	$12,571

NOTE 6. PROPERTIES

Book value by property type at March 31, 2003 and December 31, 2002, consisted of the following:

	March 31, 2003	December 31, 2002
	(In thousands)
Rental properties:
Industrial buildings	$1,141,371	$1,134,890
Office buildings	378,055	372,795
Retail buildings	103,104	100,882
Ground leases and other	177,155	176,430
Investment in operating joint ventures	(17,495)	(10,920)

	1,782,190	1,774,077

Developable land:
Commercial	187,431	171,924
Residential	50,943	52,850
Urban	272,063	279,495
Investment in development joint ventures	63,834	58,071

	574,271	562,340

Work-in-process:
Commercial	55,402	49,938
Urban	19,679	16,915

	75,081	66,853

Furniture and equipment	38,015	38,096
Other	6,825	6,715

Gross book value	2,476,382	2,448,081
Accumulated depreciation	(413,127)	(399,923)

Net book value	$2,063,255	$2,048,158

NOTE 7. SEGMENT REPORTING

The Company’s reportable segments are based on the Company’s method of internal reporting, which disaggregates its business by type and before the adjustments for discontinued operations. The Company has five reportable segments: Asset Management; Suburban, which includes two reportable segments, Commercial and Residential; Urban; and Corporate. The Asset Management segment leases and manages the Company-owned commercial buildings and ground leases. The Suburban Commercial segment develops real estate for the Company’s own account or for third parties and acquires and sells developable land and commercial buildings. The Suburban Residential segment acquires and develops suburban residential communities and sells finished lots to homebuilders via direct ownership or through joint ventures. The Urban segment develops major mixed-use sites — including development for residential, office, and retail purposes — for the Company’s own account and for joint ventures. The Corporate segment consists of administrative services.

Inter-segment gains and losses are not recognized. Debt and interest-bearing assets are allocated to segments based upon the grouping of the underlying assets. All other assets and liabilities are specifically identified and allocated to the segments.

Financial data by reportable segment is as follows:

	Asset Management	Suburban		Urban	Corporate	Subtotal	Discontinued Operations	Total
		Commercial	Residential
	(In thousands)
Three Months Ended March 31, 2003

Rental properties:
Rental revenue	$74,728	$—	$—	$—	$—	$74,728	$(591)	$74,137
Property operating costs	(19,589)	—	—	—	—	(19,589)	143	(19,446)
Income from operating joint ventures, net	2,523	—	—	—	—	2,523	—	2,523

	57,662	—	—	—	—	57,662	(448)	57,214

Property sales and fee services:
Sales revenue	24,949	3,998	3,465	—	—	32,412	(24,402)	8,010
Cost of sales	(20,194)	(2,331)	(451)	—	—	(22,976)	20,004	(2,972)

Gain on property sales	4,755	1,667	3,014	—	—	9,436	(4,398)	5,038
Income from development joint ventures, net	—	—	3,854	—	—	3,854	—	3,854

Total gain on property sales	4,755	1,667	6,868	—	—	13,290	(4,398)	8,892
Management and development fees	5	824	94	1,161	—	2,084	—	2,084
Selling, G & A expenses	(280)	(2,627)	(782)	(1,803)	—	(5,492)	—	(5,492)
Other, net	1,481	173	887	289	—	2,830	(5)	2,825

	5,961	37	7,067	(353)	—	12,712	(4,403)	8,309

Interest expense	(21,254)	—	—	—	4,433	(16,821)	14	(16,807)
Depreciation and amortization	(15,831)	—	(30)	(266)	(572)	(16,699)	131	(16,568)
Corporate administrative costs	—	—	—	—	(4,399)	(4,399)	—	(4,399)
Gain on non-strategic asset sales	5,879	—	—	—	—	5,879	—	5,879
Other, net	—	—	—	—	249	249	—	249
REIT transition costs	—	—	—	—	(1,558)	(1,558)	—	(1,558)
Minority interests	—	—	—	—	—	—	—	—
Income taxes	(11,919)	(14)	(2,588)	228	679	(13,614)	1,882	(11,732)

Income (loss) from continuing operations	20,498	23	4,449	(391)	(1,168)	23,411	(2,824)	20,587

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	2,639	2,639
Income from discontinued operations	—	—	—	—	—	—	185	185

Gain from discontinued operations	—	—	—	—	—	—	2,824	2,824

Net income (loss)	$20,498	$23	$4,449	$(391)	$(1,168)	$23,411	$—	$23,411

	Asset Management	Suburban		Urban	Corporate	Subtotal	Discontinued Operations	Total
		Commercial	Residential
	(In thousands)
Three Months Ended March 31, 2002

Rental properties:
Rental revenue	$63,280	$—	$—	$—	$—	$63,280	$(313)	$62,967
Property operating costs	(15,808)	—	—	—	—	(15,808)	107	(15,701)
Income from operating joint ventures, net	3,521	—	—	—	—	3,521	—	3,521

	50,993	—	—	—	—	50,993	(206)	50,787

Property sales and fee services:
Sales revenue	9,764	26,238	28,003	—	—	64,005	(9,311)	54,694
Cost of sales	(2,037)	(23,735)	(14,738)	—	(350)	(40,860)	1,775	(39,085)

Gain on property sales	7,727	2,503	13,265	—	(350)	23,145	(7,536)	15,609
Income from development joint ventures, net	—	—	7,960	—	(513)	7,447	—	7,447

Total gain on property sales	7,727	2,503	21,225	—	(863)	30,592	(7,536)	23,056
Management and development fees	25	549	286	272	—	1,132	—	1,132
Selling, G & A expenses	(136)	(1,949)	(4,168)	(1,597)	—	(7,850)	—	(7,850)
Other, net	7,985	473	1,425	71	—	9,954	—	9,954

	15,601	1,576	18,768	(1,254)	(863)	33,828	(7,536)	26,292

Interest expense	(18,748)	—	—	(5)	5,951	(12,802)	231	(12,571)
Depreciation and amortization	(12,603)	(154)	(37)	(243)	(514)	(13,551)	113	(13,438)
Corporate administrative costs	—	—	—	—	(4,102)	(4,102)	—	(4,102)
Loss on non-strategic asset sales	(238)	—	—	—	—	(238)	—	(238)
Other, net	—	—	—	—	67	67	—	67
Minority interests	(1,527)	—	—	—	—	(1,527)	—	(1,527)
Income taxes	(13,464)	(573)	(7,534)	604	(217)	(21,184)	2,975	(18,209)

Income (loss) from continuing operations	20,014	849	11,197	(898)	322	31,484	(4,423)	27,061

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	4,505	4,505
Loss from discontinued operations	—	—	—	—	—	—	(82)	(82)

Gain from discontinued operations	—	—	—	—	—	—	4,423	4,423

Net income (loss)	$20,014	$849	$11,197	$(898)	$322	$31,484	$—	$31,484

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company has surety bonds and standby letters of credit related to various development projects, lease payment guarantees, various debt and debt service guarantees, and capital contribution commitments related to certain unconsolidated real estate joint ventures. These surety bond, standby letters of credit, guarantees and capital contribution commitments as of March 31, 2003, are summarized in the following categories (in thousands):

Off-balance sheet liabilities:
Surety bonds	$198,933
Standby letters of credit	51,681
Debt service guarantees	46,204
Contribution requirements	17,049
Lease payment guarantee	1,456

Sub-total	315,323
Liabilities included in balance sheet:
Standby letters of credit	53,475

Total	$368,798

Surety bonds are to guarantee the construction of infrastructure and public improvements. Surety bonds are commonly required by public agencies from developers in real estate development, are renewable, and expire upon completion of the required improvements. The typical development period of the Company’s development projects is approximately one to three years. An example of the type of event that would require the Company to perform under these surety bonds would be the failure of the Company to construct or complete the required improvements. At March 31, 2003, the Company has not been required to fund any of the surety bonds.

Standby letters of credit consist of two types: performance and financial. Performance standby letters of credit are similar in nature and term as the surety bonds described above. Financial standby letters of credit are a form of credit enhancement commonly required in real estate development when bonds are issued to finance public improvements; these financial standby letters of credit are scheduled to expire between December 2005 and May 2007. As of March 31, 2003, the Company has a total of $105.2 million in standby letters of credit; $51.7 million of the total is off-balance sheet ($40.0 million in financial letters of credit and $11.7 million in performance letters of credit), while the remaining $53.5 million are related to obligations that are reflected in the Company’s Condensed Consolidated Balance Sheet ($47.5 million in “Mortgage and other debt” and $6 million in “Restricted cash and investments”). An example of the type of event that would require the Company to perform under the performance standby letters of credit would be the failure of the Company to construct or complete the required improvements. An example of the type of event that would require the Company to perform under the financial standby letters of credit would be a debt service shortfall in the municipal district that issued the municipal bonds. At March 31, 2003, the Company has not been required to satisfy any of these standby letters of credit.

The Company has made debt service guarantees for certain of its unconsolidated joint ventures. At March 31, 2003, based on the joint ventures’ outstanding balance, these debt guarantees totaled $46.2 million. These debt service guarantees are scheduled to expire between January 2004 and September 2005. These debt service guarantees are typical business arrangements commonly required of developers in real estate development. An example of the types of event that would require the Company to provide a cash payment pursuant to a guarantee include a loan default, which would result from failure of the primary borrower to service its debt when due, or non-compliance of the primary borrower with financial covenants or inadequacy of asset collateral. At March 31, 2003, the Company has not been required to satisfy any amounts under these debt service guarantees.

The Company is required to make additional capital contributions to five of its unconsolidated joint ventures should additional capital contributions be necessary to fund development costs or operating shortfall. At March 31, 2003, the Company has contributed $23.7 million of the $25 million to be funded for development costs for one of its joint ventures and does not expect to fund any additional capital contributions beyond this amount. The Company is also required to make additional capital contributions to another three of its unconsolidated joint ventures should additional capital contributions be necessary to fund excess costs. Based upon the joint venture agreements, the Company is required to fund up to an aggregate maximum contribution of $72 million, of which $56.3 million has been contributed. As of March 31, 2003, the Company does not expect to fund any additional capital contributions beyond the maximum capital requirements. The Company agreed with another unconsolidated joint venture to make additional contributions should there be insufficient funds to meet its current or projected financial requirements. As of March 31, 2003, the Company cumulatively contributed $48 million to this unconsolidated joint venture, including $30.7 million of initial contribution. As of March 31, 2003, the Company is not required to make any additional contributions.

The Company has guaranteed $1.5 million of lease payments through September 2003 of a third party in connection with a development project. As of March 31, 2003, the Company has not been required to satisfy any amounts under this guarantee.

In addition to the contingent liabilities summarized in the table above, the Company also has the following contingencies:

The Company has recorded in its consolidated balance sheet $0.9 million estimated residual home warranty related liability from home-building activities prior to the selling of its home-building assets in 2000. The estimate is based on past claims and experience. These home warranty related reserves are charged to cost of sales when established.

As of March 31, 2003, $163.3 million of Community Facility District bonds were sold to finance public infrastructure improvements at several Company projects. The Company provided a letter of credit totaling $40 million in support of one of these bonds. The $40 million is included in the standby letters of credit and surety bonds amounts disclosed above. The Company, along with other landowners, is required to satisfy any shortfall in annual debt service obligation for these bonds if incremental tax revenues generated by the projects are insufficient.

The Company is a party to a number of legal actions arising in the ordinary course of business. The Company cannot predict with certainty the final outcome of these proceedings. Considering current insurance coverages and the substantial legal defenses available, however, management believes that none of these actions, when finally resolved, will have a material adverse effect on the consolidated financial conditions, results of operations, or cash flows of the Company. Where appropriate, the Company has established reserves for potential liabilities related to legal actions or threatened legal actions. These reserves are necessarily based on estimates and probabilities of the occurrence of events and therefore are subject to revision from time to time.

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

Inherent in the operations of the real estate business is the possibility that environmental liability may arise from the current or past ownership, or current or past operation, of real properties. The Company may be required in the future to take action to correct or reduce the environmental effects of prior disposal or release of hazardous substances by third parties, the Company, or its corporate predecessors. Future environmental costs are difficult to estimate because of such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the Company’s potential liability in proportion to that of other potentially responsible parties, and the extent to which such costs are recoverable from insurance. Also, the Company does not generally have access to properties sold by it in the past.

At March 31, 2003, management estimates that future costs for remediation of environmental contamination on operating properties and properties previously sold approximate $9.0 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next several years. Management also estimates approximately $12.4 million of similar costs relating to the Company’s properties to be developed or sold. The Company may incur additional costs related to management of excess contaminated soil from our projects; however, the necessity of this activity depends on the type of future development activities, and, therefore, the related costs are not currently determinable. These costs will be capitalized as components of development costs when incurred, which is anticipated to be over a period of approximately twenty years, or will be deferred and charged to cost of sales when the properties are sold. Environmental costs capitalized during the three months ended March 31, 2003, totaled $0.4 million. The Company’s estimates were developed based on reviews that took place over several years based upon then-prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs.

NOTE 9. RELATED PARTY TRANSACTIONS

The Company provides development and management services and loan guarantees to various unconsolidated joint venture investments. Fees earned were $1.4 million and $0.3 million for the three months ended March 31, 2003 and 2002, respectively. Deferred fees of $1.8 million at March 31, 2003, will be earned as completed projects are sold or the venture is sold or liquidated.

In 2001, the Company entered into a 99-year ground lease with one of its unconsolidated joint venture investments. Rent payments of $0.9 million were received and recognized as rental income during each of the three months ended March 31, 2003 and 2002. Rent payments of $1.3 million of previously received rent was deferred at March 31, 2003, and will be recognized, together with annual rents, over the life of the lease.

The Company has a $4.8 million collateralized 9.0% note receivable from an unconsolidated joint venture for project costs plus accrued interest. The note is collateralized by property owned by the venture and matures in October 2028. The Company entered into various lease agreements with this unconsolidated joint venture. As lessee, rent expense was $34,000 in each of the three-month periods ended March 31, 2003 and 2002; this lease will expire in November 2011. As lessor, the Company entered into a ground lease, which will expire in August 2054. The Company earned rental income of $0.1 million in each of the three-month periods ended March 31, 2003 and 2002, and recorded a $1.9 million receivable associated with this lease.

NOTE 10. DISCONTINUED OPERATIONS

In general, sales of rental property are classified as discontinued operations. Therefore, income or loss attributed to the operations and sale of rental properties sold or held for sale is presented in the statement of operations as discontinued operations, net of applicable income tax. Prior period statements of operations have been reclassified to reflect as discontinued operations the income or loss related to rental properties that were sold or held for sale and presented as discontinued operations during the period up to March 31, 2003. Additionally, all periods presented will likely require further reclassification in future periods as additional, similar sales of rental properties occur.

In the three-month periods ended March 31, 2003 and 2002, the Company sold rental properties with proceeds of $24.4 million and $9.3 million, respectively, and gains from the disposal of discontinued operations of $2.6 million and $4.5 million, net of income taxes of $1.8 million and $3.0 million. Rents from these properties and properties under contract to be sold were $0.6 million and $0.3 million for the three-month periods ended March 31, 2003 and 2002. Income (loss) from discontinued operations from these properties was $0.2 million net of income tax expense of $0.1 million and ($82,000) net of income tax benefit of $56,000, for the three months ended March 31, 2003 and 2002, respectively.

Asset and liability balances of rental properties under contract to be sold at December 31, 2002 (none at March 31, 2003), consist of the following:

December 31, 2002
(In thousands)
Assets
Properties	$3,216
Accumulated depreciation	(744)

Net	2,472
Other assets	288

Total assets	2,760

Liabilities
Mortgage and other debt	3,147
Payables	62
Other liabilities	24

Total liabilities	3,233

Net liabilities	$473

NOTE 11. REAL ESTATE INVESTMENT TRUST (“REIT”) CONVERSION

On March 3, 2003, the Company announced that its Board of Directors has authorized it to restructure its business operations in order to qualify as a real estate investment trust (“REIT”), effective January 1, 2004. The REIT conversion is subject to a shareholder approval process, which is expected to conclude in the third quarter of 2003, as well as final Board approval. This announcement has no material effect on the financial statements, except for $1.6 million of transition costs, which relates to the REIT conversion and was incurred and expensed during the three-months ended March 31, 2003; however, it will likely have an impact on future operating results in the following areas, if approved by the shareholder vote:

•	a one-time distribution of pre-REIT earnings and profits, projected to be approximately $100 million in cash and $200 million in common stock, will be declared in the fourth quarter and be paid in the first quarter of 2004; certain aspects of this distribution are subject to ruling by the Internal Revenue Service

•	commencing with the third quarter of 2003, a quarterly dividend of approximately $0.30 per existing share of common stock will be paid

•	conversion and related restructure costs are currently estimated to be $15 million

•	one-time costs associated with the proposed stock option exchange offer estimated at $35 million to be realized over three years

•	certain deferred tax liabilities associated with assets in the REIT would be reversed through income and result in a one-time increase in income currently estimated in the $200 to $250 million range

The Company has filed a preliminary proxy statement/prospectus with the Securities and Exchange Commission that provides important information, including detailed risk factors, regarding the proposed transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company:

Catellus Development Corporation is a publicly traded real estate operating company with a significant portfolio of rental properties and developable land. Catellus specializes in developing, managing, and investing in a broad range of product types including industrial, office, residential, retail, and major urban development projects. It owns a portfolio of rental properties totaling 36.7 million square feet and one of the largest supplies of developable land in the western United States capable of supporting more than 42.8 million square feet of new commercial development and an estimated 9,000 residential lots and units.

Recent Developments

On March 3, 2003, we announced that our Board of Directors (“Board”) has authorized us to restructure our business operations to qualify as a real estate investment trust, effective January 1, 2004, subject to stockholder and Board approvals. We have spent the past several years successfully transforming what was one of the country’s largest land portfolios into predominantly industrial rental property and capital that has been reinvested back into our business. We are now embarking upon a transition period to restructure our operations and change our business strategy to focus increasingly on industrial development and reducing focus on other product types.

In anticipation of the REIT conversion, we will take steps during 2003 to better position its businesses for operation as a REIT. This will include looking for ways to operate more efficiently, consistent with a focus of new development on industrial product. We plan to continue our Urban mixed–use projects that are underway, but do not plan to seek new ones. Since the Urban Group (see Urban Group below) will no longer be pursuing new activities, and given the considerable progress made on existing projects, it is also anticipated that the scope of activities will be reduced, resulting in a reduction in work force over 2003 and 2004. It is anticipated that Doug Gardner, President, and Mark Schuh, Executive Vice President, both of the Urban Group, will continue to lead their group during the transition for the balance of 2003, after which they will leave Catellus. The Urban Group currently reports to the chief executive officer of Catellus, and this reporting relationship will continue. The Urban Group projects will be operated in a taxable REIT subsidiary (“TRS”), and we expect to recycle surplus capital from the Urban Group projects through continuing development with greater emphasis on third party parcel sales, land leases, and joint ventures. During 2003, the Suburban Residential Group (see Suburban Residential Group below) projects will be positioned for sale and any remaining assets will be operated in a TRS upon REIT conversion.

We plan to present the REIT conversion to our shareholders for approval at our annual meeting, which is expected to be held in the third quarter of 2003. If the REIT conversion is consummated, Catellus will operate as an umbrella partnership real estate investment trust, with wholly-owned taxable REIT subsidiaries. As part of the REIT conversion, we will provide to shareholders a one-time distribution of pre-REIT earnings and profits, in compliance with the requirements to elect REIT status. Furthermore, subject to final Board approval, we anticipate that we will begin paying a quarterly dividend commencing with a payment of $0.30 per common share for the third quarter of 2003. Catellus SubCo, Inc., a wholly owned subsidiary, filed a Form S-4 registration statement, which contains a preliminary proxy statement/prospectus, with the Securities and Exchange Commission on May 2, 2003. The preliminary proxy statement/prospectus provides important information, including detailed risk factors, regarding the proposed REIT conversion. A copy of the preliminary proxy statement/prospectus and other relevant documents are available free of charge at the SEC’s website (www.sec.gov) or can be obtained free of charge by directing a request to us at 201 Mission Street, Second Floor, San Francisco, California 94105, Attn.: Director of Investor Relations, or by telephone at (415) 974-4649, or by email at InvestorRelations@catellus.com or through our website (www.Catellus.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. There is no assurance that the proposed REIT conversion will be consummated or that the terms of the REIT conversion or the timing or effects thereof will not differ materially from those described in the preliminary proxy statement/prospectus and other relevant documents.

Following is a brief summary of the first quarter activity:

•	At March 31, 2003, the rental portfolio totaled 36.7 million square feet. This represents a slight decrease from December 31, 2002, due to the disposition of three buildings totaling 747,000 square feet, offset by the completion of two development properties totaling 494,000 square feet.

•	Three rental properties were sold during the quarter. A 607,000 square foot industrial building was sold to a tenant who exercised a purchase option, and, consistent with the company’s continuing effort to upgrade its rental portfolio and target for disposition less occupied or older buildings, a 125,000 square foot industrial building that was 48 percent leased and a 15,000 square foot industrial building that was more than 60 years old were sold.

•	Development properties completed and added to the portfolio during the quarter included a 346,000 square foot industrial building in Romeoville, Illinois, and a 148,000 square foot industrial building in Denver, Colorado. The two buildings are 85 percent leased and represent a total investment of $18.8 million with a projected return on cost, when fully leased, of 9.8 percent.

•	At March 31, 2003, the rental portfolio occupancy was 93.9 percent, as compared to 94.5 percent at December 31, 2002.

•	For the first quarter of 2003, rental revenue less operating costs from the rental portfolio, including equity in earnings of operating joint ventures, increased 12.6 percent to $57.2 million, from $50.8 million for the same period in 2002.

•	During the first quarter of 2003, Catellus completed lease transactions on 1.2 million square feet of second-generation space. This includes approximately 627,000 square feet of space that had been vacant for more than 12 months and 614,000 square feet of space that was renewed with an existing tenant or re-leased to a new tenant within 12 months of prior occupancy.

•	Construction starts during the first quarter of 2003 totaled 1.2 million square feet in four buildings, all of which will be added to the rental portfolio upon completion: a 223,000 square foot industrial building in Shawnee, Kansas, leased to Ford Motor Company, and three distribution/warehouse buildings totaling 977,000 square feet in Atlanta, Georgia, leased to APL Logistics.

•	At March 31, 2003, total construction in progress was 4.7 million square feet, of which 2.6 million square feet will be added to the rental portfolio upon completion; 1.0 million square feet will be owned in joint ventures; 845,000 square feet will be sold upon completion; and 185,000 square feet is being developed for a fee on land sold to others.

•	For the 2.6 million square feet under construction that will be added to the rental portfolio, the projected total cost of development is $95.2 million. These buildings are 87.2 percent pre-leased and, when fully leased, are projected to yield a return on cost of approximately 10.3 percent.

•	During the quarter, a 145,000 square foot building was completed as a fee development for Champion Windows in Denver, Colorado.

•	During the quarter, Catellus acquired 216 net acres of land in Aurora, Colorado, a suburb of Denver, for $7.1 million. The property is capable of supporting approximately 4 million square feet of commercial space.

•	Residential lot and home sales during the quarter, in direct sales and through joint ventures, totaled 329. These sales included 21 lots at Victoria by the Bay in Hercules, California; 7 lots at Serrano in El Dorado Hills, a suburb of Sacramento, California; and 259 lots and 42 homes at Talega in San Clemente, California.

•	As recently announced, subsequent to the quarter end, Kellogg USA, Inc. signed a five-year lease for a 450,000 square foot build-to-suit distribution facility at Kaiser Commerce Center in Fontana, California.

•	Also subsequent to the quarter end, Ford Motor Company signed a 10-year lease for a 250,000 square foot build-to-suit distribution facility in Winchester, Virginia. Upon this building’s completion, which is projected for January 2004, Ford will lease from Catellus a total of 1.8 million square feet of distribution/warehouse space in six locations, all of which will have been developed since May of 2002.

General

Our reportable segments are based on our method of internal reporting, which disaggregates our business by type and before the adjustments for discontinued operations. We have five reportable segments: Asset Management; Suburban, which includes two reportable segments, Commercial and Residential; Urban; and Corporate.

Business Segment Descriptions:

Asset Management:

The Asset Management segment consists of the rental activities of our assets, our share of income from operating joint ventures, and activity related to our desert portfolio. Growth in this segment is attributed primarily to the transfer of property developed by the Suburban Commercial and Urban segments that we intend to hold and operate. Revenue consists of rental property operations and gains from the sale of rental properties (see Note 10 of the accompanying Condensed Consolidated Financial Statements for a discussion of discontinued operations).

Rental Building Occupancy:	March 31,
	2003	2002	Difference
	(In thousands of square feet, except percentages)
Owned(1)	36,716	31,257	5,459
Occupied(1)	34,491	29,715	4,776
Occupancy percentage	93.9%	95.1%	(1.2%)

(1)	New buildings are added to our rental portfolio at the earlier of twelve months after completion of the building shell or commencement of rent on 50% of the space. Space is considered “occupied” upon commencement of rent.

The table below provides the rental portfolio rental revenue less property operating costs for the three months ended March 31, 2003, and square feet by state (in thousands):

Rental Revenue less Property Operating Costs by State

	Industrial		Office		Retail		Total
	Rental Revenue less Property Operating Expenses	% of Total	Rental Revenue less Property Operating Expenses	% of Total	Rental Revenue less Property Operating Expenses	% of Total	Rental Revenue less Property Operating Expenses	% of Total
	(In thousands, except percentages)
Southern California	$13,419	23.3%	$1,545	2.7%	$654	1.1%	$15,618	27.1%
Northern California	7,487	13.0%	5,517	9.6%	1,669	2.9%	14,673	25.5%
Illinois	5,394	9.4%	1,204	2.1%	—	—	6,598	11.5%
Texas	2,446	4.2%	1,633	2.8%	—	—	4,079	7.0%
Colorado	1,861	3.2%	931	1.6%	252	0.4%	3,044	5.2%
Arizona	962	1.7%	—	—	163	0.3%	1,125	2.0%
Maryland	780	1.4%	—	—	—	—	780	1.4%
Oregon	599	1.0%	110	0.2%	122	0.2%	831	1.4%
Ohio	537	0.9%	—	—	—	—	537	0.9%
Other	351	0.6%	—	—	—	—	351	0.6%

Subtotal	$33,836	58.7%	$10,940	19.0%	$2,860	4.9%	47,636	82.6%

Ground Leases and other							6,555	11.4%
Other Properties							948	1.6%
Equity in Earnings of Operating Joint Ventures							2,523	4.4%

Total							57,662	100%

Less: discontinued operations							(448)

Rental revenue less property operating costs from continuing operations							$57,214

Square Feet by State
	Industrial		Office		Retail		Total
	Square Feet	% of Total	Square Feet	% of Total	Square Feet	% of Total	Square Feet	% of Total
	(In thousands, except percentages)
Southern California	11,569	31.5%	574	1.5%	176	0.5%	12,319	33.5%
Illinois	6,268	17.1%	584	1.6%	—	—	6,852	18.7%
Northern California	5,773	15.7%	808	2.2%	481	1.3%	7,062	19.2%
Texas	3,264	8.9%	869	2.4%	—	—	4,133	11.3%
Colorado	2,181	5.9%	273	0.7%	100	0.3%	2,554	6.9%
Arizona	1,123	3.1%	—	—	74	0.2%	1,197	3.3%
Ohio	966	2.6%	—	—	—	—	966	2.6%
Maryland	471	1.3%	—	—	—	—	471	1.3%
Oregon	449	1.2%	57	0.2%	37	0.1%	543	1.5%
Other	619	1.7%	—	—	—	—	619	1.7%

Total	32,683	89.0%	3,165	8.6%	868	2.4%	36,716	100%

Suburban Commercial:

The Suburban Commercial segment acquires and develops suburban commercial business parks for our own account and the account of others. Net income consists primarily of sales gains from development properties sold and construction management, developer, and loan guarantee fees.

The table below provides the development potential of our Suburban Commercial land portfolio:

Project Name	City	March 31, 2003
		Square feet (In thousands)
Southern California
Kaiser Commerce Center	Fontana	3,214
Crossroads Business Park	Ontario	2,016	(1)
Rancho Pacific Distribution Centre	Rancho Cucamonga	318
Pacific Center	Anaheim	44

Subtotal Southern Calif.		5,592

Northern California
Pacific Commons	Fremont	3,634
Duck Creek	Stockton	2,000
Alameda FISC (controlled)	Alameda	1,300
Spreckels Business Park	Manteca	686
Regatta Business Park	Richmond	89

Subtotal Northern Calif.		7,709

Total California		13,301

Illinois
Minooka	Minooka	3,393	(2)
Internationale Centre	Woodridge	975
Prairie Glen Corporate Campus	Glenview	437	(3)
Joliet	Joliet	403
International Centre West	Romeoville	17

Subtotal Illinois		5,225

Texas
Hobby Business Park	Houston	1,700
Gateway Corporate Center	Coppell	1,120
Stellar Way Business Park	Grand Prairie	814
Gateway East Business Park	Garland	763
Plano	Plano	403
Ft. Worth	Ft. Worth	104

Subtotal Texas		4,904

Other
Eastgate	Aurora, CO	4,000
Stapleton Business Park	Denver, CO	840
South Shore Corp. Park	Gresham/Portland, OR	765
Circle Point Corporate Center	Westminster, CO	685
Cedar Grove Business Park	Louisville, KY	545
APL	Atlanta, GA	294

Subtotal Other		7,129

Total Outside California		17,258

Total Suburban Commercial Inventory		30,559

(1)	All entitled, except for 1,327,000 square feet included in Crossroads Business Park in which entitlement is in progress.
(2)	Excluded from this balance is approximately 2.8 million square feet under option.
(3)	Included in this balance is 335,000 square feet that is under option.

Suburban Residential:

The Suburban Residential segment acquires and develops land primarily for single-family residential property, via direct investment or through joint ventures, and sells finished lots to homebuilders. This segment also owns an interest in a joint venture that develops senior housing. As part of the REIT conversion, we anticipate the level of activities in the Suburban Residential segment will decrease.

The table below provides the development potential, by lots/homes, of our Suburban Residential land portfolio.

	Ownership Interest	Lots/Units at March 31, 2003
Colorado
Vista Range, Commerce City	100%	2,149

Northern California
Alameda—(controlled)	100%	485
Hercules	100%	1	(2)
Serrano, Sacramento	50%	1,183
Parkway, Sacramento (multi-family)	50%	538

		2,207

Southern California
Talega Seniors, San Clemente	50%	23
Talega, San Clemente	30%	967
West Bluffs, Playa del Rey(1)	100%	114

		1,104

Total		5,460

(1)	We have entitlements for this project; however, the entitlements are being challenged under the California Environmental Quality Act and the California Coastal Act (see Legal Proceedings section).
(2)	A commercial site

Urban:

The Urban segment entitles and develops urban mixed-use sites in San Francisco, Los Angeles, and San Diego. The principal active project of the segment is Mission Bay in San Francisco.

As discussed in Recent Developments section, as part of the REIT conversion, we plan to continue our Urban mixed-use projects that are currently underway, but do not plan to seek new ones. As such, it is anticipated that the scope of activities will be reduced over the next several years.

The table below provides the entitled development potential by square feet, of our Urban land portfolio:

	R&D, Biotech & Office	CBD Office	Retail/ Entertainment	Residential	Hotel
	(Net Rentable Sq. Ft.)			(Units)	(Rooms)
Mission Bay (SF, CA)	4,537,000	—	548,000	3,263	500
Union Station (LA, CA)	—	5,175,000	675,000	—	—
Santa Fe Depot (SD, CA)	—	1,052,000	270,000	285	—

Total	4,537,000	6,227,000	1,493,000	3,548	500

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, impairment of real estate assets, capitalization of costs, allowances for doubtful accounts, environmental and legal reserves, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of the Condensed Consolidated Financial Statements.

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

Revenue from sales of properties is recognized using the accrual method. If a sale does not qualify for the accrual method of recognition, deferral methods are used as appropriate including the percentage-of-completion method. In certain cases, we retain the right to repurchase property from the buyer at a specified price. These sales are not recognized until our right to repurchase expires. In other instances, when we receive an inadequate cash down payment and take a promissory note for the balance of the sale prices, sale is deferred until such time as sufficient cash is received to meet minimum down payment requirements. Also, in general, specific identification and relative sales value methods are used to determine the cost of sales. Management estimates of future costs to complete infrastructure are included in cost of sales. A change in circumstances that causes the estimate of future costs to increase or decrease significantly would affect the gain or loss recognized on future sales.

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

Real estate is stated at the lower of cost or estimated fair value using the methodology described as follows: (a) for operating properties and properties held for investment, a write-down to estimated fair value is recognized when a property’s estimated undiscounted future cash flow is less than its net book value; and (b) for properties held for sale, a write-down to estimated fair value is recorded when we determine that the net book value exceeds the estimated selling price less cost to sell. These evaluations are made on a property-by-property basis. When we determine that the net book value of an asset may not be recoverable based upon the estimated undiscounted cash flow, we measure any impairment write-down based on a projected discounted cash flow method using an estimated market discount rate. When performing an impairment review, we consider capitalized interest and other expenses as costs of development in costs projections and the value from comparable property sales. The evaluation of future cash flows, discount rates, and fair value of individual properties requires significant judgment and assumptions, including estimates of market value, lease terms, development absorption, development costs, lease up costs, and financings. Significant adverse changes in circumstances affecting these judgments and assumptions in future periods could cause a significant impairment adjustment to be recorded.

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

Income taxes

As part of the process of preparing our Condensed Consolidated Financial Statements, significant management judgment is required to estimate our income taxes. Our estimates are based on interpretation of tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by Federal and State tax authorities, and changes in tax laws. To the extent adjustments are required in any given period we would include the adjustments within the tax provision in the statement of operations and/or balance sheet. Any applicable interest charges would be recorded as an expense. These adjustments could materially impact our statement of operations and liquidity.

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

Below is a summary of Net income by segment for the Three Months Ended March 31, 2003:

	Asset Management	Suburban		Urban	Corporate	Subtotal	Discontinued Operations	Total
		Commercial	Residential
	(In thousands)
Rental properties:
Rental revenue	$74,728	$—	$—	$—	$—	$74,728	$(591)	$74,137
Property operating costs	(19,589)	—	—	—	—	(19,589)	143	(19,446)
Equity in earnings of operating joint ventures, net	2,523	—	—	—	—	2,523	—	2,523

	57,662	—	—	—	—	57,662	(448)	57,214

Property sales and fee services:
Gain (loss) on property sales	4,755	1,667	3,014	—	—	9,436	(4,398)	5,038
Equity in earnings of development joint ventures, net	—	—	3,854	—	—	3,854	—	3,854
Management and development fees	5	824	94	1,161	—	2,084	—	2,084
Selling, general and administrative expenses	(280)	(2,627)	(782)	(1,803)	—	(5,492)	—	(5,492)
Other, net	1,481	173	887	289	—	2,830	(5)	2,825

	5,961	37	7,067	(353)	—	12,712	(4,403)	8,309

Interest expense	(21,254)	—	—	—	4,433	(16,821)	14	(16,807)
Depreciation and amortization	(15,831)	—	(30)	(266)	(572)	(16,699)	131	(16,568)
Corporate administrative costs	—	—	—	—	(4,399)	(4,399)	—	(4,399)
Gain on non-strategic asset sales	5,879	—	—	—	—	5,879	—	5,879
Other, net	—	—	—	—	249	249	—	249
REIT transition costs	—	—	—	—	(1,558)	(1,558)	—	(1,558)
Income (taxes) benefit	(11,919)	(14)	(2,588)	228	679	(13,614)	1,882	(11,732)

Income from continuing operations	20,498	23	4,449	(391)	(1,168)	23,411	(2,824)	20,587

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	2,639	2,639
Income from discontinued operations	—	—	—	—	—	—	185	185

Gain from discontinued operations	—	—	—	—	—	—	2,824	2,824

Net income (loss)	$20,498	$23	$4,449	$(391)	$(1,168)	$23,411	$—	$23,411

Below is a summary of Net income by segment for the Three Months Ended March 31, 2002:

	Asset Management	Suburban		Urban	Corporate	Subtotal	Discontinued Operations	Total
		Commercial	Residential
	(In thousands)
Rental properties:
Rental revenue	$63,280	$—	$—	$—	$—	$63,280	$(313)	$62,967
Property operating costs	(15,808)	—	—	—	—	(15,808)	107	(15,701)
Equity in earnings of operating joint ventures, net	3,521	—	—	—	—	3,521	—	3,521

	50,993	—	—	—	—	50,993	(206)	50,787

Property sales and fee services:
Gain (loss) on property sales	7,727	2,503	13,265	—	(350)	23,145	(7,536)	15,609
Equity in earnings of development joint ventures, net	—	—	7,960	—	(513)	7,447	—	7,447
Management and development fees	25	549	286	272	—	1,132	—	1,132
Selling, general and administrative expenses	(136)	(1,949)	(4,168)	(1,597)	—	(7,850)	—	(7,850)
Other, net	7,985	473	1,425	71	—	9,954	—	9,954

	15,601	1,576	18,768	(1,254)	(863)	33,828	(7,536)	26,292

Interest expense	(18,748)	—	—	(5)	5,951	(12,802)	231	(12,571)
Depreciation and amortization	(12,603)	(154)	(37)	(243)	(514)	(13,551)	113	(13,438)
Corporate administrative costs	—	—	—	—	(4,102)	(4,102)	—	(4,102)
Loss on non-strategic asset sales	(238)	—	—	—	—	(238)	—	(238)
Other, net	—	—	—	—	67	67	—	67
REIT transition costs	—	—	—	—	—	—	—	—
Minority interests	(1,527)	—	—	—	—	(1,527)	—	(1,527)
Income (taxes) benefit	(13,464)	(573)	(7,534)	604	(217)	(21,184)	2,975	(18,209)

Income from continuing operations	20,014	849	11,197	(898)	322	31,484	(4,423)	27,061

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	4,505	4,505
Loss from discontinued operations	—	—	—	—	—	—	(82)	(82)

Gain from discontinued operations	—	—	—	—	—	—	4,423	4,423

Net income (loss)	$20,014	$849	$11,197	$(898)	$322	$31,484	$—	$31,484

Variance Three Months Ended March 31, 2003 vs Three Months Ended March 31, 2002:

	Asset Management	Suburban		Urban	Corporate	Subtotal	Discontinued Operations	Total
		Commercial	Residential
	(In thousands)
Rental properties:
Rental revenue	$11,448	$—	$—	$—	$—	$11,448	$(278)	$11,170
Property operating costs	(3,781)	—	—	—	—	(3,781)	36	(3,745)
Equity in earnings of operating joint ventures, net	(998)	—	—	—	—	(998)	—	(998)

	6,669	—	—	—	—	6,669	(242)	6,427

Property sales and fee services:
Gain (loss) on property sales	(2,972)	(836)	(10,251)	—	350	(13,709)	3,138	(10,571)
Equity in earnings of development joint ventures, net	—	—	(4,106)	—	513	(3,593)	—	(3,593)
Management and development fees	(20)	275	(192)	889	—	952	—	952
Selling, general and administrative expenses	(144)	(678)	3,386	(206)	—	2,358	—	2,358
Other, net	(6,504)	(300)	(538)	218	—	(7,124)	(5)	(7,129)

	(9,640)	(1,539)	(11,701)	901	863	(21,116)	3,133	(17,983)

Interest expense	(2,506)	—	—	5	(1,518)	(4,019)	(217)	(4,236)
Depreciation and amortization	(3,228)	154	7	(23)	(58)	(3,148)	18	(3,130)
Corporate administrative costs	—	—	—	—	(297)	(297)	—	(297)
Gain on non-strategic asset sales	6,117	—	—	—	—	6,117	—	6,117
Other, net	—	—	—	—	182	182	—	182
REIT transition costs	—	—	—	—	(1,558)	(1,558)	—	(1,558)
Minority interests	1,527	—	—	—	—	1,527	—	1,527
Income (taxes) benefit	1,545	559	4,946	(376)	896	7,570	(1,093)	6,477

Income from continuing operations	484	(826)	(6,748)	507	(1,490)	(8,073)	1,599	(6,474)

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	(1,866)	(1,866)
Income from discontinued operations	—	—	—	—	—	—	267	267

Gain from discontinued operations	—	—	—	—	—	—	(1,599)	(1,599)

Net income (loss)	$484	$(826)	$(6,748)	$507	$(1,490)	$(8,073)	$—	$(8,073)

The following is a schedule of the largest ten tenants of our rental portfolio, based on GAAP rents:

Customer Name	State	Type of Product Leased	% of Total Base Rent as of March 31, 2003
The Gap	CA	Office	6.8%
APL Logistics, Inc	CA, IL, KY, TX	Industrial	5.3%
Ford Motor Company	CA, CO, TX	Industrial	2.2%
Kellogg’s USA, Inc.	CA, IL, CO	Industrial	2.0%
J.C. Penney Company	TX	Office	2.0%
Exel Corporation	CA	Industrial	1.8%
Home Depot USA, Inc.	CA	Industrial/Retail	1.6%
Office Depot, Inc.	CA	Industrial/Retail	1.5%
Gillette Company	CA, IL	Industrial	1.4%
MCI Telecommunications(1)	CA, WA, IL, MN, TX, OK, OR	Office/Easement	1.4%

(1)	The Company has ten leases with MCI WORLDCOM Communications, Inc. or its affiliates (“MCI”). Three of the leases are office leases and seven are easement leases. On July 21, 2002, a group of MCI Companies filed for Chapter 11 reorganization. Pursuant to an order of the United States Bankruptcy Court, the MCI Companies have until September 22, 2003, to assume or reject the leases, but they remain obligated under the Bankruptcy Code to continue to perform their obligations under each lease in a timely manner pending the assumption or rejection of that lease. The MCI Companies have rejected two of the office leases. The third office lease has been modified to reduce the leased space by 52% and to reduce rent by 16.6% per square foot. However, the modifications are subject to approval by the Bankruptcy Court. The MCI Companies have not yet assumed or rejected the seven easement leases.

Rental Revenue less Property Operating Costs

Rental revenue less property operating costs has increased primarily because of additions of buildings and new ground leases. From April 2002 to March 2003, we added a net 5.5 million square feet to our rental portfolio. Rental revenue less operating costs for the three months ended March 31, 2003 and 2002, are summarized as follows:

	Three Months Ended March 31,
	2003	2002	Difference 2003/2002
	(In thousands)
Rental revenue less property operating costs:
Same space(1)	$38,214	$39,579	$(1,365)
Properties added to portfolio	8,868	216	8,652
Properties sold from portfolio	449	365	84
Ground leases	7,608	7,312	296

Total(2)	$55,139	$47,472	$7,667
Less: discontinued operations	(448)	(206)	(242)

Rental revenue less property operating costs from continuing operations	$54,691	$47,266	$7,425

(1)	Same Space properties were owned and operated for the entire current year and the entire immediate preceding year.
(2)	Generally accepted accounting principles require rental revenue to be recognized in a straight-line basis over the initial term of the related lease. Revenue recognized may differ from cash collected from the related lease.

We do not expect substantial changes in rental income from our Same Space rental portfolio; rather, we expect growth in overall portfolio rental income will result primarily from new properties we will add to our rental portfolio over time.

The increase in rental revenue less operating costs of $7.7 million for the three months ended March 31, 2003, as compared to the same period in 2002, is primarily attributable to $8.9 million from the additions of buildings and new ground leases due primarily to sixteen buildings added in the last three quarters of 2002, and two buildings added in the first quarter of 2003, partially offset by a $1.4 million decrease from Same Space due primarily to higher insurance expense and lower occupancy rate.

Equity in Earnings of Operating Joint Ventures

Equity in earnings of operating joint ventures, net, decreased by $1 million for the three months ended March 31, 2003, over the same period of 2002, primarily because of lower occupancies in hotels owned by two joint ventures and higher interest expense due to a refinancing at a joint venture in 2003 (see Variability in Results section).

Gain on Property Sales:

Three Months Ended March 31, 2003

	Asset Management	Suburban		Urban	Corporate	Total
		Commercial	Residential
	(In thousands)
Building Sales
Sales Proceeds	$24,402	$—	$—	$—	$—	$24,402
Cost of Sales	(20,004)	—	—	—	—	(20,004)

Gain	4,398	—	—	—	—	4,398

Land/Lot Sales
Sales Proceeds	—	3,936	3,465	—	—	7,401
Cost of Sales	—	(2,323)	(201)	—	—	(2,524)

Gain	—	1,613	3,264	—	—	4,877

Ground Lease and Other Sales
Sales Proceeds	547	62	—	—	—	609
Cost of Sales	(190)	(8)	(250)	—	—	(448)

Gain (loss)	357	54	(250)	—	—	161

Total sales proceeds	24,949	3,998	3,465	—	—	32,412
Total cost of sales	(20,194)	(2,331)	(451)	—	—	(22,976)

Total gain on property sales	4,755	1,667	3,014	—	—	9,436
Less: discontinued operations	(4,398)	—	—	—	—	(4,398)

Total gain on property sales from continuing operations	$357	$1,667	$3,014	$—	$—	$5,038

Three Months Ended March 31, 2002

	Asset Management	Suburban		Urban	Corporate	Total
		Commercial	Residential
	(In thousands)
Building Sales
Sales Proceeds	$5,861	$—	$—	$—	$—	$5,861
Cost of Sales	(1,228)	—	—	—	—	(1,228)

Gain	4,633	—	—	—	—	4,633

Land/Lot Sales
Sales Proceeds	—	26,238	26,532	—	—	52,770
Cost of Sales	—	(23,735)	(14,738)	—	—	(38,473)

Gain	—	2,503	11,794	—	—	14,297

Ground Lease and Other sales
Sales Proceeds	3,903	—	1,471	—	—	5,374
Cost of Sales	(809)	—	—	—	(350)	(1,159)

Gain (loss)	3,094	—	1,471	—	(350)	4,215

Total sales proceeds	9,764	26,238	28,003	—	—	64,005
Total cost of sales	(2,037)	(23,735)	(14,738)	—	(350)	(40,860)

Total gain (loss) on property sales	7,727	2,503	13,265	—	(350)	23,145
Less: discontinued operations	(7,536)	—	—	—	—	(7,536)

Total gain (loss) on property sales from continuing operations	$191	$2,503	$13,265	$—	$(350)	$15,609

Variance Three Months Ended March 31, 2003 vs Three Months Ended March 31, 2002

	Asset Management	Suburban		Urban	Corporate	Total
		Commercial	Residential
	(In thousands)
Building Sales
Sales Proceeds	$18,541	$—	$—	$—	$—	$18,541
Cost of Sales	(18,776)	—	—	—	—	(18,776)

Loss	(235)	—	—	—	—	(235)

Land/Lot Sales
Sales Proceeds	—	(22,302)	(23,067)	—	—	(45,369)
Cost of Sales	—	21,412	14,537	—	—	35,949

Gain (loss)	—	(890)	(8,530)	—	—	(9,420)

Ground Lease and Other Sales
Sales Proceeds	(3,356)	62	(1,471)	—	—	(4,765)
Cost of Sales	619	(8)	(250)	—	350	711

Gain (loss)	(2,737)	54	(1,721)	—	350	(4,054)

Total sales proceeds	15,185	(22,240)	(24,538)	—	—	(31,593)
Total cost of sales	(18,157)	21,404	14,287	—	350	17,884

Total gain (loss) on property sales	(2,972)	(836)	(10,251)	—	350	(13,709)
Less: discontinued operations	3,138	—	—	—	—	3,138

Total gain (loss) on property sales from continuing operations	$166	$(836)	$(10,251)	$—	$350	$(10,571)

During the three months ended March 31, 2003, we sold three operating properties totaling 747,000 square feet of building space, closed on the sale of improved land capable of supporting 0.4 million square feet of commercial development, and sold 98.4 acres of ground leases. In addition, $0.4 million of deferred profits were recognized during the three months ended March 31, 2003. During the three months ended March 31, 2002, we sold three operating properties totaling 305,000 square feet of building space, closed on the sale of improved land capable of supporting 2.2 million square feet of commercial development, and sold 112.1 acres of ground leases. (see Variability in Results section).

For the three months ended March 31, 2003, we also closed on the sales of 21 residential lots, as compared to 138 residential lots during the same period in 2002. In addition, for the three months ended March 31, 2002, the gain also included $1.5 million of our portion of profit participation related to certain properties that were sold in the prior year (see Variability in Results section).

Equity in Earnings of Development Joint Ventures, Net

Our equity in earnings of development joint ventures, net is generated from our Suburban Residential investments. The tables below summarize our share of the activities of joint ventures for the three months ended March 31, 2003 and 2002. The decrease for the three months ended March 31, 2003, as compared to the same period in 2002, in our share of gain from sales is primarily because of lower sales volumes from Parkway, partially offset by higher sales margins from Serrano and Talega; and higher sales volume at Talega Village. During the three months ended March 31, 2003, $3.6 million of deferred revenue was recognized as compared to $1.7 million of deferred revenue recognized during the three months ended March 31, 2002 (see Variability in Results section).

	Three Months ended March 31, 2003				Three Months ended March 31, 2002
Projects	Lots/Homes Sold	Sales	Cost of Sales	Gain (loss)	Lots/Homes Sold	Sales	Cost of Sales	Gain
	(In thousands)
Talega Village	42	$23,051	$(21,605)	$1,446	11	$6,259	$(6,085)	$174
Serrano	7	8,848	(8,016)	832	149	9,081	(8,313)	768
Talega	259	34,525	(32,791)	1,734	442	24,974	(24,058)	916
Parkway	—	2,214	(2,372)	(158)	455	30,178	(24,589)	5,589

Total	308	$68,638	$(64,784)	$3,854	1,057	$70,492	$(63,045)	$7,447

Management and Development Fees

Management and development fees primarily consist of fees earned related to development and construction management services provided to third parties as well as our joint venture projects. The increase of $1 million for the three months ended March 31, 2003, was primarily because of increased development management activities related to a joint venture development at the Mission Bay project of $0.9 million; increased management fees related to two build-to-suit construction management contracts of $0.5 million; but partially offset by a decrease in development fees related to a construction management contract with a ground lease lessee of $0.5 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2.4 million for the three months ended March 31, 2003, primarily due to one-time employee-related expenses because of reduction of staff from Suburban Residential segment; and marketing expenses.

Other

“Other” consists primarily of interest income, lease termination, and other miscellaneous expenses. For the three months ended March 31, 2003, Other included interest income of $1.7 million, which is $0.8 million lower than that of the same period in 2002, because of lower short-term investments, lower interest rates, and lower note receivables; also included in the three months ended March 31, 2003, is $1.1 million in lease termination fees. For the three months ended March 31, 2002, Other included interest income of $2.5 million and $7.3 million in lease termination fees.

Interest

Following is a summary of interest:

	Three Months Ended March 31,
	2003	2002	Difference
	(In thousands)
Total interest incurred	$21,939	$20,149	$1,790
Interest capitalized	(5,118)	(7,347)	2,229

Interest expensed	16,821	12,802	4,019
Less discontinued operations	(14)	(231)	217

Interest expense for continuing operations	$16,807	$12,571	$4,236

Interest incurred increased $1.8 million for the three months ended March 31, 2003, primarily because of higher average debt balance as a result of additional debt placed on the newly completed operating rental properties. The decrease in capitalized interest was because of a decrease in development activities.

Depreciation and Amortization Expense

The increase in depreciation and amortization expense of $3.1 million in the three months ended March 31, 2003, is primarily attributable to the new buildings added to the portfolio. From April 2002 to March 2003, we added 5.5 million net square feet of building space to our portfolio. The added buildings resulted in incremental depreciation expense of $2.9 million for the three months ended March 31, 2003.

Corporate Administrative Costs

Corporate administrative costs consist primarily of general and administrative expenses. General and administrative expenses increased by $0.3 million in the three months ended March 31, 2003, primarily because of increases in employee related expenses.

Gain on Non-Strategic Asset Sales

Gain on sales of non-strategic assets increased $6.1 million in the three months ended March 31, 2003, primarily because of higher sales of remaining desert property in the three months ended March 31, 2003; however, because the non-strategic asset inventory is depleting, we expect future gains on non-strategic asset sales to decrease over time (see Variability in Results section).

Real Estate Investment Trust (“REIT”) transition costs

On March 3, 2003, we announced that our Board of Directors has authorized us to restructure our business operations in order to qualify as a REIT, effective January 1, 2004, and we expected to incur conversion and related restructure costs. As of March 31, 2003, we had incurred REIT transition costs of $1.6 million.

Minority Interests

In 1999, we formed a subsidiary Real Estate Investment Trust for financing purposes and sold 10% of this subsidiary’s stock to minority investors. This subsidiary is consolidated for financial reporting purposes. In January 2003, the subsidiary acquired the 10% interest of the minority investors and, accordingly, the Real Estate Investment Trust became a wholly-owned subsidiary and will not have any minority interest related to this subsidiary.

Income taxes

Currently, our projected annual current tax rate is 43.05% and deferred tax rate is (6.28)% as compared to the actual tax rates of 14.35% and 25.87%, respectively, in 2002. Current tax rates increased in the first quarter 2003, compared to the first quarter of 2002, primarily due to a reduction in the amount of tax-deferred exchange sale transactions, higher income from a subsidiary, and an increase in the amount of income recognized from completed contract projects in 2003. The overall tax rate has decreased due to the utilization of carryover charitable contributions of property that had fair market value in excess of book value.

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

Liquidity and Capital Resources

Off-balance sheet arrangements, contractual obligations, and commitments

We have the following off-balance sheet arrangements, contractual obligations, and commitments, which are disclosed in various sections of the Condensed Consolidated Financial Statements, Notes to Condensed Consolidated Financial Statements, and elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. They exist in the following areas:

•	Unconsolidated real estate joint ventures:

•	Capital contribution requirements

•	Debt and debt service guarantees

•	Surety bonds and standby letters of credit

•	Executed contracts for construction and development activity

Unconsolidated real estate joint ventures—capital contribution requirements

We have investments in thirteen unconsolidated real estate joint ventures. Four of the joint ventures are involved in the operation of rental real estate properties, and the remaining nine are involved in real estate development for investment or sale. We use the equity method of accounting for all of our investments in unconsolidated joint ventures.

We are required to make additional capital contributions to an unconsolidated joint venture should additional capital contributions be necessary to fund excess costs. The joint venture requires capital contributions if actual development costs exceed the approved project development budget. The development budget is approximately $252.5 million and will be funded as follows: $165 million from a construction loan, which was closed in September 2002, $62.5 million from our partners, and the remaining $25 million from us. As of March 31, 2003, we had contributed $23.7 million of the $25 million, and we do not expect to fund any additional capital contributions beyond the $25 million.

We are also required to make additional capital contributions to another three of our unconsolidated joint ventures should additional capital contributions be necessary to fund excess costs. Based upon the joint venture agreements, we are required to fund up to an aggregate maximum contribution of $72 million, of which we have cumulatively contributed $56.3 million, including $44.1 million as initial contribution as of March 31, 2003. As of March 31, 2003, we do not expect to fund any additional capital contributions beyond our maximum capital requirements.

We agreed with another unconsolidated joint venture to make additional contributions should there be insufficient funds to meet its current or projected financial requirements. As of March 31, 2003, we have cumulatively contributed $48 million to this unconsolidated joint venture, including $30.7 million of initial contribution. As of March 31, 2003, we are not required to make any additional contributions.

These contributed amounts are reflected as investment in development joint ventures in Note 6 of the Condensed Consolidated Financial Statements.

We have also agreed with another of our unconsolidated joint ventures to fund up to $5.7 million for certain construction costs, if necessary. As of March 31, 2003, no additional funding is required.

Unconsolidated real estate joint ventures—debt and debt service guarantees

We have made certain debt service guarantees for five of our unconsolidated joint ventures. At March 31, 2003, based on the joint ventures’ outstanding debt balance, these debt service guarantees totaled $46.2 million. Of the total guarantees, $8.5 million relates to two unconsolidated residential development joint ventures, $22.8 million relates to two unconsolidated commercial development joint ventures, and the remaining $14.9 million relates to an unconsolidated urban development joint venture. These debt service guarantees are typical business arrangements commonly required of developers in real estate development. Examples of events that would require us to provide a cash payment pursuant to a guarantee include a loan default, which would result from failure of the primary borrower to service the debt when due, or non-compliance of the primary borrower with financial covenants and inadequacy of asset collateral. Our guarantee exposure is generally limited to situations in which the value of the collateral is not sufficient to satisfy the outstanding indebtedness. At March 31, 2003, we have not been required to satisfy any amounts pursuant to these debt and debt service guarantees.

Surety bonds, standby letters of credit and commitments

As of March 31, 2003, we have $292.4 million in surety bonds, outstanding standby letters of credit in favor of local municipalities or financial institutions, and commitments to guarantee leases, the construction of real property improvements or financial obligations. Surety bonds are commonly required by public agencies from developers in real estate development. Surety bonds and commitments are to guarantee the construction of public improvements and infrastructure such as sewer, streets, traffic signals, grading, and wildlife preservations, in connection with our various development projects. The surety bonds and standby letters of credit are renewable and expire upon completion of the required improvements. Standby letters of credit are a form of credit enhancement commonly required in real estate development when bonds are issued to finance public improvements.

Executed contracts for construction and development activity

At March 31, 2003, we have open construction and development contracts with vendors totaling $218.1 million related to our various projects, as compared to $224.6 million at December 31, 2002.

The following table summarizes our outstanding contractual obligations as of March 31, 2003, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total		Due within 2003	Due in 2004-2006	Due in 2007-2008		Due Thereafter
	(In thousands)
Mortgage and Other Debt	$1,498,321		$140,977	$396,786	$381,923		$578,635
Operating Leases	6,394		1,900	4,254	30	(2)	210
Contracts	218,137	(1)	173,671	26,095	12,479		5,892

Total Contractual Obligations	$1,722,852		$316,548	$427,135	$394,432		$584,737

(1)	A portion of these obligations is expected to be reimbursed by third parties, including bond proceeds.
(2)	Operating leases are expected to continue.

The following table summarizes our outstanding commitments as of March 31, 2003, and the effect such commitments may have on liquidity and cash flow in future periods:

			Amount of Commitment Expiration Per Period
Commitments	Total Amounts Committed		Expire within 2003	Expire in 2004-2006	Expire in 2007-2008	Expire Thereafter
	(In thousands)

Surety Bonds, Standby Letters of Credits and Commitments	$292,370	(1)	$199,392	$91,989	$989	$—
Debt Guarantees of Unconsolidated JVs	46,204		—	46,204	—	—

Total Commitments	$338,574		$199,392	$138,193	$989	$—

(1)	Includes approximately $41.8 million of commitments that have no specific expiration dates, which we have assumed to expire within one year for purposes of this table. The amount committed decreased from December 31, 2002 due to our requirements, in the underlying agreement that required surety bonds, were completed and released during the three months ended March 31, 2003.

Note: The above tables do not include certain obligations made in the ordinary course of business (receivables, payables, etc.)

Cash flows from operating activities

Cash provided by operating activities reflected in the statement of cash flows for the three months ended March 31, 2003 and 2002, was $31.2 million and $65.8 million, respectively. The decrease of $34.6 million was primarily attributable to the following: (1) a decrease of $22.5 million in operating distributions from our joint ventures; (2) a decrease of $18.5 million in cash received from sales proceeds of operating properties; and (3) a decrease of $4.9 million from higher income tax paid during the three months ended March 31, 2003, partially offset by (4) an increase of $12.5 million in net payments received for our notes receivable and (5) an increase of $2.8 million due to lower capital expenditures incurred on our development property. The remaining decrease of $4 million was primarily due to the timing of receipts and payments from our ordinary course of business (accounts receivable, accounts payable, etc.).

Cash flows from investing activities

Net cash used in investing activities reflected in the statement of cash flows for the three months ended March 31, 2003 and 2002, was $95.9 million and $96.3 million, respectively. The decrease in use of $0.4 million was attributed to the following: (1) a decrease of $34.7 million in capital expenditures for investment properties; (2) a decrease of $15.1 million due to higher net proceeds from sale of investment properties; (3) a decrease of $8.6 million due to higher distributions received from our joint ventures; (4) a decrease of $5.6 million in reimbursable predevelopment and infrastructure costs primarily incurred at Mission Bay and Pacific Commons; and (5) a decrease of $0.5 million in capital contributions made to our unconsolidated joint ventures partially offset by (6) an increase of $60.7 million resulted from the acquisition of the 10% minority interest owned by other investors in a consolidated subsidiary in January 2003 and (7) an increase of $3.4 million in cash used for restricted cash and investments as of March 31, 2003.

Capital expenditures reflected in the statement of cash flows include the following:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Capital Expenditures from Operating Activities(1)

Capital expenditures for development properties	$9,125	$5,985
Predevelopment	550	1,345
Infrastructure and other	3,963	2,748
Residential property acquisitions	—	7,005
Capitalized interest and property tax	903	241

Total capital expenditures in operating activities	14,541	17,324

Capital Expenditures from Investing Activities(2)
Construction	25,187	48,894
Asset management building improvements	2,645	65
Predevelopment	587	340
Infrastructure and other	2,655	12,715
Commercial property acquisitions(3)	74,401	15,420
Other property acquisitions	232	132
Tenant improvements	2,600	349
Capitalized interest and property tax	3,819	8,189

Capital expenditures for investment properties	112,126	86,104
Contribution to joint ventures	4,523	5,005

Total capital expenditures in investing activities	116,649	91,109

Total capital expenditures(4)	$131,190	$108,433

(1)	This category primarily includes capital expenditures for properties we intend to build and sell.
(2)	This category primarily includes capital expenditures for properties we intend to hold for our own account.
(3)	In January 2003, we acquired the 10% minority interest owned by other investors in a subsidiary for cash of $60.7 million. The acquisition was accounted for based on the purchase method of accounting.
(4)	Total capital expenditures include capitalized general and administrative expenses of $2.9 million and $4.2 million for the three months ended March 31, 2003 and 2002, respectively.

Capital expenditures for development properties—This item relates to the development of commercial, urban, and residential for-sale development properties. The increase is primarily because of the increase in commercial development activities for properties that we intend to build and sell.

Construction and asset management building improvements—This item relates primarily to development of new properties held for lease. This development activity is summarized below (in square feet):

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Commercial Development
Wholly owned:
Under construction, beginning of period	3,022	6,143
Construction starts	1,200	252
Completed—retained in portfolio	(494)	(239)
Completed—design/build or sold	(145)	—

Subtotal under construction, end of period	3,583	6,156

Joint Venture Projects:
Under construction, beginning of period	305	—
Construction starts	—	—

Subtotal under construction, end of period	305	—

Total commercial development construction, end of period	3,888	6,156

Urban Development

Wholly owned:
Under construction, beginning of period	78	361
Construction starts	—	—

Subtotal under construction, end of period(1)	78	361

Joint Venture Projects:
Under construction, beginning of period	695	695
Construction starts	—	—

Subtotal under construction, end of period	695	695

Total urban development construction, end of period	773	1,056

Total under construction, end of period	4,661	7,212

(1)	Includes approximately 45,000 square feet of residential units, which we intend to sell; excludes approximately 280,000 square feet of commercial space on which construction was started but stopped during 2001.

Predevelopment—For the three months ended March 31, 2003, this item relates to amounts incurred for our commercial, urban, and residential development projects, primarily the Mission Bay project in San Francisco, California, the APL Logistics project in Atlanta, Georgia, the Santa Fe Depot project in San Diego, California, the Alameda project in Alameda, California, and the Rob Mueller Airport project in Austin, Texas. The decrease was primarily resulted from the decrease in development activity in our residential segment.

Infrastructure and other—For the three months ended March 31, 2003, this item primarily represents infrastructure costs incurred in connection with our commercial, urban, and residential projects. Infrastructure costs relate primarily to the projects at Hercules, California, Commerce City, Colorado, San Diego, California, and Mission Bay, San Francisco, California. The decrease was primarily attributable to the fact that most of the construction activities in our commercial segment commenced in March of 2003.

Operating property acquisitions—For the three months ended March 31, 2003, we did not invest in any operating property acquisitions. For the three months ended March 31, 2002, we invested approximately $7.0 million for the acquisition of land capable of supporting an estimated 2,149 residential units.

Investing property acquisitions—For the three months ended March 31, 2003, we invested approximately $74.6 million in investing property acquisitions: of which $13.6 million for the acquisition of commercial land, which added 6.7 million square feet of potential development and $61 million primarily for the acquisition of the 10% minority interest owned by other investors in a consolidated subsidiary. For the three months ended March 31, 2002, we invested approximately $15.5 million in investing property acquisitions: of which $11.5 million for the acquisition of a commercial building, which added approximately 419,000 square feet to our income producing portfolio and $4 million for the acquisition of commercial land, which added 356,000 square feet of potential development.

Reimbursable construction costs—For the three months ended March 31, 2003, approximately $18.4 million of total predevelopment and infrastructure costs incurred on the behalf of various districts are reimbursable, pursuant to various bonds issued and other third parties. For the three months ended March 31, 2003, we received approximately $11.5 million in reimbursements, of which, $8.4 million was from bonds and $3.1 million was from various third parties. As of March 31, 2003, of the total $167.6 million of reimbursable costs incurred, approximately $72 million had been reimbursed, of which, approximately $62.9 million was from bonds and approximately $9.1 million was from third parties, and the remaining balance of $95.6 million was recorded as Other Assets in the accompanying Condensed Consolidated Balance Sheet. Subsequent to March 31, 2003, we received an additional $14.4 million from bonds.

Cash flows from financing activities

Net cash (used in) provided by financing activities reflected in the statement of cash flows for the three months ended March 31, 2003 and 2002, was ($8.7) million and $22.7 million, respectively. The decrease of $31.4 million in cash provided by financing activities in 2003 was attributed to the following: (1) a decrease of $28.1 million in net borrowings and (2) a decrease of $3.3 million in proceeds from the issuance of common stock primarily attributable to exercise of stock options.

Capital commitments

As of March 31, 2003, we had outstanding standby letters of credit, surety bonds and commitments in the amount of $292.4 million to guarantee performance on real property improvements or financial obligations.

As of March 31, 2003, we had approximately $218.1 million in total contractual obligations for capital expenditures to vendors. These commitments are primarily contracts to construct commercial, residential, and urban development projects, predevelopment costs, and re-leasing costs.

As a partner in certain joint ventures, we have made certain debt guarantees totaling $46.2 million at March 31, 2003 (see Note 8 of the accompanying Condensed Consolidated Financial Statements).

REIT-related Distribution and Quarterly Dividends

As part of the REIT conversion and in order to be eligible to elect REIT status for federal income tax purposes (see The Company-Recent Developments on page 14), we expect to provide to stockholders a one-time distribution of pre-REIT earnings and profits (“E&P”). The distribution will be in the form of, at the election of each stockholder, cash, shares of common stock in the REIT, or a combination of both. We currently expect that the E&P distribution will be comprised of approximately $100 million cash and $200 million in stock of the REIT. In the event we receive a favorable private letter ruling from the Internal Revenue Service, we will limit the amount of cash payable in the E&P distribution to $100 million. We presently do not expect to limit the total amount of cash available for distribution if we do not receive a favorable ruling. Absent such a limit, the total amount of cash distributed will depend upon the extent to which our stockholders elect to receive cash rather than shares of common stock in the REIT.

Also, we anticipate that we will begin to pay a quarterly dividend commencing with the third quarter of 2003 in an amount equal to $0.30 per existing share of our common stock. Following the REIT conversion, if approved, we anticipate that we will continue to pay a quarterly dividend of approximately $0.30 per existing share of our common stock. The actual amount of the dividends, however, will be as determined and declared by the board of directors and will depend on our financial condition, earnings, and other factors, many of which are beyond our control. In order to maintain its qualification as a REIT under the Internal Revenue Code, we will be required, as a REIT, to distribute at least 90% of our REIT taxable income for such year.

There is no assurance the proposed REIT conversion and related transactions, including the E&P distribution and the quarterly dividends, will be consummated or that the terms, the time or effects thereof will not differ materially from those described here.

Cash balances, available borrowings, and capital resources

As of March 31, 2003, we had total cash of $243.3 million, of which $41.8 million is restricted cash. In addition to the $243.3 million cash balance, we had $39.2 million in borrowing capacity under our commercial construction facilities, available upon satisfaction of certain conditions.

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

Debt covenants—Three of our credit agreements, totaling $135 million, contain corporate financial covenants including a minimum debt service coverage ratio of 1.6 to 1, a maximum leverage ratio of 60.0%, and a minimum tangible net worth of $452.8 million (subject to adjustment for stock buybacks), all terms as defined in those credit agreements. As of or for the period ending March 31, 2003, the actual results, were 1.98; 52.8%; and $571.7 million, respectively. Our partial guarantee of one of our joint venture’s construction loans of $165 million has the same debt service and tangible net worth covenants, but a different maximum leverage covenant definition. Under this definition our leverage ratio is 55.8% versus a covenant of 65% at a maximum. Our performance against these covenants is measured on a quarterly basis, with debt service coverage being measured on a four-quarter trailing basis. In the event we were to breach any of these covenants and were unable to negotiate satisfactory waivers or amendments, our lenders in these credit facilities could declare amounts outstanding due and payable.

Bonds

Bonds included in the accompanying Condensed Consolidated Balance Sheet at March 31, 2003 (in thousands except percentages):

Projects	Amount Issued	Interest Rate	Cost Incurred	Cost Reimbursed	Balance at 3/31/03
Traer Creek	$35,629	3.50%	$—	$—	$—
Stapleton	23,070	4.00%	3,168	2,799	369
Kaiser	15,842	5.34%	19,185	—	19,185
Westminster	8,619	6.42%	39	18	21
Rancho Cucamonga	6,707	6.14%	—	—	—
City of Industry	4,986	5.44%	—	—	—
Emeryville	4,813	7.16%	—	—	—
Various others	4,133	5.13-8.70%	—	—	—

Total	$103,799		$22,392	$2,817	$19,575

These bonds were issued by various districts and were recorded as part of “Mortgage and other debt” in the accompanying Condensed Consolidated Balance Sheet at March 31, 2003 (see Note 5 of the accompanying Condensed Consolidated Financial Statements for details). Of the total reimbursable costs incurred, approximately $2.8 million was reimbursed during the three months ended March 31, 2003 and the remaining balance at March 31, 2003, was reflected as “Other Assets” in the accompanying Condensed Consolidated Balance Sheet. Subsequent to March 31, 2003, we received $14.4 million for the cost incurred on the Kaiser project.

Bonds not included in the accompanying Condensed Consolidated Balance Sheet at March 31, 2003 (in thousands except percentages):

Projects	Amount Issued	Interest Rate	Cost Incurred	Cost Reimbursed		Balance at 3/31/03
Mission Bay	$133,330	1.15-6.28%	$116,527	$60,054	(1)	$56,473
Pacific Commons	30,000	6.20%	28,687	9,146		19,541

Total	$163,330		$145,214	$69,200		$76,014

(1)	Includes approximately $9.1 million of reimbursements received from various third parties.

These bonds were issued to finance public infrastructure improvements at Mission Bay in San Francisco and Pacific Commons in Fremont, California and were not required to be recorded in our accompanying Condensed Consolidated Balance Sheet. These bonds have a series of maturities up to thirty years. For the bonds issued at Mission Bay, we provided a letter of credit totaling $40 million in support of the floating rate bonds. Upon completion of the infrastructure improvements at Mission Bay and Pacific Commons, for which the $133.3 million and $30 million bonds were issued, respectively, the improvements will be transferred to the respective cities. Of the total cumulative reimbursable cost incurred, approximately $69.2 million has been reimbursed as of March 31, 2003, with $8.7 million received during the three months ended March 31, 2003. The remaining balance of $76 million was reflected as “Other Assets” in the accompanying Condensed Consolidated Balance Sheet at March 31, 2003. Of the $76 million, $5.2 million has been applied for reimbursements and $70.8 million will be applied for reimbursements when the facility components are completed, inspected, and approved by the respective cities.

At Mission Bay, the landowners must satisfy any shortfall in annual debt service obligations for the CFD bonds, if incremental tax revenues generated by the projects are insufficient. At Pacific Commons, developed and designated developed property is taxed first, and any shortfall in annual debt service is paid by a tax on vacant land.

Insurance—Changes in the insurance industry over the last several years have caused the availability of certain types of coverage to decrease and the cost of available coverage to increase. In renewing our policies, we were able to essentially obtain all of our historical levels and types of insurance (although at a higher cost and, in certain instances, a higher deductible level and/or more restrictive conditions), except: (1) liability coverage for our residential business, which now has a higher deductible and a much lower policy limit and (2) terrorism insurance, which was initially excluded from our property coverage placed on October 1, 2002. However, under the United States Terrorism Risk Insurance Act of 2002, carriers are now required to offer us terrorism coverage and are allowed to charge an incremental premium for such coverage. We elected to obtain coverage that matches the risk profile for our portfolio of properties, primarily consisting of distribution/warehouse and suburban office and retail that we consider to be relatively low-risk. We have placed a stand-alone terrorism policy for a single asset located near downtown San Francisco and expect that we may place additional, similar stand-alone policies if circumstances warrant. There can be no assurance that significant losses in excess of insurance proceeds will not occur.

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

Tax Audit— In 2002, the State of California Franchise Tax Board (“FTB”) began auditing two of our joint ventures for the years 1999 and 2000. Both audits are in process, and no audit adjustments have yet been proposed. In early July of 2002, the FTB notified us that it would audit the Company’s tax returns for the years 1999 and 2000. The audit has commenced, and no audit adjustments have been proposed.

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

Related party transactions

In 2001, we entered into a 99-year ground lease with one of our unconsolidated joint ventures, and we received and recognized $0.9 million in rental income from this ground lease for the three months ended March 31, 2003 and 2002. At March 31, 2003, we had $1.3 million of deferred rent payments previously received, which will be recognized together with annual rents over the life of the lease. We have also agreed with the venture to fund, on a pro-rata basis, the balance of equity capital required and certain excess costs, if actual development costs exceed the “approved development budget as set forth in the joint venture agreement”. As of March 31, 2003, we had contributed $23.7 million of the $25 million to be funded from us, and we do not expect to fund any additional capital contribution beyond the $25 million.

We also provide development and management services to several of our unconsolidated joint venture investments. Fees earned were $1.4 million and $0.3 million for the three months ended March 31, 2003 and 2002, respectively. The increase in 2003 was primarily due to management service fees from Traer Creek and development fees from Third and King Investors, LLC. At March 31, 2003, we have deferred fees of $1.8 million that will be earned as completed projects are sold or the venture is sold or liquidated.

We have a $4.8 million note receivable from an unconsolidated joint venture for project costs plus accrued interest at 9.0%. This note is collateralized by property owned by the venture and matures in October 2028. We also have entered into various lease agreements with this unconsolidated joint venture. We incurred rent expense of $34,000 in each of the three months ended March 31, 2003 and 2002; this lease will expire in November 2011.

As lessor, we also entered into a ground lease, which will expire in August 2054, with this unconsolidated joint venture. We recognized rental income of $0.1 million in each of the three months ended March 31, 2003 and 2002, and recorded a $1.9 million receivable associated with this lease. The venture’s current projection reflects approximately $0.5 million available funds, per year, from its operations to pay down our receivables.

Pro Forma Funds from Operations

After the REIT conversion, we will use funds from operations (“FFO”) as a supplemental performance. FFO is a supplemental non-GAAP financial measurement used widely by real estate investment trusts (“REITs”) that we believe provides useful information to investors as a measure of our performance. FFO is defined as: net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, sales or write-down of certain assets, cumulative effect of change in accounting principle, items relating to the REIT conversion, compensation expense associated with the stock option exchange offer (initial exchange only, any charge associated with subsequent issuances will be included in FFO), gain from sales of the desert land, and all activities associated with the residential and urban groups (reflected as ‘non-FFO operations’), plus depreciation and amortization (excluding depreciation on personal property) and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities are calculated on the same basis. FFO does not represent cash flow from operations, as defined by GAAP, and is not indicative of cash available to fund all cash flow needs. We believe the above calculation of FFO is consistent with the definition of FFO of the National Association of Real Estate Investment Trusts (NAREIT). While FFO is a relevant and widely used measure of operating performance of real estate investment trusts, other REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by other REITs may not be comparable to FFO as used by us.

FFO is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Further, FFO is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. We believe that FFO provides relevant information about our operations and is useful, along with net income, for an understanding of our operating results.

The following table presents unaudited pro forma FFO, reconciled to net income for the three months ended March 31, 2003:

	Reconciliation of GAAP and Proforma Consolidated Statements of Operations			REIT Operating Structure
	Q1 2003 Actual	Adjustment	Consolidated REIT	Core Operations	Non-FFO(2) Operations	Consolidated REIT
Rental properties
Net operating income	$54,691	$—	$54,691	$54,691	$—	$54,691
Equity in earnings of operating joint ventures, net	2,523	—	2,523	2,523	—	2,523

	57,214	—	57,214	57,214	—	57,214

Property sales and fee services
Sales revenue	8,010	—	8,010	3,998	4,012	8,010
Cost of sales	(2,972)	—	(2,972)	(2,341)	(631)	(2,972)

Gain on property sales	5,038	—	5,038	1,657	3,381	5,038
Equity in earnings of development joint ventures, net	3,854	—	3,854	—	3,854	3,854

Total gain on property sales	8,892	—	8,892	1,657	7,235	8,892
Management and development fees	2,084	—	2,084	829	1,255	2,084
Selling, general and administrative expenses	(5,492)	—	(5,492)	(2,907)	(2,585)	(5,492)
Other, net	2,825	—	2,825	1,649	1,176	2,825

	8,309	—	8,309	1,228	7,081	8,309

Interest expense	(16,807)	—	(16,807)	(16,807)	—	(16,807)
Depreciation and amortization	(16,568)	—	(16,568)	(16,272)	(296)	(16,568)
Corporate administrative costs	(4,399)	—	(4,399)	(3,849)	(550)	(4,399)
Gain on non-strategic asset sales	5,879	—	5,879	—	5,879	5,879
Other, net	249	—	249	249	—	249
REIT transition costs	(1,558)	—	(1,558)	—	(1,558)	(1,558)

Income before income taxes	32,319	—	32,319	21,763	10,556	32,319
Income tax expense(1)	(11,732)	7,333	(4,399)	(177)	(4,222)	(4,399)

Income from continuing operations	20,587	7,333	27,920	21,586	6,334	27,920

Discontinued operations, net of income tax:
Gain from disposal of discontinued operations	2,639	1,759	4,398	4,398	—	4,398
Income from discontinued operations	185	123	308	308	—	308

Gain from discontinued operations	2,824	1,882	4,706	4,706	—	4,706

Net income	$23,411	$9,215	$32,626	$26,292	$6,334	$32,626

Add Gross depreciation				16,403
Less FF & E depreciation				(538)

Add real estate depreciation				15,865
Add Joint Venture’s depreciation				900
Less gain on property sales				(4,388)

FFO				$38,669

(1)	Taxable REIT subsidiaries are assumed to be taxed to 40%
(2)	Non-FFO operations primarily include activities associated with Residential and Urban groups, gain from sales of desert land, and REIT transition costs.

New accounting standard

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

Trading

Our executives from time to time in the future may enter into so-called “Rule 10b5-1 Plans”. Under an appropriate Rule 10b5-1 Plan, an executive may instruct a third party, such as a brokerage firm, to engage in specified securities transactions in the future based on a formula without further action by the executive, provided that the plan satisfies the legal requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 as amended.

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

Forward-Looking Information and Risk Factors

This report may contain or incorporate statements that constitute forward-looking statements within the meaning of the federal securities laws, and, as such, involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements.

In some cases you can identify forward-looking statements by terms such as “anticipate,” “project,” “may,” “intend,” “might,” “will,” “could,” “would,” “expect,” “believe,” “estimate,” “potential,” by the negative of these terms, and by similar expressions. Forward-looking statements include, but are not limited to, statements about plans; opportunities; negotiations; markets and economic conditions; development, construction, rental, and sales activities; availability of financing; and property values. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, many of which are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. These forward-looking statements present our estimates and assumptions only as of the date of this report.

On March 3, 2003, the Company announced that its Board of Directors has authorized it to restructure its business operations in order to qualify as a REIT, effective January 1, 2004. The REIT conversion is subject to a shareholder approval process, which is expected to conclude in the third quarter of 2003, as well as Board approval. The Company’s wholly owned subsidiary, Catellus SubCo, Inc., has filed a preliminary proxy statement/prospectus on a Form S-4 registration statement with the Securities and Exchange Commission that provides important information regarding the proposed REIT conversion. Please refer to that registration statement for detailed risk factors related to the REIT conversion, as well as other matters, including the timing of the REIT conversion and our ability to obtain consents required to consummate the REIT conversion.

In addition, other factors that could cause actual results to differ materially are:

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

The above list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Therefore, all forward-looking statements should be evaluated with the understanding of their inherent risk and uncertainty. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate risk as our financial instruments are not subject to foreign exchange rate risk or commodity price risk. We continuously and actively monitor and manage interest costs on our debt and may enter into interest rate-protection contracts based on changing market conditions. At March 31, 2003, we did not have any interest rate protection contracts outstanding.

As of March 31, 2003, approximately 77.6% of our debt bore interest at fixed rates and had a weighted average maturity of 7.6 years and a weighted average coupon rate of 6.57%. The interest rate risk for fixed rate debt does not have a significant impact on the Company until such debt matures and may need to be refinanced. The remainder of our debt bears interest at variable rates with a weighted average maturity of 2.7 years and a weighted average coupon rate of 3.37%. To the extent that we incur additional variable rate indebtedness, we increase our exposure to increases in interest rates. Since our $323.1 million of floating rate debt is largely offset by $243.3 million of cash and restricted cash balances, which are invested in floating rate money market investments, our exposure to short-term interest rate movements is modest. We believe that moderate increases in interest expense as a result of inflation will not materially affect our financial position, results of operations, or cash flow.

Item 4. Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to lawsuits, certain governmental proceedings (including environmental actions), and various environmental remediation orders of local governmental agencies, in each case arising in the ordinary course of business. Although the outcome of these lawsuits or other proceedings against the Company and the cost of compliance with any governmental order cannot be predicted with certainty, management does not expect any of these matters to have a material adverse effect on our business, financial condition, or liquidity.

Other than routine proceedings incidental to its business, the Company is not a party to, nor is its property the subject of, any material pending legal proceeding, except as provided below.

On March 12, 2002, the Department of Toxics and Substance Control of the State of California (“DTSC”) notified the Company of an investigation of the Company, its general contractors, and subcontractors working for such general contractors, concerning the Mission Bay project. The investigation, which is ongoing, focuses on whether individuals and companies hauling soil within and from Mission Bay satisfied certain hazardous waste license/certification hauling requirements. The DTSC issued notices of violation, without fines or penalties, to the Company and one subcontractor on May 23, 2002, citing the subcontractor’s failure to qualify as a registered hazardous waste hauler. The Company is cooperating fully with the investigation. The Company does not anticipate that this investigation or any proceeding that may result from this investigation will have a material adverse impact on the Mission Bay project.

The Company owns approximately 47 acres located in the Westchester-Playa Del Rey area of Los Angeles, California adjacent to the Pacific Ocean and Ballona Wetlands (“West Bluffs”), which have an entitlement for the development of 114 single-family homes but are subject to two legal actions. On October 6, 2000, a lawsuit (the “Coastal Act Lawsuit”) was filed by the Sierra Club et al. against the California Coastal Commission and the Company as a real party in interest in San Francisco Superior Court challenging approvals issued by the California Coastal Commission for the development of the project. This suit was subsequently consolidated with an additional suit filed on February 9, 2001.

On December 13, 2000, the trial court denied petitioners’ request for a preliminary injunction in the Coastal Act Lawsuit. On January 11, 2001, petitioners appealed the trial court’s ruling, which resulted in the First District Court of Appeal (“First District”) enjoining any construction activity in the portion of the project within the coastal zone. This stay was dissolved on October 10, 2001, when the case was remanded to the trial court. On June 7, 2002, the trial court ruled in favor of the Company on the merits, denying the petitioners’ request for writ of mandate and for injunction. The petitioners subsequently filed a motion to stay construction in the coastal zone pending petitioner’s filing of an appeal of the trial court’s decision, which motion was granted on August 13, 2002. The petitioners then filed an appeal to the First District and sought and obtained a stay from that court pending resolution of the appeal. The appeal was fully briefed and a hearing was held on March 26, 2003. The First District issued its opinion affirming in full the San Francisco Superior Court finding in favor of the Company and dissolving the stay on April 11, 2003. Furthermore, on May 9, 2003, the First District denied the petitioners’ petition for rehearing.

On October 26, 2000, the Coalition for Concerned Communities, Inc. et al. (the “Coalition”) filed a lawsuit (“CEQA Lawsuit”) against the Company and The City of Los Angeles in the Los Angeles Superior Court alleging land use and California Environmental Quality Act violations with respect to the West Bluffs project. On January 18, 2001, the Los Angeles Superior Court denied the Coalition’s petition and found in favor of the Company. On March 23, 2001, the Coalition filed a notice of appeal in the Second District Court of Appeal (“Second District”). On July 15, 2002, the Coalition filed a motion in the Second District to stop the development of the West Bluffs project until the final decision on the appeal, which motion was denied by the court on July 30, 2002. The Second District held a hearing on the merits on September 17, 2002 and submitted the matter. On March 17, 2003, the Second District vacated the submission and postponed rendering its decision until the First District issues remittitur (sends the case back to the San Francisco Superior Court) in the Coastal Act Lawsuit.

The litigation process has delayed the previously planned start of infrastructure construction. However, because the First District has dissolved the stay in the Coastal Act Lawsuit that prevented construction activity, the Company has now commenced the process of preparing the land for the construction of the West Bluffs project. Although the Company intends to proceed with the work needed to complete the West Bluffs project, there can be no assurance that further litigation proceedings with respect to the West Bluffs project will not result in additional delays.

Also see Note 8, “Commitments and Contingencies”.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item	4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits:

    See Exhibits Index.

(b)    Reports on Form 8-K

    On March 3, 2003, the Company filed a Current Report on Form 8-K to report that it had issued a press release announcing its earnings for the quarter and year ended December 31, 2002, and to provide a copy of the press release, as well as certain supplementary and other financial information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2003	CATELLUS DEVELOPMENT CORPORATION

	By:	/s/ C. WILLIAM HOSLER
C. William Hosler Senior Vice President Chief Financial Officer Principal Financial Officer

Date: May 15, 2003

	By:	/s/ PAUL A. LOCKIE
Paul A. Lockie Vice President and Controller Principal Accounting Officer

I, Nelson C. Rising, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Catellus Development Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Catellus Development Corporation as of, and for, the periods presented in this quarterly report;

4.	Catellus Development Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Catellus Development Corporation and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Catellus Development Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	Catellus Development Corporation’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	/s/ NELSON C. RISING
Nelson C. Rising Chairman and Chief Executive Officer

I, C. William Hosler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Catellus Development Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Catellus Development Corporation as of, and for, the periods presented in this quarterly report;

4.	Catellus Development Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Catellus Development Corporation and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Catellus Development Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	Catellus Development Corporation’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	/s/ C. WILLIAM HOSLER
C. William Hosler Senior Vice President Chief Financial Officer

EXHIBIT INDEX

99.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Catellus Development Corporation (“Catellus”) has omitted instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10 percent of the assets of Catellus and its subsidiaries on a consolidated basis. Catellus agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.