Form 10-K/A
period 2002-12-31
CATELLUS DEVELOPMENT CORP
filed 2003-08-11
CIK 865937

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Property Portfolio

Rental Portfolio

Our income-producing portfolio is comprised of commercial rental property, ground leases and other properties, and interests in several joint ventures. We own 37 million square feet of commercial rental property of which 89.1% is industrial, 8.6% is office, and 2.3% is retail. Since the end of 1995, our portfolio has expanded by more than 22.9 million square feet (163%), primarily through our development activities. Approximately 35% of the rental property, by square footage, is located in Southern California, 19% in Northern California, 18% in Illinois, 11% in Texas, 7% in Colorado, 3% in Arizona, and 3% in Ohio, with the remaining 4% located in five other states. We also own approximately 8,000 acres of land subject to ground leases, approximately 755,000 square feet of other rent generating properties that are located at our urban development projects, the majority of which is projected to be converted to future redevelopment opportunities, and joint ventures interests in two hotels and two office buildings.

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

Developable Land Inventory

We have developable land capable of supporting up to an estimated 38.1 million square feet of commercial development and approximately 9,300 units of residential development as of December 31, 2002. Substantially all of our commercial and residential developable land is entitled. Approximately 67% of the total commercial development potential by square footage is located in California: San Francisco, Silicon Valley, San Francisco’s East Bay area, Los Angeles County, Orange County, the Inland Empire (San Bernardino and Riverside counties), and the City of San Diego; approximately 14% in Texas; approximately 11% in Illinois; and the remaining 8% located in four other states. In terms of residential lots, approximately 59% of the residential land for potential development is located in Northern California, 18% is in Southern California, and 23% is in Colorado.

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

The following table summarizes our rental portfolio property-operating income by property type:

	Property-Operating Income(1)
	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Rental Portfolio
Industrial	$125,744	$111,409	$98,831
Office	31,650	24,362	20,228
Retail	10,725	9,778	10,511
Ground leases	21,271	20,237	14,724
Other properties	6,488	6,432	7,196

Property-operating income	195,878	172,218	151,490
Equity in earnings of operating joint ventures	8,277	8,833	9,809

Subtotal	204,155	181,051	161,299
Less: Discontinued operations	(486)	(1,816)	(2,267)

Total property-operating income	$203,669	$179,235	$159,032

(1)	Property-operating income is rental revenue less property operating costs plus equity in earnings of operating joint ventures.

Building Portfolio

The following table summarizes our building portfolio, by year built, as of December 31, 2002:

	City	State	Rentable Square Feet	Year Built	Major Tenant	RSF Occupied	YR End Vacancy	Year-End Building Occupancy %
	Industrial Property:
1	Minooka	IL	1,034,200	2002	Kellogg’s USA, Inc.	1,034,200	—	100%
2	Ontario	CA	830,000	2002	Exel, Inc.	830,000	—	100%
3	Manteca	CA	608,860	2002	Ford Motor Company	608,860	—	100%
4	Ontario	CA	607,320	2002	Specialty Merchandise Corporation	607,320	—	100%
5	Rancho Cucamonga	CA	449,370	2002	Ford Motor Company	449,370	—	100%
6	Romeoville	IL	421,361	2002	APL Logistics Warehouse Mgmt. Svcs., Inc	421,361	—	100%
7	Grand Prairie	TX	398,364	2002	Lagasse Bros., Inc.	105,918	292,446	27%
8	Shepherdsville	KY	382,800	2002	APL Logistics Warehouse Mgmt. Svcs., Inc	193,800	189,000	51%
9	Denver	CO	314,978	2002	Ford Motor Company	200,689	114,289	64%
10	Ft Worth	TX	252,000	2002	Ford Motor Company	252,000	—	100%
11	Denver	CO	144,511	2002	Keebler Company	81,487	63,024	56%
12	Fremont	CA	105,700	2002	Tranax Technologies, Inc.	41,232	64,468	39%
13	Denver	CO	89,739	2002	Colorado Health Systems, Inc.	58,050	31,689	65%
14	Denver	CO	360,118	2001	Aspen Pet Products, Inc.	360,118	—	100%
15	Denver	CO	350,969	2001	United Stationers Supply Co.	350,969	—	100%
16	Woodridge	IL	167,529	2001	Metro Exhibit Corporation	167,529	—	100%
17	Denver	CO	161,511	2001	Loving-Kayman, LLC	161,511	—	100%
18	Rancho Cucamonga	CA	120,620	2001	Scripto-Tokai Corporation	120,620	—	100%
19	Fremont	CA	100,528	2001	Vacant	—	100,528	0%
20	Fremont	CA	65,332	2001	Vacant	—	65,332	0%
21	Woodridge	IL	513,674	2000	Prairie Packaging, Inc.	513,674	—	100%
22	Ontario	CA	504,530	2000	New Balance Athletic Shoe, Inc.	504,530	—	100%
23	Grand Prairie	TX	450,864	2000	Quaker Sales & Distribution, Inc.	450,864	—	100%
24	Rancho Cucamonga	CA	443,190	2000	APL Logistics Warehouse Mgmt. Svcs., Inc	443,190	—	100%

	City	State	Rentable Square Feet	Year Built	Major Tenant	RSF Occupied	YR End Vacancy	Year-End Building Occupancy %
25	Rancho Cucamonga	CA	441,970	2000	APL Logistics Warehouse Mgmt. Svcs., Inc	441,970	—	100%
26	Grand Prairie	TX	422,622	2000	APL Logistics Warehouse Mgmt. Svcs., Inc	422,622	—	100%
27	Ontario	CA	373,283	2000	The Hain Food Group	373,283	—	100%
28	Woodridge	IL	367,999	2000	Central American Distribution & Transpor	367,999	—	100%
29	Ontario	CA	359,996	2000	The Gillette Company	359,996	—	100%
30	Woodridge	IL	263,007	2000	Corporate Express Office Products, Inc.	211,949	51,058	81%
31	Oakland	CA	147,500	2000	United States Postal Service	147,500	—	100%
32	Rancho Cucamonga	CA	56,490	2000	Carpenter Technology Corporation	56,490	—	100%
33	Romeoville	IL	532,560	1999	The Gillette Co.	532,560	—	100%
34	Grand Prairie	TX	423,700	1999	APL Logistics Warehouse Mgmt. Svcs., Inc	423,700	—	100%
35	Romeoville	IL	402,266	1999	APL Logistics Warehouse Mgmt. Svcs., Inc	402,266	—	100%
36	Woodridge	IL	396,489	1999	Central American Warehouse Co.	396,489	—	100%
37	Woodridge	IL	351,799	1999	United States Intermodal Services, LLC	351,799	—	100%
38	Grand Prairie	TX	343,200	1999	APL Logistics Warehouse Mgmt. Svcs., Inc	343,200	—	100%
39	Fremont	CA	187,168	1999	Peripheral Computer Support	187,168	—	100%
40	Portland	OR	180,000	1999	Spicers, Inc.	180,000	—	100%
41	Louisville	KY	166,600	1999	Clark Material Handling Company	166,600	—	100%
42	Woodridge	IL	165,173	1999	Samuel Manu-Tech, Inc.	165,173	—	100%
43	Portland	OR	165,000	1999	Synetics Solutions, Inc.	165,000	—	100%
44	Denver	CO	156,139	1999	Marriott Distribution Services	156,139	—	100%
45	Woodridge	IL	114,591	1999	Packaging Consultants, Inc.	114,591	—	100%
46	Portland	OR	103,500	1999	Kinco International, Inc.	103,500	—	100%
47	Richmond	CA	88,845	1999	Kaiser Foundation Health Plan, Inc.	88,845	—	100%
48	Fremont	CA	60,000	1999	Fiberstars, Inc.	60,000	—	100%
49	Fremont	CA	53,395	1999	Sonic Manufacturing Technologies, Inc.	53,395	—	100%
50	Richmond	CA	42,500	1999	Kaiser Foundation Health Plan, Inc.	42,500	—	100%
51	Ontario	CA	526,408	1998	Sweetheart Holdings, Inc.	526,408	—	100%
52	Stockton	CA	500,199	1998	Kellogg’s USA Inc.	500,199	—	100%
53	Denver	CO	325,999	1998	Quantum Logistics, Inc.	325,999	—	100%
54	Woodridge	IL	240,280	1998	APL Logistics Warehouse Mgmt. Svcs., Inc	240,280	—	100%
55	Industry	CA	183,855	1998	Liberty Glove, Inc.	183,855	—	100%
56	Oakland	CA	176,826	1998	Public Storage Pick-Up & Delivery, Inc.	176,826	—	100%
57	Woodridge	IL	158,871	1998	Rock-Tenn Converting Company	124,742	34,129	79%
58	Industry	CA	140,380	1998	Graybar Electric Company, Inc.	140,380	—	100%
59	Industry	CA	138,124	1998	Unipac Shipping Co./Continental Agency	138,124	—	100%
60	Denver	CO	129,442	1998	Callisto Corporation	129,442	—	100%
61	Industry	CA	109,448	1998	Playhut, Inc.	109,448	—	100%
62	Fremont	CA	102,626	1998	Mouse Systems	102,626	—	100%
63	Fremont	CA	476,177	1997	Office Depot, Inc.	476,177	—	100%
64	Aberdeen	MD	470,707	1997	Saks & Company	470,707	—	100%
65	Industry	CA	298,050	1997	Viewsonic Corporation	298,050	—	100%
66	Union City	CA	234,588	1997	Spicers Paper, Inc.	234,588	—	100%
67	Garland	TX	227,023	1997	Interceramic, Inc.	227,023	—	100%
68	Garland	TX	226,906	1997	Ascendant Solutions	226,906	—	100%
69	Ontario	CA	180,608	1997	Tyco Healthcare Group, LLP	180,608	—	100%
70	Fremont	CA	174,460	1997	Galgon Industries, Inc.	126,400	48,060	72%
71	Anaheim	CA	130,466	1997	Anixter Inc.	130,466	—	100%
72	Fremont	CA	127,452	1997	Victron, Inc.	127,452	—	100%
73	Ontario	CA	37,000	1997	Los Angeles Times Communications, LLC	37,000	—	100%
74	Industry	CA	230,992	1996	Owens & Minor West, Inc.	230,992	—	100%
75	Ontario	CA	201,454	1996	McLane Company, Inc.	201,454	—	100%
76	Fremont	CA	158,400	1996	Home Depot USA, Inc.	158,400	—	100%

	City	State	Rentable Square Feet	Year Built	Major Tenant	RSF Occupied	YR End Vacancy	Year-End Building Occupancy %
77	Oklahoma City	OK	124,905	1996	Pollock Investments Inc.	60,000	64,905	48%
78	Fremont	CA	114,948	1996	Menlo Logistics, Inc.	114,948	—	100%
79	Fremont	CA	94,080	1996	Galgon Industries, Inc.	58,368	35,712	62%
80	Vernon	CA	41,712	1996	Lucky Brand Dungarees, Inc.	41,712	—	100%
81	Vernon	CA	27,798	1996	Vacant	—	27,798	0%
82	Ontario	CA	300,136	1995	Dunlop Tire Corp.	300,136	—	100%
83	Santa Fe Springs	CA	100,000	1995	Spicers Paper, Inc.	100,000	—	100%

	Subtotal 1995-2002		21,954,180		(83 buildings)	20,771,742	1,182,438	95%

1	Grove City	OH	300,211	1994	Vista Packaging, Inc.	300,211	—	100%
2	Garland	TX	262,000	1994	Interceramic, Inc	262,000	—	100%
3	Fullerton	CA	100,000	1994	Adams Rite Aerospace, Inc.	100,000	—	100%
4	Anaheim	CA	17,575	1994	Los Angeles Times Communications LLC	17,575	—	100%
5	Grove City	OH	360,412	1993	McKesson Medical-Surgical Minnesota Inc.	331,052	29,360	92%
6	Grove City	OH	305,268	1993	McGraw Hill	305,268	—	100%
7	Woodridge	IL	261,400	1993	Dollar Tree Stores, Inc.	261,400	—	100%
8	Ontario	CA	149,406	1992	THMX Holdings, LLC	149,406	—	100%
9	Livermore	CA	148,440	1992	Owens & Minor West	148,440	—	100%
10	Woodridge	IL	148,416	1992	Multifoods Distribution Group, Inc.	148,416	—	100%
11	Anaheim	CA	130,595	1992	Micro Technology, Inc.	130,595	—	100%
12	Anaheim	CA	79,846	1992	Partition Installations, Inc.	79,846	—	100%
13	Vernon	CA	47,000	1992	John S. Dull & Associates, Inc.	47,000	—	100%
14	Anaheim	CA	36,800	1992	SCP Superior Acquisition Company, LLC.	36,800	—	100%
15	Anaheim	CA	26,200	1992	S-B Power Tool Company	26,200	—	100%
16	Industry	CA	449,049	1991	Circuit City Stores, Inc.	449,049	—	100%
17	Woodridge	IL	265,057	1991	Sportmart, Inc.	265,057	—	100%
18	Woodridge	IL	116,544	1991	Argo Turboserve Corporation	116,544	—	100%
19	Union City	CA	105,408	1991	Anixter Bros, Inc.	46,848	58,560	44%
20	Vernon	CA	49,250	1991	Brambles Info. Mgmt., Inc.	49,250	—	100%
21	Santa Fe Springs	CA	42,890	1991	Highlight Graphics	35,990	6,900	84%
22	Santa Fe Springs	CA	37,268	1991	Hotchkis Performance	37,268	—	100%
23	Santa Fe Springs	CA	31,638	1991	Polestar, Inc.	31,638	—	100%
24	Vernon	CA	30,840	1991	Monami Textile, Inc.	30,840	—	100%
25	Vernon	CA	30,840	1991	Alto Products	30,840	—	100%
26	Santa Fe Springs	CA	11,929	1991	Marinco Electric Inc.	7,994	3,935	67%
27	Santa Fe Springs	CA	11,045	1991	Dover Resources Inc	9,750	1,295	88%
28	Ontario	CA	412,944	1990	Cott Beverages USA, Inc.	412,944	—	100%
29	Santa Fe Springs	CA	237,814	1990	La Salle Paper Company, Inc.	237,814	—	100%
30	Garland	TX	200,000	1990	Sears Logistics Services, Inc.	200,000	—	100%
31	Tempe	AZ	165,646	1990	Vacant	—	165,646	0%
32	Ontario	CA	141,150	1990	H. Tedmori, Inc.	141,150	—	100%
33	Livermore	CA	131,128	1990	Nature Kist	131,128	—	100%
34	Union City	CA	116,993	1990	Tyco Printed Circuit Group LLP	116,993	—	100%
35	Vernon	CA	48,187	1990	Mister S	48,187	—	100%
36	Vernon	CA	26,923	1990	Barth and Dreyfuss Of California	26,923	—	100%
37	Vernon	CA	26,653	1990	Maruhana U.S.A., Corp.	26,653	—	100%

	Subtotal 1990-1994		5,062,765		(37 buildings)	4,797,069	265,696	95%

1	Stockton	CA	435,609	1989	Ralphs Grocery Co.	435,609	—	100%
2	Ontario	CA	405,864	1989	Exel Inc.	405,864	—	100%
3	Anaheim	CA	39,285	1989	V & M Restoration	39,285	—	100%
4	Anaheim	CA	28,185	1989	Shaxon Industries	28,185	—	100%
5	Santa Ana	CA	24,968	1989	Severn Trent Laboratories, Inc.	24,968	—	100%
6	Anaheim	CA	24,955	1989	Specification Seals Co.	24,955	—	100%
7	Anaheim	CA	20,705	1989	Automation Products	20,705	—	100%
8	Phoenix	AZ	206,263	1988	Freeport Logistics Inc.	206,263	—	100%
9	Vernon	CA	137,307	1988	Pepboys Of California	137,307	—	100%

	City	State	Rentable Square Feet	Year Built	Major Tenant	RSF Occupied	YR End Vacancy	Year-End Building Occupancy %
10	Tempe	AZ	133,291	1988	Eagle Global Logistics	133,291	—	100%
11	Carson	CA	133,240	1988	F.R.T. International, Inc.	133,240	—	100%
12	Carson	CA	118,545	1988	Expeditors International	118,545	—	100%
13	Union City	CA	115,200	1988	California Equipment Distributors, Inc.	115,200	—	100%
14	Livermore	CA	92,022	1988	Trans Western Polymers, Inc.	92,022	—	100%
15	Vernon	CA	85,349	1988	Rayem Investments, Inc.	85,205	144	100%
16	Union City	CA	82,944	1988	Orthopedic Systems, Inc.	82,944	—	100%
17	Union City	CA	77,760	1988	National Retail Transportation, Inc.	77,760	—	100%
18	Livermore	CA	76,800	1988	Trans Western Polymers, Inc.	76,800	—	100%
19	Tustin	CA	69,763	1988	Terumo Medical Corporation	69,763	—	100%
20	Tustin	CA	59,505	1988	GE Medical Systems Info Technologies, Inc	59,505	—	100%
21	Orange	CA	54,177	1988	Freedom Communications Inc.	54,177	—	100%
22	Santa Ana	CA	36,225	1988	Applied Industrial Technology, Inc.	36,225	—	100%
23	Los Angeles	CA	31,311	1988	Tanimura Distributing	31,311	—	100%
24	Rancho Cucamonga	CA	419,064	1987	Weingart Foundation	419,064	—	100%
25	Stockton	CA	314,392	1987	Ralphs Grocery Co.	314,392	—	100%
26	Phoenix	AZ	221,116	1987	Huhtamaki Plastics, Inc.	221,116	—	100%
27	Santa Fe Springs	CA	98,882	1987	Galleher Hardwood Company	98,882	—	100%
28	Union City	CA	88,704	1987	Am-Pac Tire Distribution, Inc.	88,704	—	100%
29	Union City	CA	86,496	1987	Logitech, Inc.	86,496	—	100%
30	Santa Fe Springs	CA	70,756	1987	Atlantic, Inc.	70,756	—	100%
21	Anaheim	CA	52,965	1987	Mintek Digital, Inc.	52,965	—	100%
32	Anaheim	CA	51,153	1987	Meiho Technology, Inc.	51,153	—	100%
33	Union City	CA	44,909	1987	Exp Pharmaceutical Waste Management, Inc	44,909	—	100%
34	Anaheim	CA	43,428	1987	United Media Services, Inc.	43,428	—	100%
35	Anaheim	CA	32,074	1987	Saint-Gobain Industrial Ceramics, Inc.	32,074	—	100%
36	Los Angeles	CA	30,104	1987	Tanimura Distributing	30,104	—	100%
37	La Mirada	CA	220,000	1986	Mohawk Industries, Inc.	220,000	—	100%
38	Union City	CA	126,144	1986	Runco International, Inc.	47,852	78,292	38%
39	Orange	CA	108,222	1986	Data Aire, Inc.	108,222	—	100%
40	Tempe	AZ	101,601	1986	Triumph / Stolper	101,601	—	100%
41	Tempe	AZ	93,366	1986	Southern Wine and Spirits	93,366	—	100%
42	Vernon	CA	77,184	1986	Jade Apparel, Inc.	77,184	—	100%
43	Tustin	CA	75,226	1986	Scan-Tron Corporation	75,226	—	100%
44	Orange	CA	42,918	1986	Mailing and Marketing, Inc.	42,918	—	100%
45	Orange	CA	35,000	1986	Cano Container Corporation	35,000	—	100%
46	Vernon	CA	28,875	1986	Master Knits USA, Inc.	28,875	—	100%
47	Fullerton	CA	50,000	1985	Sonic Air Systems, Inc.	50,000	—	100%
48	Anaheim	CA	20,769	1985	Fremont Investment & Loan	20,769	—	100%

	Subtotal 1985-1989		5,022,621		(48 buildings)	4,944,185	78,436	98%

1	Sacramento	CA	46,500	1983	Competition Parts Warehouse	46,500	—	100%
2	Sacramento	CA	21,976	1983	Competition Parts Warehouse	21,976	—	100%
3	Sacramento	CA	21,000	1983	American River Flood Control	21,000	—	100%
4	Sacramento	CA	21,000	1983	American River Flood Control	21,000	—	100%
5	Fullerton	CA	97,056	1980	Modular Systems Services, Inc.	97,056	—	100%
6	Vernon	CA	10,600	1980	U.S. Filter Distribution Group	10,600	—	100%
7	Phoenix	AZ	78,327	1976	Willey Brothers, Inc.	50,913	27,414	65%
8	Tustin	CA	65,910	1975	ADC Telecommunications, Inc.	65,910	—	100%
9	Houston	TX	57,058	1975	Insituform Technologies, Inc.	57,058	—	100%
10	San Diego	CA	32,905	1971	Michael Culleton	32,905	—	100%
11	San Diego	CA	21,507	1971	Refrigeration Supplies Dist.	21,507	—	100%
12	San Diego	CA	18,001	1971	Ljungquist Enterprises, Inc.	18,001	—	100%
13	San Diego	CA	14,401	1971	Oceanus Press	14,401	—	100%
14	San Diego	CA	14,000	1971	California Board Sports	14,000	—	100%
15	San Diego	CA	12,822	1971	Transwestern Publishing	12,822	—	100%
16	San Diego	CA	12,801	1971	Aquatic Design System	12,801	—	100%
17	San Diego	CA	12,599	1971	Nico & Associates, Inc.	12,599	—	100%

	City	State	Rentable Square Feet	Year Built	Major Tenant	RSF Occupied	YR End Vacancy	Year-End Building Occupancy %
18	San Diego	CA	11,200	1971	Insight Systems LLC	11,200	—	100%
19	San Diego	CA	9,928	1971	Vacant	—	9,928	0%
20	San Diego	CA	9,600	1971	Smalley & Company	9,600	—	100%
21	San Diego	CA	9,599	1971	Environmental Spray, Inc.	9,599	—	100%
22	San Diego	CA	8,400	1971	Taiwanese—American Foundation	8,400	—	100%
23	Tustin	CA	39,600	1966	Action Wholesale Products, Inc.	39,600	—	100%
24	Phoenix	AZ	83,317	1950	Reliant Building Products, Inc	83,317	—	100%
25	Phoenix	AZ	40,495	1950	Reliant Building Products, Inc	40,495	—	100%
26	Vernon	CA	15,288	1940	A. Rudin, Inc.	15,288	—	100%
27	Vernon	CA	48,315	1937	Griffith Micro Science, Inc.	48,315	—	100%
28	Topeka	KS	70,266	1931	Capital Label, LLC	26,896	43,370	38%

	Subtotal Pre-1985		904,471		(28 buildings)	823,759	80,712	91%

	Total Industrial		32,944,037		(196 buildings-Average Age 6.5 Years)	31,336,755	1,607,282	95%

	Office Property:
1	San Francisco	CA	282,773	2002	The Gap, Inc.	282,773	—	100%
2	Westminster	CO	151,040	2002	CSG Systems, Inc.	87,468	63,572	58%
3	Glenview	IL	116,015	2002	AC Neilson Company	18,499	97,516	16%
4	Coppell	TX	101,844	2002	Washington Mutual Bank	101,844	—	100%
5	Westminster	CO	121,461	2001	American Skandia Life Assurance	121,461	—	100%
6	Woodridge	IL	97,964	1991	Argonne National Laboratory	97,964	—	100%
7	Anaheim	CA	94,086	1990	Fremont Investment & Loan	86,479	7,607	92%
8	Corona	CA	61,724	1990	Centex Real Estate Corp	60,013	1,711	97%
9	Santa Ana	CA	66,106	1989	County Of Orange	66,106	—	100%
10	Northridge	CA	56,964	1988	101 Communications LLC	56,964	—	100%
11	Northridge	CA	53,292	1988	Washington Mutual	53,292	—	100%
12	Northridge	CA	43,117	1988	Synergistic Systems Inc.	43,117	—	100%
13	San Jose	CA	70,903	1986	Aon Service Corporation	59,003	11,900	83%
14	San Jose	CA	69,956	1986	Puma Technology Inc.	69,956	—	100%
15	Northridge	CA	60,175	1986	Washington Mutual Bank	59,971	204	100%
16	Orange	CA	40,000	1986	Control Air Corporation	40,000	—	100%
17	San Jose	CA	77,092	1985	MCI Worldcom Communications, Inc.	70,924	6,168	92%
18	San Jose	CA	71,514	1985	Parametric Technology Corporation	63,261	8,253	88%
19	San Jose	CA	69,952	1985	Porter Novelli Inc.	65,924	4,028	94%
20	San Jose	CA	67,317	1985	MCI Worldcom Communications, Inc.	44,447	22,870	66%

	Subtotal 1985-2002		1,773,295		(20 buildings)	1,549,466	223,829	87%

1	Santa Ana	CA	52,133	1983	Nations Direct Lender & Ins.	45,938	6,195	88%
2	Portland	OR	56,934	1979	Anesthesiologists Assoc. Inc.	49,437	7,497	87%
3	Irving	TX	69,049	1978	General Motors Corporation	67,310	1,739	97%
4	Dallas	TX	473,090	1975	J. C. Penney Company, Inc.	434,582	38,508	92%
5	Dallas	TX	224,211	1975	J. C. Penney Company, Inc.	224,211	—	100%
6	Sacramento	CA	24,671	1975	Community Health Charities	9,931	14,740	40%
7	Sacramento	CA	11,542	1975	Cal Assoc. For Local Econ Dev.	11,542	—	100%
8	Sacramento	CA	7,987	1975	Law Offices Of W. Scott De Bie	5,946	2,041	74%
9	Sacramento	CA	53,696	1974	Volunteers Of America	41,173	12,523	77%
10	Newport Beach	CA	24,018	1972	Express Capital Lending	21,815	2,204	91%
11	Newport Beach	CA	22,727	1972	United Auto Credit Corporation	20,524	2,204	90%
12	Chicago	IL	370,263	1903	Skidmore, Owings & Merrill LLP	325,357	44,906	88%

	Subtotal Pre-1985		1,390,321		(12 buildings)	1,257,765	132,556	90%

	Total Office		3,163,616		(32 buildings)	2,807,231	356,385	89%

	Retail Property:
1	Tucson	AZ	51,242	2002	Fleming Companies, Inc.	51,242	—	100%
2	Tucson	AZ	12,414	2002	Curves for Women	3,505	8,909	28%
3	Tucson	AZ	5,840	2002	Ole Mexican Grille	3,450	2,390	59%
4	Tucson	AZ	4,950	2002	Top 10 Nails	1,950	3,000	39%
5	Emeryville	CA	23,923	2001	Michaels Stores, Inc.	23,923	—	100%
6	Emeryville	CA	117,000	1994	Home Depot USA, Inc.	117,000	—	100%

	City	State	Rentable Square Feet	Year Built	Major Tenant	RSF Occupied	YR End Vacancy	Year-End Building Occupancy %
7	Emeryville	CA	102,501	1994	Home Depot USA, Inc.	102,501	—	100%
8	Emeryville	CA	96,954	1994	Sportmart, Inc.	96,954	—	100%
9	Emeryville	CA	59,195	1994	Pak ‘N Save	59,195	—	100%
10	Emeryville	CA	4,897	1994	Mattress Discounters Corporation	4,897	—	100%
11	Emeryville	CA	3,561	1994	Designs CMAL Store Inc.	3,561	—	100%
12	Emeryville	CA	3,537	1994	Walker, Robin M. and Swarm, Ezel N.	3,537	—	100%
13	Anaheim	CA	12,307	1985	Auto Insurance Spclsts-L.B Inc	7,039	5,268	57%
14	Anaheim	CA	10,668	1985	Koosharem Corp	5,002	5,666	47%

	Subtotal 1985-2002		508,989		(14 buildings)	483,756	25,233	95%

1	Woodland Hills	CA	72,765	1973	Toys R Us Inc.	72,765	—	100%
2	Woodland Hills	CA	11,317	1973	Shelley’S Stereo	11,317	—	100%
3	Denver	CO	99,627	1971	King Soopers Inc.	91,672	7,955	92%
4	Livermore	CA	69,224	1970	Lucky Stores, Inc	59,412	9,812	86%
5	Tustin	CA	39,600	1968	Micro Center	39,600	—	100%
6	Portland	OR	25,284	1968	Bank Of The West	15,186	10,098	60%
7	Portland	OR	11,998	1968	Hollywood Video	10,610	1,388	88%
8	Woodland Hills	CA	29,071	1965	Strouds The Linen Experts	28,927	144	100%

	Subtotal Pre-1985		358,886		(8 buildings)	329,489	29,397	92%

	Total Retail		867,875		(22 buildings)	813,245	54,630	94%

	Grand Total		36,975,528		(250 buildings)	34,957,231	2,018,297	95%

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

In 2002, we completed and added to our rental portfolio 5.6 million square feet of industrial buildings. In addition, during the year, we purchased 0.4 million square feet and sold 0.7 million square feet of industrial buildings.

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

Of the 55,000 square feet of leased retail space scheduled to expire in 2003, 85% is located in Southern California and 15% is in Colorado. In 2002, we completed and added to our portfolio 72,000 square feet of retail buildings and sold an older 70,000-square-foot retail building.

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

Other Properties

In addition to 37 million square feet of buildings in our rental portfolio, we also own other income-generating properties at our Urban Group projects that we intend to convert to land development (“Other Property”). As of December 31, 2002, our Other Property portfolio included 15 buildings aggregating approximately 755,000 square feet, which were 84.8% leased, and several parking lots. We expect that the level of income generated from this category will decline as development occurs over the next several years.

The following table summarizes our other property portfolio as of, or for, the year ended December 31, 2002:

	Number of Buildings	Square Feet(1)	Revenues	Property Operating Costs	Property Operating Income
	(In thousands, except for number of buildings)
Northern California	10	628	$5,409	$1,164	$4,245
Southern California	5	127	6,039	3,796	2,243

Totals	15	755	$11,448	$4,960	$6,488

(1)	Other Property is not included in the total square feet of rental portfolio.

Operating Joint Venture Portfolio

The Asset Management Group had direct or indirect equity interests in four joint ventures that owned rental properties during the year. The joint ventures provided us with cash distributions of $6.1 million and earnings of $8.3 million for the year ended December 31, 2002. The joint venture agreements of these joint ventures contain provisions with certain safeguard features for our investments, such as voting rights in major decisions of the joint ventures, and venture partners’ consents on sales of a venture partner’s ownership interest.

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

Upon completion of TWC-related sales, we will own approximately 186,000 acres of desert land. We are currently in negotiations with the federal government regarding an option agreement that would cover the sale of up to 100,000 acres as mitigation for impacts on threatened and endangered species of the proposed expansion of a Department of Defense installation in the California desert. An additional 30,000 acres are contemplated for disposition through an exchange with the federal government. The remaining 56,000 acres are being marketed for sale to private parties on a portfolio and individual property basis.

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

Suburban Commercial Group

The Suburban Commercial Group develops suburban commercial business parks comprised of predominantly industrial buildings on land we have acquired or that is included in our historic portfolio. Our suburban commercial development activities include (1) the acquisition and entitlement of commercial land sites; (2) the construction of predominantly industrial pre-leased buildings and non-pre-leased buildings to be added to our rental portfolio, some of which may be subject to tenant purchase options; (3) the construction of predominantly industrial buildings on land we own, for sale to users; (4) the construction of predominantly industrial buildings for sale to investors; and (5) the sale of land to third parties for their own development. In certain instances, we have generated development and management fees from design-build services and construction management services.

In 2002, the Suburban Commercial Group commenced construction on 3.3 million square feet of commercial development. It completed approximately 6.1 million square feet of construction, all of which were added to our rental portfolio. As of December 31, 2002, the group had approximately 3.3 million square feet under construction, 1.9 million square feet of which is scheduled to be added to our rental portfolio upon completion, although certain of these properties may be sold.

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

The following table summarizes our commercial developable land inventory activity by location as of, or for, the year ended December 31, 2002:

Region/State/City	Potential Development 12/31/01	Revisions/ Transfers (1)	Acquisitions	Ground Leases and Sales	Development	Potential Development 12/31/02		% of Total	Book Value
	(Square feet in thousands)								(000’s)
Southern California
Rancho Cucamonga	812	(2)	—	(24)	(468)	318			$3,560
Ontario	2,016	—	—	—	—	2,016			3,609
Anaheim	44	13	—	(13)	—	44			2,810
Northridge	44	—	—	(44)	—	—			—
Fontana (Kaiser)	7,563	(238)	—	(2,933)	(1,178)	3,214			29,997

Subtotal Southern California	10,479	(227)	—	(3,014)	(1,646)	5,592		21%	39,976

Northern California
Alameda	1,300	—	—	—	—	1,300	(2)		8,458
Richmond	89	—	—	—	—	89			833
Fremont	3,755	(84)	—	(37)	—	3,634			20,921
Stockton	—	—	2,000	—	—	2,000			2,571
Manteca	542	144	—	—	—	686			3,420

Subtotal Northern California	5,686	60	2,000	(37)	—	7,709		30%	36,203

Total in California	16,165	(167)	2,000	(3,051)	(1,646)	13,301		51%	76,179

Illinois
Woodridge	976	—	—	—	—	976			7,678
Glenview	680	—	—	(243)	—	437	(3)		(2,451)
Romeoville	448	—	—	—	(346)	102			(596)
Minooka	1,710	—	588	—	—	2,298	(4)		5,595
Joliet	370	—	—	—	—	370			85

Subtotal Illinois	4,184	—	588	(243)	(346)	4,183		16%	10,311

Texas
Coppell	1,120	—	—	—	—	1,120			12,914
Garland	983	—	—	(220)	—	763			2,312
Grand Prairie	814	—	—	—	—	814			2,599
Houston	1,969	—	—	—	—	1,969			1,254
Ft. Worth	—	—	356	—	(252)	104			1,425
Plano	368	—	35	—	—	403			1,171

Subtotal Texas	5,254	—	391	(220)	(252)	5,173		20%	21,675

Other
Denver, CO	925	—	—	(145)	(171)	609			23,690
Westminster, CO	685	—	—	—	—	685			21,649
Oklahoma, OK	300	—	—	—	—	300			46
Louisville, KY	545	—	—	—	—	545			1,633
Gresham/Portland, OR	1,459	—	—	(148)	(200)	1,111		—	7,554

Subtotal Other	3,914	—	—	(293)	(371)	3,250		13%	54,572

Total Outside of California	13,352	—	979	(756)	(969)	12,606		49%	86,559

Total Entitlements	29,517	(167)	2,979	(3,807)	(2,615)	25,907		100.0%	162,737

Approvals in progress (included in total entitlements)	1,327					1,327
Other									9,187

Total									$171,924

(1)	Includes revisions to estimates of potential development or transfers of property between commercial development and other categories of property.
(2)	See summary of Alameda, California, project following this section.
(3)	Included in this balance is 425,000 square feet that is under option.
(4)	Excluded from this balance is approximately 4.8 million square feet that is under option.

The following is a brief summary of some of the significant suburban commercial development projects and development activities.

Pacific Commons, Fremont, California.    Pacific Commons is one of our largest development projects and also one of the largest planned business parks in Silicon Valley. The project, which is adjacent to Interstate 880 sixteen miles north of San Jose, consists of 900 acres, of which approximately 375 acres are planned and an additional 8.3 million square feet have been designated for development. Since inception, we have developed, constructed, sold, or leased approximately 4.7 million square feet of R&D, light industrial, and warehouse properties at Pacific Commons. In 2002, we sold approximately 37,000 square feet, leaving 3.6 million square feet or 118.4 net acres available for future development.

Kaiser Commerce Center, Fontana, California.    In 2000, one of our wholly owned subsidiaries acquired this former steel mill site in Fontana, California, located in the heart of one of the nation’s most active distribution centers near the intersection of Interstates 15 and 10. The property is served by both Union Pacific and Burlington Northern Santa Fe railroads and is six miles from the Ontario International Airport. Plans for the development include a 9 million-square-foot industrial park. At, or as of, December 31, 2002, approximately 1.4 million square feet had been completed, 1.2 million square feet are under construction, and 2.9 million square feet had been sold, leaving approximately 3.2 million square feet, or 191.9 net acres, available for development.

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

Serrano, El Dorado Hills, California.    In 1998, we acquired a two-thirds interest (later decreased to 50 percent) in a 3,500-acre, 4,000-lot master-planned community in El Dorado Hills, California, which is located 30 miles east of Sacramento, California. A significant amount of infrastructure was in place and approximately 800 lots were sold or developed prior to the acquisition of our interest in the project. The project includes a variety of attached and detached homes; an 18-hole executive golf course; a private 18-hole Championship Golf Course and Country Club; elementary, intermediate, and high schools; and a retail commercial area. The partnership closed on the sale of 940 lots during 2002 leaving 1,190 lots to be developed and sold.

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

Mission Bay North, the 65-acre portion of Mission Bay north of Mission Creek, is being developed adjacent to Pacific Bell Park (home of the San Francisco Giants baseball team). The San Francisco Redevelopment Agency completed construction of a 100-unit affordable housing project in September 2002, and AvalonBay Communities, Inc., commenced phased occupancy of a 250-unit apartment project in November 2002. We are proceeding with construction of a mixed-use project directly across from Pacific Bell Park, which was started in December 2001 and includes approximately 33,000 square feet of office/retail space and 34 condominium units. The Signature/Riding Group started construction of a 100-unit condominium project in June 2002 on a 1.0-acre site, which we sold to Signature/Riding in April 2001. Third & King Investors, LLC (a joint venture between Catellus Development Corporation and Federal Street Operating, LLC) is proceeding with the construction of a mixed-use project, that broke ground in September 2001 and includes 595 apartments, 127,000 square feet of office/retail space, and approximately 945 parking stalls.

Mission Bay South, the 238-acre portion of Mission Bay south of Mission Creek, will be developed around UCSF’s new 2.7 million-gross-square-foot biotech/research expansion campus. In accordance with agreements among Catellus, the Regents of the University of California, and the City, UCSF is locating its expansion campus on a portion of Mission Bay South. We donated approximately 18 acres and agreed to donate approximately 11 additional acres in the future for the campus, and the City has contributed or has agreed to contribute an additional 13.3 acres. Contractors selected by UCSF will build the UCSF campus. UCSF completed its first building, a 434,000-gross-square-foot research facility, in October 2002 and took occupancy of the building in January 2003. UCSF is proceeding on the construction of its second and third buildings, 172,000-gross-square-foot and 153,000-gross-square-foot biomedical research facilities, which broke ground in August 2001 and July 2002, respectively. Pile-driving activities for UCSF’s fourth building, a 167,000-gross-square-foot community center, began in September 2002. In October 2002, we completed construction of a 283,000-square-foot office building, which is fully leased to Gap, Inc. In addition, construction of a 180,000-square-foot research facility by the Gladstone Institutes on a 1.37-acre site, which Catellus sold to Gladstone in March 2001, started in February 2003.

Approximately $63 million in Community Facility District bonds was issued in 2002 to finance the initial phases of public infrastructure at Mission Bay, and approximately $71 million of Community Facility District bonds were issued in 2001. Upon completion of the infrastructure improvements, the improvements will be transferred to the City. (See Note 15 of the accompanying notes to Consolidated Financial Statements in this Form 10-K.)

The following table summarizes commercial and residential development activities at Mission Bay. Because these activities require participation of a number of private parties and public agencies, scheduled development activities are subject to change.

Mission Bay Project

Schedule of Activity

As of December 31, 2002

	Commercial Development (in rentable square feet)				Residential Development (in units)
Project	Completed	Under Construction	In Planning	Total	Completed	Under Construction	In Planning	Total
Catellus 100% Owned
Office	283,000	—	—	283,000	—	—	—	—
Condominiums/Retail	—	33,000	—	33,000	—	34	—	34

Total Catellus 100% Owned	283,000	33,000	—	316,000	—	34	—	34

Catellus Joint Venture
Apartments/Retail	—	127,000	—	127,000	—	568	—	568
Affordable Housing	—	—	—	—	—	27	—	27

Total Catellus Joint Venture	—	127,000	—	127,000	—	595	—	595

Development by Others
UCSF:
Biotech	434,000	325,000	—	759,000	—	—	—	—
Campus Center	—	167,000	—	167,000	—	—	—	—

Total UCSF(1)	434,000	492,000	—	926,000	—	—	—	—
Apartments/Retail	12,000	—	10,000	22,000	229	—	293	522
Condominiums	—	—	—	—	—	100	—	100
Affordable Housing/Retail	10,000	—	—	10,000	121	—	160	281
Biotech	—	—	180,000	180,000	—	—	—	—

Total Development by Others	456,000	492,000	190,000	1,138,000	350	100	453	903

Total Project	739,000	652,000	190,000	1,581,000	350	729	453	1,532

Notes:

(1)	UCSF development activity square footage amounts reflect gross square feet.

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

On October 26, 2000, the Coalition for Concerned Communities, Inc. et al. (“Appellants”) filed a lawsuit (“CEQA Lawsuit”) against the Company and The City of Los Angeles in the Los Angeles Superior Court alleging land use and California Environmental Quality Act violations. On January 18, 2001, the Los Angeles Superior Court denied Appellant’s petition. On March 23, 2001, Appellants filed a notice of appeal in the Second District Court of Appeal. On July 15, 2002, the petitioners filed a motion in the Second District Court of Appeal to stop the development of the West Bluffs project until the final decision, which was denied by the Court on July 30, 2002. The Second District Court of Appeal held the hearing on the merits on September 17, 2002. The Second District Court of Appeal recently decided to postpone rendering its decision until the Court of Appeal in San Francisco rendered its decision regarding challenges to the approvals for development issued by the California Coastal Commission. A decision may be rendered by the Second District Court of Appeal in late 2003 or early 2004.

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

The Company has never declared or paid any cash dividends on its common stock. If the REIT conversion is approved at the annual meeting of shareholders, we expect to commence the payment of dividends beginning the third quarter of 2003. See Item. 1 Business, Recent Developments.

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

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Statement of Operations Data:
Revenues
Rental revenue	$266,951	$232,106	$203,691	$169,286	$146,011
Sales revenue	139,604	245,804	451,096	347,005	206,441
Management, development and other fees	7,088	6,000	15,460	14,968	16,792

	413,643	483,910	670,247	531,259	369,244

Costs and expenses
Property operating costs	(71,559)	(61,704)	(54,468)	(46,054)	(41,071)
Cost of sales	(89,661)	(149,698)	(337,755)	(259,157)	(154,903)
Selling, general and administrative expenses	(25,990)	(26,570)	(45,801)	(31,727)	(22,232)
Corporate administrative costs	(17,705)	(19,256)	(15,675)	(14,760)	(15,303)
Depreciation and amortization	(63,149)	(51,891)	(45,939)	(38,639)	(33,464)

	(268,064)	(309,119)	(499,638)	(390,337)	(266,973)

Operating Income	145,579	174,791	170,609	140,922	102,271

Other income
Equity in earnings of operating joint ventures, net	8,277	8,833	9,809	10,668	9,368
Equity in earnings of development joint ventures, net	29,232	25,978	27,780	10,152	6,627
Gain on non-strategic asset sales	7,264	3,909	46,279	6,803	18,929
Interest income	9,871	23,608	11,203	5,087	1,200
Other	9,196	5,740	235	329	2,158

	63,840	68,068	95,306	33,039	38,282

Other expenses
Interest expense	(60,188)	(56,753)	(49,975)	(38,246)	(36,109)
Other	(2,023)	(17,477)	(19,849)	(15,164)	(4,204)

	(62,211)	(74,230)	(69,824)	(53,410)	(40,313)

Income before minority interests, income taxes, discontinued operations, and extraordinary items.	147,208	168,629	196,091	120,551	100,240
Minority interests	(6,106)	(6,142)	(10,701)	(3,247)	(674)

Income before income taxes, discontinued operations, and extraordinary items	141,102	162,487	185,390	117,304	99,566

Income tax expense
Current	(32,567)	(16,367)	(12,254)	(17,097)	(11,739)
Deferred	(21,385)	(49,499)	(62,556)	(30,351)	(28,366)

	(53,952)	(65,866)	(74,810)	(47,448)	(40,105)

Income from continuing operations	87,150	96,621	110,580	69,856	59,461

Discontinued operations, net of tax
Gain from disposal of discontinued operations	13,748	—	—	—	—
Loss (gain) from discontinued operations	(242)	(100)	427	364	442

Gain (loss) from discontinued operations	13,506	(100)	427	364	442

Income before extraordinary items	100,656	96,521	111,007	70,220	59,903
Extraordinary items	—	—	—	26,652	(25,165)

Net income	$100,656	$96,521	$111,007	$96,872	$34,738

Net income per share—assuming dilution:
Income from continuing operations	$0.97	$0.94	$1.02	$0.64	$0.55
Income from discontinued operations	0.16	—	—	—	—

Before extraordinary items	1.13	0.94	1.02	0.64	0.55
Extraordinary items	—	—	—	0.25	(0.23)

Net income per share after extraordinary items—assuming dilution	$1.13	$0.94	$1.02	$0.89	$0.32

Average number of common shares outstanding—assuming dilution	89,463	102,685	109,017	109,146	109,420

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except percentages)
Balance Sheet Data:
Total properties, net	$2,048,158	$1,921,951	$1,705,538	$1,649,171	$1,402,496
Total assets	$2,695,449	$2,415,515	$2,274,416	$1,853,106	$1,623,719
Mortgage and other debt	$1,500,955	$1,310,457	$1,134,563	$875,564	$873,207
Total stockholders’ equity	$545,969	$435,257	$683,245	$590,972	$490,229
Cash Flow Data:
Net cash provided by operating activities	$187,146	$341,764	$296,013	$183,864	$120,706
Net cash used in investing activities	$(333,285)	$(267,553)	$(224,161)	$(238,388)	$(275,342)
Net cash provided by (used in) financing activities	$198,371	$(188,074)	$229,296	$36,959	$190,317
Other Operating Data:
EBDDT (1)	$178,599	$183,141	$159,270	$128,628	$103,394
Buildings owned (square feet)	36,976	30,900	28,756	24,743	19,657
Leased percentage	94.5%	94.4%	95.7%	93.6%	94.9%
Debt to total market capitalization(2)	46.5%	45.1%	37.9%	38.9%	36.4%
Capital investments(3)	$391,411	$448,676	$450,040	$540,024	$459,783
Other Data:
Total market capitalization(4)	$3,231,000	$2,903,000	$2,991,000	$2,249,000	$2,402,000

(1)	We have historically used a supplemental performance measure called Earnings Before Depreciation and Deferred Taxes (“EBDDT”), along with net income, to report our operating results. EBDDT is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Further, EBDDT is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. EBDDT provides relevant information about our operations and is useful, along with net income, for an understanding of our operating results.

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

(2)	Represents the ratio of total debt to equity market capitalization (based on the number of common shares outstanding at the end of the period indicated multiplied by the closing stock price for each respective period) plus total debt.
(3)	Represents expenditures for commercial and residential development for projects to be developed and sold or held for rental. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Flows From Investing Activities in this Form 10-K.
(4)	Represents the number of common shares outstanding multiplied by the closing stock price at the end of the period indicated plus mortgage and other debt.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company:

Catellus Development Corporation is a publicly traded real estate operating company with a significant portfolio of rental properties and developable land. Catellus specializes in developing, managing, and investing in a broad range of product types including industrial, office, residential, retail, and major urban development projects. It owns a portfolio of rental properties totaling 37.0 million square feet and one of the largest supplies of developable land in the western United States, capable of supporting more than 38 million square feet of new commercial development and an estimated 9,300 residential lots and units.

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

The table below provides the rental portfolio rental revenue less property operating costs for the year ended December 31, 2002, and square feet by state at December 31, 2002:

Rental Revenue less Property Operating Costs by State

	Industrial		Office		Retail		Total
	Rental Revenue less Property Operating Expenses	% of Total	Rental Revenue less Property Operating Expenses	% of Total	Rental Revenue less Property Operating Expenses	% of Total	Rental Revenue less Property Operating Expenses	% of Total
	(In thousands, except percentages)
Southern California	$51,468	25.2%	$4,977	2.5%	$2,851	1.3%	$59,296	29.0%
Northern California	27,635	13.5%	11,301	5.5%	6,198	3.0%	45,134	22.0%
Illinois	18,926	9.3%	6,510	3.2%	—	—	25,436	12.5%
Texas	9,123	4.5%	5,816	2.8%	—	—	14,939	7.3%
Colorado	7,505	3.7%	2,626	1.3%	996	0.5%	11,127	5.5%
Maryland	3,106	1.5%	—	—	—	—	3,106	1.5%
Oregon	2,369	1.1%	420	0.2%	318	0.2%	3,107	1.5%
Arizona	2,141	1.0%	—	—	362	0.2%	2,503	1.2%
Ohio	2,393	1.2%	—	—	—	—	2,393	1.2%
Kentucky	972	0.5%	—	—	—	—	972	0.5%
Oklahoma	110	0.1%	—	—	—	—	110	0.1%
Kansas	(4)	—	—	—	—	—	(4)	—

Subtotal	$125,744	61.6%	$31,650	15.5%	$10,725	5.2%	168,119	82.3%

Ground Leases							21,271	10.4%
Other Properties							6,488	3.2%

							195,878
Equity in Earnings of Operating Joint Ventures							8,277	4.1%

Total(1)							$204,155	100%

(1)	Includes discontinued operations

Square Feet by State

	Industrial		Office		Retail		Total
	Square Feet	% of Total	Square Feet	% of Total	Square Feet	% of Total	Square Feet	% of Total
	(In thousands, except percentages)
Southern California	12,200	33.0%	574	1.5%	176	0.5%	12,950	35.0%
Northern California	5,773	15.6%	808	2.2%	481	1.3%	7,062	19.1%
Illinois	5,921	16.0%	584	1.6%	—	—	6,505	17.6%
Texas	3,264	8.8%	868	2.4%	—	—	4,132	11.2%
Colorado	2,033	5.6%	273	0.7%	100	0.2%	2,406	6.5%
Arizona	1,123	3.0%	—	—	74	0.2%	1,197	3.2%
Ohio	966	2.6%	—	—	—	—	966	2.6%
Kentucky	549	1.5%	—	—	—	—	549	1.5%
Oregon	449	1.2%	57	0.2%	37	0.1%	543	1.5%
Maryland	471	1.3%	—	—	—	—	471	1.3%
Oklahoma	125	0.3%	—	—	—	—	125	0.3%
Kansas	70	0.2%	—	—	—	—	70	0.2%

Total	32,944	89.0%	3,164	8.6%	868	2.3%	36,976	100%

Suburban Commercial:

The Suburban Commercial segment acquires and develops suburban commercial business parks for our own account and the account of others. Net income consists primarily of sales gains from development properties sold and construction management, developer, and loan guarantee fees.

The table below provides the development potential, by square feet, of our Suburban Commercial land portfolio:

Project Name	City	December 31, 2002
		Square feet
		(In thousands)
Southern California

Kaiser Commerce Center	Fontana	3,214
Crossroads Business Park	Ontario	2,016
Rancho Pacific Distribution Centre	Rancho Cucamonga	318
Pacific Center	Anaheim	44

Subtotal Southern Calif.		5,592

Northern California

Pacific Commons	Fremont	3,634
Duck Creek	Stockton	2,000
Alameda FISC (controlled)	Alameda	1,300	(1)
Spreckels Business Park	Manteca	686
Regatta Business Park	Richmond	89

Subtotal Northern Calif.		7,709

Total California		13,301

Illinois

Minooka	Minooka	2,298	(2)
Internationale Centre	Woodridge	976
Prairie Glen Corporate Campus	Glenview	437	(3)
Joliet	Joliet	370
International Centre West	Romeoville	102

Subtotal Illinois		4,183

Texas

Hobby Business Park	Houston	1,969
Gateway Corporate Center	Coppell	1,120
Stellar Way Business Park	Grand Prairie	814
Gateway East Business Park	Garland	763
Plano	Plano	403
Ft. Worth	Ft. Worth	104

Subtotal Texas		5,173

Other

South Shore Corp. Park	Gresham/Portland, OR	1,111
Circle Point Corporate Center	Westminster, CO	685
Stapleton Business Park	Denver, CO	609
Cedar Grove Business Park	Louisville, KY	545
Santa Fe Industrial Center	Oklahoma, OK	300

Subtotal Other		3,250

Total Outside California		12,606

Total Suburban Commercial Inventory		25,907

(1)	See summary of Alameda, California project under Item 1. Business, Suburban Commercial Group.
(2)	Excluded from this balance is approximately 4.8 million square feet that is under option.
(3)	Included in this balance is 425,000 square feet that is under option.

Suburban Residential:

The Suburban Residential segment acquires and develops land primarily for single-family residential property, via direct investment or through joint ventures, and sells finished lots to homebuilders. This segment also owns an interest in a joint venture that develops senior housing.

The table below provides the development potential, by lots/homes, of our Suburban Residential land portfolio:

	Ownership Interest	Lots/Units at December 31, 2002
Colorado
Vista Range, Commerce City	100%	2,149

Northern California
Alameda—(controlled)	100%	485
Hercules	100%	22
Serrano, Sacramento	50%	1,190
Parkway, Sacramento (multi-family)	50%	538

		2,235

Southern California
Talega Seniors, San Clemente	50%	65
Talega, San Clemente	30%	1,226
West Bluffs, Playa del Rey(1)	100%	114

		1,405

Total		5,789

(1)	We have entitlements for this project; however, the entitlements are being challenged under the California Environmental Quality Act and the California Coastal Act (see Legal Proceedings section).

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

Corporate:

Corporate consists primarily of administrative costs and interest contra-expense. Corporate interest (contra-expense) represents required capitalized interest on qualifying assets in the Suburban and Urban segments in excess of interest directly incurred by these segments. As these qualifying assets are sold, the corresponding capitalized interest is reflected as cost of sales in the Corporate segment or, for those assets transferred to Asset Management, as the assets are placed in service, the corresponding interest capitalized is added to the cost basis of the asset and depreciated over the life of the building.

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

Environmental and legal reserves

We incur ongoing environmental remediation costs, including cleanup costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to cleanup, litigation defense, and the pursuit of responsible third parties. We maintain a reserve for estimated costs of environmental remediation to be incurred in connection with operating properties and properties previously sold; these reserves, when established, are expensed. Costs relating to undeveloped land are capitalized as part of development costs, and costs incurred for properties to be sold are deferred and charged to cost of sales when the properties are sold; these costs are anticipated to be incurred over a period of twenty years. Our estimates are developed based on reviews that took place over many years based upon then-prevailing law and identified site conditions. Because of the breadth of our portfolio, and past sales, we are unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs. Should a previously undetected, substantial environmental hazard be found on our properties, significant liquidity could be consumed by the resulting cleanup requirements, and a material expense may be recorded.

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

Below is a summary of Net income by segment and EBDDT for the Year Ended December 31, 2002:

	Asset Management	Suburban
		Commercial	Residential	Urban	Corporate	Total(2)
	(In thousands)
Revenue
Rental revenue	$267,807	$—	$—	$—	$—	$267,807
Sales revenue	43,184	52,966	59,107	14,500	—	169,757
Management, development and other fees	42	2,973	1,516	2,557	—	7,088

	311,033	55,939	60,623	17,057	—	444,652

Costs and expenses
Property operating costs	(71,929)	—	—	—	—	(71,929)
Cost of sales	(14,256)	(42,689)	(28,862)	(11,154)	(601)	(97,562)
Selling, general and administrative expenses	(1,185)	(9,576)	(8,316)	(6,913)	—	(25,990)
Corporate administrative costs	—	—	—	—	(17,705)	(17,705)
Depreciation and amortization	(59,170)	(673)	(182)	(1,065)	(2,349)	(63,439)

	(146,540)	(52,938)	(37,360)	(19,132)	(20,655)	(276,625)

Operating Income	164,493	3,001	23,263	(2,075)	(20,655)	168,027

Other income
Equity in earnings of operating joint ventures, net	8,277	—	—	—	—	8,277
Equity in earnings of development joint ventures, net	—	—	33,063	—	(3,831)	29,232
Gain on non-strategic asset sales	7,264	—	—	—	—	7,264
Interest income	2,498	980	5,941	10	442	9,871
Other	8,304	633	259	—	—	9,196

	26,343	1,613	39,263	10	(3,389)	63,840

Other expenses
Interest expense	(78,831)	—	—	—	18,055	(60,776)
Other	(111)	(2,163)	(125)	(139)	515	(2,023)

	(78,942)	(2,163)	(125)	(139)	18,570	(62,799)

Minority interests	(6,106)	—	—	—	—	(6,106)
Income taxes	(40,455)	(937)	(23,848)	842	2,092	(62,306)

Net income (loss)	$65,333	$1,514	$38,553	$(1,362)	$(3,382)	100,656

Depreciation and amortization						63,439
Depreciation recapture						(8,121)
Deferred income taxes						29,889
Gain on non-strategic asset sales						(7,264)

Earnings before depreciation and deferred taxes(1)						$178,599

(1)	EBDDT is calculated by making various adjustments to net income. Depreciation, amortization, and deferred income taxes are added back to net income as they represent non-cash charges. Since depreciation expense is added back to net income in arriving at EBDDT, the portion of gain on property sales attributable to depreciation recapture is excluded from EBDDT. In addition, gains on the sale of non-strategic assets and extraordinary items, including their current tax effect, represent unusual and/or non-recurring items and are excluded from the EBDDT calculation.
(2)	As discussed in the General section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 13 to Consolidated Financial Statements for reconciliation to Statement of Operations format.

Below is a summary of Net income by segment and EBDDT for the Year Ended December 31, 2001:

	Asset Management	Suburban
		Commercial	Residential	Urban	Corporate	Total(2)
	(In thousands)
Revenue
Rental revenue	$234,881	$—	$—	$—	$—	$234,881
Sales revenue	71,818	75,686	48,507	49,793	—	245,804
Management, development and other fees	145	3,679	1,394	782	—	6,000

	306,844	79,365	49,901	50,575	—	486,685

Costs and expenses
Property operating costs	(62,663)	—	—	—	—	(62,663)
Cost of sales	(30,744)	(50,896)	(30,202)	(37,337)	(519)	(149,698)
Selling, general and administrative expenses	(1,235)	(9,607)	(11,379)	(4,349)	—	(26,570)
Corporate administrative costs	—	—	—	—	(19,256)	(19,256)
Depreciation and amortization	(47,925)	(514)	(311)	(1,853)	(1,855)	(52,458)

	(142,567)	(61,017)	(41,892)	(43,539)	(21,630)	(310,645)

Operating Income	164,277	18,348	8,009	7,036	(21,630)	176,040

Other income
Equity in earnings of operating joint ventures, net	8,833	—	—	—	—	8,833
Equity in earnings of development joint ventures, net	—	9	27,670	—	(1,701)	25,978
Gain on non-strategic asset sales	3,909	—	—	—	—	3,909
Interest income	5,058	2,275	1,924	1,138	13,213	23,608
Other	1,547	505	—	3,398	290	5,740

	19,347	2,789	29,594	4,536	11,802	68,068

Other expenses
Interest expense	(75,110)	(7)	—	(684)	17,656	(58,145)
Other	(1,087)	(2,959)	(5,792)	180	(7,843)	(17,501)

	(76,197)	(2,966)	(5,792)	(504)	9,813	(75,646)

Minority interests	(6,059)	—	(83)	—	—	(6,142)
Income taxes	(41,091)	(7,366)	(12,861)	(4,487)	6	(65,799)

Net income (loss)	$60,277	$10,805	$18,867	$6,581	$(9)	96,521

Depreciation and amortization						52,458
Depreciation recapture						(11,428)
Deferred income taxes						49,499
Gain on non-strategic asset sales						(3,909)

Earnings before depreciation and deferred taxes(1)						$183,141

(1)	EBDDT is calculated by making various adjustments to net income. Depreciation, amortization, and deferred income taxes are added back to net income as they represent non-cash charges. Since depreciation expense is added back to net income in arriving at EBDDT, the portion of gain on property sales attributable to depreciation recapture is excluded from EBDDT. In addition, gains on the sale of non-strategic assets and extraordinary items, including their current tax effect, represent unusual and/or non-recurring items and are excluded from the EBDDT calculation.
(2)	As discussed in the General section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 13 to Consolidated Financial Statements for reconciliation to Statement of Operations format.

Below is a summary of Net income by segment and EBDDT for the Year Ended December 31, 2000:

	Asset Management	Suburban
		Commercial	Residential	Urban	Corporate	Total(2)
	(In thousands)
Revenue
Rental revenue	$206,762	$—	$—	$—	$—	$206,762
Sales revenue	89,323	68,951	292,822	—	—	451,096
Management, development and other fees	11,814	999	1,498	1,149	—	15,460

	307,899	69,950	294,320	1,149	—	673,318

Costs and expenses
Property operating costs	(55,272)	—	—	—	—	(55,272)
Cost of sales	(46,410)	(52,415)	(238,930)	—	—	(337,755)
Selling, general and administrative expenses	(8,903)	(9,643)	(25,007)	(2,248)	—	(45,801)
Corporate administrative costs	—	—	—	—	(15,675)	(15,675)
Depreciation and amortization	(42,090)	(747)	(108)	(1,684)	(1,876)	(46,505)

	(152,675)	(62,805)	(264,045)	(3,932)	(17,551)	(501,008)

Operating Income	155,224	7,145	30,275	(2,783)	(17,551)	172,310

Other income
Equity in earnings of operating joint ventures, net	9,809	—	—	—	—	9,809
Equity in earnings of development joint ventures, net	—	13	27,767	—	—	27,780
Gain on non-strategic asset sales	46,279	—	—	—	—	46,279
Interest income	3,021	2,724	802	4	4,652	11,203
Other	(136)	142	504	(63)	(212)	235

	58,973	2,879	29,073	(59)	4,440	95,306

Other expenses
Interest expense	(57,832)	(4)	(546)	(1,153)	8,571	(50,964)
Other	(532)	(2,342)	(13,515)	40	(3,500)	(19,849)

	(58,364)	(2,346)	(14,061)	(1,113)	5,071	(70,813)

Minority interests	(6,347)	—	(4,354)	—	—	(10,701)
Income taxes	(60,320)	(3,098)	(16,517)	1,596	3,244	(75,095)

Net income (loss)	$89,166	$4,580	$24,416	$(2,359)	$(4,796)	111,007

Depreciation and amortization						46,505
Depreciation recapture						(14,519)
Deferred income taxes						62,556
Gain on non-strategic asset sales						(46,279)

Earnings before depreciation and deferred taxes(1)						$159,270

(1)	EBDDT is calculated by making various adjustments to net income. Depreciation, amortization, and deferred income taxes are added back to net income as they represent non-cash charges. Since depreciation expense is added back to net income in arriving at EBDDT, the portion of gain on property sales attributable to depreciation recapture is excluded from EBDDT. In addition, gains on the sale of non-strategic assets and extraordinary items, including their current tax effect, represent unusual and/or non-recurring items and are excluded from the EBDDT calculation.
(2)	As discussed in the General section of this MD&A, these amounts do not consider the effect of discontinued operations. See Note 13 to Consolidated Financial Statements for reconciliation to Statement of Operations format.

Variance Year Ended December 31, 2002 vs Year Ended December 31, 2001:

	Asset Management	Suburban
		Commercial	Residential	Urban	Corporate	Total
	(In thousands)
Revenue
Rental revenue	$32,926	$—	$—	$—	$—	$32,926
Sales revenue	(28,634)	(22,720)	10,600	(35,293)	—	(76,047)
Management, development and other fees	(103)	(706)	122	1,775	—	1,088

	4,189	(23,426)	10,722	(33,518)	—	(42,033)

Costs and expenses
Property operating costs	(9,266)	—	—	—	—	(9,266)
Cost of sales	16,488	8,207	1,340	26,183	(82)	52,136
Selling, general and administrative expenses	50	31	3,063	(2,564)	—	580
Corporate administrative costs	—	—	—	—	1,551	1,551
Depreciation and amortization	(11,245)	(159)	129	788	(494)	(10,981)

	(3,973)	8,079	4,532	24,407	975	34,020

Operating Income	216	(15,347)	15,254	(9,111)	975	(8,013)

Other income
Equity in earnings of operating joint ventures, net	(556)	—	—	—	—	(556)
Equity in earnings of development joint ventures, net	—	(9)	5,393	—	(2,130)	3,254
Gain on non-strategic asset sales	3,355	—	—	—	—	3,355
Interest income	(2,560)	(1,295)	4,017	(1,128)	(12,771)	(13,737)
Other	6,757	128	259	(3,398)	(290)	3,456

	6,996	(1,176)	9,669	(4,526)	(15,191)	(4,228)

Other expenses
Interest expense	(3,721)	7	—	684	399	(2,631)
Other	976	796	5,667	(319)	8,358	15,478

	(2,745)	803	5,667	365	8,757	12,847

Minority interests	(47)	—	83	—	—	36
Income taxes	636	6,429	(10,987)	5,329	2,086	3,493

Net income (loss)	$5,056	$(9,291)	$19,686	$(7,943)	$(3,373)	4,135

Depreciation and amortization						10,981
Depreciation recapture						3,307
Deferred income taxes						(19,610)
Gain on non-strategic asset sales						(3,355)

Earnings before depreciation and deferred taxes						$(4,542)

Variance Year Ended December 31, 2001 vs Year Ended December 31, 2000:

	Asset Management	Suburban
		Commercial	Residential	Urban	Corporate	Total
	(In thousands)
Revenue
Rental revenue	$28,119	$—	$—	$—	$—	$28,119
Sales revenue	(17,505)	6,735	(244,315)	49,793	—	(205,292)
Management, development and other fees	(11,669)	2,680	(104)	(367)	—	(9,460)

	(1,055)	9,415	(244,419)	49,426	—	(186,633)

Costs and expenses
Property operating costs	(7,391)	—	—	—	—	(7,391)
Cost of sales	15,666	1,519	208,728	(37,337)	(519)	188,057
Selling, general and administrative expenses	7,668	36	13,628	(2,101)	—	19,231
Corporate administrative costs	—	—	—	—	(3,581)	(3,581)
Depreciation and amortization	(5,835)	233	(203)	(169)	21	(5,953)

	10,108	1,788	222,153	(39,607)	(4,079)	190,363

Operating Income	9,053	11,203	(22,266)	9,819	(4,079)	3,730

Other income
Equity in earnings of operating joint ventures, net	(976)	—	—	—	—	(976)
Equity in earnings of development joint ventures, net	—	(4)	(97)	—	(1,701)	(1,802)
Gain on non-strategic asset sales	(42,370)	—	—	—	—	(42,370)
Interest income	2,037	(449)	1,122	1,134	8,561	12,405
Other	1,683	363	(504)	3,461	502	5,505

	(39,626)	(90)	521	4,595	7,362	(27,238)

Other expenses
Interest expense	(17,278)	(3)	546	469	9,085	(7,181)
Other	(555)	(617)	7,723	140	(4,343)	2,348

	(17,833)	(620)	8,269	609	4,742	(4,833)

Minority interests	288	—	4,271	—	—	4,559
Income taxes	19,229	(4,268)	3,656	(6,083)	(3,238)	9,296

Net income (loss)	$(28,889)	$6,225	$(5,549)	$8,940	$4,787	(14,486)

Depreciation and amortization						5,953
Depreciation recapture						3,091
Deferred income taxes						(13,057)
Gain on non-strategic asset sales						42,370

Earnings before depreciation and deferred taxes						$23,871

The following is a schedule of the largest ten tenants of our rental portfolio, based on GAAP rents:

Customer Name	State	Type of Product Leased	% of Total Base Rent as of December 31, 2002
The Gap	CA	Office	6.8%
APL Logistics, Inc	CA, IL, KY, TX	Industrial	4.7%
Ford Motor Company	CA, CO, TX	Industrial	2.2%
Kellogg’s USA, Inc.	CA, IL, CO	Industrial	2.0%
J.C. Penney Company	TX	Office	2.0%
Exel Corporation	CA	Industrial	1.9%
Home Depot USA, Inc.	CA	Industrial/Retail	1.6%
Gillette Company	CA, IL	Industrial	1.4%
MCI Telecommunications(1)	CA, WA, IL, MN, TX, OK, OR	Office/Ground Leases	1.4%
Office Depot, Inc.	CA	Industrial/Retail	1.3%

(1)	The Company has ten leases with MCI WORLDCOM Communications, Inc., or its affiliates (“MCI”). On July 21, 2002, a group of MCI Companies filed for Chapter 11 reorganization. Pursuant to an order of the United States Bankruptcy Court, the MCI Companies have until September 22, 2003, to assume or reject the leases, but they remain obligated under the Bankruptcy Code to continue to perform their obligations under each lease in a timely manner pending the assumption or rejection of that lease. MCI has stated its intention to file a Chapter 11 plan by April 15, 2003, and will reduce some of the leased space.

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

We do not expect substantial changes in rental income from our Same Space rental portfolio; rather, we expect that growth in overall portfolio rental income will result primarily from new properties we will add to our rental portfolio over time.

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

For the year ended December 31, 2002, we also closed on the sales of 456 residential lots, compared to 396 residential lots and 55 homes during the same period in 2001. For the year ended December 31, 2000, the gain from Suburban Residential segment included $13.4 million from the sale of our homebuilding assets to a limited liability company formed in 2000 managed by Brookfield Homes of California, Inc. (“BHC, LLC”), $10.2 million from the closing of an 80-lot site in San Francisco, and $30.3 million resulting primarily from the closings of 512 lots and 347 homes (see Variability in Results section).

In addition, the gain for 2002 and 2001 from Suburban Residential segment included $2.1 million and $1.1 million, respectively, of our portion of profit participation related to certain properties that were sold in the prior year (see Variability in Results section).

Management, Development and Other Fees

Management, development and other fees primarily consist of fees earned related to development and construction management services provided to third parties as well as our joint venture projects. The increase in 2002 was primarily because of new fees included in 2002 from development management activities commenced in September 30, 2001, related to a new joint venture development at the Mission Bay project of $2.6 million, management fees related to two build-to-suit construction management contracts of $1.4 million, construction management fees related to investments in three unconsolidated joint ventures in Colorado of $1 million, and management fees from a joint venture project of $0.7 million. The decrease in management fees of $9.5 million in 2001, compared to 2000, was primarily due to the expiration of the contract to manage and sell the non-railroad real estate assets of a major railroad company, partially offset by an increase in development and management fees related to a construction management contract with a ground lease lessee.

Selling, General and Administrative Expenses

To better understand the results of our operations and provide a meaningful commentary on the matters which impact our business, we have separated these expenses into two categories. Expenses incurred related to our property sales and fee services business are reflected as selling, general and administrative expenses, while the general and administrative expenses related to corporate management activities are reflected as corporate administrative costs.

Selling, general and administrative expenses decreased $0.6 million in 2002 primarily due to employee-related expenses and legal expenses. Selling, general and administrative expenses decreased $19.2 million in 2001 primarily due to the decreased number of employees related to the sale of our homebuilding assets to BHC, LLC, in 2000.

Corporate Administrative Costs

To better understand the results of our operations and provide a meaningful commentary on the matters which impact our business, we have separated these expenses into two categories. Expenses incurred related to our property sales and fee services business are reflected as selling, general and administrative expenses, while the general and administrative expenses related to corporate management activities are reflected as corporate administrative costs.

Corporate administrative costs consist primarily of general and administrative expenses. General and administrative expenses decreased by $1.6 million in 2002 but increased $3.6 million in 2001. The decrease in 2002 was primarily because of decreases in employee-related expenses and marketing expenses. The increase in 2001 was primarily because of increases in employee-related expenses.

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

Other Income

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

Equity in Earnings of Development Joint Ventures, Net

Our equity in earnings of development joint ventures, net is generated from our Suburban Residential investments. The tables below summarize our share of the activities of joint ventures for the years ended December 31, 2002, 2001, and 2000. The increase in 2002, compared to 2001, in our gain from sales is primarily because of an increase in sales volume, partially offset by the sale of our investment interest in the Brookfield joint venture during 2001. The decrease in our gain from sales in 2001, compared to 2000, is primarily because of lower sales volumes from Serrano and Talega, partially offset by gain from new joint ventures Parkway and Talega Village (see Variability in Results section). As we have not entered into any significant new joint ventures in 2002, the equity in earnings of development joint ventures, net will likely decline beyond 2003.

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

Gain on Non-Strategic Asset Sales

Gain on sales of non-strategic assets increased $3.4 million in 2002 but decreased $42.4 million in 2001. The increase in 2002, compared to 2001, was primarily because of higher sales of remaining desert property in 2002. The decrease in 2001, compared to 2000, was primarily because of a significant sale of desert land that was ultimately transferred to the federal government in 2000. We estimate the gain on non-strategic asset sales in

2003 to increase slightly over that of 2002; however, because the non-strategic asset inventory is depleting, we expect future gain on non-strategic asset sales to decrease over time (see Variability in Results section).

Interest Income

Interest income was $9.9 million for the year ended December 31, 2002, as compared to $23.6 million for the same period of 2001. The decrease was because of lower average cash balances and lower average interest rates. Interest income increased $12.4 million for the year ended December 31, 2001, as compared to the same period of 2000, because of higher average cash balances and higher average interest rates.

Other

Other income consists primarily of lease termination fees and other miscellaneous income. Lease termination fees for the years ended December 31, 2002 and 2001, were $8.3 million and $3.4 million, respectively. There was no lease termination fee for the year ended December 31, 2000. For the year ended December 31, 2001, other income also included $1.3 million of gain from a condemnation sale.

Other Expenses

Interest Expense

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

Interest incurred increased $1.5 million and $14 million for the years ended December 31, 2002 and 2001, respectively, primarily because of higher average debt balance as a result of additional debt placed on the newly completed operating rental properties. The changes in capitalized interest in 2002 and 2001 were because of changes in development activities.

Other

Other expenses consist primarily of expenses of previously capitalized costs and other miscellaneous expenses. The decrease in other expenses from $17.5 million for the year ended December 31, 2001, to $2.0 million for the same period of 2002, was because in 2001 we incurred $6.5 million of consulting fees, $5.1 million of expenses related to costs overruns on a fixed-price construction contract, and a $2.5 million expense for certain predevelopment costs previously capitalized. The decrease in other expenses of $2.4 million for the year ended December 31, 2001, as compared to 2000, was primarily because of lower expenses related to cost overruns on the fixed-price construction contract of $6.7 million in 2001, offset by $3.0 million higher consulting fees.

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

Current tax rates increased in 2002, as compared to 2001, primarily due to fewer tax-deferred property exchanges, a decrease in the amount of stock options exercised, and lower interest rates. Current tax rates increased in 2001, as compared to 2000, primarily due to fewer tax-deferred property exchanges and fewer tax credits in 2001. Gains from tax-deferred exchange property sales are recognized for financial reporting purposes, but the associated tax liability is not incurred for tax purposes until the replacement property is sold. All of our net operating loss carryforwards have been used. We estimate current tax rates to be above 2002 levels; however, we anticipate that the overall tax rate in 2003 will be lower than the overall tax rate in 2002.

Accordingly, deferred taxes decreased in 2002, compared to 2001, and in 2001, compared to 2000, primarily due to decreases in the number of tax-deferred property exchanges. The decrease in 2002 also reflects fewer stock options exercised in 2002 compared to 2001.

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

Generally any funding of off-balance sheet guarantees would result in the increase of Catellus’ ownership interest in a project or entity similar to the treatment of a unilateral additional capital contribution to an investee.

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

The following table summarizes our outstanding commitments as of December 31, 2002, and the effect such commitments may have on liquidity and cash flow in future periods:

			Amount of Commitment Expiration Per Period
Commitments	Total Amounts Committed		Expire within 2003	Expire in 2004-2006	Expire in 2007- 2008	Expire Thereafter
	(In thousands)
Standby Letters of Credit, Surety Bonds and Commitments	$379,628	(3)	$304,032	$75,596	$—	$—
Debt Guarantees of Unconsolidated JVs	44,624		5,000	39,624	—	—

Total Commitments	$424,252		$309,032	$115,220	$—	$—

(3)	Includes approximately $42.4 million of commitments that have no specific expiration dates, which we have assumed to expire within one year for purposes of this table.

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

In 2001, we invested approximately $26.8 million in property and other acquisitions: $3.8 million for the acquisition of commercial land with the intent to sell and $23 million, including a $10 million seller-financed note, for the acquisition of an ownership interest in a joint venture in Folsom, California.

In 2000, we invested approximately $26.5 million for the acquisitions of residential development property in California, directly or through joint ventures; these acquisitions would support up to 479 homes/lots.

Investing property acquisitions—For the year ended December 31, 2002, we invested approximately $34.1 million in investing property acquisitions: $16.4 million for the acquisition of commercial buildings, which added approximately 488,000 square feet to our rental portfolio; $8 million for the acquisition of commercial land, which added 3 million square feet of potential development; and $9.7 million for the acquisition of furniture, fixtures, and equipment, primarily consisting of a corporate aircraft.

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

In 2000, we invested approximately $39.9 million in property acquisitions, including a $1.7 million seller-financed note, for the acquisition of commercial and mixed-used development land, which added approximately 10.2 million square feet of potential development and $2.7 million for the acquisition of furniture, fixtures, and equipment.

Reimbursable construction costs—For the years ended December 31, 2002, 2001, and 2000, approximately $97 million, $35.6 million, and $13.2 million, respectively, of total predevelopment and infrastructure costs incurred are reimbursable, pursuant to various Community Facility District (“CFD”) bonds issued in 2002 and 2001, various assessment district bonds, and third parties.

During 2002, approximately $44.7 million was reimbursed, of which approximately $42.8 million was from CFD bonds and approximately $1.9 million was from third parties. During 2001, approximately $17.4 million was reimbursed, of which $13.3 million was from CFD bonds and $4.1 million was from third parties. During 2000, we did not receive any reimbursements for reimbursable costs incurred.

Subsequent to December 31, 2002, an additional $5.7 million was reimbursed, of which approximately $1.7 million was from CFD bonds, approximately $2.6 million from assessment district bonds, and approximately $1.4 million from third parties.

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

REIT-related Distribution and Quarterly Dividends

As part of the proposed REIT conversion and in order to be eligible to elect REIT status (see Item 1. Business—Recent Developments), we expect to provide to stockholders a one-time distribution of pre-REIT earnings and profits (“E&P”). The distribution will be in the form of, at the election of each stockholder, cash, shares of common stock in the REIT, or a combination of both. We currently expect that the E&P distribution will be comprised of approximately $100 million cash and $200 million in stock of the REIT. In the event we receive a favorable determination from the Internal Revenue Service in connection with a ruling we are currently seeking, we will limit the amount of cash payable in the E&P distribution to $100 million. We presently do not expect to limit the total amount of cash available for distribution if we do not receive a favorable ruling. Absent such a limit, the total amount of cash distributed will depend upon the extent to which our stockholders elect to receive cash rather than shares of common stock in the REIT. If we do not receive the private letter ruling and a sufficient number of shareholders elect to receive cash, we may have to borrow funds to fulfill the requirements of the special E&P distribution.

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

Debt covenants—Three of our credit agreements, totaling $135 million, contain corporate financial covenants including a minimum debt service coverage ratio of 1.6 to 1, a maximum leverage ratio of 60%, and a minimum tangible net worth of $435.2 million (subject to adjustment for stock buybacks), all terms as defined in those credit agreements. As of or for the period ending December 31, 2002, the actual results were 1.97, 54.1%, and $546 million, respectively. Our partial guarantee of one of our joint venture’s construction loans of $165 million has the same debt service and tangible net worth covenants, but a different maximum leverage covenant definition. Under this definition our leverage ratio is 57.3% versus a covenant of 65% at a maximum. Our performance against these covenants is measured on a quarterly basis, with debt service coverage being measured on a four-quarter trailing basis. In the event we were to breach any of these covenants and were unable to negotiate satisfactory waivers or amendments, our lenders in these credit facilities could declare amounts outstanding due and payable.

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

Insurance—Changes in the insurance industry over the last year have caused the availability of certain types of coverage to decrease and the cost of available coverage to increase. In renewing our policies, we were able to essentially obtain all of our historical levels and types of insurance (although at a higher cost and, in certain instances, a higher deductible level and/or more restrictive conditions), except (1) liability coverage for our residential business, which now has a higher deductible and a much lower policy limit and (2) terrorism insurance, which was initially excluded from our property coverage placed on October 1, 2002. However, under the United States Terrorism Risk Insurance Act of 2002, carriers are now required to offer us terrorism coverage and are allowed to charge an incremental premium for such coverage. We have elected to obtain coverage that matches the risk profile for our portfolio of properties, primarily consisting of distribution/warehouse and suburban office and retail that we consider to be relatively low risk. It is estimated that this coverage will be in place sometime in the second quarter of 2003. We have placed a stand-alone terrorism policy for a single asset located near downtown San Francisco and expect that we may place additional, similar stand-alone policies if circumstances warrant. There can be no assurance that significant losses in excess of insurance proceeds will not occur.

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

At this time, we do not know whether any audit will result in adjustments to the income tax returns that would require us to pay additional taxes, interest and/or penalties. If required, any such adjustments could adversely impact our liquidity, statement of operations, and/or balance sheet.

Related party transactions

The entities below are considered related parties because the listed transactions are with entities in which we have an ownership interest. There are no affiliated persons involved with these entities.

In 2001, we formed Third and King Investors, LLC, an unconsolidated joint venture. The joint venture is building a large mixed-use project at Mission Bay in San Francisco, California, consisting of approximately 595 apartments, 127,000 square feet of commercial space, and 945 parking stalls. As part of the transaction, a subsidiary entered into a 99-year ground lease with the venture, and we recognized $3.7 million and $1.8 million in rental income from this ground lease for the years ended December 31, 2002 and 2001, respectively. In September 2002, the joint venture closed and secured a $165 million construction loan for the project. We have also agreed with the venture to fund, on a pro-rata basis, the balance of equity capital required and certain excess costs, if actual development costs exceed the “approved development budget as set forth in the joint venture agreement.” As of December 31, 2002, we had contributed $19.4 million of the $25 million to be funded from us. Subsequent to December 31, 2002, we contributed an additional $2.6 million, and we do not expect to fund any additional capital contribution beyond the $25 million.

We also provide development and management services and loan guarantees to several of our unconsolidated joint venture investments. Fees earned were $4.2 million, $1.2 million, and $0.6 million in 2002, 2001, and 2000, respectively, primarily from Third and King Investors, LLC, Traer Creek LLC, Talega Village, LLC, and Serrano Associates, LLC. The increase in 2002 was primarily due to management service fees from Traer Creek and development fees from Third and King Investors, LLC. The increase in 2001 was primarily attributed to development fees from Third and King Investors, LLC.

We have a $4.7 million note receivable from an unconsolidated joint venture, East Baybridge Partners, LP, for project costs plus accrued interest at 9.0%. This note is collateralized by property owned by the venture and matures in October 2028. We also have entered into various lease agreements with this unconsolidated joint venture. As lessee, we incurred rent expense of $0.1 million in each of the years 2002, 2001, and 2000; this lease will expire in November 2011. As lessor, we also entered into a ground lease, which will expire in August 2054, with this unconsolidated joint venture. We recognized rental income of $0.2 million in each of the three years 2002, 2001, and 2000, and recorded a $1.8 million receivable associated with this lease. The venture’s current projection reflects approximately $0.6 million available funds, per year, from its operations to pay down our receivables.

New accounting standards

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. In general, sales of rental property

(a) not sold subject to an initial tenant purchase option, or (b) explicitly built with the intention of selling, but not sold within two years of completion, are referred to as “Investment Properties” and classified as discontinued operations. Therefore, as required, gain or loss attributed to the operations and sale of Investment Properties sold or held for sale is presented in the statement of operations as discontinued operations, net of applicable income tax. Prior period statements of operations have been reclassified to reflect as discontinued operations the gain or loss related to Investment Properties that were sold or held for sale and presented as discontinued operations during the year ended December 31, 2002. Additionally, all periods presented will likely require further reclassification in future periods as additional, similar sales of Investment Properties occur.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (see Note 15, Commitments and Contingencies, for required disclosure).

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure—An Amendment of Statement of Financial Accounting Standards No. 123.” As of December 31, 2002, the Company has not elected the fair value recognition provisions of SFAS No. 123 (see Note 2, Summary of Significant Accounting Policies, for required disclosure).

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires that any entity meeting certain rules relating to a company’s equity investment risk and level of financial control be consolidated as a variable interest entity. The statement is applicable to all variable interest entities created or acquired after January 31, 2003, and the first interim period beginning after June 15, 2003, for variable interest entities in which the Company holds a variable interest that is acquired before February 1, 2003. The Company plans on adopting FIN 46 in the time frames as required by the statement. Management expects no significant effect on the financial position, results of operations or cash flows of the Company as a result of the initial adoption of this standard in regard to existing variable interest entities; however, newly formed entities in 2003 could meet these requirements and will be recorded as appropriate.

Trading

Our executives from time to time in the future may enter into so-called Rule 10b5-1 Plans. Under an appropriate Rule 10b5-1 Plan, an executive may instruct a third party, such as a brokerage firm, to engage in specified securities transactions in the future based on a formula without further action by the executive, provided that the plan satisfies the legal requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 as amended.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate risk as our financial instruments are not subject to foreign exchange rate risk or commodity price risk. We continuously and actively monitor and manage interest costs on our debt and may enter into interest rate protection contracts based on changing market conditions. At December 31, 2002, we did not have any interest rate protection contracts outstanding.

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

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

Name and Principal Position	Year	Annual Salary	Annual Bonus(1)	Other Annual Compensation(2)	Securities Underlying Option Awards	All Other Compensation(3)
Nelson C. Rising	2002	$716,625	$1,885,000	—	—	$131,485
Chairman and Chief Executive	2001	682,512	1,919,530	—	500,000	60,634
Officer	2000	650,000	1,491,750	—	1,000,000	60,634

Timothy J. Beaudin	2002	450,000	1,094,667	$16,403	—	9,515
Executive Vice President	2001	374,554	841,500	12,930	—	8,664
	2000	325,000	737,754	13,972	300,000	8,264

C. William Hosler	2002	281,190	663,000	—	—	9,515
Senior Vice President and	2001	272,999	484,575	—	—	8,664
Chief Financial Officer	2000	260,000	507,003	—	240,000	8,264

Vanessa L. Washington(4)	2002	250,000	410,000	58	—	9,515
Senior Vice President and	2001	13,302	—	—	100,000	—
General Counsel	2000	—	—	—	—	—

Paul A. Lockie	2002	179,812	93,009	336	10,000	9,107
Vice President and Controller	2001	172,917	90,000	331	10,000	8,664
	2000	148,750	75,000	309	40,000	8,239

(1)	Bonus includes (a) performance-based annual awards earned in that year whether or not paid in a subsequent year; (b) a special bonus of $166,667 paid to Mr. Beaudin in April 2002 pursuant to his memorandum of understanding discussed in “Employment Agreements” below; and (c) a hiring bonus of $130,000 paid to Ms. Washington in April 2002.
(2)	Perquisites did not, in the aggregate, exceed the lesser of $50,000 or 10% of the total of salary and bonus for each named executive. The amounts listed represent earnings in 2002 in excess of 120% of the applicable federal rate on amounts deferred by the named executive into a Declared Rate subaccount (as described below) under Catellus’ Deferred Compensation Program (as described below). Each of the named executives is eligible to participate in a non-qualified deferred compensation program (the “Deferred Compensation Program”). Under this program, an executive may elect to defer a portion of his or her base salary, and a portion or all of his or her bonus. Amounts deferred are credited to a bookkeeping account for the executive, together with the investment returns or losses (“Earnings”) that would have accrued to the account if it were invested in various investment options selected by the executive. An executive who retires at age 59½ or who has more than ten years of service will be vested in an additional 25% of positive Earnings. Amounts deferred under the program into the Declared Rate subaccount are credited with a rate (the “Declared Rate”) based on the 120-month rolling average of ten-year U.S. Treasury Notes as of August 31 of the preceding year (rate is enhanced after age 59½ or ten years of service). Amounts deferred into the other subaccounts in the Deferred Compensation Program are subject to fluctuations in value, depending on the performance of the simulated financial investments selected by the executive.
(3)	The amounts listed for 2002 represent (a) our contributions to the executives’ Profit Sharing & Savings Plan and Trust of $4,000 for each of the named executives, except Mr. Lockie who received $3,592; (b) a $5,515 matching 401(k) contribution for each named executive; and (c) for Mr. Rising, a life insurance premium of $51,970 and a one-time payment of $70,000 awarded by the Compensation and Benefits Committee that was deferred until Mr. Rising’s retirement.
(4)	Ms. Washington joined Catellus in December 2001 and was elected as Senior Vice President and General Counsel effective as of January 14, 2002.

Option Grants in 2002

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2002	Per Share Exercise or Base Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
					5%	10%
Nelson C. Rising	—	—	—	—	—	—
Timothy J. Beaudin	—	—	—	—	—	—
C. William Hosler	—	—	—	—	—	—
Vanessa L. Washington	—	—	—	—	—	—
Paul A. Lockie	10,000	2.23%	$18.05	11/24/2012	$113,515	$287,671

(1)	The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the SEC and do not represent our estimate or projection of the future price of our common stock. We do not endorse the accuracy of this model, or any other model, for valuing options. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock, overall market conditions, and the option holders’ continued employment through the vesting period. The potential realizable value calculation assumes that the option holder waits until the end of the option term to exercise the entire option. This table does not take into account any actual change in the price of our common stock from the date of grant to the current date. If the market price of our common stock does not appreciate over the option term, no value will be realized from the option grants made to the named officers.

Aggregated Option Exercises and

Fiscal Year-End Option Holdings

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at December 31, 2002		Value of Unexercised In the Money Options at December 31, 2002
			Exercisable	Unexercisable	Exercisable	Unexercisable
Nelson C. Rising	—	—	2,250,000	900,000	$22,246,250	$3,400,000
Timothy J. Beaudin	—	—	589,800	160,200	6,005,230	1,017,270
C. William Hosler	—	—	336,840	203,160	1,576,434	1,102,566
Vanessa L. Washington	—	—	25,000	75,000	60,000	180,000
Paul A. Lockie	—	—	22,500	37,500	133,100	163,300

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

Name and Address	Shares of Common Stock Beneficially Owned	Percent of Class(1)
Harris Associates, L.P.(2)	8,206,177	9.4%
Two North LaSalle Street, Suite 500 Chicago, Illinois 60602

California Public Employees’ Retirement System (CalPERS)(3)	8,182,276	9.4%
Lincoln Plaza, 400 P Street Sacramento, California 95814

Wallace R. Weitz & Company(4)	6,289,700	7.2%
1125 South 103rd Street, Suite 600 Omaha, Nebraska 68124

Third Avenue Management LLC(5)	5,683,511	6.5%
707 Third Avenue New York, New York 10017-2023

Southeastern Asset Management, Inc.(6)	4,989,700	5.7%
6410 Poplar, Suite 900 Memphis, Tennessee 38119

(1)	Percentage ownership is calculated using Catellus’ total issued and outstanding common stock as of March 10, 2003.
(2)	Based upon information in a Schedule 13G/A filed by Harris Associates, L.P. on February 14, 2003.
(3)	Based upon information in a Schedule 13D filed by CalPERS on December 17, 2001.
(4)	Based upon information in a Schedule 13G/A filed by Wallace R. Weitz & Company on February 4, 2002.
(5)	Based upon information in a Schedule 13G/A filed by Third Avenue Management LLC on January 29, 2003.
(6)	Based upon information in a Schedule 13G/A filed by Southeastern Asset Management, Inc. on January 10, 2003.

Security Ownership of Directors and Executive Officers

The following table shows how much of our common stock each director and named executive officer beneficially owned, and the amount owned by all current directors and executive officers as a group, as of March 11, 2003. Each person has sole voting and investment power over the shares shown unless otherwise indicated.

Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock Owned
Joseph F. Alibrandi(2)	36,995	*
Stephen F. Bollenbach(3)	26,190	*
Daryl J. Carter(4)	40,643	*
Richard D. Farman(5)	33,643	*
Christine Garvey(6)	31,121	*
William M. Kahane(7)	40,758	*
Leslie D. Michelson(8)	21,744	*
Deanna W. Oppenheimer(9)	5,893	*
Nelson C. Rising(10)	2,338,673	2.7%
Thomas M. Steinberg(11)	37,951	*
Cora M. Tellez(12)	12,384	*
Timothy J. Beaudin(13)	688,433	*
C. William Hosler(14)	396,097	*
Vanessa L. Washington(15)	25,000	*
Paul A. Lockie(16)	32,500	*
All current directors and executive officers as a group (15 persons)	3,768,025	4.3%

*	Less than one percent.
(1)	In addition to shares held directly, the number of shares shown as beneficially owned includes (i) shares subject to options that are exercisable within 60 days of March 11, 2003, and (ii) non-voting Director Stock Units which have been credited as described under “Directors’ Compensation”. All Director Stock Units have vested, unless otherwise noted below.
(2)	Mr. Alibrandi. Includes 14,971 Director Stock Units, 1,680 of which were credited on January 1, 2003, and vest on a per diem basis over the course of the year; 384 shares held in a revocable trust of which Mr. Alibrandi is trustor, trustee, and beneficiary; and 17,500 shares subject to options.
(3)	Mr. Bollenbach. Includes 13,690 Director Stock Units, 1,736 of which were credited on January 1, 2003, and vest on a per diem basis over the course of the year; and 12,500 shares subject to options.
(4)	Mr. Carter. Includes 18,143 Director Stock Units, 1,736 of which were credited on January 1, 2003, and vest on a per diem basis over the course of the year; and 22,500 shares subject to options.
(5)	Mr. Farman. Includes 5,704 Director Stock Units and 12,500 shares subject to options.
(6)	Ms. Garvey. Includes 8,621 Director Stock Units, 420 of which were credited on January 1, 2003, and vest on a per diem basis over the course of the year; and 22,500 shares subject to options.
(7)	Mr. Kahane. Includes 28,258 Director Stock Units, 1,736 of which were credited on January 1, 2003, and vest on a per diem basis over the course of the year; and 12,500 shares subject to options.
(8)	Mr. Michelson. Includes 9,244 Director Stock Units, 840 of which were credited on January 1, 2003, and vest on a per diem basis over the course of the year; and 12,500 shares subject to options.
(9)	Ms. Oppenheimer. Includes 2,143 Director Stock Units, 840 of which were credited on January 1, 2003, and vest on a per diem basis over the course of the year; and 3,750 shares subject to options.
(10)	Mr. Rising. Includes 2,250,000 shares subject to options. This figure does not include 35,000 shares held by the Rising Family Foundation, a nonprofit charitable foundation of which Mr. Rising and his wife are the sole directors, and 4,375 shares held by a trust of which Mr. Rising’s adult son, Christopher Rising, is trustee. Mr. Rising disclaims beneficial ownership of the shares held by the Rising Family Foundation and the shares held in trust by his son.

(11)	Mr. Steinberg. Includes 7,312 Director Stock Units, 840 of which were credited on January 1, 2003, and vest on a per diem basis over the course of the year; and 22,500 shares subject to options.
(12)	Ms. Tellez. Includes 6,834 Director Stock Units, 1,680 of which were credited on January 1, 2003, and vest on a per diem basis over the course of the year; and 3,750 shares subject to options.
(13)	Mr. Beaudin. Includes 659,700 shares subject to options.
(14)	Mr. Hosler. Includes 392,760 shares subject to options.
(15)	Ms. Washington. All shares are subject to options.
(16)	Mr. Lockie. All shares are subject to options.

Equity Compensation Plan Information

The following table provides information as of December 31, 2002, with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans.

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

Ms. Oppenheimer, a director since May 2001, is President of Banking and Financial Services of Washington Mutual, Inc., a financial services company. Washington Mutual Bank, FA, a subsidiary of Washington Mutual, Inc., made a construction loan to us on April 5, 2001, in the principal amount of $9.9 million and payable at an interest rate of 30-day LIBOR plus 2.0%. The balance outstanding on that loan as of March 11, 2003 was $6.3 million. In addition, Washington Mutual, Inc. has merged with Bank United Corp., which made a construction loan to us on September 15, 2000, in the principal amount of $9.75 million, payable at an interest rate of 30-day LIBOR plus 2.5%. That loan was paid in full on July 23, 2002. Catellus believes that the terms of each of the foregoing transactions are no less favorable to Catellus than the terms obtainable in an arm’s length transaction with an independent third party.

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

In April 1999, we made an interest-free loan of $500,000 to Mr. Beaudin for the purchase or construction of a residence in connection with his relocation to the Denver, Colorado, area, pursuant to the terms of his employment agreement. The loan is secured by a junior deed of trust on the residence. Principal is payable in installments of $166,666 on each April 6th of 2002 and 2003, and $166,667 on April 6, 2004. The balance outstanding on this loan as of March 11, 2003, is $333,333. In conjunction with the loan, Mr. Beaudin agreed to pledge certain of his stock options in Catellus as additional collateral for the loan, and further agreed not to conduct a cashless exercise of such options until the loan is paid in full. On October 26, 2001, we agreed to allow Mr. Beaudin to exercise an option to purchase 50,000 shares of common stock, which, unless exercised, would have expired on February 10, 2002. In consideration for being permitted to exercise the expiring stock options, Mr. Beaudin agreed to sell only as many shares as were necessary to pay the exercise price and applicable taxes. Mr. Beaudin further agreed to hold the remaining shares until such time as the loan is paid in full or he has received advance written clearance from Catellus to sell the shares.

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

Dated: August 11, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Catellus Development Corporation and in the capacities and on the date indicated.

Signature	Title	Date

/s/ NELSON C. RISING Nelson C. Rising	Chairman and Chief Executive Officer (Principal Executive Officer)	August 11, 2003

/s/ C. WILLIAM HOSLER C. William Hosler	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 11, 2003

/s/ PAUL A. LOCKIE Paul A. Lockie	Vice President and Controller (Principal Accounting Officer)	August 11, 2003

* Joseph F. Alibrandi	Director	August 11, 2003

* Stephen F. Bollenbach	Director	August 11, 2003

* Daryl J. Carter	Director	August 11, 2003

* Richard D. Farman	Director	August 11, 2003

* Christine Garvey	Director	August 11, 2003

* William M. Kahane	Director	August 11, 2003

* Leslie D. Michelson	Director	August 11, 2003

Signature	Title	Date

* Deanna W. Oppenheimer	Director	August 11, 2003

* Thomas M. Steinberg	Director	August 11, 2003

* Cora M. Tellez	Director	August 11, 2003

*By: /s/ PAUL A. LOCKIE Paul A. Lockie Attorney-in-Fact August 11, 2003

I, Nelson C. Rising, certify that:

1.	I have reviewed this amended annual report on Form 10-K/A of Catellus Development Corporation;

2.	Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Catellus Development Corporation as of, and for, the periods presented in this amended annual report;

4.	Catellus Development Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 or 15d-14) for Catellus Development Corporation and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Catellus Development Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

b)	evaluated the effectiveness of Catellus Development Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the “Evaluation Date”); and

c)	presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Catellus Development Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to Catellus Development Corporation’s auditors and the Audit Committee of Catellus Development Corporation’s Board of Directors (or persons performing the equivalent functions):

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

6.	Catellus Development Corporation’s other certifying officers and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 11, 2003

/s/ NELSON C. RISING
Nelson C. Rising Chairman and Chief Executive Officer

I, C. William Hosler, certify that:

1.	I have reviewed this amended annual report on Form 10-K/A of Catellus Development Corporation;

2.	Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Catellus Development Corporation as of, and for, the periods presented in this amended annual report;

4.	Catellus Development Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 or 15d-14) for Catellus Development Corporation and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Catellus Development Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

b)	evaluated the effectiveness of Catellus Development Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the “Evaluation Date”); and

c)	presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Catellus Development Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to Catellus Development Corporation’s auditors and the Audit Committee of Catellus Development Corporation’s Board of Directors (or persons performing the equivalent functions):

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

6.	Catellus Development Corporation’s other certifying officers and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 11, 2003

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

As discussed in Note 17 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, effective January 1, 2002.

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

CATELLUS DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Revenues
Rental revenue	$266,951	$232,106	$203,691
Sales revenue	139,604	245,804	451,096
Management, development and other fees	7,088	6,000	15,460

	413,643	483,910	670,247

Costs and expenses
Property operating costs	(71,559)	(61,704)	(54,468)
Cost of sales	(89,661)	(149,698)	(337,755)
Selling, general and administrative expenses	(25,990)	(26,570)	(45,801)
Corporate administrative costs	(17,705)	(19,256)	(15,675)
Depreciation and amortization	(63,149)	(51,891)	(45,939)

	(268,064)	(309,119)	(499,638)

Operating Income	145,579	174,791	170,609

Other income
Equity in earnings of operating joint ventures, net	8,277	8,833	9,809
Equity in earnings of development joint ventures, net	29,232	25,978	27,780
Gain on non-strategic asset sales	7,264	3,909	46,279
Interest income	9,871	23,608	11,203
Other	9,196	5,740	235

	63,840	68,068	95,306

Other expenses
Interest expense	(60,188)	(56,753)	(49,975)
Other	(2,023)	(17,477)	(19,849)

	(62,211)	(74,230)	(69,824)

Income before minority interests, income taxes, and discontinued operations	147,208	168,629	196,091
Minority interests	(6,106)	(6,142)	(10,701)

Income before income taxes and discontinued operations	141,102	162,487	185,390

Income tax expense
Current	(32,567)	(16,367)	(12,254)
Deferred	(21,385)	(49,499)	(62,556)

	(53,952)	(65,866)	(74,810)

Income from continuing operations	87,150	96,621	110,580

Discontinued operations, net of income tax:
Gain from disposal of discontinued operations	13,748	—	—
(Loss) income from discontinued operations	(242)	(100)	427

Gain (loss) from discontinued operations	13,506	(100)	427

Net income	$100,656	$96,521	$111,007

Income per share from continuing operations
Basic	$1.00	$0.97	$1.04

Assuming dilution	$0.97	$0.94	$1.02

Income per share from discontinued operations
Basic	$0.16	$—	$—

Assuming dilution	$0.16	$—	$—

Net income per share
Basic	$1.16	$0.97	$1.04

Assuming dilution	$1.13	$0.94	$1.02

Average number of common shares outstanding—basic	86,987	99,958	106,561

Average number of common shares outstanding—diluted	89,463	102,685	109,017

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

Environmental costs—The Company incurs ongoing environmental remediation costs, including cleanup costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to cleanup, litigation defense, and the pursuit of responsible third parties. Costs incurred in connection with operating properties

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and properties previously sold are expensed. Costs relating to undeveloped land are capitalized as part of development costs. Costs incurred for properties to be sold are deferred and charged to cost of sales when the properties are sold.

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

Principles of consolidation—The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and investees which are controlled by the Company (i.e. ability to exercise control over the operations of an entity, including a board where a majority of the votes can be obtained by employees of the Company). Other investees are accounted for by using the equity method, including investees in which the Company has a majority interest, but the minority venture partner(s) has (have) substantive participating rights in the operations of the investee.

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

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Partnership accounting—The Company accounts for unconsolidated partnerships or other investees (collectively referred to as unconsolidated joint ventures) under the equity method including investees in which the Company has a majority interest, but the minority venture partner(s) has (have) substantive participating rights in the operations of the investee. Earnings or losses of unconsolidated joint ventures are recognized to the extent of the Company’s ownership or participation interest. The Company does not recognize its share of losses generated by these investments in excess of its investment unless it is legally committed or intends to fund deficits in the future. The Company may provide fee services to joint ventures but will recognize revenues only to the extent of the outside partner’s ownership interest and will defer profits on its ownership interest until the joint venture is sold or liquidated (see Note 5, Joint Venture Investments).

Minority interests—In 1999, the Company formed a subsidiary REIT and sold 10% of this subsidiary’s stock to minority investors. Subsequent to December 31, 2002, the Company acquired the 10% interest of the minority investors for $60.7 million (see Note 18, Subsequent Events).

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New accounting standards

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. In general, sales of rental property, (a) not sold subject to an initial tenant purchase option, or (b) explicitly built with the intention of selling, but not sold within two years of completion, are referred to as “Investment Properties” and classified as discontinued operations. Therefore, as required, gain or loss attributed to the operations and sale of Investment Properties sold or held for sale is presented in the statement of operations as discontinued operations, net of applicable income tax. Prior period statements of operations have been reclassified to reflect as discontinued operations the gain or loss related to Investment Properties that were sold or held for sale and presented as discontinued operations during the year ended December 31, 2002. Additionally, all periods presented will likely require further reclassification in future periods as additional, similar sales of Investment Properties occur.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (see Note 15, Commitments and Contingencies, for required disclosure).

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires that any entity meeting certain rules relating to a company’s equity investment risk and level of financial control be consolidated as a variable interest entity. The statement is applicable to all variable interest entities created or acquired after January 31, 2003, and the first interim period beginning after June 15, 2003, for variable interest entities in which the Company holds a variable interest that is acquired before February 1, 2003. The Company plans on adopting FIN 46 in the time frames as required by the statement. Management expects no significant effect on the financial position, results of operations or cash flows of the Company as a result of the initial adoption of this standard in regard to existing variable interest entities; however, newly formed entities in 2003 could meet these requirements and will be recorded as appropriate.

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

(a)

The fixed rate mortgage loans consist of the following: a $352.5 million loan bearing interest at 6.01% (6.66% effective rate considering financing costs), with a 30-year amortization schedule and a maturity in November 2008; a $196.9 million loan bearing interest at 7.25% (7.28% effective rate considering financing costs), with a 30-year amortization schedule and a maturity in April 2016; a $142.9 million loan bearing interest at 6.65% (6.84% effective rate considering financing costs), maturing in September 2006; $72.6 million of loans bearing interest at 7.29% (7.43% effective rate considering financing costs), maturing on

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

various dates from January 2008 through May 2010; $16.5 million of loans bearing interest at 7.23%, maturing on various dates from February 2003 through December 2005; and $17.9 million of loans bearing interest at 8.13% to 9.50%, maturing on various dates from October 2006 through March 2009.

In addition, during 2002, the Company closed a $285.3 million fixed rate mortgage loan bearing interest of 7.05% (7.16% effective rate considering financing costs) with a 30-year amortization schedule and a maturity in April 2012. Of the loan proceeds, $136.5 million was used to pay off existing variable rate debt, related interest, and fees at closing. At December 31, 2002, $284.2 million was outstanding.

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

The Company’s unconsolidated joint ventures include the following at December 31, 2002:

Operating Properties	Ownership Percentage	Development Projects	Ownership Percentage
Hotel		Residential
International Rivercenter (a)	25%	Talega Associates, LLC (e)	30%
New Orleans Rivercenter (b)	42%	Talega Village, LLC (f)	50%
Pacific Market Investment Company (c)	50%	Serrano Associates, LLC (g)	50%
Office		Parkway Company, LLC (h)	50%
Torrance Investment Company (d)	67%	East Baybridge Partners, L.P. (i)	0.14%
		Urban
		Third & King Investors, LLC (j)	29%
		Commercial
		Traer Creek-HD LLC (k)	16%
		Traer Creek-WMT LLC (l)	10%
		Traer Creek-RP LLC (m)	10%

(a)	International Rivercenter owns the 1,600-room New Orleans Hilton Hotel on and adjacent to the Lower Poydras Wharf in New Orleans, Louisiana.

(b)	New Orleans Rivercenter owns a 75% undivided interest in an 8.5-acre parcel of land, which primarily provides parking for the New Orleans Hilton Hotel.

(c)	Pacific Market Investment Company owns and operates a 337-room Embassy Suites Hotel in San Diego, California.

(d)	Torrance Investment Company owns two office buildings totaling 202,000 square feet on 14 acres of land in Torrance, California.

(e)	Talega Associates, LLC acquired and develops a master-planned community located partially in the City of San Clemente, and partially in an incorporated area of Orange County. At December 31, 2002, it had an inventory of 1,226 available lots.

(f)	Talega Village, LLC develops age-restricted residential units in Orange County, California. At December 31, 2002, it had an inventory of 65 available homes.

(g)	Serrano Associates, LLC acquired and is developing a 3,500-acre master-planned community near Sacramento, California. At December 31, 2002, it had an inventory of 1,190 available lots.

(h)	Parkway Company, LLC develops a master-planned residential community located in Folsom, California. At December 31, 2002, it had an inventory of 538 multi-unit home lots.

(i)	East Baybridge Partners, L.P. developed and operates a 220-unit multifamily mixed-income rental housing project in Emeryville, California. This partnership is accounted for under the cost method.

(j)	Third & King Investors, LLC is in the construction phase of a mixed-use project at Mission Bay in San Francisco, California.

(k)	Traer Creek-HD LLC owns 9.7 acres of land currently under development for Home Depot in Avon, Colorado.

(l)	Traer Creek-WMT LLC owns 13.5 acres of land currently under development for WalMart in Avon, Colorado.

(m)	Traer Creek-RP LLC owns 1,591 acres of land for development in Avon, Colorado.

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

$6,954

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Other Income and Expenses

Other income—Other is summarized as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Lease termination fee	$8,304	$3,398	$—
Proceeds from condemnation sale	—	1,347	—
All other	892	995	235

	$9,196	$5,740	$235

Other expenses—Other is summarized as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Abandoned project costs	$(1,127)	$(3,977)	$(2,266)
Land holding costs	(805)	(89)	(286)
Consulting fees	—	(6,470)	(3,500)
Legal reserve	900	(1,102)	—
Finder’s fees	(499)	—	—
Reserve for uncollectible note receivable	—	—	(2,000)
Loss on fee development contract	—	(5,108)	(11,797)
All other	(492)	(731)	—

	$(2,023)	$(17,477)	$(19,849)

Note 10.     Non-Strategic Asset Sales

The Company’s sales of non-strategic assets are summarized as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Sales	$8,373	$4,161	$50,759
Cost of sales	(1,109)	(252)	(4,480)

Gain	$7,264	$3,909	$46,279

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

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement 23”) requires use of option valuation models that were developed for use in valuing publicly traded stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity, and related information is as follows:

	Year Ended December 31,
	2002		2001		2000
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
	(In thousands, except exercise price information)
Outstanding—beginning of year	8,867	$13.50	10,259	$12.22	7,333	$10.83
Granted	547	$18.14	1,119	$17.65	4,172	$14.05
Exercised	(608)	$14.41	(2,104)	$9.24	(903)	$8.61
Expired	(11)	$16.13	(33)	$18.83	(147)	$11.74
Forfeited	(341)	$15.27	(374)	$13.50	(196)	$15.85

Outstanding—end of year	8,454	$13.68	8,867	$13.50	10,259	$12.22

Exercisable at end of year	5,276	$12.28	4,663	$11.85	5,158	$10.03

Exercise prices for options outstanding as of December 31, 2002, ranged from $5.58 to $21.38. The weighted-average remaining contractual life of those options is 5.7 years.

Options Outstanding				Options Exercisable
Options	Actual Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
(In thousands)				(In thousands)
946	$5.58-$7.83	$6.50	2.4	946	$6.50
1,441	$8.44-$12.38	$10.18	4.2	1,402	$10.14
5,990	$12.88-$19.31	$15.60	6.6	2,926	$15.18
77	$19.43-$21.38	$20.37	9.2	2	$20.44

8,454	$5.58-$21.38	$13.68	5.7	5,276	$12.28

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

In December 2001, the Company purchased 10,600,000 shares of its Common Stock from the California Public Employees’ Retirement System (“CalPERS”) for $183.1 million or $17.2755 per share, representing a negotiated 1% discount to the closing price of the Company’s common stock on December 12, 2001. An independent third party, American Appraisal Associates, Inc., provided the Company’s Board of Directors with a written opinion confirming that the terms and conditions of this transaction were fair, from a financial point of view, to the Company’s stockholders other than CalPERS. Immediately prior to the transaction, CalPERS was the beneficial owner of 18,782,276 shares, or approximately 19.3%, of the Company’s issued and outstanding common stock. As a result of the transaction, CalPERS’ beneficial ownership was reduced to 8,182,276 shares, or approximately 9.45%, of the Company’s issued and outstanding common stock.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial data by reportable segment is as follows:

	Asset Management	Suburban					Discontinued Operations
		Commercial	Residential	Urban	Corporate	Subtotal		Total
	(In thousands)
2002
Revenues
Rental revenue	$267,807	$—	$—	$—	$—	$267,807	$(856)	$266,951
Sales revenue	43,184	52,966	59,107	14,500	—	169,757	(30,153)	139,604
Management, development and other fees	42	2,973	1,516	2,557	—	7,088	—	7,088

	311,033	55,939	60,623	17,057	—	444,652	(31,009)	413,643

Costs and expenses
Property operating costs	(71,929)	—	—	—	—	(71,929)	370	(71,559)
Cost of sales	(14,256)	(42,689)	(28,862)	(11,154)	(601)	(97,562)	7,901	(89,661)
Selling and G&A expenses	(1,185)	(9,576)	(8,316)	(6,913)	—	(25,990)	—	(25,990)
Corporate administrative costs	—	—	—	—	(17,705)	(17,705)	—	(17,705)
Depreciation and amortization	(59,170)	(673)	(182)	(1,065)	(2,349)	(63,439)	290	(63,149)

	(146,540)	(52,938)	(37,360)	(19,132)	(20,655)	(276,625)	8,561	(268,064)

Operating Income	164,493	3,001	23,263	(2,075)	(20,655)	168,027	(22,448)	145,579

Other income
Income from operating joint ventures, net	8,277	—	—	—	—	8,277	—	8,277
Income from development joint ventures, net	—	—	33,063	—	(3,831)	29,232	—	29,232
Gain on non-strategic asset sales	7,264	—	—	—	—	7,264	—	7,264
Interest income	2,498	980	5,941	10	442	9,871	—	9,871
Other	8,304	633	259	—	—	9,196	—	9,196

	26,343	1,613	39,263	10	(3,389)	63,840	—	63,840

Other expenses
Interest expense	(78,831)	—	—	—	18,055	(60,776)	588	(60,188)
Other	(111)	(2,163)	(125)	(139)	515	(2,023)	—	(2,023)

	(78,942)	(2,163)	(125)	(139)	18,570	(62,799)	588	(62,211)

Income before minority interests, income taxes, and discontinued operations	111,894	2,451	62,401	(2,204)	(5,474)	169,068	(21,860)	147,208
Minority interests	(6,106)	—	—	—	—	(6,106)	—	(6,106)
Income taxes	(40,455)	(937)	(23,848)	842	2,092	(62,306)	8,354	(53,952)

Income (loss) from continuing operations	65,333	1,514	38,553	(1,362)	(3,382)	100,656	(13,506)	87,150

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	13,748	13,748
Loss from discontinued operations	—	—	—	—	—	—	(242)	(242)

Gain from discontinued operations	—	—	—	—	—	—	13,506	13,506

Net income (loss)	$65,333	$1,514	$38,553	$(1,362)	$(3,382)	$100,656	$—	$100,656

Investments in equity method subsidiaries	$(10,920)	$561	$37,917	$19,593	$—	$47,151	$—	$47,151

Segment assets	$1,539,024	$327,615	$130,564	$363,945	$331,541	$2,692,689	$2,760	$2,695,449

Capital expenditures for segment assets	$37,614	$196,786	$38,796	$99,529	$18,686	$391,411	$—	$391,411

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Asset Management	Suburban					Discontinued Operations
		Commercial	Residential	Urban	Corporate	Subtotal		Total
	(In thousands)
2001
Revenues
Rental revenue	$234,881	$—	$—	$—	$—	$234,881	$(2,775)	$232,106
Sales revenue	71,818	75,686	48,507	49,793	—	245,804	—	245,804
Management, development and other fees	145	3,679	1,394	782	—	6,000	—	6,000

	306,844	79,365	49,901	50,575	—	486,685	(2,775)	483,910

Costs and expenses
Property operating costs	(62,663)	—	—	—	—	(62,663)	959	(61,704)
Cost of sales	(30,744)	(50,896)	(30,202)	(37,337)	(519)	(149,698)	—	(149,698)
Selling and G&A expenses	(1,235)	(9,607)	(11,379)	(4,349)	—	(26,570)	—	(26,570)
Corporate administrative costs	—	—	—	—	(19,256)	(19,256)	—	(19,256)
Depreciation and amortization	(47,925)	(514)	(311)	(1,853)	(1,855)	(52,458)	567	(51,891)

	(142,567)	(61,017)	(41,892)	(43,539)	(21,630)	(310,645)	1,526	(309,119)

Operating Income	164,277	18,348	8,009	7,036	(21,630)	176,040	(1,249)	174,791

Other income
Income from operating joint ventures, net	8,833	—	—	—	—	8,833	—	8,833
Income from development joint ventures, net	—	9	27,670	—	(1,701)	25,978	—	25,978
Gain on non-strategic asset sales	3,909	—	—	—	—	3,909	—	3,909
Interest income	5,058	2,275	1,924	1,138	13,213	23,608	—	23,608
Other	1,547	505	—	3,398	290	5,740	—	5,740

	19,347	2,789	29,594	4,536	11,802	68,068	—	68,068

Other expenses
Interest expense	(75,110)	(7)	—	(684)	17,656	(58,145)	1,392	(56,753)
Other	(1,087)	(2,959)	(5,792)	180	(7,843)	(17,501)	24	(17,477)

	(76,197)	(2,966)	(5,792)	(504)	9,813	(75,646)	1,416	(74,230)

Income before minority interests, income taxes, and discontinued operations	107,427	18,171	31,811	11,068	(15)	168,462	167	168,629
Minority interests	(6,059)	—	(83)	—	—	(6,142)	—	(6,142)
Income taxes	(41,091)	(7,366)	(12,861)	(4,487)	6	(65,799)	(67)	(65,866)

Income (loss) from continuing operations	60,277	10,805	18,867	6,581	(9)	96,521	100	96,621

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	—	—
Loss from discontinued operations	—	—	—	—	—	—	(100)	(100)

Loss from discontinued operations	—	—	—	—	—	—	(100)	(100)

Net income (loss)	$60,277	$10,805	$18,867	$6,581	$(9)	$96,521	$—	$96,521

Investments in equity method subsidiaries	$(13,026)	$—	$74,721	$2,035	$—	$63,730	$—	$63,730

Segment assets	$1,243,108	$371,105	$216,920	$321,601	$262,781	$2,415,515	$—	$2,415,515

Capital expenditures for segment assets	$75,127	$234,124	$58,640	$61,317	$9,468	$438,676	$—	$438,676

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Asset Management	Suburban					Discontinued Operations
		Commercial	Residential	Urban	Corporate	Subtotal		Total
	(In thousands)
2000
Revenues
Rental revenue	$206,762	$—	$—	$—	$—	$206,762	$(3,071)	$203,691
Sales revenue	89,323	68,951	292,822	—	—	451,096	—	451,096
Management, development and other fees	11,814	999	1,498	1,149	—	15,460	—	15,460

	307,899	69,950	294,320	1,149	—	673,318	(3,071)	670,247

Costs and expenses
Property operating costs	(55,272)	—	—	—	—	(55,272)	804	(54,468)
Cost of sales	(46,410)	(52,415)	(238,930)	—	—	(337,755)	—	(337,755)
Selling and G&A expenses	(8,903)	(9,643)	(25,007)	(2,248)	—	(45,801)	—	(45,801)
Corporate administrative costs	—	—	—	—	(15,675)	(15,675)	—	(15,675)
Depreciation and amortization	(42,090)	(747)	(108)	(1,684)	(1,876)	(46,505)	566	(45,939)

	(152,675)	(62,805)	(264,045)	(3,932)	(17,551)	(501,008)	1,370	(499,638)

Operating Income	155,224	7,145	30,275	(2,783)	(17,551)	172,310	(1,701)	170,609

Other income
Income from operating joint ventures, net	9,809	—	—	—	—	9,809	—	9,809
Income from development joint ventures, net	—	13	27,767	—	—	27,780	—	27,780
Gain on non-strategic asset sales	46,279	—	—	—	—	46,279	—	46,279
Interest income	3,021	2,724	802	4	4,652	11,203	—	11,203
Other	(136)	142	504	(63)	(212)	235	—	235

	58,973	2,879	29,073	(59)	4,440	95,306	—	95,306

Other expenses
Interest expense	(57,832)	(4)	(546)	(1,153)	8,571	(50,964)	989	(49,975)
Other	(532)	(2,342)	(13,515)	40	(3,500)	(19,849)	—	(19,849)

	(58,364)	(2,346)	(14,061)	(1,113)	5,071	(70,813)	989	(69,824)

Income before minority interests, income taxes, and discontinued operations	155,833	7,678	45,287	(3,955)	(8,040)	196,803	(712)	196,091
Minority interests	(6,347)	—	(4,354)	—	—	(10,701)	—	(10,701)
Income taxes	(60,320)	(3,098)	(16,517)	1,596	3,244	(75,095)	285	(74,810)

Income (loss) from continuing operations	89,166	4,580	24,416	(2,359)	(4,796)	111,007	(427)	110,580

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	—	—
Income from discontinued operations	—	—	—	—	—	—	427	427

Gain from discontinued operations	—	—	—	—	—	—	427	427

Net income (loss)	$89,166	$4,580	$24,416	$(2,359)	$(4,796)	$111,007	$—	$111,007

Investments in equity method subsidiaries	$(16,092)	$11	$46,245	$—	$—	$30,164	$—	$30,164

Segment assets	$1,072,283	$325,513	$152,551	$355,202	$368,867	$2,274,416	$—	$2,274,416

Capital expenditures for segment assets	$32,028	$247,455	$123,372	$43,416	$2,067	$448,338	$—	$448,338

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Sale of Homebuilding Assets

In July 2000, the Company’s residential subsidiary sold a majority of its homebuilding assets, with a book value of $125.8 million, to a newly formed limited liability company (“LLC”) managed by Brookfield Homes of California, Inc., for $139 million in cash and a retained interest in the new company valued at $22.5 million. Approximately $77 million of the initial cash proceeds were used for debt repayment, closing costs, and other expenses related to the sale of the homebuilding operations. The remaining proceeds were added to the Company’s working capital. Under the agreement, the Company’s residential subsidiary was entitled to a preferred return on the retained interest and 35% of additional profits from LLC operations. The deferred gain related to the retained interest and the 35% share of profits from LLC’s operations were recorded as part of “Equity in earnings of development joint ventures, net” as homes/lots were sold by LLC.

In 2000, the Company recorded a $13.4 million gain on property sales related to this transaction and recognized $8.3 million of the $22.5 million retained interest, $0.8 million of the Company’s 35% share of the profits of the LLC, and a $1 million preferred return from the Company’s investment in the LLC.

In 2001, the Company sold its retained interest in the LLC for $8.2 million and recognized the remaining deferred gain of $14.2 million, which has been included as part of “Equity in earnings of development joint ventures, net.”

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

Surety bonds guarantee the construction of infrastructure and public improvements. Surety bonds are commonly required by public agencies from developers in real estate development, and are renewable and expire upon completion of the required improvements. The typical development period of the Company’s development projects is approximately one to three years. An example of an event that would require the Company to perform under these surety bonds would be the failure of the Company to construct or complete the required improvements. At December 31, 2002, the Company has not been required to fund any of the surety bonds.

Standby letters of credit consist of two types: performance and financial. Performance standby letters of credit are similar in nature and term as the surety bonds described above. Financial standby letters of credit are a form of credit enhancement commonly required in real estate development when bonds are issued to finance

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

public improvements; these financial standby letters of credit are scheduled to expire between December 2005 and May 2007. As of December 31, 2002, the Company has a total of $106.4 million in standby letters of credit; $52 million of the total is off-balance sheet ($40.4 million is financial letters of credit and $11.6 million is performance letters of credit), while the remaining $54.4 million is related to indebtedness that is reflected in the Company’s consolidated balance sheet. The $54.4 million of letters of credit were issued as additional security for liabilities already recorded on the balance sheet for separate accounting reasons (primarily assessment bond obligations of assessment districts whose operating boards the Company controls). This is different from the $40.4 million in letters of credit that are related to non-balance sheet items. When the assessment districts are consolidated, the balance sheet is fully consolidated, so there are several corresponding debits, the most significant of which is the associated improvements. An example of an event that would require the Company to perform under the performance standby letters of credit would be the failure of the Company to construct or complete the required improvements. An examples of an event that would require the Company to perform under the financial standby letters of credit would be a debt service shortfall in the municipal districts that issued the municipal bonds. At December 31, 2002, the Company has not been required to satisfy any of these standby letters of credit.

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

Generally, any funding of off-balance sheet guarantees would result in the increase of Catellus’ ownership interest in a project or entity similar to the treatment of a unilateral additional capital contribution to an investee.

The Company also has recorded in its consolidated balance sheet $0.7 million estimated residual home warranty-related liability from homebuilding activities prior to the selling of its homebuilding assets in 2000. The estimate is based on past claims and experience. These home warranty-related reserves are charged to cost of sales when established.

As of December 31, 2002, $163.3 million of Community Facility District bonds was sold to finance public infrastructure improvements at several Company projects. The Company provided a letter of credit totaling $40 million in support of one of these bonds. The $40 million is included in the standby letters of credit and surety bonds amounts disclosed above. The Company, along with other landowners, is required to satisfy any shortfall in annual debt service obligation for these bonds if incremental tax revenues generated by the projects are insufficient.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 16.    Related Party Transactions

The entities below are considered related parties because the listed transactions are with entities in which the Company has an ownership interest. There are no affiliated persons involved with these entities.

The Company provides development and management services and loan guarantees to various unconsolidated joint venture investments. Fees earned were $4.2 million, $1.2 million, and $0.6 million in 2002, 2001, and 2000, respectively, primarily from Third and King Investors, LLC, Traer Creek LLC, Talega Village, LLC, and Serrano Associates, LLC. Deferred fees of $1.8 million at December 31, 2002, will be earned as completed projects are sold or the venture is sold or liquidated.

In 2001, the Company entered into a 99-year ground lease with one of its unconsolidated joint venture investments, Third and King Investors, LLC. Rent payments of $3.7 million and $1.8 million were received and recognized as rental income during the years ended December 31, 2002 and 2001, respectively. Rent payments of $1.0 million of previously received rent was deferred at December 31, 2002, and will be recognized, together with annual rents, over the life of the lease.

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has a $4.7 million collateralized 9.0% note receivable from an unconsolidated joint venture, East Baybridge Partners, LP, for project costs plus accrued interest. The note is collateralized by property owned by the venture, and matures in October 2028. The Company has entered into various lease agreements with this unconsolidated joint venture. As lessee, rent expense was $0.1 million in each of the years 2002, 2001, and 2000; this lease will expire in November 2011. As lessor, the Company entered into a ground lease, which will expire in August 2054. The Company earned rental income of $0.2 million in each of the last three years and has recorded a $1.8 million receivable associated with this lease.

Note 17.    Discontinued Operations

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. In general, sales of rental property, (a) not sold subject to an initial tenant purchase option or, (b) explicitly built with the intention of selling, but not sold within two years of completion, are referred to as “Investment Properties” and classified as discontinued operations. Therefore, as required, gain or loss attributed to the operations and sale of Investment Properties sold or held for sale is presented in the statement of operations as discontinued operations, net of applicable income tax. Prior period statements of operations have been reclassified to reflect as discontinued operations the gain or loss related to Investment Properties that were sold or held for sale and presented as discontinued operations during the year ended December 31, 2002. Additionally, all periods presented will likely require further reclassification in future periods as additional, similar sales of Investment Properties occur.

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

	Year Ended December 31,
	2002				2001
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands, except per share data)
Revenues
Rental revenue	$62,967	$64,895	$66,115	$72,974	$55,007	$56,345	$58,515	$62,239
Sales revenue	54,694	43,998	10,299	30,613	57,896	67,966	64,324	55,618
Management, development and other fees	1,132	1,764	2,755	1,437	1,180	1,374	1,266	2,180
Costs and expenses
Property operating costs	(15,701)	(17,215)	(18,102)	(20,541)	(13,804)	(13,854)	(17,174)	(16,872)
Cost of sales	(39,085)	(28,167)	(2,471)	(19,938)	(35,051)	(41,824)	(36,609)	(36,214)
Selling, general and administrative expenses	(7,850)	(6,130)	(5,824)	(6,186)	(8,648)	(6,932)	(6,373)	(4,617)
Corporate administrative costs	(4,102)	(4,362)	(4,284)	(4,957)	(5,545)	(5,062)	(4,685)	(3,964)
Depreciation and amortization	(13,438)	(14,957)	(17,570)	(17,184)	(12,792)	(12,801)	(12,751)	(13,547)
Other income (expenses)
Equity in earnings of development joint ventures, net	7,447	8,177	4,201	9,407	7,795	332	13,489	4,362
Gain (loss) on non-strategic asset sales	(238)	7,059	421	22	1,747	1,389	765	8
Interest expense	(12,571)	(13,928)	(16,388)	(17,301)	(14,273)	(14,652)	(13,569)	(14,259)
Income from continuing operations	27,061	26,174	13,415	20,500	26,252	22,158	28,686	19,525
Net income	$31,484	$33,639	$14,655	$20,878	$26,208	$22,171	$28,646	$19,496

Income per share from continuing operations—basic	$0.31	$0.30	$0.15	$0.24	$0.25	$0.22	$0.29	$0.20

Income per share from continuing operations—assuming dilution	$0.30	$0.29	$0.15	$0.23	$0.24	$0.21	$0.28	$0.20

Net income per common share—basic	$0.36	$0.39	$0.17	$0.24	$0.25	$0.22	$0.29	$0.20

Net income per common share— assuming dilution	$0.35	$0.37	$0.16	$0.23	$0.24	$0.21	$0.28	$0.20

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

RECONCILIATION OF REAL ESTATE ACCUMULATED DEPRECIATION

AT BEGINNING OF PERIOD WITH TOTAL AT END OF PERIOD

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Balance at January 1	$335,741	$303,866	$279,946

Additions during period:
Charged to expense	52,603	43,522	39,266

Deductions during period:
Cost of real estate sold	9,244	11,923	14,685
Other	904	(276)	661

Total deductions	10,148	11,647	15,346

Balance at December 31	$378,196	$335,741	$303,866

EXHIBIT INDEX

Exhibit Number

3.1	Restated Certificate of Incorporation, effective December 4, 1990. (Incorporated by reference to the exhibits to the Registration Statement on Form 10 (“Form 10”) of Catellus Development Corporation (“Catellus”), filed with the Securities and Exchange Commission (“SEC”) on July 18, 1990.)

3.2	Amendment to Restated Certificate of Incorporation, effective July 13, 1993. (Incorporated by reference to Exhibit 3.1B to Catellus’ Form 10-K for the year ended December 31, 2000 filed with the SEC on March 21, 2001 (the “2000 Form 10-K”).)

3.3	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the 2000 Form 10-K.)

4.1	Rights Agreement, dated as of December 16, 1999, between Catellus and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.1 to Catellus’ Form 8-K filed with the SEC on December 28, 1999.)

4.2	Form of Certificate of Designations of Series A Junior Participating Preferred Stock, Form of Right Certificate and Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibits A, B and C, respectively, to Exhibit 4.1 to Catellus’ Form 8-K filed with the SEC on December 28, 1999.)

4.3	Purchase and Sale Agreement, dated December 12, 2001, between Catellus and CalPERS. (Incorporated by reference to Exhibit 99.1 to Catellus’ Form 8-K filed with the SEC on December 13, 2001.)

10.1	Loan Agreement by and between Catellus Finance 1, L.L.C. (“Catellus Finance”) and Prudential Mortgage Capital Company, Inc., dated as of October 26, 1998 (the “Loan Agreement”). (Incorporated by reference to Exhibit 4.3 to Catellus’ Form 10-K for the year ended December 31, 1998.)

10.2	First Amendment to Loan Agreement, dated as of January 11, 2001, by and among Catellus Finance, LaSalle Bank National Association, as trustee (“LaSalle”), certain certificate holders and Prudential Insurance Company of America, as servicer (“Prudential”). (Incorporated by reference to Exhibit 10.2 to Catellus’ Form 10-K for the year ended December 31, 2002 filed with the SEC on March 27, 2003 (the “2002 Form 10-K”).)

10.3	Second Amendment to Loan Agreement, dated as of February 8, 2001, by and among Catellus Finance, and LaSalle. (Incorporated by reference to Exhibit 10.3 to the 2002 Form 10-K.)

10.4	[Third] Amendment to Loan Agreement, dated as of August 27, 2002, by and among Catellus Finance, LaSalle, certain certificate holders and Prudential. (Incorporated by reference to Exhibit 10.4 to the 2002 Form 10-K.)

10.5	Fourth Amendment to Loan Agreement, dated as of December 23, 2002, by and among Catellus Finance, LaSalle, certain certificate holders and Prudential. (Incorporated by reference to Exhibit 10.5 to the 2002 Form 10-K.)

10.6	Loan Agreement (Pool A), dated as of March 28, 2002, by and between Catellus and Teachers Insurance and Annuity Association of America (“Teachers”). (Incorporated by reference to Exhibit 10.6 to the 2002 Form 10-K.)

10.7	First Amendment to Loan Agreement (Pool A), dated July 23, 2002, by and between Catellus and Teachers. (Incorporated by reference to Exhibit 10.7 to the 2002 Form 10-K.)

10.8	Second Amendment to Loan Agreement (Pool A), dated November 15, 2002, by and between Catellus and Teachers. (Incorporated by reference to Exhibit 10.8 to the 2002 Form 10-K.)

10.9	Loan Agreement (Pool B), dated as of March 28, 2002, by and between Catellus and Teachers. (Incorporated by reference to Exhibit 10.9 to the 2002 Form 10-K.)

E-1

Exhibit Number

10.10	First Amendment to Loan Agreement (Pool B), dated July 23, 2002, by and between Catellus and Teachers. (Incorporated by reference to Exhibit 10.10 to the 2002 Form 10-K.)

10.11	Second Amendment to Loan Agreement (Pool B), dated November 15, 2002, by and between Catellus and Teachers. (Incorporated by reference to Exhibit 10.11 to the 2002 Form 10-K.)

10.12	Restated Tax Allocation and Indemnity Agreement, dated December 29, 1989, by and among Catellus and certain of its subsidiaries and Santa Fe Pacific Corporation. (Incorporated by reference to the exhibits to Form 10.)

EXECUTIVE COMPENSATION PLANS OR ARRANGEMENTS (Exhibits 10.13–10.31)

10.13	The Amended and Restated 1991 Stock Option Plan. (Incorporated by reference to Exhibit 10.7 to Catellus’ Form 10-K for the year ended December 31, 1997 (the “1997 10-K”).)

10.14	Amendment to Amended and Restated 1991 Stock Option Plan, dated as of September 26, 2001. (Incorporated by reference to Exhibit 10.4 to Catellus’ Form 10-Q for the quarter ended September 30, 2001 (the “2001 third quarter 10-Q”).)

10.15	The Amended and Restated 1995 Stock Option Plan. (Incorporated by reference to Exhibit 10.13 to the 1997 Form 10-K.)

10.16	Amendment to Amended and Restated 1995 Stock Option Plan, dated as of September 26, 2001. (Incorporated by reference to Exhibit 10.5 to the 2001 third quarter 10-Q.)

10.17	The Amended and Restated Executive Stock Option Plan. (Incorporated by reference to Exhibit 10.8 to the 1997 Form 10-K.)

10.18	Amendment to Amended and Restated Executive Stock Option Plan, dated as of September 26, 2001. (Incorporated by reference to Exhibit 10.6 to the 2001 third quarter 10-Q.)

10.19	The Amended and Restated 1996 Performance Award Plan. (Incorporated by reference to Exhibit 10.14 to Catellus’ Form 10-Q for the quarter ended March 31, 1999.)

10.20	Amendment to Amended and Restated 1996 Performance Award Plan, dated as of September 26, 2001. (Incorporated by reference to Exhibit 10.7 to the 2001 third quarter 10-Q.)

10.21	The 2000 Performance Award Plan. (Incorporated by reference to Appendix A to Catellus’ proxy statement filed with the SEC on Schedule 14A on March 31, 2000.)

10.22	Amendment to 2000 Performance Award Plan, dated as of September 26, 2001. (Incorporated by reference to Exhibit 10.8 to the 2001 third quarter 10-Q.)

10.23	Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.21 to the 1997 Form 10-K.)

10.24	First Amendment to Deferred Compensation Plan, effective as of January 1, 2002. (Incorporated by reference to Exhibit 10.8B to Catellus’ Form 10-Q for the quarter ended March 31, 2002.)

10.25	Second Amendment to Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Catellus’ Form 10-Q for the quarter ended June 30, 2002.)

10.26	Third Amended and Restated Employment Agreement between Catellus and Nelson C. Rising, dated as of December 24, 2001. (Incorporated by reference to Exhibit 10.10 to Catellus’ Form 10-K for the year ended December 31, 2001.)

10.27	Memorandum of Understanding regarding Employment between Catellus and Timothy J. Beaudin, dated February 7, 2001. (Incorporated by reference to Exhibit 10.14 to the 2001 third quarter 10-Q.)

10.28	Memorandum of Understanding regarding Employment between Catellus and C. William Hosler, dated February 7, 2001. (Incorporated by reference to Exhibit 10.11 to the 2000 Form 10-K.)

10.29	Memorandum of Understanding regarding Employment between Catellus and Vanessa L. Washington, dated as of December 12, 2001. (Incorporated by reference to Exhibit 10.29 to the 2002 10-K.)

E-2

Exhibit Number

10.30	Amendment to Memorandum of Understanding regarding Employment between Catellus and Vanessa L. Washington, dated as of October 4, 2002. (Incorporated by reference to Exhibit 10.30 to the 2002 10-K.)

10.31	Letter Agreement regarding Employment between Catellus and Paul A. Lockie, dated January 29, 1996. (Incorporated by reference to Exhibit 10.35 to the Form S-4 of Catellus SubCo, Inc. filed with the SEC on May 2, 2003.)

21	Schedule of Subsidiaries and Joint Ventures of Catellus. (Incorporated by reference to Exhibit 21 to the 2002 10-K.)

23	Consent of Independent Accountants.

24	Power of Attorney. (Incorporated by reference to Exhibit 24 to the 2002 10-K.)

99.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Catellus has omitted instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10 percent of the assets of Catellus and its subsidiaries on a consolidated basis. Catellus agrees to furnish a copy of such instruments to the SEC upon request.

E-3