Form 10-Q
period 2003-06-30
CATELLUS DEVELOPMENT CORP
filed 2003-08-14
CIK 865937

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2003

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
(415) 974-4500

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☒   Yes    ☐   No

          As of August 11, 2003, there were 89,394,866 issued and outstanding shares of the Registrant’s Common Stock.

CATELLUS DEVELOPMENT CORPORATION

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

CATELLUS DEVELOPMENT CORPORATION

Condensed Consolidated Balance Sheet
(In thousands)

	June 30, 2003	December 31, 2002

	(Unaudited)
Assets
Properties	$2,490,887	$2,448,081
Less accumulated depreciation	(427,716)	(399,923)

	2,063,171	2,048,158
Other assets and deferred charges, net	299,902	273,853
Notes receivable, less allowance	44,373	44,947
Accounts receivable, less allowance	16,723	14,211
Assets held for sale	—	2,760
Restricted cash and investments	34,064	36,593
Cash and cash equivalents	204,186	274,927

Total	$2,662,419	$2,695,449

Liabilities and stockholders’ equity
Mortgage and other debt	$1,482,178	$1,500,955
Accounts payable and accrued expenses	76,409	117,493
Deferred credits and other liabilities	175,680	151,466
Liabilities associated with assets held for sale	—	3,233
Deferred income taxes	315,630	318,970

Total liabilities	2,049,897	2,092,117

Commitments and contingencies (Note 8)
Minority interests	—	57,363

Stockholders’ equity
Common stock, 112,273 and 110,817 shares issued and 88,626 and 87,170 shares outstanding at June 30, 2003 and December 31, 2002, respectively	1,123	1,108
Paid-in capital	555,235	531,362
Treasury stock, at cost (23,647 shares at June 30, 2003 and December 31, 2002)	(401,082)	(401,082)
Accumulated earnings	457,246	414,581

Total stockholders’ equity	612,522	545,969

Total	$2,662,419	$2,695,449

See notes to Condensed Consolidated Financial Statements

CATELLUS DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Revenue
Rental revenue	$74,447	$64,725	$148,567	$127,600
Sales revenue	24,900	43,998	32,910	98,692
Management, development and other fees	4,863	1,764	6,947	2,896

	104,210	110,487	188,424	229,188

Costs and expenses
Property operating costs	(20,166)	(17,192)	(39,600)	(32,880)
Cost of sales	(20,281)	(28,167)	(23,253)	(67,252)
Selling, general and administrative expenses	(5,662)	(6,130)	(11,154)	(13,980)
Corporate administrative costs	(4,505)	(4,362)	(8,904)	(8,464)
Depreciation and amortization	(17,732)	(14,934)	(34,292)	(28,349)

	(68,346)	(70,785)	(117,203)	(150,925)

Operating income	35,864	39,702	71,221	78,263

Other income
Equity in earnings of operating joint ventures, net	2,136	2,324	4,659	5,845
Equity in earnings of development joint ventures, net	5,427	8,177	9,281	15,624
Gain on non-strategic asset sales	1,478	7,059	7,357	6,821
Interest income	1,796	2,556	3,713	5,145
Other	792	41	1,949	8,166

	11,629	20,157	26,959	41,601

Other expenses
Interest expense	(17,149)	(13,898)	(33,941)	(26,442)
REIT transition costs	(1,805)	—	(3,363)	—
Other	(196)	(752)	(196)	(1,445)

	(19,150)	(14,650)	(37,500)	(27,887)

Income before minority interests, income taxes, and discontinued operations	28,343	45,209	60,680	91,977
Minority interests	—	(1,526)	—	(3,053)

Income before income taxes and discontinued operations	28,343	43,683	60,680	88,924
Income tax expense	(10,846)	(17,565)	(22,585)	(35,762)

Income from continuing operations	17,497	26,118	38,095	53,162

Discontinued operations, net of income tax:
Gain from disposal of discontinued operations	1,780	7,550	4,419	12,055
Income (loss) from discontinued operations	(23)	(29)	151	(94)

Net gain from discontinued operations	1,757	7,521	4,570	11,961

Net income	$19,254	$33,639	$42,665	$65,123

Income per share from continuing operations
Basic	$0.20	$0.30	$0.44	$0.61

Assuming dilution	$0.19	$0.29	$0.42	$0.59

Income per share from discontinued operations
Basic	$0.02	$0.09	$0.05	$0.14

Assuming dilution	$0.02	$0.08	$0.05	$0.14

Net income per share
Basic	$0.22	$0.39	$0.49	$0.75

Assuming dilution	$0.21	$0.37	$0.47	$0.73

Average number of common shares outstanding - basic	87,730	86,976	87,493	86,815

Average number of common shares outstanding - diluted	90,756	89,864	90,375	89,508

See notes to Condensed Consolidated Financial Statements

CATELLUS DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,

	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net income	$42,665	$65,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,292	28,349
Deferred income taxes	274	16,663
Deferred gain recognized	(3,504)	(14,255)
Amortization of deferred loan fees and other costs	2,212	3,398
Equity in earnings of joint ventures	(13,940)	(21,469)
Operating distributions from joint ventures	14,838	62,098
Gain on sales of investment property	(7,365)	(20,165)
Cost of development property and non-strategic assets sold	34,640	59,621
Capital expenditures for development property	(45,047)	(28,038)
Other, net	(2,948)	10,227
Change in deferred credits and other liabilities	31,671	8,660
Change in other operating assets and liabilities	(28,238)	(11,008)

Net cash provided by operating activities	59,550	159,204

Cash flows from investing activities:
Net proceeds from sale of investment property	27,800	25,011
Capital expenditures for investment property	(149,364)	(179,519)
Payment of reimbursable construction costs	(11,629)	(30,382)
Distributions from joint ventures	8,601	—
Contributions to joint ventures	(5,287)	(9,180)
Net decrease (increase) in restricted cash	2,529	(18,594)

Net cash used in investing activities	(127,350)	(212,664)

Cash flows from financing activities:
Borrowings	11,339	165,319
Repayment of borrowings	(28,168)	(124,103)
Distributions to minority partners	(4,551)	(4,540)
Proceeds from issuance of common stock	18,439	8,395

Net cash (used in) provided by financing activities	(2,941)	45,071

Net decrease in cash and cash equivalents	(70,741)	(8,389)
Cash and cash equivalents at beginning of period	274,927	222,695

Cash and cash equivalents at end of period	$204,186	$214,306

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$31,850	$27,215
Income taxes	$40,547	$16,692
Non-cash financing activities:
Debt forgiveness-property reconveyance	$(5,095)	$—

See notes to Condensed Consolidated Financial Statements

CATELLUS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
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

          On March 3, 2003, the Company announced that its Board of Directors has authorized it to restructure its business operations in order to qualify as a real estate investment trust (“REIT”), effective January 1, 2004. The REIT conversion is subject to stockholder approval as well as final Board approval. The Company anticipates that its stockholders meeting will be in the third quarter of 2003 (see Note 11).

NOTE 2.    INTERIM FINANCIAL DATA

          The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial information includes all normal and recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. Certain prior period financial data have been reclassified to conform to the current period presentation.

Accounting for stock – based compensation

          At June 30, 2003, the Company has five stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards Board (“FASB”) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)		(In thousands)
Net income, as reported	$19,254	$33,639	$42,665	$65,123
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,206)	(1,342)	(2,620)	(2,671)

Pro forma net income	$18,048	$32,297	$40,045	$62,452

Earnings per share:
Basic—as reported	$0.22	$0.39	$0.49	$0.75

Basic—pro forma	$0.21	$0.37	$0.46	$0.72

Diluted—as reported	$0.21	$0.37	$0.47	$0.73

Diluted— pro forma	$0.20	$0.36	$0.44	$0.70

Income taxes

          Income tax expense on income from continuing operations for the three and six months ended June 30, 2003 and 2002 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)		(In thousands)
Current	$(7,600)	$(11,497)	$(22,311)	$(19,099)
Deferred	(3,246)	(6,068)	(274)	(16,663)

Total	$(10,846)	$(17,565)	$(22,585)	$(35,762)

Non – strategic asset sales

          The Company’s sales of non-strategic assets are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)		(In thousands)
Sales	$1,735	$7,683	$7,938	$7,813
Cost of sales	(257)	(624)	(581)	(992)

Gain	$1,478	$7,059	$7,357	$6,821

NOTE 3.    RESTRICTED CASH AND INVESTMENTS

          Of the total restricted cash and investments of $34.1 million at June 30, 2003, and $36.6 million at December 31, 2002, $0.7 million and $5.1 million, respectively, represent proceeds from property sales held in separate cash accounts at trust companies in order to preserve the Company’s option to reinvest the proceeds on a tax-deferred basis.  Approximately $23.4 million and $24.6 million at June 30, 2003 and December 31, 2002, respectively, represents funds held in pledge accounts at a bank until certain loan collateral pool requirements are met, and $4.0 million at June 30, 2003, represents a reserve fund held by a lender in anticipation of substitution of real property collateral.  In addition, restricted investments of $6.0 million and $6.9 million at June 30, 2003 and December 31, 2002, respectively, represent certificates of deposits used to guarantee lease performance for certain properties that secure debt.

NOTE 4.    INCOME PER SHARE

          Income from continuing and discontinued operations per share of common stock is computed by dividing respective income by the weighted average number of shares of common stock and equivalents outstanding during the period (see table below for effect of dilutive securities, and Notes 2 and 10).

	Three Months Ended June 30,

	2003			2002

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

	(In thousands, except per share data)
Income from continuing operations	$17,497	87,730	$0.20	$26,118	86,976	$0.30

Effect of dilutive securities: stock options	—	3,026		—	2,888

Income from continuing operations assuming dilution	$17,497	90,756	$0.19	$26,118	89,864	$0.29

Net gain from discontinued operations	$1,757	87,730	$0.02	$7,521	86,976	$0.09

Effect of dilutive securities: stock options	—	3,026		—	2,888

Net gain from discontinued operations assuming dilution	$1,757	90,756	$0.02	$7,521	89,864	$0.08

Net income	$19,254	87,730	$0.22	$33,639	86,976	$0.39

Effect of dilutive securities: stock options	—	3,026		—	2,888

Net income assuming dilution	$19,254	90,756	$0.21	$33,639	89,864	$0.37

	Six Months Ended June 30,

	2003			2002

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

	(In thousands, except per share data)
Income from continuing operations	$38,095	87,493	$0.44	$53,162	86,815	$0.61

Effect of dilutive securities: stock options	—	2,882		—	2,693

Income from continuing operations assuming dilution	$38,095	90,375	$0.42	$53,162	89,508	$0.59

Net gain from discontinued operations	$4,570	87,493	$0.05	$11,961	86,815	$0.14

Effect of dilutive securities: stock options	—	2,882		—	2,693

Net gain from discontinued operations assuming dilution	$4,570	90,375	$0.05	$11,961	89,508	$0.14

Net income	$42,665	87,493	$0.49	$65,123	86,815	$0.75

Effect of dilutive securities: stock options	—	2,882		—	2,693

Net income assuming dilution	$42,665	90,375	$0.47	$65,123	89,508	$0.73

NOTE 5.    MORTGAGE AND OTHER DEBT

          Mortgage and other debt at June 30, 2003 and December 31, 2002, are summarized as follows:

	June 30, 2003	December 31, 2002

	(In thousands)
Fixed rate mortgage loans	$1,066,579	$1,080,655
Floating rate mortgage loans	203,015	207,212
Construction loans	83,604	78,244
Land acquisition and development loans	20,358	22,241
Assessment district bonds	100,148	103,935
Other loans	8,474	8,668

Mortgage and other debt	1,482,178	1,500,955
Liabilities of assets held for sale:
Fixed rate mortgage loans	—	2,849
Floating rate mortgage loans	—	298

Total mortgage and other debt	$1,482,178	$1,504,102

Due within one year	$162,478	$154,152

          Interest costs relating to mortgage and other debt for the three and six months ended June 30, 2003 and 2002, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)		(In thousands)
Total interest incurred	$21,772	$20,735	$43,711	$40,884
Interest capitalized	(4,608)	(6,554)	(9,726)	(13,901)

Interest expensed	17,164	14,181	33,985	26,983
Less discontinued operations	(15)	(283)	(44)	(541)

Interest expense from continuing operations	$17,149	$13,898	$33,941	$26,442

NOTE 6.    PROPERTIES

          Book value by property type at June 30, 2003 and December 31, 2002, consisted of the following:

	June 30, 2003	December 31, 2002

	(In thousands)
Rental properties:
Industrial buildings	$1,167,756	$1,134,890
Office buildings	381,090	372,795
Retail buildings	99,066	100,882
Ground leases and other	178,594	176,430
Investment in operating joint ventures	(18,129)	(10,920)

	1,808,377	1,774,077

Developable land:
Commercial	174,273	171,924
Residential	54,530	52,850
Urban	275,174	279,495
Investment in development joint ventures	60,317	58,071

	564,294	562,340

Work-in-process:
Commercial	49,434	49,938
Urban	23,992	16,915

	73,426	66,853

Furniture and equipment	38,145	38,096
Other	6,645	6,715

Gross book value	2,490,887	2,448,081
Accumulated depreciation	(427,716)	(399,923)

Net book value	$2,063,171	$2,048,158

NOTE 7.    SEGMENT REPORTING

          The Company’s reportable segments are based on the Company’s method of internal reporting, which disaggregates its business by type and before the adjustments for discontinued operations.  The Company has five reportable segments: Asset Management; Suburban, which includes two reportable segments, Commercial and Residential; Urban; and Corporate.  The Asset Management segment leases and manages the Company-owned commercial buildings and ground leases.  The Suburban Commercial segment develops real estate for the Company’s own account or for third parties and acquires and sells developable land and commercial buildings.  The Suburban Residential segment acquires and develops suburban residential communities and sells finished lots to homebuilders via direct ownership or through joint ventures.  The Urban segment develops major mixed-use sites — including development for residential, office, and retail purposes — for the Company’s own account and for joint ventures, and sells developable land.  The Corporate segment consists of administrative services.

          Inter-segment gains and losses are not recognized.  Debt and interest-bearing assets are allocated to segments based upon the grouping of the underlying assets.  All other assets and liabilities are specifically identified and allocated to the segments.

          Financial data by reportable segment is as follows:

Three Months Ended June 30, 2003

	Asset Management	Suburban		Urban	Corporate	Subtotal	Discontinued Operations	Total

		Commercial	Residential

	(In thousands)
Revenue
Rental revenue	$74,455	$—	$—	$—	$—	$74,455	$(8)	$74,447
Sales revenue	4,390	24,310	—	—	—	28,700	(3,800)	24,900
Management, development and other fees	18	3,057	175	1,613	—	4,863	—	4,863

	78,863	27,367	175	1,613	—	108,018	(3,808)	104,210

Costs and expenses
Property operating costs	(20,191)	—	—	—	—	(20,191)	25	(20,166)
Cost of sales	(929)	(20,045)	(140)	—	—	(21,114)	833	(20,281)
Selling, general and administrative expenses	(285)	(2,775)	(866)	(1,736)	—	(5,662)	—	(5,662)
Corporate administrative costs	—	—	—	—	(4,505)	(4,505)	—	(4,505)
Depreciation and amortization	(16,815)	(96)	(29)	(221)	(577)	(17,738)	6	(17,732)

	(38,220)	(22,916)	(1,035)	(1,957)	(5,082)	(69,210)	864	(68,346)

Operating income	40,643	4,451	(860)	(344)	(5,082)	38,808	(2,944)	35,864

Other income
Equity in earnings of operating joint ventures, net	2,136	—	—	—	—	2,136	—	2,136
Equity in earnings of development joint ventures, net	—	—	5,427	—	—	5,427	—	5,427
Gain on non-strategic asset sales	1,478	—	—	—	—	1,478	—	1,478
Interest income	401	151	676	420	148	1,796	—	1,796
Other	91	31	—	(66)	736	792	—	792

	4,106	182	6,103	354	884	11,629	—	11,629

Other expenses
Interest expense	(21,439)	—	—	—	4,275	(17,164)	15	(17,149)
REIT transition costs	—	—	—	—	(1,805)	(1,805)	—	(1,805)
Other	(31)	(143)	(1)	138	(159)	(196)	—	(196)

	(21,470)	(143)	(1)	138	2,311	(19,165)	15	(19,150)

Income (loss) before minority interests, income taxes and discontinued operations	23,279	4,490	5,242	148	(1,887)	31,272	(2,929)	28,343
Minority interests	—	—	—	—	—	—	—	—

Income (loss) before income taxes and discontinued operations	23,279	4,490	5,242	148	(1,887)	31,272	(2,929)	28,343
Income tax (expense) benefit	(8,983)	(1,685)	(2,020)	(52)	722	(12,018)	1,172	(10,846)

Income (loss) from continuing operations	14,296	2,805	3,222	96	(1,165)	19,254	(1,757)	17,497

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	1,780	1,780
Loss from discontinued operations	—	—	—	—	—	—	(23)	(23)

Net gain from discontinued operations	—	—	—	—	—	—	1,757	1,757

Net income (loss)	$14,296	$2,805	$3,222	$96	$(1,165)	$19,254	$—	$19,254

Three Months Ended June 30, 2002

	Asset Management	Suburban		Urban	Corporate	Subtotal	Discontinued Operations	Total

		Commercial	Residential

	(In thousands)
Revenue
Rental revenue	$65,279	$—	$—	$—	$—	$65,279	$(554)	$64,725
Sales revenue	25,360	14,752	20,172	—	—	60,284	(16,286)	43,998
Management, development and other fees	26	1,114	169	455	—	1,764	—	1,764

	90,665	15,866	20,341	455	—	127,327	(16,840)	110,487

Costs and expenses
Property operating costs	(17,391)	—	—	—	—	(17,391)	199	(17,192)
Cost of sales	(9,417)	(12,481)	(9,760)	—	(166)	(31,824)	3,657	(28,167)
Selling, general and administrative expenses	(574)	(2,136)	(1,598)	(1,822)	—	(6,130)	—	(6,130)
Corporate administrative costs	—	—	—	—	(4,362)	(4,362)	—	(4,362)
Depreciation and amortization	(14,299)	(121)	(36)	(226)	(373)	(15,055)	121	(14,934)

	(41,681)	(14,738)	(11,394)	(2,048)	(4,901)	(74,762)	3,977	(70,785)

Operating income	48,984	1,128	8,947	(1,593)	(4,901)	52,565	(12,863)	39,702

Other income
Equity in earnings of operating joint ventures, net	2,324	—	—	—	—	2,324	—	2,324
Equity in earnings of development joint ventures, net	—	—	9,597	—	(1,420)	8,177	—	8,177
Gain on non-strategic asset sales	7,059	—	—	—	—	7,059	—	7,059
Interest income	671	386	1,440	4	55	2,556	—	2,556
Other	20	(91)	201	(73)	(16)	41	—	41

	10,074	295	11,238	(69)	(1,381)	20,157	—	20,157

Other expenses
Interest expense	(19,135)	—	—	5	4,949	(14,181)	283	(13,898)
REIT transition costs	—	—	—	—	—	—	—	—
Other	(64)	(590)	96	142	(336)	(752)	—	(752)

	(19,199)	(590)	96	147	4,613	(14,933)	283	(14,650)

Income (loss) before minority interests, income taxes and discontinued operations	39,859	833	20,281	(1,515)	(1,669)	57,789	(12,580)	45,209
Minority interests	(1,526)	—	—	—	—	(1,526)	—	(1,526)

Income (loss) before income taxes and discontinued operations	38,333	833	20,281	(1,515)	(1,669)	56,263	(12,580)	43,683
Income tax (expense) benefit	(15,416)	(334)	(8,154)	609	671	(22,624)	5,059	(17,565)

Income (loss) from continuing operations	22,917	499	12,127	(906)	(998)	33,639	(7,521)	26,118

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	7,550	7,550
Loss from discontinued operations	—	—	—	—	—	—	(29)	(29)

Net gain from discontinued operations	—	—	—	—	—	—	7,521	7,521

Net income (loss)	$22,917	$499	$12,127	$(906)	$(998)	$33,639	$—	$33,639

Six Months Ended June 30, 2003

	Asset Management	Suburban		Urban	Corporate	Subtotal	Discontinued Operations	Total

		Commercial	Residential

	(In thousands)
Revenue
Rental revenue	$149,183	$—	$—	$—	$—	$149,183	$(616)	$148,567
Sales revenue	29,339	28,308	3,465	—	—	61,112	(28,202)	32,910
Management, development and other fees	23	3,881	269	2,774	—	6,947	—	6,947

	178,545	32,189	3,734	2,774	—	217,242	(28,818)	188,424

Costs and expenses
Property operating costs	(39,780)	—	—	—	—	(39,780)	180	(39,600)
Cost of sales	(21,123)	(22,376)	(591)	—	—	(44,090)	20,837	(23,253)
Selling, general and administrative expenses	(565)	(5,402)	(1,648)	(3,539)	—	(11,154)	—	(11,154)
Corporate administrative costs	—	—	—	—	(8,904)	(8,904)	—	(8,904)
Depreciation and amortization	(32,646)	(96)	(59)	(487)	(1,149)	(34,437)	145	(34,292)

	(94,114)	(27,874)	(2,298)	(4,026)	(10,053)	(138,365)	21,162	(117,203)

Operating income	84,431	4,315	1,436	(1,252)	(10,053)	78,877	(7,656)	71,221

Other income
Equity in earnings of operating joint ventures, net	4,659	—	—	—	—	4,659	—	4,659
Equity in earnings of development joint ventures, net	—	—	9,281	—	—	9,281	—	9,281
Gain on non-strategic asset sales	7,357	—	—	—	—	7,357	—	7,357
Interest income	812	305	1,563	643	395	3,718	(5)	3,713
Other	1,161	50	—	—	738	1,949	—	1,949

	13,989	355	10,844	643	1,133	26,964	(5)	26,959

Other expenses
Interest expense	(42,693)	—	—	—	8,708	(33,985)	44	(33,941)
REIT transition costs	—	—	—	—	(3,363)	(3,363)	—	(3,363)
Other	(31)	(143)	(1)	138	(159)	(196)	—	(196)

	(42,724)	(143)	(1)	138	5,186	(37,544)	44	(37,500)

Income (loss) before minority interests, income taxes and discontinued operations	55,696	4,527	12,279	(471)	(3,734)	68,297	(7,617)	60,680
Minority interests	—	—	—	—	—	—	—	—

Income (loss) before income taxes and discontinued operations	55,696	4,527	12,279	(471)	(3,734)	68,297	(7,617)	60,680
Income tax (expense) benefit	(20,902)	(1,699)	(4,608)	176	1,401	(25,632)	3,047	(22,585)

Income (loss) from continuing operations	34,794	2,828	7,671	(295)	(2,333)	42,665	(4,570)	38,095

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	4,419	4,419
Income from discontinued operations	—	—	—	—	—	—	151	151

Net gain from discontinued operations	—	—	—	—	—	—	4,570	4,570

Net income (loss)	$34,794	$2,828	$7,671	$(295)	$(2,333)	$42,665	$—	$42,665

Six Months Ended June 30, 2002

	Asset Management	Suburban		Urban	Corporate	Subtotal	Discontinued Operations	Total

		Commercial	Residential

	(In thousands)
Revenue
Rental revenue	$128,559	$—	$—	$—	$—	$128,559	$(959)	$127,600
Sales revenue	35,124	40,990	48,175	—	—	124,289	(25,597)	98,692
Management, development and other fees	51	1,663	455	727	—	2,896	—	2,896

	163,734	42,653	48,630	727	—	255,744	(26,556)	229,188

Costs and expenses
Property operating costs	(33,199)	—	—	—	—	(33,199)	319	(32,880)
Cost of sales	(11,454)	(36,216)	(24,498)	—	(516)	(72,684)	5,432	(67,252)
Selling, general and administrative expenses	(710)	(4,085)	(5,766)	(3,419)	—	(13,980)	—	(13,980)
Corporate administrative costs	—	—	—	—	(8,464)	(8,464)	—	(8,464)
Depreciation and amortization	(26,902)	(275)	(73)	(469)	(887)	(28,606)	257	(28,349)

	(72,265)	(40,576)	(30,337)	(3,888)	(9,867)	(156,933)	6,008	(150,925)

Operating income	91,469	2,077	18,293	(3,161)	(9,867)	98,811	(20,548)	78,263

Other income
Equity in earnings of operating joint ventures, net	5,845	—	—	—	—	5,845	—	5,845
Equity in earnings of development joint ventures, net	—	—	17,557	—	(1,933)	15,624	—	15,624
Gain on non-strategic asset sales	6,821	—	—	—	—	6,821	—	6,821
Interest income	1,344	819	2,866	2	114	5,145	—	5,145
Other	7,332	633	201	—	—	8,166	—	8,166

	21,342	1,452	20,624	2	(1,819)	41,601	—	41,601

Other expenses
Interest expense	(37,883)	—	—	—	10,900	(26,983)	541	(26,442)
REIT transition costs	—	—	—	—	—	—	—	—
Other	(64)	(1,274)	95	142	(344)	(1,445)	—	(1,445)

	(37,947)	(1,274)	95	142	10,556	(28,428)	541	(27,887)

Income (loss) before minority interests, income taxes and discontinued operations	74,864	2,255	39,012	(3,017)	(1,130)	111,984	(20,007)	91,977
Minority interests	(3,053)	—	—	—	—	(3,053)	—	(3,053)

Income (loss) before income taxes and discontinued operations	71,811	2,255	39,012	(3,017)	(1,130)	108,931	(20,007)	88,924
Income tax (expense) benefit	(28,880)	(907)	(15,688)	1,213	454	(43,808)	8,046	(35,762)

Income (loss) from continuing operations	42,931	1,348	23,324	(1,804)	(676)	65,123	(11,961)	53,162

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	12,055	12,055
Loss from discontinued operations	—	—	—	—	—	—	(94)	(94)

Net gain from discontinued operations	—	—	—	—	—	—	11,961	11,961

Net income (loss)	$42,931	$1,348	$23,324	$(1,804)	$(676)	$65,123	$—	$65,123

NOTE 8.    COMMITMENTS AND CONTINGENCIES

          The Company has surety bonds and standby letters of credit related to various development projects, lease payment guarantees, various debt and debt service guarantees, and capital contribution commitments related to certain unconsolidated real estate joint ventures. These surety bonds, standby letters of credit, guarantees and capital contribution commitments as of June 30, 2003, are summarized in the following categories (in thousands):

Off-balance sheet liabilities:
Surety bonds	$211,939
Standby letters of credit	47,803
Debt service guarantees	53,913
Contribution requirements	14,590
Lease payment guarantee	756

Sub-total	329,001
Liabilities included in balance sheet:
Standby letters of credit	50,925

Total	$379,926

          Surety bonds are to guarantee the construction of infrastructure and public improvements as a requirement of entitlement.  Surety bonds are commonly required by public agencies from developers in real estate development, are renewable, and expire upon completion of the required improvements.  The typical development period of the Company’s development projects is approximately one to three years.  An example of the type of event that would require the Company to perform under these surety bonds would be the failure of the Company to construct or complete the required improvements.  At June 30, 2003, the Company has not been required to fund any of the surety bonds.

          Standby letters of credit consist of two types: performance and financial. Performance standby letters of credit are similar in nature and term as the surety bonds described above. Financial standby letters of credit are a form of credit enhancement commonly required in real estate development when bonds are issued to finance public improvements; these financial standby letters of credit are scheduled to expire between December 2005 and May 2007. As of June 30, 2003, the Company has a total of $98.7 million in these standby letters of credit; $47.8 million of the total is off-balance sheet ($40.0 million in financial letters of credit and $7.8 million in performance letters of credit), while the remaining $50.9 million are related to obligations that are reflected in the Company’s Condensed Consolidated Balance Sheet ($47.5 million in “Mortgage and other debt” and $3.4 million in “Restricted cash and investments”). The $50.9 million of letters of credit were issued as additional security for liabilities already recorded on the balance sheet for separate accounting reasons (primarily assessment bond obligations of assessment districts whose operating boards the Company controls). This is different from the $47.8 million in letters of credit that are related to non-balance sheet items. When the assessment districts are consolidated, the balance sheet is fully consolidated, so there are several corresponding debits, the most significant of which is the associated improvements. An example of the type of event that would require the Company to perform under the performance standby letters of credit would be the failure of the Company to construct or complete the required improvements. An example of the type of event that would require the Company to perform under the financial standby letters of credit would be a debt service shortfall in the municipal district that issued the municipal bonds. At June 30, 2003, the Company has not been required to satisfy any of these standby letters of credit.

          The Company has made debt service guarantees for certain of its unconsolidated joint ventures. At June 30, 2003, based on the joint ventures’ outstanding balance, these debt guarantees totaled $53.9 million. These debt service guarantees are scheduled to expire between January 2004 and September 2005. These debt service guarantees are typical business arrangements commonly required of developers in real estate development. An example of the types of event that would require the Company to provide a cash payment pursuant to a guarantee include a loan default, which would result from failure of the primary borrower to service its debt when due, or non-compliance of the primary borrower with financial covenants or inadequacy of asset collateral. At June 30, 2003, the Company has not been required to satisfy any amounts under these debt service guarantees.

          The Company is required to make additional capital contributions to five of its unconsolidated joint ventures should additional capital contributions be necessary to fund development costs or operating shortfall. The Company agreed with an unconsolidated joint venture to make additional contributions should there be insufficient funds to meet its current or projected financial requirements. As of June 30, 2003, the Company cumulatively contributed $17.3 million to this unconsolidated joint venture, as additional contributions.  The Company is also required to make additional capital contributions to another four of its unconsolidated joint ventures should additional capital contributions be necessary (see chart below). As of June 30, 2003, the Company does not expect to fund any additional capital contributions beyond the maximum capital requirements.

	Contribution Committed	Remaining Contribution Commitment

	(In thousands)
Talega Village, LLC	$14,000	$5,269
Talega Associates, LLC	20,000	4,773
Parkway Company, LLC	38,000	3,580
Third and King Investors, LLC	25,000	968

	$97,000	$14,590

          Generally, any funding of off-balance sheet guarantees would result in the increase of Catellus’ ownership interest in a project or entity similar to the treatment of a unilateral additional capital contribution to an investee.

          The Company has guaranteed $0.8 million of lease payments through September 2003 of a third party in connection with a development project. As of June 30, 2003, the Company has not been required to satisfy any amounts under this guarantee.

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

          As of June 30, 2003, $163.3 million of Community Facility District bonds were sold to finance public infrastructure improvements at several Company projects. The Company provided letters of credit totaling $40.0 million in support of some of these bonds. The $40.0 million is included in the standby letters of credit and surety bonds amounts disclosed above. The Company, along with other landowners, is required to satisfy any shortfall in annual debt service obligation for these bonds if incremental tax revenues generated by the projects are insufficient.

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

          At June 30, 2003, management estimates that future costs for remediation of environmental contamination on operating properties and properties previously sold approximate $9.1 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next several years. Management also estimates approximately $12.0 million of similar costs relating to the Company’s properties to be developed or sold. The Company may incur additional costs related to management of excess contaminated soil from our projects; however, the necessity of this activity depends on the type of future development activities, and, therefore, the related costs are not currently determinable. These costs will be capitalized as components of development costs when incurred, which is anticipated to be over a period of approximately twenty years, or will be deferred and charged to cost of sales when the properties are sold. Environmental costs capitalized during the six months ended June 30, 2003, totaled $1.0 million. The Company’s estimates were developed based on reviews that took place over several years based upon then-prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs.

NOTE 9.    RELATED PARTY TRANSACTIONS

          The entities below are considered related parties because the listed transactions are with entities in which the Company has an ownership interest. There are no affiliated persons involved with these entities.

          The Company provides development and management services and loan guarantees to various unconsolidated joint venture investments. Fees earned were $1.9 million and $3.3 million for the three and six months ended June 30, 2003, respectively, of which $1.6 million and $2.8 million, respectively, were from Third and King Investors, LLC, with the remainder primarily from Traer Creek LLC, Serrano Associates, LLC, and Talega Village, LLC.  Fees earned were $0.8 million and $1.1 million for the three and six months ended June 30, 2002, respectively, of which $0.5 million and $0.7 million, respectively, were from Third and King Investors, LLC, with the remainder primarily from Traer Creek LLC and Talega Village, LLC.  Deferred fees primarily from Traer Creek LLC and Serrano Associates, LLC of $1.6 million at June 30, 2003, will be earned as completed projects are sold or the venture is sold or liquidated.

          In 2001, the Company entered into a 99-year ground lease with one of its unconsolidated joint venture investments, Third and King Investors, LLC. Rent payments of $0.9 million were received and recognized as rental income during each of the three months ended June 30, 2003 and 2002 and $1.8 million in each of the six months ended June 30, 2003 and 2002.  Rent payments of $1.3 million of previously received rent were deferred at June 30, 2003, and will be recognized, together with annual rents, over the life of the lease.

          The Company has a $4.5 million collateralized 9.0% note receivable from an unconsolidated joint venture, East Baybridge Partners, LP, for project costs plus accrued interest. The note is collateralized by property owned by the venture and matures in October 2028. The Company entered into various lease agreements with this unconsolidated joint venture. As lessee, rent expense was $34,000 in each of the three-month periods ended June 30, 2003 and 2002 and $68,000 for each of the six-month periods ended June 30, 2003 and 2002; this lease will expire in November 2011. As lessor, the Company entered into a ground lease, which will expire in August 2054. The Company earned rental income of $0.1 million in each of the three-month periods ended June 30, 2003 and 2002, and $0.2 million for each of the six-month periods ended June 30, 2003 and 2002, and recorded a $2.0 million receivable associated with this lease.

NOTE 10.    DISCONTINUED OPERATIONS

          In general, sales of rental property are classified as discontinued operations. Therefore, income or loss attributed to the operations and sale of rental properties sold or held for sale is presented in the statement of operations as discontinued operations, net of applicable income taxes. Prior period statements of operations have been reclassified to reflect as discontinued operations the income or loss related to rental properties that were sold or held for sale and presented as discontinued operations during the period up to June 30, 2003. Additionally, all periods presented will likely require further reclassification in future periods as additional, similar sales of rental properties occur.

          Discontinued operations activities for the three and six months ended June 30, 2003 and 2002 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)
Gain from disposal of discontinued operations
Sales revenue	$3,800	$16,286	$28,202	$25,597
Cost of sales	(833)	(3,657)	(20,837)	(5,432)

	2,967	12,629	7,365	20,165
Income tax expense	(1,187)	(5,079)	(2,946)	(8,110)

Net gain	$1,780	$7,550	$4,419	$12,055

Rental Revenue	$8	$554	$616	$959

Income (loss) from discontinued operations	$(38)	$(49)	$252	$(158)
Income tax (expense) benefit	15	20	(101)	64

Net income (loss)	$(23)	$(29)	$151	$(94)

          Asset and liability balances of rental properties under contract to be sold at December 31, 2002 (none at June 30, 2003), consist of the following:

December 31, 2002

(In thousands)
Assets
Properties	$3,216
Accumulated depreciation	(744)

Net	2,472
Other assets	288

Total assets	2,760

Liabilities
Mortgage and other debt	3,147
Payables	62
Other liabilities	24

Total liabilities	3,233

Net liabilities	$473

NOTE 11.    REAL ESTATE INVESTMENT TRUST (“REIT”) CONVERSION

          On March 3, 2003, the Company announced that its Board of Directors has authorized it to restructure its business operations in order to qualify as a real estate investment trust (“REIT”), effective January 1, 2004. The REIT conversion is subject to a stockholder approval process, which is expected to conclude in the third quarter of 2003, as well as final Board approval. This announcement has no material effect on the financial statements, except for $1.8 million and $3.4 million of transition costs, which relates to the REIT conversion and was incurred and expensed during three and six months ended June 30, 2003, respectively; however, it will likely have an impact on future operating results in the following areas, if approved by the stockholder vote:

•

a one-time distribution of pre-REIT earnings and profits, projected to be approximately $100 million in cash and $200 million in common stock, will be declared and paid in the fourth quarter; certain aspects of this distribution are subject to ruling by the Internal Revenue Service

•	commencing after the third quarter of 2003, a quarterly dividend of approximately $0.30 per existing share of common stock will be paid

•	conversion and related restructure costs are currently estimated to be $7.5 million

•	one-time costs associated with the proposed stock option exchange offer estimated at $30 million to be recognized over three years

•	certain deferred tax liabilities associated with assets in the REIT would be reversed through income and result in a one-time increase in income currently estimated in the $200 to $250 million range

          Catellus SubCo, Inc., a wholly owned subsidiary, has filed a preliminary proxy statement/prospectus with the Securities and Exchange Commission that provides important information, including detailed risk factors, regarding the proposed REIT conversion.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company:

          Catellus Development Corporation is a publicly traded real estate development company that owns and operates approximately 37.4 million square feet of predominantly industrial property in many of the country’s major distribution centers and transportation corridors.  The company’s principal objective is sustainable, long-term growth in earnings, which it seeks to achieve by applying its strategic resources: a lower-risk/higher-return rental portfolio, a focus on expanding that portfolio through development, and the deployment of its proven land development skills to select opportunities where it can generate profits to recycle back into its business. More information on the company is available at www.catellus.com.

Recent Developments

          On March 3, 2003, we announced that our Board of Directors (“Board”) has authorized us to restructure our business operations to qualify as a real estate investment trust, effective January 1, 2004, subject to stockholder and Board approvals. We have spent the past several years successfully transforming what was one of the country’s largest land portfolios into predominantly industrial rental property and capital that has been reinvested back into our business. We are now embarking upon a transition period to restructure our operations and change our business strategy to focus increasingly on industrial development and to reduce focus on other product types.

          In anticipation of the REIT conversion, we will take steps during 2003 to better position our businesses for operation as a REIT. This will include looking for ways to operate more efficiently, consistent with a focus of new development on industrial product. We plan to continue our Urban mixed–use projects that are underway, but do not plan to seek new ones. Since the Urban Group (see Urban Group below) will no longer be pursuing new activities, and given the considerable progress made on existing projects, it is also anticipated that the scope of activities will be reduced, resulting in a reduction in work force over 2003 and 2004. It is anticipated that Doug Gardner, President, and Mark Schuh, Executive Vice President, both of the Urban Group, will continue to lead their group during the transition for the balance of 2003, after which they will leave Catellus. The Urban Group currently reports to the chief executive officer of Catellus, and this reporting relationship will continue. The Urban Group projects will be operated in a taxable REIT subsidiary (“TRS”), and we expect to recycle surplus capital from the Urban Group projects through continuing development with greater emphasis on third party parcel sales, land leases, and joint ventures. During 2003, the Suburban Residential Group (see Suburban Residential Group below) projects will be positioned for sale and any remaining assets will be operated in a TRS upon REIT conversion.

          We plan to present the REIT conversion to our stockholders for approval at our annual meeting, which is expected to be held in the third quarter of 2003. If the REIT conversion is consummated, Catellus will operate as an umbrella partnership real estate investment trust, with wholly-owned taxable REIT subsidiaries. As part of the REIT conversion, we will provide to stockholders a one-time distribution of pre-REIT earnings and profits, in compliance with the requirements to elect REIT status. Furthermore, subject to final Board approval, we anticipate that we will begin paying a quarterly dividend commencing with a payment of $0.30 per common share for the third quarter of 2003. Catellus SubCo, Inc., a wholly owned subsidiary, filed a Form S-4 registration statement, which contains a preliminary proxy statement/prospectus, with the Securities and Exchange Commission on May 2, 2003, as amended by Amendment No. 1, Amendment No. 2, and Amendment No. 3, filed on June 17, 2003, July 28, 2003, and August 12, 2003, respectively.  The preliminary proxy statement/prospectus provides important information, including detailed risk factors, regarding the proposed REIT conversion. A copy of the preliminary proxy statement/prospectus and other relevant documents are available free of charge at the SEC’s website (www.sec.gov) or can be obtained free of charge by directing a request to us at 201 Mission Street, Second Floor, San Francisco, California 94105, Attn.: Director of Investor Relations, or by telephone at (415) 974-4649, or by email at InvestorRelations@catellus.com or through our website (www.Catellus.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. There is no assurance that the proposed REIT conversion will be consummated or that the terms of the REIT conversion or the timing or effects thereof will not differ materially from those described in the preliminary proxy statement/prospectus and other relevant documents.

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

Rental Building Occupancy:

	June 30,		Difference

	2003	2002

	(In thousands of square feet, except percentages)
Owned (1)	37,403	34,498	2,905
Occupied (1)	35,298	32,510	2,788
Occupancy percentage	94.4%	94.2%	0.2%

(1)          New buildings are added to our rental portfolio at the earlier of twelve months after completion of the building shell or commencement of rent on 50% of the space. Space is considered “occupied” upon commencement of rent.

          The table below provides the rental portfolio rental revenue less property operating costs for the three months ended June 30, 2003,  (in thousands):

Rental Revenue less Property Operating Costs by State

	Industrial		Office		Retail		Total

	Rental Revenue less Property Operating Expenses	% of Total	Rental Revenue less Property Operating Expenses	% of Total	Rental Revenue less Property Operating Expenses	% of Total	Rental Revenue less Property Operating Expenses	% of Total

Southern California	$12,964	23.0%	$1,362	2.4%	$644	1.1%	$14,970	26.5%
Northern California	7,579	13.4%	5,146	9.1%	1,627	2.9%	14,352	25.4%
Illinois	5,288	9.4%	1,220	2.2%	—	0.0%	6,508	11.5%
Texas	2,458	4.4%	1,700	3.0%	—	0.0%	4,158	7.4%
Colorado	2,428	4.3%	919	1.6%	254	0.5%	3,601	6.4%
Arizona	690	1.2%	—	0.0%	181	0.3%	871	1.5%
Maryland	772	1.4%	—	0.0%	—	0.0%	772	1.4%
Oregon	656	1.2%	140	0.2%	99	0.2%	895	1.6%
Ohio	590	1.0%	—	0.0%	—	0.0%	590	1.0%
Other	363	0.6%	—	0.0%	—	0.0%	363	0.6%

Subtotal	$33,788	59.9%	$10,487	18.6%	$2,805	5.0%	$47,080	83.5%
Ground leases and other							5,176	9.2%
Other properties							2,008	3.6%

							54,264
Equity in earnings of operating JV’s							2,136	3.8%

Total							$56,400	100.0%

Less: discontinued operations							17

Rental revenue less property operating costs from continuing operations							$56,417

The table below provides the rental portfolio by square feet by State as of June 30, 2003 (In thousands).

	Industrial		Office		Retail		Total

	Square Feet	% of Total	Square Feet	% of Total	Square Feet	% of Total	Square Feet	% of Total

Southern California	11,988	32.4%	574	1.5%	176	0.5%	12,738	34.0%
Northern California	5,773	15.4%	808	2.2%	481	1.2%	7,062	18.9%
Illinois	6,268	16.8%	584	1.6%	—	0.0%	6,852	18.3%
Texas	3,264	8.7%	869	2.3%	—	0.0%	4,133	11.0%
Colorado	2,353	6.3%	273	0.7%	100	0.3%	2,726	7.3%
Arizona	1,123	3.0%	—	0.0%	74	0.2%	1,197	3.2%
Ohio	966	2.6%	—	0.0%	—	0.0%	966	2.6%
Oregon	545	1.5%	57	0.2%	37	0.1%	639	1.7%
Maryland	471	1.3%	—	0.0%	—	0.0%	471	1.3%
Other	619	1.7%	—	0.0%	—	0.0%	619	1.7%

Total	33,370	89.2%	3,165	8.5%	868	2.3%	37,403	100.0%

Suburban Commercial:

          The Suburban Commercial segment acquires and develops suburban commercial business parks for our own account and the account of others. Net income consists primarily of sales gains from development properties sold and construction management, developer, and other fees.

          The table below provides the development potential of our Suburban Commercial land portfolio:

Project Name	City/Location	June 30, 2003 (1)

		Square feet (In thousands)
Southern California
Kaiser Commerce Center	San Bernardino County	2,147
Crossroads Business Park	Ontario	2,016
Rancho Pacific Distribution Centre	Rancho Cucamonga	312
San Bernardino	San Bernardino	865
Pacific Center	Anaheim	44

Subtotal Southern Calif.		5,384

Northern California
Pacific Commons	Fremont	3,576
Duck Creek	Stockton	2,000
Alameda FISC (controlled)	Alameda	1,300
Spreckels Business Park	Manteca	686
Regatta Business Park	Richmond	89

Subtotal Northern Calif.		7,651

Total California		13,035

Illinois
Minooka	Minooka	3,393	(2)
Internationale Centre	Woodridge	976
Prairie Glen Corporate Campus	Glenview	437	(3)
Joliet	Joliet	402
International Centre West	Romeoville	17

Subtotal Illinois		5,225

Texas
Hobby Business Park	Houston	1,700
Gateway Corporate Center	Coppell	1,120
Stellar Way Business Park	Grand Prairie	814
Gateway East Business Park	Garland	763
Plano	Plano	403
Ft. Worth	Ft. Worth	104

Subtotal Texas		4,904

Other
Eastgate	Aurora, CO	4,000
Stapleton Business Park	Denver, CO	750
South Shore Corp. Park	Gresham/Portland, OR	765
Circle Point Corporate Center	Westminster, CO	685
Cedar Grove Business Park	Louisville, KY	545
Douglas Hill Business Park	Atlanta, GA	294
Ford Winchester	Winchester, VA	189

Subtotal Other		7,228

Total Outside California		17,357

Total Suburban Commercial Inventory		30,392

(1)	All entitled, except for 1,327,000 square feet included in Crossroads Business Park in which entitlement is in progress.
(2)	Excluded from this balance is approximately 2.8 million square feet under option.
(3)	Included in this balance is 335,000 square feet that is under option.

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

          The table below provides the development potential, by lots/homes, of our Suburban Residential land portfolio.

	Ownership Interest	Lots/Units at June 30, 2003

Colorado
Vista Range, Commerce City	100%	2,149	(1)
Northern California
Alameda (2)	100%	485
Hercules	100%	1	(3)
Serrano, Sacramento	50%	1,150
Parkway, Sacramento (multi-family)	50%	538

		2,174

Southern California
Talega Seniors, San Clemente	50%	2
Talega, San Clemente	30%	967
West Bluffs, Playa del Rey (4)	100%	114

		1,083

Total		5,406

(1)	As of June 30, 2003, these lots were sold for $23.2 million. The sale was 100% deferred because of inadequate down payment received to meet the criteria for revenue recognition.
(2)	Of the 485 lots, we own 190 and have options on 295 lots.
(3)	A commercial site.
(4)	We have entitlements for this project; however, the entitlements are being challenged under the California Environmental Quality Act and the California Coastal Act (see Legal Proceedings section).

Urban:

          The Urban segment entitles and develops urban mixed-use sites in San Francisco, Los Angeles, and San Diego. The principal project of the segment is Mission Bay in San Francisco.

          As discussed in the Recent Developments section, as part of the REIT conversion, we plan to continue our Urban mixed-use projects that are currently underway, but do not plan to seek new ones. As such, it is anticipated that the scope of activities will be reduced over the next several years.

          The table below provides the entitled development potential by square feet, of our Urban land portfolio:

	R&D, Biotech & Office	CBD Office	Retail/ Entertainment	Residential	Hotel

	(Net Rentable Sq. Ft.)			(Units)	(Rooms)
Mission Bay (SF, CA)	4,537,000	—	548,000	3,263	500
Union Station (LA, CA)	—	5,175,000	675,000	—	—
Santa Fe Depot (SD, CA)	—	440,000	270,000	710	—

Total	4,537,000	5,615,000	1,493,000	3,973	500

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

Critical Accounting Policies

          Our discussion and analysis of financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue and cost of sales recognition, impairment of real estate assets, capitalization of costs, allowance for doubtful accounts, environmental and legal reserves, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     Capitalization of costs

          We capitalize direct construction and development costs, including predevelopment costs, property taxes, insurance, and certain indirect project costs, including a portion of our general and administrative costs that are associated with the acquisition, development, or construction of a project. Interest is capitalized in accordance with FAS 34. Costs previously capitalized related to any abandoned development opportunities are written off. Should development activity decrease, a portion of interest, property taxes, insurance, and certain general and administrative costs would no longer be eligible for capitalization and would be expensed as incurred.

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

Below is a summary of net income by segment for the Three Months Ended June 30, 2003:

	Asset Management	Suburban		Urban	Corporate	Subtotal	Discontinued Operations	Total

		Commercial	Residential

	(In thousands)
Revenue
Rental revenue	$74,455	$—	$—	$—	$—	$74,455	$(8)	$74,447
Sales revenue	4,390	24,310	—	—	—	28,700	(3,800)	24,900
Management, development and other fees	18	3,057	175	1,613	—	4,863	—	4,863

	78,863	27,367	175	1,613	—	108,018	(3,808)	104,210

Costs and expenses
Property operating costs	(20,191)	—	—	—	—	(20,191)	25	(20,166)
Cost of sales	(929)	(20,045)	(140)	—	—	(21,114)	833	(20,281)
Selling, general and administrative expenses	(285)	(2,775)	(866)	(1,736)	—	(5,662)	—	(5,662)
Corporate administrative costs	—	—	—	—	(4,505)	(4,505)	—	(4,505)
Depreciation and amortization	(16,815)	(96)	(29)	(221)	(577)	(17,738)	6	(17,732)

	(38,220)	(22,916)	(1,035)	(1,957)	(5,082)	(69,210)	864	(68,346)

Operating Income	40,643	4,451	(860)	(344)	(5,082)	38,808	(2,944)	35,864

Other income
Equity in earnings of operating joint ventures, net	2,136	—	—	—	—	2,136	—	2,136
Equity in earnings of development joint ventures, net	—	—	5,427	—	—	5,427	—	5,427
Gain on non-strategic asset sales	1,478	—	—	—	—	1,478	—	1,478
Interest income	401	151	676	420	148	1,796	—	1,796
Other	91	31	—	(66)	736	792	—	792

	4,106	182	6,103	354	884	11,629	—	11,629

Other expenses
Interest expense	(21,439)	—	—	—	4,275	(17,164)	15	(17,149)
REIT transition costs	—	—	—	—	(1,805)	(1,805)	—	(1,805)
Other	(31)	(143)	(1)	138	(159)	(196)	—	(196)

	(21,470)	(143)	(1)	138	2,311	(19,165)	15	(19,150)

Income before minority interests, income taxes and discontinued operations	23,279	4,490	5,242	148	(1,887)	31,272	(2,929)	28,343
Minority interests	—	—	—	—	—	—	—	—

Income before income taxes and discontinued operations	23,279	4,490	5,242	148	(1,887)	31,272	(2,929)	28,343
Income tax	(8,983)	(1,685)	(2,020)	(52)	722	(12,018)	1,172	(10,846)

Income from continuing operations	14,296	2,805	3,222	96	(1,165)	19,254	(1,757)	17,497

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	1,780	1,780
Loss from discontinued operations	—	—	—	—	—	—	(23)	(23)

Net gain from discontinued operations	—	—	—	—	—	—	1,757	1,757

Net income (loss)	$14,296	$2,805	$3,222	$96	$(1,165)	$19,254	$—	$19,254

Below is a summary of net income by segment for the Three Months Ended June 30, 2002:

	Asset Management	Suburban		Urban	Corporate	Subtotal	Discontinued Operations	Total

		Commercial	Residential

	(In thousands)
Revenue
Rental revenue	$65,279	$—	$—	$—	$—	$65,279	$(554)	$64,725
Sales revenue	25,360	14,752	20,172	—	—	60,284	(16,286)	43,998
Management, development and other fees	26	1,114	169	455	—	1,764	—	1,764

	90,665	15,866	20,341	455	—	127,327	(16,840)	110,487

Costs and expenses
Property operating costs	(17,391)	—	—	—	—	(17,391)	199	(17,192)
Cost of sales	(9,417)	(12,481)	(9,760)	—	(166)	(31,824)	3,657	(28,167)
Selling, general and administrative expenses	(574)	(2,136)	(1,598)	(1,822)	—	(6,130)	—	(6,130)
Corporate administrative costs	—	—	—	—	(4,362)	(4,362)	—	(4,362)
Depreciation and amortization	(14,299)	(121)	(36)	(226)	(373)	(15,055)	121	(14,934)

	(41,681)	(14,738)	(11,394)	(2,048)	(4,901)	(74,762)	3,977	(70,785)

Operating Income	48,984	1,128	8,947	(1,593)	(4,901)	52,565	(12,863)	39,702

Other income
Equity in earnings of operating joint ventures, net	2,324	—	—	—	—	2,324	—	2,324
Equity in earnings of development joint ventures, net	—	—	9,597	—	(1,420)	8,177	—	8,177
Gain on non-strategic asset sales	7,059	—	—	—	—	7,059	—	7,059
Interest income	671	386	1,440	4	55	2,556	—	2,556
Other	20	(91)	201	(73)	(16)	41	—	41

	10,074	295	11,238	(69)	(1,381)	20,157	—	20,157

Other expenses
Interest expense	(19,135)	—	—	5	4,949	(14,181)	283	(13,898)
REIT transition costs	—	—	—	—	—	—	—	—
Other	(64)	(590)	96	142	(336)	(752)	—	(752)

	(19,199)	(590)	96	147	4,613	(14,933)	283	(14,650)

Income before minority interests, income taxes and discontinued operations	39,859	833	20,281	(1,515)	(1,669)	57,789	(12,580)	45,209
Minority interests	(1,526)	—	—	—	—	(1,526)	—	(1,526)

Income before income taxes and discontinued operations	38,333	833	20,281	(1,515)	(1,669)	56,263	(12,580)	43,683
Income tax	(15,416)	(334)	(8,154)	609	671	(22,624)	5,059	(17,565)

Income from continuing operations	22,917	499	12,127	(906)	(998)	33,639	(7,521)	26,118

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	7,550	7,550
Loss from discontinued operations	—	—	—	—	—	—	(29)	(29)

Net gain from discontinued operations	—	—	—	—	—	—	7,521	7,521

Net income (loss)	$22,917	$499	$12,127	$(906)	$(998)	$33,639	$—	$33,639

Below is a summary of net income by segment for the Six Months Ended June 30, 2003:

	Asset Management	Suburban		Urban	Corporate	Subtotal	Discontinued Operations	Total

		Commercial	Residential

	(In thousands)
Revenue
Rental revenue	$149,183	$—	$—	$—	$—	$149,183	$(616)	$148,567
Sales revenue	29,339	28,308	3,465	—	—	61,112	(28,202)	32,910
Management, development and other fees	23	3,881	269	2,774	—	6,947	—	6,947

	178,545	32,189	3,734	2,774	—	217,242	(28,818)	188,424

Costs and expenses
Property operating costs	(39,780)	—	—	—	—	(39,780)	180	(39,600)
Cost of sales	(21,123)	(22,376)	(591)	—	—	(44,090)	20,837	(23,253)
Selling, general and administrative expenses	(565)	(5,402)	(1,648)	(3,539)	—	(11,154)	—	(11,154)
Corporate administrative costs	—	—	—	—	(8,904)	(8,904)	—	(8,904)
Depreciation and amortization	(32,646)	(96)	(59)	(487)	(1,149)	(34,437)	145	(34,292)

	(94,114)	(27,874)	(2,298)	(4,026)	(10,053)	(138,365)	21,162	(117,203)

Operating Income	84,431	4,315	1,436	(1,252)	(10,053)	78,877	(7,656)	71,221

Other income
Equity in earnings of operating joint ventures, net	4,659	—	—	—	—	4,659	—	4,659
Equity in earnings of development joint ventures, net	—	—	9,281	—	—	9,281	—	9,281
Gain on non-strategic asset sales	7,357	—	—	—	—	7,357	—	7,357
Interest income	812	305	1,563	643	395	3,718	(5)	3,713
Other	1,161	50	—	—	738	1,949	—	1,949

	13,989	355	10,844	643	1,133	26,964	(5)	26,959

Other expenses
Interest expense	(42,693)	—	—	—	8,708	(33,985)	44	(33,941)
REIT transition costs	—	—	—	—	(3,363)	(3,363)	—	(3,363)
Other	(31)	(143)	(1)	138	(159)	(196)	—	(196)

	(42,724)	(143)	(1)	138	5,186	(37,544)	44	(37,500)

Income before minority interests, income taxes and discontinued operations	55,696	4,527	12,279	(471)	(3,734)	68,297	(7,617)	60,680
Minority interests	—	—	—	—	—	—	—	—

Income before income taxes and discontinued operations	55,696	4,527	12,279	(471)	(3,734)	68,297	(7,617)	60,680
Income tax	(20,902)	(1,699)	(4,608)	176	1,401	(25,632)	3,047	(22,585)

Income from continuing operations	34,794	2,828	7,671	(295)	(2,333)	42,665	(4,570)	38,095

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	4,419	4,419
Income from discontinued operations	—	—	—	—	—	—	151	151

Net gain from discontinued operations	—	—	—	—	—	—	4,570	4,570

Net income (loss)	$34,794	$2,828	$7,671	$(295)	$(2,333)	$42,665	$—	$42,665

Below is a summary of net income by segment for the Six Months Ended June 30, 2002:

	Asset Management	Suburban		Urban	Corporate	Subtotal	Discontinued Operations	Total

		Commercial	Residential

	(In thousands)
Revenue
Rental revenue	$128,559	$—	$—	$—	$—	$128,559	$(959)	$127,600
Sales revenue	35,124	40,990	48,175	—	—	124,289	(25,597)	98,692
Management, development and other fees	51	1,663	455	727	—	2,896	—	2,896

	163,734	42,653	48,630	727	—	255,744	(26,556)	229,188

Costs and expenses
Property operating costs	(33,199)	—	—	—	—	(33,199)	319	(32,880)
Cost of sales	(11,454)	(36,216)	(24,498)	—	(516)	(72,684)	5,432	(67,252)
Selling, general and administrative expenses	(710)	(4,085)	(5,766)	(3,419)	—	(13,980)	—	(13,980)
Corporate administrative costs	—	—	—	—	(8,464)	(8,464)	—	(8,464)
Depreciation and amortization	(26,902)	(275)	(73)	(469)	(887)	(28,606)	257	(28,349)

	(72,265)	(40,576)	(30,337)	(3,888)	(9,867)	(156,933)	6,008	(150,925)

Operating Income	91,469	2,077	18,293	(3,161)	(9,867)	98,811	(20,548)	78,263

Other income
Equity in earnings of operating joint ventures, net	5,845	—	—	—	—	5,845	—	5,845
Equity in earnings of development joint ventures, net	—	—	17,557	—	(1,933)	15,624	—	15,624
Gain on non-strategic asset sales	6,821	—	—	—	—	6,821	—	6,821
Interest income	1,344	819	2,866	2	114	5,145	—	5,145
Other	7,332	633	201	—	—	8,166	—	8,166

.	21,342	1,452	20,624	2	(1,819)	41,601	—	41,601

Other expenses
Interest expense	(37,883)	—	—	—	10,900	(26,983)	541	(26,442)
REIT transition costs	—	—	—	—	—	—	—	—
Other	(64)	(1,274)	95	142	(344)	(1,445)	—	(1,445)

	(37,947)	(1,274)	95	142	10,556	(28,428)	541	(27,887)

Income before minority interests, income taxes and discontinued operations	74,864	2,255	39,012	(3,017)	(1,130)	111,984	(20,007)	91,977
Minority interests	(3,053)	—	—	—	—	(3,053)	—	(3,053)

Income before income taxes and discontinued operations	71,811	2,255	39,012	(3,017)	(1,130)	108,931	(20,007)	88,924
Income tax	(28,880)	(907)	(15,688)	1,213	454	(43,808)	8,046	(35,762)

Income from continuing operations	42,931	1,348	23,324	(1,804)	(676)	65,123	(11,961)	53,162

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	12,055	12,055
Loss from discontinued operations	—	—	—	—	—	—	(94)	(94)

Net gain from discontinued operations	—	—	—	—	—	—	11,961	11,961

Net income (loss)	$42,931	$1,348	$23,324	$(1,804)	$(676)	$65,123	$—	$65,123

Variance Three Months Ended June 30, 2003 vs Three Months Ended June 30, 2002:

	Asset Management	Suburban		Urban	Corporate	Subtotal	Discontinued Operations	Total

		Commercial	Residential

	(In thousands)
Revenue
Rental revenue	$9,176	$—	$—	$—	$—	$9,176	$546	$9,722
Sales revenue	(20,970)	9,558	(20,172)	—	—	(31,584)	12,486	(19,098)
Management, development and other fees	(8)	1,943	6	1,158	—	3,099	—	3,099

	(11,802)	11,501	(20,166)	1,158	—	(19,309)	13,032	(6,277)

Costs and expenses
Property operating costs	(2,800)	—	—	—	—	(2,800)	(174)	(2,974)
Cost of sales	8,488	(7,564)	9,620	—	166	10,710	(2,824)	7,886
Selling, general and administrative expenses	289	(639)	732	86	—	468	—	468
Corporate administrative costs	—	—	—	—	(143)	(143)	—	(143)
Depreciation and amortization	(2,516)	25	7	5	(204)	(2,683)	(115)	(2,798)

	3,461	(8,178)	10,359	91	(181)	5,552	(3,113)	2,439

Operating Income	(8,341)	3,323	(9,807)	1,249	(181)	(13,757)	9,919	(3,838)

Other income
Equity in earnings of operating joint ventures, net	(188)	—	—	—	—	(188)	—	(188)
Equity in earnings of development joint ventures, net	—	—	(4,170)	—	1,420	(2,750)	—	(2,750)
Gain (loss) on non-strategic asset sales	(5,581)	—	—	—	—	(5,581)	—	(5,581)
Interest income	(270)	(235)	(764)	416	93	(760)	—	(760)
Other	71	122	(201)	7	752	751	—	751

	(5,968)	(113)	(5,135)	423	2,265	(8,528)	—	(8,528)

Other expenses
Interest expense	(2,304)	—	—	(5)	(674)	(2,983)	(268)	(3,251)
REIT transition costs	—	—	—	—	(1,805)	(1,805)	—	(1,805)
Other	33	447	(97)	(4)	177	556	—	556

	(2,271)	447	(97)	(9)	(2,302)	(4,232)	(268)	(4,500)

Income (loss) before minority interests, income taxes and discontinued operations	(16,580)	3,657	(15,039)	1,663	(218)	(26,517)	9,651	(16,866)
Minority interests	1,526	—	—	—	—	1,526	—	1,526

Income (loss) before income taxes and discontinued operations	(15,054)	3,657	(15,039)	1,663	(218)	(24,991)	9,651	(15,340)
Income tax	6,433	(1,351)	6,134	(661)	51	10,606	(3,887)	6,719

Income (loss) from continuing operations	(8,621)	2,306	(8,905)	1,002	(167)	(14,385)	5,764	(8,621)

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	(5,770)	(5,770)
Income from discontinued operations	—	—	—	—	—	—	6	6

Net gain from discontinued operations	—	—	—	—	—	—	(5,764)	(5,764)

Net income (loss)	$(8,621)	$2,306	$(8,905)	$1,002	$(167)	$(14,385)	$—	$(14,385)

Variance Six Months Ended June 30, 2003 vs Six Months Ended June 30, 2002:

	Asset Management	Suburban		Urban	Corporate	Subtotal	Discontinued Operations	Total

		Commercial	Residential

	(In thousands)
Revenue
Rental revenue	$20,624	$—	$—	$—	$—	$20,624	$343	$20,967
Sales revenue	(5,785)	(12,682)	(44,710)	—	—	(63,177)	(2,605)	(65,782)
Management, development and other fees	(28)	2,218	(186)	2,047	—	4,051	—	4,051

	14,811	(10,464)	(44,896)	2,047	—	(38,502)	(2,262)	(40,764)

Costs and expenses
Property operating costs	(6,581)	—	—	—	—	(6,581)	(139)	(6,720)
Cost of sales	(9,669)	13,840	23,907	—	516	28,594	15,405	43,999
Selling, general and administrative expenses	145	(1,317)	4,118	(120)	—	2,826	—	2,826
Corporate administrative costs	—	—	—	—	(440)	(440)	—	(440)
Depreciation and amortization	(5,744)	179	14	(18)	(262)	(5,831)	(112)	(5,943)

	(21,849)	12,702	28,039	(138)	(186)	18,568	15,154	33,722

Operating Income	(7,038)	2,238	(16,857)	1,909	(186)	(19,934)	12,892	(7,042)

Other income
Equity in earnings of operating joint ventures, net	(1,186)	—	—	—	—	(1,186)	—	(1,186)
Equity in earnings of development joint ventures, net	—	—	(8,276)	—	1,933	(6,343)	—	(6,343)
Gain on non-strategic asset sales	536	—	—	—	—	536	—	536
Interest income	(532)	(514)	(1,303)	641	281	(1,427)	(5)	(1,432)
Other	(6,171)	(583)	(201)	—	738	(6,217)	—	(6,217)

	(7,353)	(1,097)	(9,780)	641	2,952	(14,637)	(5)	(14,642)

Other expenses
Interest expense	(4,810)	—	—	—	(2,192)	(7,002)	(497)	(7,499)
REIT transition costs	—	—	—	—	(3,363)	(3,363)	—	(3,363)
Other	33	1,131	(96)	(4)	185	1,249	—	1,249

	(4,777)	1,131	(96)	(4)	(5,370)	(9,116)	(497)	(9,613)

Income (loss) before minority interests, income taxes and discontinued operations	(19,168)	2,272	(26,733)	2,546	(2,604)	(43,687)	12,390	(31,297)
Minority interests	3,053	—	—	—	—	3,053	—	3,053

Income (loss) before income taxes and discontinued operations	(16,115)	2,272	(26,733)	2,546	(2,604)	(40,634)	12,390	(28,244)
Income tax	7,978	(792)	11,080	(1,037)	947	18,176	(4,999)	13,177

Income (loss) from continuing operations	(8,137)	1,480	(15,653)	1,509	(1,657)	(22,458)	7,391	(15,067)

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	(7,636)	(7,636)
Income (loss) from discontinued operations	—	—	—	—	—	—	245	245

Net gain from discontinued operations	—	—	—	—	—	—	(7,391)	(7,391)

Net income (loss)	$(8,137)	$1,480	$(15,653)	$1,509	$(1,657)	$(22,458)	$—	$(22,458)

          The following is a schedule of the largest ten tenants of our rental portfolio, based on GAAP rents:

Customer Name	State	Type of Product Leased	% of Total Monthly Base Rent as of June 30, 2003

The Gap	CA	Office	6.8%
APL Logistics, Inc	CA, IL, KY, TX	Industrial	5.2%
Ford Motor Company	CA, CO, TX	Industrial	2.3%
J.C. Penney Company	TX	Office	2.0%
Kellogg USA, Inc.	CA, IL, CO	Industrial	2.0%
Exel Corporation	CA	Industrial	1.9%
Home Depot USA, Inc.	CA	Industrial/Retail	1.6%
Office Depot, Inc.	CA	Industrial/Retail	1.5%
Gillette Company	CA, IL	Industrial	1.4%
Cisco Technology	CA	Ground Lease	1.3%

          Rental Revenue less Property Operating Costs

          Rental revenue increased $9.2 million and $20.6 million and property operating costs increased $2.8 million and $6.6 million, respectively, for the three and six months ended June 30, 2003 as compared to the same periods of 2002.  The table below is a summary of rental revenue less property operating costs for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,			Six Months Ended June 30,

	2003	2002	Difference 2003/2002	2003	2002	Difference 2003/2002

	(In thousands)			(In thousands)
Rental revenue	$74,455	$65,279	$9,176	$149,183	$128,559	$20,624
Property operating costs	(20,191)	(17,391)	(2,800)	(39,780)	(33,199)	(6,581)

Rental revenue less operating costs	54,264	47,888	6,376	109,403	95,360	14,043
Less: discontinued operations	17	(355)	372	(436)	(640)	204

Rental revenue less property operating costs from continuing operations	$54,281	$47,533	$6,748	$108,967	$94,720	$14,247

          Rental revenue less property operating costs has increased primarily because of additions of buildings and new ground leases.  From July 2002 to June 2003, we added a net 2.9 million square feet to our rental portfolio.  Rental revenue less operating costs for the three and six months ended June 30, 2003 and 2002, are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,

	2003	2002	Difference 2003/2002	2003	2002	Difference 2003/2002

	(In thousands)			(In thousands)
Rental revenue less property operating costs:
Same space (1)	$37,164	$37,921	$(757)	$75,374	$77,421	$(2,047)
Properties added to portfolio	9,898	2,384	7,514	18,766	2,601	16,165
Properties sold from portfolio	(7)	445	(452)	446	889	(443)
Ground leases	7,209	7,138	71	14,817	14,449	368

Total (2)	$54,264	$47,888	$6,376	$109,403	$95,360	$14,043
Less: discontinued operations	17	(355)	372	(436)	(640)	204

Rental revenue less property operating costs from continuing operations	$54,281	$47,533	$6,748	$108,967	$94,720	$14,247

(1)	Same Space properties were owned and operated for the entire current year and the entire immediate preceding year.
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

          The increase in rental revenue less operating costs of $6.4 million for the three months ended June 30, 2003, as compared to the same period in 2002, is primarily attributable to $7.5 million from the additions of buildings and new ground leases due primarily to sixteen buildings added in the last three quarters of 2002, and five buildings added in 2003, partially offset by a $0.8 million decrease from Same Space due primarily to higher insurance expense and property expenses.

          The increase in rental revenue less operating costs of $14.0 million for the six months ended June 30, 2003, as compared to the same period in 2002, is primarily attributable to $16.2 million from the additions of buildings and new ground leases due primarily to sixteen buildings added in the last three quarters of 2002, and five buildings added in 2003, partially offset by a $2.0 million decrease from Same Space due primarily to higher insurance and property expenses.

Below is a summary of sales revenue less cost of sales for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,			Six Months Ended June 30,

	2003	2002	Difference 2003/2002	2003	2002	Difference 2003/2002

	(In thousands)			(In thousands)
Sales revenue	$28,700	$60,284	$(31,584)	$61,112	$124,289	$(63,177)
Cost of sales	(21,114)	(31,824)	10,710	(44,090)	(72,684)	28,594

Sales revenue less cost of sales	7,586	28,460	(20,874)	17,022	51,605	(34,583)
Less: discontinued operations	(2,967)	(12,629)	9,662	(7,365)	(20,165)	12,800

Sales revenue less cost of sales	$4,619	$15,831	$(11,212)	$9,657	$31,440	$(21,783)

          Sales revenue less cost of sales decreased $20.9 million and $34.6 million for the three and six months ended June 30, 2003 as compared to the same periods of 2002.  The decreases were because of lower building and build-to-suit gain of $10.0 million and $10.2 million for the three and six months ended June 30, 2003, respectively, lower land and lot gain of $10.2 million and $19.6 million for the three and six months ended June 30, 2003, respectively, and lower ground lease and other gain of $0.7 million and $4.7 million for the three and six months ended June 30, 2003, respectively.

          During the three months ended June 30, 2003, we sold a 50,000 square foot building, a 600,000 square foot build-to-suit building, closed on the sale of improved land capable of supporting 0.1 million square foot commercial development, and sold 85.9 acres of ground leases.  In addition, $1.7 million of deferred profits were recognized during the three months ended June 30, 2003.  During the three months ended June 30, 2002, we sold two operating properties totaling 395,000 square feet of building space, closed on the sale of improved land capable of supporting 1.3 million square feet of commercial development, and sold 344.5 acres of ground leases.

          During the six months ended June 30, 2003, we sold four operating properties totaling 797,000 square feet of building space, a 600,000 square foot build-to-suit building, closed on the sale of improved land capable of supporting 0.5 million square feet of commercial development, and sold 184.3 acres of ground leases.  In addition, $2.1 million of deferred profits were recognized during the six months ended June 30, 2003.  During the six months ended June 30, 2002, we sold five operating properties totaling 699,000 square feet of building space, closed on the sale of improved land capable of supporting 3.3 million square feet of commercial development, and sold 456.6 acres of ground leases.

          For the three months ended June 30, 2003, there were no residential lots sold as compared to 133 residential lots during the same period in 2002.  For the six months ended June 30, 2003, we closed on the sales of 21 residential lots, as compared to 271 residential lots during the same period in 2002.  In addition, for the three and six months ended June 30, 2002, the gain also included $0.6 million and $2.1 million of our portion of profit participation related to certain properties that were sold in the prior year (see Variability in Results section).

     Management, Development and Other Fees

          Management, development and other fees primarily consist of fees earned related to development and construction management services provided to third parties as well as our joint venture projects.  The increase of $3.1 million for the three months ended June 30, 2003, was primarily because of the recognition of certain deferred construction management fees related to a construction management contract with a ground lease lessee of $2.2 million, and increased development management activities related to a joint venture development at the Mission Bay project of $1.2 million, partially offset by decreased management fees related to a build-to-suit construction management contract of $0.3 million.

          The increase of $4.1 million for the six months ended June 30, 2003, was primarily because of increased development management activities related to a joint venture development at the Mission Bay project of $2.0 million, increased in construction management fees related to a construction management contract with a ground lease lessee of $1.8 million, and increased management fees related to a build-to-suit construction management contract of $0.1 million.

     Selling, General and Administrative Expenses

          To better understand the results of our operations and provide a meaningful commentary on the matters, which impact our business, we have separated these expenses into two categories. Expenses incurred related to our property sales and fee services business are reflected as selling, general and administrative expenses, while the general and administrative expenses related to corporate management activities are reflected as corporate administrative costs.

          Selling, general and administrative expenses decreased $0.5 million and $2.8 million for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002, primarily due to one-time employee related expenses because of reduction of staff from Suburban-Residential segment during 2002; and marketing expenses.

     Corporate Administrative Costs

          As discussed above under “Selling, General and Administrative Expenses,” general and administrative expenses related to corporate management activities are reflected as corporate administrative costs.

          Corporate administrative costs consist primarily of general and administrative expenses.  Corporate administrative costs increased by $0.1 million and $0.4 million in the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002, primarily because of increases in employee related expenses.

     Depreciation and Amortization Expense

          Depreciation and amortization expense increased by $2.7 million and $5.8 million for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002.  The increases were because of higher depreciation from new buildings added to the portfolio of $2.0 million and $4.9 million for the three and six months ended June 30, 2003, respectively, higher amortization of lease commissions of $0.5 million and $0.7 million for the three and six months ended June 30, 2003, respectively, and increase in depreciation of furniture and equipment of $0.3 million and $0.4 million for the three and six months ended June 30, 2003, respectively.

Other Income

     Equity in Earnings of Operating Joint Ventures, Net

          Equity in earnings of operating joint ventures, net, decreased by $0.2 million and $1.2 million for the three and six months ended June 30, 2003, over the same periods of 2002, primarily because of lower occupancies in hotels owned by two joint ventures and higher interest expense due to a refinancing at a joint venture in 2003 (see Variability in Results section).

     Equity in Earnings of Development Joint Ventures, Net

          Our equity in earnings of development joint ventures, net is generated from our Suburban Residential investments.  The tables below summarize our share of the activities of joint ventures for the three and six months ended June 30, 2003 and 2002.  The decreases of $2.8 million and $6.3 million for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002, in our share of gain from sales were primarily because of lower sales volumes from Parkway and Serrano, partially offset by higher sales margin from Talega.  For the three and six months ended June 30, 2003, our share of gain included deferred gain of $1.0 million and $2.8 million, respectively, and profit participation of $2.6 million and $2.9 million, respectively. For the same periods in 2002, our share of gain includes $4.8 million and $6.3 million, respectively, of deferred gain recognized and profit participation of $0.5 million and $0.8 million, respectively. (see Variability in Results section).

	Three Months ended June 30, 2003				Three Months ended June 30, 2002

Projects	Lots/Homes Sold	Sales	Cost of Sales	Gain	Lots/Homes Sold	Sales	Cost of Sales	Gain

	(In thousands except lots/homes)
Talega Village	21	$10,641	$(9,527)	$1,114	21	$11,050	$(9,849)	$1 ,201
Serrano	33	13,175	(11,977)	1,198	349	30,221	(27,621)	2,600
Talega	—	15,609	(12,550)	3,059	2	7,414	(6,299)	1,115
Parkway	—	—	56	56	115	15,662	(12,401)	3,261

Total	54	$39,425	$(33,998)	$5,427	487	$64,347	$(56,170)	$8,177

	Six Months ended June 30, 2003				Six Months ended June 30, 2002

Projects	Lots/Homes Sold	Sales	Cost of Sales	Gain (loss)	Lots/Homes Sold	Sales	Cost of Sales	Gain

	(In thousands except lots/homes)
Talega Village	63	$33,692	$(31,132)	$2,560	32	$17,309	$(15,934)	$1,375
Serrano	40	22,023	(19,993)	2,030	498	39,302	(35,934)	3,368
Talega	259	50,134	(45,341)	4,793	444	32,388	(30,357)	2,031
Parkway	—	2,214	(2,316)	(102)	570	45,840	(36,990)	8,850

Total	362	$108,063	$(98,782)	$9,281	1,544	$134,839	$(119,215)	$15,624

     Gain on Non-Strategic Asset Sales

          Gain on sales of non-strategic assets decreased $5.6 million in the three months ended June 30, 2003, primarily because of lower sales of remaining desert property in the three months ended June 30, 2003.  Gain on sales of non-strategic assets increased $0.5 million in the six months ended June 30, 2003; however, because the non-strategic asset inventory is depleting, we expect future gains on non-strategic asset sales will decrease over time (see Variability in Results section).

     Interest Income

          Interest income decreased $0.8 million and $1.4 million for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002.  The decreases were because of lower average cash balances and lower average interest rates.

     Other

          Other income consists primarily of lease termination fees and other miscellaneous income.  For the three and six months ended June 30, 2003, Other income included $0.1 million and $1.2 million, respectively, in lease termination fees and $0.5 million reduction in legal reserve.  For the six months ended June 30, 2002, other income included $7.3 million in lease termination fees and $0.6 million settlement income.

Other Expense

     Interest expense

          Following is a summary of interest:

	Three Months Ended June 30,			Six Months Ended June 30,

	2003	2002	Difference	2003	2002	Difference

	(In thousands)			(In thousands)
Total interest incurred	$21,772	$20,735	$1,037	$43,711	$40,884	$2,827
Interest capitalized	(4,608)	(6,554)	1,946	(9,726)	(13,901)	4,175

Interest expensed	17,164	14,181	2,983	33,985	26,983	7,002
Less discontinued operations	(15)	(283)	268	(44)	(541)	497

Interest expense for continuing operations	$17,149	$13,898	$3,251	$33,941	$26,442	$7,499

          Interest expense increased $3.3 million and $7.5 million for the three and six months ended June 30, 2003, as compared to the same periods of 2002, primarily because of higher interest incurred due to higher average debt balance as a result of additional debt placed on the newly completed operating rental properties and lower capitalized interest because of lower development activities.

     Real Estate Investment Trust (“REIT”) transition costs

          On March 3, 2003, we announced that our Board of Directors has authorized us to restructure our business operations in order to qualify as a REIT, effective January 1, 2004, and we expected to incur conversion and related restructure costs.  We had incurred REIT transition costs of $1.8 million and $3.4 million for the three and six months ended June 30, 2003, respectively. We expect to incur a total of $7.5 million through the first quarter of 2004.

     Other

          Other expenses consists primarily of other miscellaneous expenses.  Other expenses decreased $0.6 million for the three months ended June 30, 2003 as compared to the same period of 2002, primarily because of lower net real estate property taxes of $0.6 million.  The decrease in six months ended June 30, 2003 of $1.2 million as compared to the same period of 2002 was because of lower net real estate property taxes of $0.6 million, and lower commissions related to investments in three unconsolidated joint ventures in Colorado of $0.3 million.

     Minority Interests

          In 1999, we formed a subsidiary Real Estate Investment Trust for financing purposes and sold 10% of this subsidiary’s stock to minority investors.  This subsidiary is consolidated for financial reporting purposes.  The decrease for the three and six months ended June 30, 2003 as compared to the same periods in 2002 were because in January 2003, the subsidiary acquired the 10% interest of the minority investors and, accordingly, the Real Estate Investment Trust became a wholly-owned subsidiary and will not have any minority interest related to this subsidiary.

     Income taxes

          Currently, our projected annual current tax rate is 34.44% and deferred tax rate is 3.09% as compared to the actual tax rates of 17.47% and 22.74%, respectively, in 2002. Current tax rates increased in the second quarter 2003, compared to the second quarter of 2002, primarily due to a reduction in the amount of tax-deferred exchange sale transactions, higher income from a subsidiary, and an increase in the amount of income recognized from completed contract projects in 2003. The overall tax rate has decreased due to the utilization of carryover charitable contributions of property that had fair market value in excess of book value, which are recognized when utilized.

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
- Capital contribution requirements
- Debt and debt service guarantees
•	Surety bonds, standby letters of credit and commitments
•	Executed contracts for construction and development activity

          Generally any funding of off-balance sheet guarantees would result in the increase of Catellus’ ownership interest in a project or entity similar to the treatment of a unilateral additional capital contribution to an investee.

     Unconsolidated real estate joint ventures- capital contribution requirements

          We have investments in seventeen unconsolidated real estate joint ventures.  Four of the joint ventures are involved in the operation of rental real estate properties, and the remaining thirteen are involved in real estate development for investment or sale.  We use the equity method of accounting for sixteen of our investments in unconsolidated joint ventures and the cost method of accounting for one unconsolidated joint venture.

          We are required to make additional capital contributions to an unconsolidated joint venture should additional capital contributions be necessary to fund excess costs.  The joint venture requires capital contributions if actual development costs exceed the approved project development budget.  The development budget is approximately $252.5 million and will be funded as follows: $165 million from a construction loan, which closed in September 2002, $62.5 million from our partners, and the remaining $25 million from us.  As of June 30, 2003, we had contributed $24 million of our $25 million commitment, and we do not expect to fund any amounts in excess of the $25 million.

          We are also required to make additional capital contributions to another three of our unconsolidated joint ventures should additional capital contributions be necessary to fund excess costs.  Based upon the joint venture agreements, we are required to fund up to an aggregate maximum contribution of $72 million, of which we have cumulatively contributed $58.4 million.  As of June 30, 2003, we do not expect to fund any additional capital contributions beyond our maximum capital requirements.

          We agreed with another unconsolidated joint venture to make additional contributions should there be insufficient funds to meet its current or projected financial requirements.  As of June 30, 2003, we have cumulatively contributed $48 million to this unconsolidated joint venture.

          We have also agreed with another of our unconsolidated joint ventures to fund up to $5.7 million for certain construction costs, if necessary.  As of June 30, 2003, no funding has been required.

          Amounts contributed are reflected as investment in development joint ventures in Note 6 of the Condensed Consolidated Financial Statements.

     Unconsolidated real estate joint ventures- debt and debt service guarantees

          We have made certain debt service guarantees for five of our unconsolidated joint ventures.  At June 30, 2003, based on the joint ventures’ outstanding debt balance, these debt service guarantees totaled  $53.9 million.  Of the total guarantees, $7 million relates to two unconsolidated residential development joint ventures, $17.3 million relates to two unconsolidated commercial development joint ventures, and the remaining $29.6 million relates to an unconsolidated urban development joint venture.  These debt service guarantees are typical business arrangements commonly required of developers in real estate development.  Examples of events that would require us to provide a cash payment pursuant to a guarantee include a loan default, which would result from failure of the primary borrower to service the debt when due, or non-compliance of the primary borrower with financial covenants and inadequacy of asset collateral.  Our guarantee exposure is generally limited to situations in which the value of the collateral is not sufficient to satisfy the outstanding indebtedness.  At June 30, 2003, we have not been required to satisfy any amounts pursuant to these debt and debt service guarantees.

     Surety bonds, standby letters of credit and commitments

          As of June 30, 2003, we have $300.8 million in surety bonds, outstanding standby letters of credit in favor of local municipalities or financial institutions, and commitments to guarantee leases, the construction of real property improvements or financial obligations.  Surety bonds are commonly required by public agencies from developers in real estate development.  Surety bonds and commitments are to guarantee the construction of public improvements and infrastructure such as sewer, streets, traffic signals, grading, and wildlife preservations, in connection with our various development projects.  The surety bonds and standby letters of credit are renewable and expire upon completion of the required improvements.  Standby letters of credit are a form of credit enhancement commonly required in real estate development when bonds are issued to finance public improvements.

     Executed contracts for construction and development activity

          At June 30, 2003, we have open construction and development contracts with vendors totaling $216.9 million related to our various projects, as compared to $224.6 million at December 31, 2002.

          The following table summarizes our outstanding contractual obligations as of June 30, 2003, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period

Contractual Obligations	Total		Due within 2003	Due in 2004-2006	Due in 2007-2008	Due Thereafter

	(In thousands)

Mortgage and Other Debt	$1,482,178		$134,340	$378,291	$386,103	$583,444
Operating Leases	5,766		1,268	4,258	30	210
Contracts	216,858	(1)	151,328	46,604	13,974	4,952

Total Contractual Obligations	$1,704,802		$286,936	$429,153	$400,107	$588,606

(1)	A portion of these obligations is expected to be reimbursed by third parties, including bond proceeds.

          The following table summarizes our outstanding commitments as of June 30, 2003, and the effect such commitments may have on liquidity and cash flow in future periods:

	Amount of Commitment Expiration Per Period

Commitments	Total Amounts Committed		Expire within 2003	Expire in 2004-2006	Expire in 2007-2008	Expire Thereafter

	(In thousands)
Surety Bonds, Standby Letters of
Credit and Commitments	$300,798	(1)	$183,552	$117,246	$—	$—
Debt Guarantees of Unconsolidated JVs	53,913		—	53,913	—	—

Total Commitments	$354,711		$183,552	$171,159	$—	$—

(1)

Includes approximately $41.1 million of commitments that have no specific expiration dates, which we have assumed to expire within one year for purposes of this table.  The amount committed decreased from December 31, 2002 because construction requirements, in the underlying agreement that required surety bonds, were completed and released during the six months ended June 30, 2003.

Note:  The above tables do not include certain obligations made in the ordinary course of business (receivables, payables, etc.)

     Cash flows from operating activities

          Cash provided by operating activities reflected in the statement of cash flows for the six months ended June 30, 2003 and 2002, was $59.6 million and $159.2 million, respectively.  The decrease of $99.6 million was primarily attributable to the following: (1) a decrease of $47.3 million in operating distributions from our joint ventures; (2) a decrease of $23.9 million from higher income tax paid during the six months ended June 30, 2003; (3) a decrease of $17 million due to higher capital expenditures incurred on our development properties; and (4) a decrease of $6.6 million primarily due to the lease termination fees from Level 3 in 2002.   The remaining decrease of $4.8 million was primarily due to the timing of receipts and payments from our ordinary course of business (accounts receivable, accounts payable, etc.).

     Cash flows from investing activities

          Net cash used in investing activities reflected in the statement of cash flows for the six months ended June 30, 2003 and 2002, was $127.4 million and $212.7 million, respectively.  The decrease in use of $85.3 million was attributed to the following: (1) a decrease of $30.2 million in capital expenditures for investment properties primarily due to $90.9 million in lower capital expenditures during the six months ended June 30, 2003 partially offset by the $60.7 million incurred from the acquisition of the 10% minority interest owned by other investors in a consolidated subsidiary in January 2003; (2) a decrease of $21.1 million in cash used for restricted cash and investments; (3) a decrease of $18.8 million in reimbursable predevelopment and infrastructure costs primarily incurred at Mission Bay and Pacific Commons; (4) a decrease of $8.6 million due to higher distributions received from our joint ventures; (5) a decrease of $3.9 million in capital contributions made to our unconsolidated joint ventures; and (6) a decrease of $2.7 million due to higher net proceeds from sale of investment properties.

     Capital expenditures

          Capital expenditures reflected in the statement of cash flows include the following:

	Six Months Ended June 30,

	2003	2002

	(In thousands)
Capital Expenditures from Operating Activities (1)
Capital expenditures for development properties	$20,041	$5,948
Predevelopment	880	2,661
Infrastructure and other	11,046	11,867
Property acquisitions	11,221	7,139
Capitalized interest and property tax	1,859	423

Total capital expenditures in operating activities	45,047	28,038

Capital Expenditures from Investing Activities (2)
Construction	39,266	107,441
Asset management building improvements	3,789	512
Predevelopment	3,543	6,632
Infrastructure and other	12,031	22,388
Commercial property acquisitions (3)	78,672	23,834
Other property acquisitions	357	526
Tenant improvements	3,531	2,671
Capitalized interest and property tax	8,175	15,515

Capital expenditures for investment properties	149,364	179,519
Contribution to joint ventures	5,287	9,180

Total capital expenditures in investing activities	154,651	188,699

Total capital expenditures (4)	$199,698	$216,737

(1)	This category primarily includes capital expenditures for properties we intend to build and sell.
(2)	This category primarily includes capital expenditures for properties we intend to hold for our own account.
(3)	In January 2003, we acquired the 10% minority interest owned by other investors in a subsidiary for cash of $60.7 million. The acquisition was accounted for using the purchase method of accounting.
(4)	Total capital expenditures include capitalized general and administrative expenses of $6.1 million and $8.4 million for the six months ended June 30, 2003 and 2002, respectively.

          Capital expenditures for development properties—This item relates to the development of commercial, urban, and residential for-sale development properties.  The increase is primarily because of the new construction that we started during the six months ended June 30, 2003 in commercial development for properties that we intend to build and sell.

          Construction and asset management building improvements—This item relates primarily to development of new properties held for lease.  This development activity is summarized below (in square feet):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)		(In thousands)
Commercial Development
Wholly owned:
Under construction, beginning of period	3,583	6,156	3,022	6,143
Construction starts	1,377	330	2,577	582
Completed—retained in portfolio	(736)	(3,559)	(1,230)	(3,798)
Completed—design/build or sold	(785)	—	(930)	—

Subtotal under construction, end of period	3,439	2,927	3,439	2,927

Joint Venture Projects:
Under construction, beginning of period	305	—	305	—
Construction starts	—	305	—	305
Completed	(118)	—	(118)	—

Completed—Subtotal under construction, end of period	187	305	187	305

Total commercial development construction, end of period	3,626	3,232	3,626	3,232

Urban Development
Wholly owned:
Under construction, beginning of period	78	361	78	361
Construction starts	—	—	—	—

Subtotal under construction, end of period (1)	78	361	78	361

Joint Venture Projects:
Under construction, beginning of period	695	695	695	695
Construction starts	—	—	—	—

Subtotal under construction, end of period	695	695	695	695

Total urban development construction, end of period	773	1,056	773	1,056

Total under construction, end of period	4,399	4,288	4,399	4,288

(1)

Includes approximately 45,000 square feet of residential units, which we intend to sell; excludes approximately 280,000 square feet of commercial space on which construction was started but stopped during 2001.

          Predevelopment—For the six months ended June 30, 2003, this item relates to amounts incurred for our commercial, urban, and residential development projects, primarily the Mission Bay project in San Francisco, California, the Alameda project in Alameda, California, the Rob Mueller Airport project in Austin, Texas, and various other projects under predevelopment stage.  Predevelopment costs were higher during the six months ended June 30, 2002 because of higher predevelopment activities in 2002 at our Mission Bay project in San Francisco, California.

          Infrastructure and other—For the six months ended June 30, 2003, this item primarily represents infrastructure costs incurred in connection with our commercial, urban, and residential projects.  Infrastructure costs relate primarily to the projects at Hercules, California, Fontana, California, Fremont, California, Westbluffs, California, and Alameda, California.  The decrease was primarily attributable to more construction activities at our projects in Fontana, California, Fremont, California, and Hercules, California during the six months ended June 30, 2002.

          Operating property acquisitions—For the six months ended June 30, 2003, we invested approximately $11.2 million for the acquisition of 30.3 acres of land in Alameda, California for residential community development.  For the six months ended June 30, 2002, we invested approximately $7.1 million for the acquisition of land capable of supporting an estimated 2,149 residential units.

          Investing property acquisitions—For the six months ended June 30, 2003, we invested approximately $78.7 million in investing property acquisitions: of which $18 million for the acquisition of commercial land, which added 8 million square feet of potential development and $60.7 million primarily for the acquisition of the 10% minority interest owned by other investors in a consolidated subsidiary.  For the six months ended June 30, 2002, we invested approximately $23.8 million in investing property acquisitions: of which $16.5 million for the acquisition of two commercial buildings, which added approximately 488,000 square feet to our income producing portfolio and $7.3 million for the acquisition of commercial land, which added 2.4 million square feet of potential development.

     Cash flows from financing activities

          Net cash (used in) provided by financing activities reflected in the statement of cash flows for the six months ended June 30, 2003 and 2002, was ($2.9) million and $45.1 million, respectively.  The decrease of $48 million in cash provided by financing activities in 2003 was attributed to the following: (1) a decrease of $58 million in net borrowings partially offset by (2) an increase of $10 million in proceeds from the issuance of common stock primarily attributable to exercise of stock options.

     Reimbursable predevelopment and infrastructure costs

          For the six months ended June 30, 2003, approximately $32.6 million of total predevelopment and infrastructure costs incurred on the behalf of various districts are reimbursable, pursuant to various bonds issued and other third parties.  For the six months ended June 30, 2003, we received approximately $29.4 million in reimbursements, of which, $27.5 million was from bonds and $1.9 million was from various third parties.  As of June 30, 2003, of the total $209.5 million of reimbursable costs incurred, approximately $114.2 million had been reimbursed, of which, approximately $104.2 million was from bonds and approximately $10 million was from third parties, and the remaining balance of $95.3 million was recorded as Other Assets in the accompanying Condensed Consolidated Balance Sheet.  Subsequent to June 30, 2003, we received an additional $7.3 million from bonds.

     Capital commitments

          As of June 30, 2003, we had outstanding surety bonds, standby letters of credit, and commitments in the amount of $300.8 million to guarantee performance on real property improvements or financial obligations.

          As of June 30, 2003, we had approximately $216.9 million in total contractual obligations for capital expenditures to vendors.  These commitments are primarily contracts to construct commercial, residential, and urban development projects, predevelopment costs, and re-leasing costs.

          As a partner in certain joint ventures, we have made certain debt guarantees totaling $53.9 million at June 30, 2003 (see Note 8 of the accompanying Condensed Consolidated Financial Statements).

     REIT-related Distribution and Quarterly Dividends

          As part of the REIT conversion and in order to be eligible to elect REIT status for federal income tax purposes (see The Company-Recent Developments on page 18), we expect to provide to stockholders a one-time distribution of pre-REIT earnings and profits (“E&P”).  The distribution will be in the form of, at the election of each stockholder, cash, shares of common stock in the REIT, or a combination of both.  We currently expect that the E&P distribution will be comprised of approximately $100 million cash and $200 million in stock of the REIT.  In the event we receive a favorable private letter ruling from the Internal Revenue Service, we will limit the amount of cash payable in the E&P distribution to $100 million. We presently do not expect to limit the total amount of cash available for distribution if we do not receive a favorable ruling.  Absent such a limit, the total amount of cash distributed will depend upon the extent to which our stockholders elect to receive cash rather than shares of common stock in the REIT.  If we do not receive the private letter ruling and a sufficient number of stockholders elect to receive cash, we may have to borrow funds to fulfill the requirements of the special E&P distribution.

          Also, we anticipate that we will begin to pay a quarterly dividend following the third quarter of 2003 in an amount equal to $0.30 per existing share of our common stock.  Following the REIT conversion, if approved, we anticipate that we will continue to pay a quarterly dividend of approximately $0.30 per existing share of our common stock. The actual amount of the dividends, however, will be as determined and declared by the board of directors and will depend on our financial condition, earnings, and other factors, many of which are beyond our control.  In order to maintain its qualification as a REIT under the Internal Revenue Code, we will be required, as a REIT, to distribute at least 90% of our REIT taxable income for such year.

          There is no assurance the proposed REIT conversion and related transactions, including the E&P distribution and the quarterly dividends, will be consummated or that the terms, the time or effects thereof will not differ materially from those described here.

     Cash balances, available borrowings, and capital resources

          As of June 30, 2003, we had total cash of $238.3 million, of which $34.1 million is restricted cash.  In addition to the $238.3 million cash balance, we had $33 million in borrowing capacity under our commercial construction facilities, available upon satisfaction of certain conditions.

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

          Debt covenants—Three of our credit agreements, totaling $135 million, contain corporate financial covenants including a minimum debt service coverage ratio of 1.6 to 1, a maximum leverage ratio of 60%, and a minimum tangible net worth of $467.2 million (subject to adjustment for stock buybacks), all terms as defined in those credit agreements.  As of or for the period ending June 30, 2003, the actual results, were 1.97; 52%; and $612.5 million, respectively.  Our partial guarantee of one of our joint venture’s construction loans of $165 million has the same debt service and tangible net worth covenants, but a different maximum leverage covenant definition. Under this definition our leverage ratio is 55% versus a covenant of 65% at a maximum.  Our performance against these covenants is measured on a quarterly basis, with debt service coverage being measured on a four-quarter trailing basis.  In the event we were to breach any of these covenants and were unable to negotiate satisfactory waivers or amendments, our lenders in these credit facilities could declare amounts outstanding due and payable.

     Bonds

          Assessment District Bonds – These bonds were issued through local municipalities to fund the construction of public infrastructure and improvements, which benefit our properties.  Debt service on these bonds are either collateralized by certain of our properties or by letters of credit (see Note 8 of the accompanying Condensed Consolidated Financial Statements).  These bonds are recorded and presented as part of “Mortgage and other debt” in the accompanying Condensed Consolidated Balance Sheet at June 30, 2003 (see Note 5 of the accompanying Condensed Consolidated Financial Statements).  Certain infrastructure costs incurred by us are reimbursable from these bonds.  Of the total $47.6 million of reimbursable costs incurred, approximately $41.8 million was reimbursed during the six months ended June 30, 2003 and the remaining balance at June 30, 2003, is presented as “Other Assets” in the accompanying Condensed Consolidated Balance Sheet.  Subsequent to June 30, 2003, we received $4.8 million and $0.1 million for the costs incurred on the Kaiser project and Stapleton project, respectively.

          The following table presents summary of assessment district bonds that are included in the accompanying Condensed Consolidated Balance Sheet at June 30, 2003 (in thousands except percentages):

Projects	Amount	Interest Rate	Cost Incurred	Cost Reimbursed	Balance at 6/30/03

Traer Creek	$35,629	1.04%	$—	$—	$—
Stapleton	23,070	1.04%	18,124	17,873	251
Kaiser	12,567	5.83%	19,940	14,355	5,585
Westminster	8,619	1.55%	4,379	4,379	—
Rancho Cucamonga	6,441	6.14%	5,222	5,222	—
City of Industry	4,943	5.44%	—	—	—
Emeryville	4,787	7.16%	—	—	—
Various others	4,092	4.00-8.70%	—	—	—

Total	$100,148		$47,665	$41,829	$5,836

          Community Facility District Bonds –– These bonds were issued to finance public infrastructure improvements at Mission Bay in San Francisco and Pacific Commons in Fremont, California and were not required to be recorded in our accompanying Condensed Consolidated Balance Sheet.  These bonds have a series of maturities up to thirty years.  For the bonds issued at Mission Bay, we provided letters of credit totaling $40 million in support of the floating rate bonds.  Upon completion of the infrastructure improvements at Mission Bay and Pacific Commons, for which the $133.3 million and $30 million bonds were issued, respectively, the improvements will be transferred to the respective cities.  Of the total cumulative reimbursable cost incurred, approximately $72.4 million has been reimbursed as of June 30, 2003, with $11.9 million received during the six months ended June 30, 2003.  The remaining balance of $89.5 million is presented as “Other Assets” in the accompanying Condensed Consolidated Balance Sheet at June 30, 2003.  Of the $89.5 million, $18.8 million has been applied for reimbursements and $70.7 million will be applied for reimbursements when the facility components are completed, inspected, and approved by the respective cities.  Subsequent to June 30, 2003, we received $2.4 million of reimbursement for the costs incurred at Mission Bay.

          At Mission Bay, the landowners must satisfy any shortfall in annual debt service obligations for the CFD bonds, if incremental tax revenues generated by the projects are insufficient.  At Pacific Commons, developed and designated developed property is taxed first, and any shortfall in annual debt service is paid by a tax on vacant land.

          The following table presents summary of community facility district bonds that are not included in the accompanying Condensed Consolidated Balance Sheet at June 30, 2003 (in thousands except percentages):

Projects	Amount Issued	Interest Rate	Cost Incurred	Cost Reimbursed		Balance at 6/30/03

Mission Bay	$133,330	0.9-6.28%	$130,823	$63,247	(1)	$67,576
Pacific Commons	30,000	6.20%	31,042	9,146		21,896

Total	$163,330		$161,865	$72,393		$89,472

(1)	Includes approximately $10 million of reimbursements received from various third parties.

Tax Audit

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

          On March 24, 2003, we received notice from the Internal Revenue Service that it intends to audit the 1999 income tax return of Catellus.  The Internal Revenue Service also advised us that it intends to audit the 1999 income tax return of a mortgage REIT subsidiary of Catellus.  Both audits are in process and no audit adjustments have yet been proposed.

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

          In 2001, we entered into a 99-year ground lease with one of our unconsolidated joint ventures, Third and King Investors, LLC, and we received and recognized $0.9 million in rental income from this ground lease for each of the three months ended June 30, 2003 and 2002 and $1.8 million for each of the six months ended June 30, 2003 and 2002.  At June 30, 2003, we had $1.3 million of deferred rent payments previously received, which will be recognized together with annual rents over the life of the lease.  We have also agreed with the venture to fund, on a pro-rata basis, the balance of equity capital required and certain excess costs, if actual development costs exceed the approved development budget as set forth in the joint venture agreement.  As of June 30, 2003, we had contributed $24 million of the $25 million to be funded from us, and we do not expect to fund any additional capital contribution beyond the $25 million.

          We also provide development and management services and loan guarantees to several of our unconsolidated joint venture investments.  Fees earned were $1.9 million and $3.3 million for the three and six months ended June 30, 2003, respectively, of which $1.6 million and $2.8 million, respectively, were from Third and King Investors, LLC, with the remainder primarily from Traer Creek, LLC, Serrano Associates, LLC, and Talega Village, LLC.  Fees earned were $0.8 million and $1.1 million for the three and six months ended June 30, 2002, respectively, of which $0.5 million and $0.7 million, respectively, were from Third and King Investors, LLC, with the remainder primarily from Traer Creek, LLC and Talega Village, LLC.  The increase in 2003 was primarily due to management service fees from Traer Creek and development fees from Third and King Investors, LLC.  At June 30, 2003, we have deferred fees primarily from Traer Creek, LLC and Serrano Associates, LLC of $1.6 million that will be earned as completed projects are sold or the venture is sold or liquidated.

          We have a $4.5 million note receivable from an unconsolidated joint venture, East Baybridge Partners, LP, for project costs plus accrued interest at 9.0%.  This note is collateralized by property owned by the venture and matures in October 2028.  We also have entered into various lease agreements with this unconsolidated joint venture.  As lessee, we incurred rent expense of $34,000 in each of the three months ended June 30, 2003 and 2002 and $68,000 in each of the six months ended June 30, 2003 and 2002; this lease will expire in November 2011.  As lessor, we also entered into a ground lease, which will expire in August 2054, with this unconsolidated joint venture.  We recognized rental income of $0.1 million in each of the three months ended June 30, 2003 and 2002 and $0.2 million in each of the six months ended June 30, 2003 and 2002.  As of June 30, 2003, we recorded a $2 million receivable associated with this lease.  The venture’s current projection reflects approximately $0.5 million available funds, per year, from its operations to pay down our receivables.

Funds From Operations

          In conjunction with the REIT conversion, we will provide Funds From Operations (“FFO”) as a supplemental measure of performance calculated in accordance with the definition adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, sales or write-down of certain assets, cumulative effect of changes in accounting principles, plus depreciation and amortization (excluding depreciation on personal property) and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities are calculated on the same basis. Our management generally believes that FFO, as defined by NAREIT, is a meaningful supplemental measure of operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.  Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. We generally consider FFO to be a useful measure for reviewing our comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. In presenting our FFO prior to the REIT conversion, we also will include “hypothetical tax savings” that would have occurred had we been a REIT during the periods presented. We believe that presenting FFO as adjusted for hypothetical tax savings provides investors and analysts with a useful comparison of the hypothetical tax impacts of a REIT structure.

          While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by other REITs may not be comparable to FFO as used by us. FFO is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Further, FFO is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows from operations as a measure of liquidity. We believe that FFO provides relevant information about our operations and is useful, along with net income, for an understanding of our operating activities.

          The following table presents information including our FFO, as adjusted for hypothetical tax savings, reconciled to net income and FFO, as defined by NAREIT, for the three months and six months ended June 30, 2003.

Reconciliation of Net Income to FFO

	For the three months ended June 30, 2003	For the six months ended June 30, 2003

	(In thousands)
Net Income	$19,254	$42,665
Depreciation	17,148	33,913
Gain on property taxes	(3,065)	(7,453)

NAREIT defined funds from operations (FFO)	33,337	69,125
Additional Adjustments
Hypothetical tax savings(a)	7,891	17,106

FFO as adjusted for hypothetical tax savings	$41,228	$86,231

(a)	Hypothetical tax savings represent the tax savings effect that would have been incurred as a result of converting to a REIT.

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

          On March 3, 2003, the Company announced that its Board of Directors has authorized it to restructure its business operations in order to qualify as a REIT, effective January 1, 2004. The REIT conversion is subject to a shareholder approval process, which is expected to conclude in the third quarter of 2003, as well as Board approval.  The Company’s wholly owned subsidiary, Catellus SubCo, Inc., has filed a preliminary proxy statement/prospectus on a Form S-4 registration statement with the Securities and Exchange Commission that provides important information regarding the proposed REIT conversion.  Please refer to that registration statement for detailed risk factors related to the REIT conversion, as well as other matters, including the timing of the REIT conversion and our ability to obtain the consents and satisfy the various other requirements for consummating the REIT conversion.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

          Our primary market risk exposure is interest rate risk as our financial instruments are not subject to foreign exchange rate risk or commodity price risk.  We continuously and actively monitor and manage interest costs on our debt and may enter into interest rate-protection contracts based on changing market conditions.  At June 30, 2003, we did not have any interest rate protection contracts outstanding.

          As of June 30, 2003, approximately 73.4% of our debt bears interest at fixed rates and has a weighted average maturity of 7.1 years and a weighted average coupon rate of 6.73%.  The interest rate risk for fixed rate debt does not have a significant impact on the Company until such debt matures and may need to be refinanced.  The remainder of our debt bears interest at variable rates with a weighted average maturity of 4.4 years and a weighted average coupon rate of 2.88%.  To the extent that we incur additional variable rate indebtedness, we increase our exposure to increases in interest rates.  Since our $394.6 million of floating rate debt is largely offset by $238.3 million of cash and restricted cash balances, which are invested in floating rate money market investments, our exposure to short-term interest rate movements is modest.  We believe that moderate increases in interest expense as a result of inflation will not materially affect our financial position, results of operations, or cash flow.

Item 4.    Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 ) and  have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2003.  No changes in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

          The Company is subject to lawsuits, certain governmental proceedings (including environmental actions), and various environmental remediation orders of local governmental agencies, in each case arising in the ordinary course of business. Although the outcome of these lawsuits or other proceedings against the Company and the cost of compliance with any governmental order cannot be predicted with certainty, management does not expect any of these matters to have a material adverse effect on our business, future results of operation, financial condition, or liquidity.

          Although the Company is a party to routine proceedings incidental to its business, the Company is not a party to, nor is its property the subject of, any material pending legal proceeding, except as provided below.

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

          The Company owns approximately 47 acres located in the Westchester-Playa Del Rey area of Los Angeles, California adjacent to the Pacific Ocean and Ballona Wetlands (“West Bluffs”), which have an entitlement for the development of 114 single-family homes but are subject to two legal actions. On October 6, 2000, a lawsuit (the “Coastal Act Lawsuit”) was filed by the Sierra Club et al. against the California Coastal Commission and the Company as a real party in interest in the San Francisco Superior Court challenging approvals issued by the California Coastal Commission for the development of the project. This suit was subsequently consolidated with an additional suit filed on February 9, 2001.

          On December 13, 2000, the trial court denied petitioners’ request for a preliminary injunction in the Coastal Act Lawsuit.  On January 11, 2001, petitioners appealed the trial court’s ruling, which resulted in the First District Court of Appeal (“First District”) enjoining any construction activity in the portion of the project within the coastal zone. This stay was dissolved on October 10, 2001, when the case was remanded to the trial court. On June 7, 2002, the trial court ruled in favor of the Company on the merits, denying the petitioners’ request for writ of mandate and for injunction. The petitioners subsequently filed a motion to stay construction in the coastal zone pending petitioner’s filing of an appeal of the trial court’s decision, which motion was granted on August 13, 2002. The petitioners then filed an appeal to the First District and sought and obtained a stay from that court pending resolution of the appeal. The appeal was fully briefed and a hearing was held on March 26, 2003. The First District issued its opinion affirming in full the San Francisco Superior Court finding in favor of the Company and dissolving the stay on April 11, 2003.  Furthermore, on May 9, 2003, the First District denied the petitioners’ petition for rehearing.  The petitioners filed a petition for review in the California Supreme Court on May 22, 2003.  The Supreme Court granted review on July 23, 2003.

          On March 26, 1999, the Coalition for Concerned Communities, Inc. et al. (the “Coalition”) filed a lawsuit (“CEQA Lawsuit”) against the Company and The City of Los Angeles in the Los Angeles Superior Court alleging land use and California Environmental Quality Act violations with respect to the West Bluffs project. On January 18, 2001, the Los Angeles Superior Court denied the Coalition’s petition and found in favor of the Company. On March 23, 2001, the Coalition filed a notice of appeal in the Second District Court of Appeal (“Second District”).  On July 15, 2002, the Coalition filed a motion in the Second District to stop the development of the West Bluffs project until the final decision on the appeal, which motion was denied by the court on July 30, 2002. The Second District held a hearing on the merits on September 17, 2002 and submitted the matter. On March 17, 2003, the Second District vacated the submission and postponed rendering its decision until the First District issues remittitur (sends the case back to the San Francisco Superior Court) in the Coastal Act Lawsuit.  On May 19, 2003, the Coalition filed another motion in the Second District to stop the development of the West Bluffs project.  On May 28, 2003, the Second District denied the Coalition’s motion.

          On July 16, 2003, three residents who live near the West Bluffs site filed a lawsuit in the Los Angeles Superior Court against the Company based upon a public easement theory.  On July 25, 2003, the plaintiffs moved for a temporary restraining order, which was denied by the court.  A hearing has been scheduled for August 26, 2003 regarding whether a preliminary injunction should be issued to stop development over the entire project site.

          The litigation process has delayed the previously planned start of infrastructure construction.  However, because the First District has dissolved the stay in the Coastal Act Lawsuit that prevented construction activity, the Company has now commenced the process of preparing the land for the construction of the West Bluffs project.  Although the Company intends to proceed with the work needed to complete the West Bluffs project, there can be no assurance that further litigation proceedings with respect to the West Bluffs project will not result in additional delays.  The Company is unable to predict the length of any such delay at this time.  The Company does not believe that the litigation process will permanently prevent the Company from completing the West Bluffs project; however, there can be no assurance in that regard.

          Also see NOTE 8, “Commitments and Contingencies”.

Item 2.    Changes in Securities and Use of Proceeds

                 None.

Item 3.    Defaults Upon Senior Securities

                 None.

Item 4.    Submission of Matters to a Vote of Security Holders

                 None.

Item 5.    Other Information

                 None.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

See Exhibits Index.

(b) Reports on Form 8-K

On May 7, 2003, the Company filed a current report on Form 8-K (“original 8-K”) to report that it had issued a press release announcing its earnings for the quarter ended March 31, 2003, and to provide a copy of the press release, as well as certain supplementary and other financial information.

On May 12, 2003, the Company filed an amended current report on Form 8-K to make certain corrections to Exhibits 99.1 and 99.2 to the original 8-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2003	CATELLUS DEVELOPMENT CORPORATION

	By:	/s/ C. WILLIAM HOSLER

C. William Hosler Senior Vice President Chief Financial Officer Principal Financial Officer

Date: August 14, 2003
	By:	/s/ PAUL A. LOCKIE

Paul A. Lockie Vice President and Controller Principal Accounting Officer

EXHIBIT INDEX

3.3	Amended and Restated Bylaws, adopted April 30, 2003

10.32

Memorandum of Understanding regarding Employment (“MOU”) between Catellus Commercial Development Corporation (“Catellus Commercial”), a wholly owned subsidiary of Catellus Development Corporation (“Catellus”), and Ted Antenucci, effective February 22, 2002.

10.33	Guaranty of MOU by Catellus in favor of Ted Antenucci, dated August 22, 2002.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Catellus has omitted instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10 percent of the assets of Catellus and its subsidiaries on a consolidated basis. Catellus agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.