Form 10-Q
period 2003-09-30
CATELLUS DEVELOPMENT CORP
filed 2003-11-12
CIK 865937

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2003

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

As of November 6, 2003, there were 91,873,180 issued and outstanding shares of the Registrant’s Common Stock.

CATELLUS DEVELOPMENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CATELLUS DEVELOPMENT CORPORATION

Condensed Consolidated Balance Sheet

(In thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Properties	$2,549,606	$2,448,081
Less accumulated depreciation	(443,649)	(399,923)

	2,105,957	2,048,158
Other assets and deferred charges, net	250,334	273,853
Notes receivable, less allowance	56,696	44,947
Accounts receivable, less allowance	16,739	14,211
Assets held for sale	6,332	2,760
Restricted cash and investments	43,901	36,593
Cash and cash equivalents	193,974	274,927

Total	$2,673,933	$2,695,449

Liabilities and stockholders’ equity
Mortgage and other debt	$1,430,590	$1,500,955
Accounts payable and accrued expenses	96,061	117,493
Deferred credits and other liabilities	157,009	151,466
Liabilities associated with assets held for sale	5,303	3,233
Deferred income taxes	301,646	318,970
Minority interests	—	57,363

Total liabilities	1,990,609	2,149,480

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, 115,338 and 110,817 shares issued and 91,691 and 87,170 shares outstanding at September 30, 2003 and December 31, 2002, respectively	1,153	1,108
Paid-in capital	605,058	531,362
Treasury stock, at cost (23,647 shares at September 30, 2003 and December 31, 2002)	(401,082)	(401,082)
Accumulated earnings	478,195	414,581

Total stockholders’ equity	683,324	545,969

Total	$2,673,933	$2,695,449

See notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Revenue
Rental revenue	$75,180	$65,424	$223,323	$192,699
Sales revenue	45,515	10,299	78,425	108,991
Management, development and other fees	2,954	2,755	9,901	5,651

	123,649	78,478	311,649	307,341

Costs and expenses
Property operating costs	(23,076)	(18,004)	(62,607)	(50,841)
Cost of sales	(27,171)	(2,471)	(50,424)	(69,723)
Selling, general and administrative expenses	(9,877)	(5,824)	(21,031)	(19,804)
Corporate administrative costs	(5,488)	(4,284)	(14,392)	(12,748)
Depreciation and amortization	(18,066)	(17,317)	(52,358)	(45,666)

	(83,678)	(47,900)	(200,812)	(198,782)

Operating income	39,971	30,578	110,837	108,559

Other income
Equity in earnings of operating joint ventures, net	540	993	5,199	6,838
Equity in earnings of development joint ventures, net	7,553	4,201	16,834	19,825
Gain on non-strategic asset sales	928	421	8,285	7,242
Interest income	1,745	2,695	5,458	7,840
Other	581	903	2,530	9,069

	11,347	9,213	38,306	50,814

Other expenses
Interest expense	(15,893)	(16,305)	(49,740)	(42,634)
REIT transition costs	(1,416)	—	(4,779)	—
Other	(411)	268	(607)	(1,177)

	(17,720)	(16,037)	(55,126)	(43,811)

Income before minority interests, income taxes, and discontinued operations	33,598	23,754	94,017	115,562
Minority interests	—	(1,527)	—	(4,580)

Income before income taxes and discontinued operations	33,598	22,227	94,017	110,982
Income tax expense	(12,508)	(8,967)	(34,989)	(44,661)

Income from continuing operations	21,090	13,260	59,028	66,321

Discontinued operations, net of income tax:
Gain (loss) from disposal of discontinued operations	(201)	1,277	4,218	13,332
Income from discontinued operations	60	118	368	125

Net gain (loss) from discontinued operations	(141)	1,395	4,586	13,457

Net income	$20,949	$14,655	$63,614	$79,778

Income per share from continuing operations
Basic	$0.23	$0.15	$0.67	$0.76

Assuming dilution	$0.23	$0.15	$0.65	$0.74

Income per share from discontinued operations
Basic	$0.00	$0.02	$0.05	$0.16

Assuming dilution	$0.00	$0.01	$0.05	$0.15

Net income per share
Basic	$0.23	$0.17	$0.72	$0.92

Assuming dilution	$0.23	$0.16	$0.70	$0.89

Average number of common shares outstanding - basic	90,224	87,150	88,409	86,928

Average number of common shares outstanding - diluted	92,339	89,603	91,082	89,539

See notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net income	$63,614	$79,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,358	45,666
Deferred income taxes	781	21,975
Deferred gain recognized	(3,576)	(15,856)
Amortization of deferred loan fees and other costs	3,316	4,834
Equity in earnings of joint ventures	(22,033)	(26,663)
Operating distributions from joint ventures	19,754	72,770
Gain on sales of investment property	(7,030)	(22,305)
Cost of development property and non-strategic assets sold	49,229	66,304
Capital expenditures for development property	(62,981)	(43,220)
Other, net	(2,699)	10,751
Change in deferred credits and other liabilities	13,548	13,155
Change in other operating assets and liabilities	11,976	(45,381)

Net cash provided by operating activities	116,257	161,808

Cash flows from investing activities:
Net proceeds from sale of investment property	27,800	29,390
Capital expenditures for investment property	(202,803)	(246,354)
Payment of reimbursable construction costs	(5,128)	(32,497)
Distributions from joint ventures	8,601	—
Contributions to joint ventures	(6,028)	(13,403)
Net increase in restricted cash	(7,308)	(28,056)

Net cash used in investing activities	(184,866)	(290,920)

Cash flows from financing activities:
Borrowings	70,262	381,386
Repayment of borrowings	(131,980)	(211,910)
Distributions to minority partners	(4,551)	(4,540)
Proceeds from issuance of common stock	53,925	8,592

Net cash (used in) provided by financing activities	(12,344)	173,528

Net (decrease) increase in cash and cash equivalents	(80,953)	44,416
Cash and cash equivalents at beginning of period	274,927	222,695

Cash and cash equivalents at end of period	$193,974	$267,111

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$46,500	$37,917
Income taxes	$57,923	$22,926
Non-cash financing activities:
Debt forgiveness-property reconveyance	$6,536	$—

See notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Catellus Development Corporation, together with its consolidated subsidiaries (“Catellus” or the “Company”), is a diversified real estate operating company, with a large portfolio of rental properties and developable land, that manages and develops real estate for its own account and those of others. Interests of third parties in entities consolidated by the Company are separately reflected as minority interests in the accompanying financial statements. The Company’s rental portfolio and developable land, consisting of industrial, residential, retail, office, and other projects, are located mainly in major markets in California, Illinois, Texas, Colorado, and Oregon.

On March 3, 2003, the Company announced that its Board of Directors has authorized it to restructure its business operations in order to qualify as a real estate investment trust (“REIT”), effective January 1, 2004. The REIT conversion received stockholder approval on September 26, 2003 (see Note 11).

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

New accounting standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”), which was amended in October 2003 by FASB Staff Position 46-6 “Effective Date of Interpretation – 46 Consolidation of Variable Interest Entities.” FIN 46 requires that any entity meeting certain rules relating to a company’s equity investment risk and level of financial control be consolidated as a variable interest entity. The statement is applicable to all variable interest entities created or acquired after January 31, 2003, and the first interim period beginning after December 15, 2003, for variable interest entities in which the Company holds a variable interest that was acquired before February 1, 2003. The Company has and will adopt FIN 46 in the time frames as required by the statement. There is no significant effect on the financial position, results of operations or cash flows of the Company as a result of the initial adoption of this standard in regard to existing variable interest entities; however, future newly formed entities could meet these requirements and will be recorded as appropriate.

In May 2003, the FASB issued Statement of Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for the clarification and measurement of certain financial instruments with characteristics of both liabilities and equity. However, as of October 29, 2003, the provisions as related to mandatorily redeemable non-controlling interests in infinite lived entities have been deferred. The other provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There is no significant effect on the financial position, results of operations or cash flows of the Company as a result of this standard.

Accounting for stock – based compensation

At September 30, 2003, the Company has six stock-based employee compensation plans. After the completion of certain grants in connection with the REIT conversion, five of those plans will not be available for future grants. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards Board (“FASB”) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)		(In thousands)
Net income, as reported	$20,949	$14,655	$63,614	$79,778
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,373)	(1,338)	(3,993)	(4,009)

Pro forma net income	$19,576	$13,317	$59,621	$75,769

Earnings per share:
Basic—as reported	$0.23	$0.17	$0.72	$0.92

Basic—pro forma	$0.22	$0.15	$0.67	$0.87

Diluted—as reported	$0.23	$0.16	$0.70	$0.89

Diluted— pro forma	$0.21	$0.15	$0.65	$0.85

See Note 11 regarding proposed stock option exchange during the fourth quarter of 2003.

Income taxes

Income tax expense on income from continuing operations for the three and nine months ended September 30, 2003 and 2002 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)		(In thousands)
Current	$(12,001)	$(3,655)	$(34,208)	$(22,686)
Deferred	(507)	(5,312)	(781)	(21,975)

Total	$(12,508)	$(8,967)	$(34,989)	$(44,661)

Non – strategic asset sales

The Company’s sales of non-strategic assets are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)		(In thousands)
Sales	$1,150	$478	$9,088	$8,291
Cost of sales	(222)	(57)	(803)	(1,049)

Gain	$928	$421	$8,285	$7,242

NOTE 3. RESTRICTED CASH AND INVESTMENTS

Of the total restricted cash and investments of $43.9 million at September 30, 2003, and $36.6 million at December 31, 2002, $11.2 million and $5.1 million, respectively, represent proceeds from property sales held in separate cash accounts at trust companies in order to preserve the Company’s option to reinvest the proceeds on a tax-deferred basis. Approximately $25.2 million and $24.6 million at September 30, 2003 and December 31, 2002, respectively, represent funds held in pledge accounts at a bank until certain loan collateral pool requirements are met, and $4.0 million at September 30, 2003, represents a reserve fund held by a lender in anticipation of substitution of real property collateral. In addition, restricted investments of $3.5 million and $6.9 million at September 30, 2003 and December 31, 2002, respectively, represent certificates of deposits used to guarantee lease performance for certain properties that secure debt.

NOTE 4. INCOME PER SHARE

Income from continuing and discontinued operations per share of common stock is computed by dividing respective income by the weighted average number of shares of common stock and equivalents outstanding during the period (see table below for effect of dilutive securities, and Notes 2 and 10).

	Three Months Ended September 30,
	2003			2002
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share data)
Income from continuing operations	$21,090	90,224	$0.23	$13,260	87,150	$0.15

Effect of dilutive securities: stock options	—	2,115		—	2,453

Income from continuing operations assuming dilution	$21,090	92,339	$0.23	$13,260	89,603	$0.15

Net gain (loss) from discontinued operations	$(141)	90,224	$0.00	$1,395	87,150	$0.02

Effect of dilutive securities: stock options	—	2,115		—	2,453

Net gain (loss) from discontinued operations assuming dilution	$(141)	92,339	$0.00	$1,395	89,603	$0.01

Net income	$20,949	90,224	$0.23	$14,655	87,150	$0.17

Effect of dilutive securities: stock options	—	2,115		—	2,453

Net income assuming dilution	$20,949	92,339	$0.23	$14,655	89,603	$0.16

	Nine Months Ended September 30,
	2003			2002
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share data)
Income from continuing operations	$59,028	88,409	$0.67	$66,321	86,928	$0.76

Effect of dilutive securities: stock options	—	2,673		—	2,611

Income from continuing operations assuming dilution	$59,028	91,082	$0.65	$66,321	89,539	$0.74

Net gain from discontinued operations	$4,586	88,409	$0.05	$13,457	86,928	$0.16

Effect of dilutive securities: stock options	—	2,673		—	2,611

Net gain from discontinued operations assuming dilution	$4,586	91,082	$0.05	$13,457	89,539	$0.15

Net income	$63,614	88,409	$0.72	$79,778	86,928	$0.92

Effect of dilutive securities: stock options	—	2,673		—	2,611

Net income assuming dilution	$63,614	91,082	$0.70	$79,778	89,539	$0.89

NOTE 5. MORTGAGE AND OTHER DEBT

Mortgage and other debt at September 30, 2003 and December 31, 2002, are summarized as follows:

	September 30, 2003	December 31, 2002
	(In thousands)
Fixed rate mortgage loans	$1,060,330	$1,080,655
Floating rate mortgage loans	142,736	207,212
Construction loans	84,374	78,244
Revolving credit facility	50,000	—
Land acquisition and development loans	20,358	22,241
Assessment district bonds	64,520	103,935
Other loans	8,272	8,668

Mortgage and other debt	1,430,590	1,500,955
Liabilities of assets held for sale:
Fixed rate mortgage loans	—	2,849
Floating rate mortgage loans	5,258	298

Total mortgage and other debt	$1,435,848	$1,504,102

Due within one year	$83,157	$154,152

During the third quarter of 2003, the Company closed a senior revolving credit facility in the aggregate principal amount of $200 million, of which $50 million was drawn at September 30, 2003. The facility matures in September 2006, unless extended an additional year at the Company’s election. The current interest rate is set at the Eurodollar rate plus 2%. The Company has the right during the initial term of the facility to increase the facility amount to up to an aggregate principal amount of $300 million. The Company may prepay the facility in whole or in part, at any time without penalty. The initial $50 million proceeds were used to pay down an existing floating rate mortgage loan.

In September 2003, the Company sold its interest in an unconsolidated joint venture and removed the associated assessment district bond liability of $35.6 million.

In addition, during September 2003, the Company modified a construction loan agreement reducing the facility commitment from $70 million to $50 million and extended the maturity date one year to October 20, 2004, with the option of extending the maturity an additional year to October 20, 2005, if certain conditions are met. At September 30, 2003, the $50 million has been funded.

Interest costs relating to mortgage and other debt for the three and nine months ended September 30, 2003 and 2002, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)		(In thousands)
Total interest incurred	$21,673	$21,754	$65,384	$62,638
Interest capitalized	(5,750)	(5,313)	(15,476)	(19,214)

Interest expensed	15,923	16,441	49,908	43,424
Less discontinued operations	(30)	(136)	(168)	(790)

Interest expense from continuing operations	$15,893	$16,305	$49,740	$42,634

NOTE 6. PROPERTIES

Book value by property type at September 30, 2003 and December 31, 2002, consisted of the following:

	September 30, 2003	December 31, 2002
	(In thousands)
Rental properties:
Industrial buildings	$1,200,305	$1,134,890
Office buildings	377,690	372,795
Retail buildings	99,177	100,882
Ground leases and other	172,367	176,430
Investment in operating joint ventures	(20,015)	(10,920)

	1,829,524	1,774,077

Developable land:
Commercial	197,412	171,924
Residential	61,579	52,850
Urban	271,581	279,495
Investment in development joint ventures	67,358	58,071

	597,930	562,340

Work-in-process:
Commercial	56,121	49,938
Urban	24,203	16,915

	80,324	66,853

Furniture and equipment	37,693	38,096
Other	4,135	6,715

Gross book value	2,549,606	2,448,081
Accumulated depreciation	(443,649)	(399,923)

Net book value	$2,105,957	$2,048,158

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

Upon conversion to a REIT, it is expected that the method of internal reporting will change in order to better reflect the anticipated, long-term operations of the Company.

Financial data by reportable segment is as follows:

Three Months Ended September 30, 2003

	Asset Management	Suburban		Urban	Corporate	Subtotal	Discontinued Operations	Total
		Commercial	Residential
	(In thousands)
Revenue
Rental revenue	$75,337	$—	$—	$—	$—	$75,337	$(157)	$75,180
Sales revenue	1,775	2,106	23,247	18,387	—	45,515	—	45,515
Management, development and other fees	24	1,671	75	1,184	—	2,954	—	2,954

	77,136	3,777	23,322	19,571	—	123,806	(157)	123,649

Costs and expenses
Property operating costs	(23,102)	—	—	—	—	(23,102)	26	(23,076)
Cost of sales	(887)	(1,789)	(11,657)	(13,173)	—	(27,506)	335	(27,171)
Selling, general and administrative expenses	(446)	(2,993)	(1,013)	(5,425)	—	(9,877)	—	(9,877)
Corporate administrative costs	—	—	—	—	(5,488)	(5,488)	—	(5,488)
Depreciation and amortization	(17,128)	(109)	(30)	(222)	(577)	(18,066)	—	(18,066)

	(41,563)	(4,891)	(12,700)	(18,820)	(6,065)	(84,039)	361	(83,678)

Operating income	35,573	(1,114)	10,622	751	(6,065)	39,767	204	39,971

Other income
Equity in earnings of operating joint ventures, net	540	—	—	—	—	540	—	540
Equity in earnings of development joint ventures, net	—	—	7,553	—	—	7,553	—	7,553
Gain on non-strategic asset sales	928	—	—	—	—	928	—	928
Interest income	492	133	816	14	290	1,745	—	1,745
Other	(2)	—	—	585	(2)	581	—	581

	1,958	133	8,369	599	288	11,347	—	11,347

Other expenses
Interest expense	(21,144)	—	—	—	5,221	(15,923)	30	(15,893)
REIT transition costs	—	—	—	—	(1,416)	(1,416)	—	(1,416)
Other	(16)	(166)	(187)	34	(76)	(411)	—	(411)

	(21,160)	(166)	(187)	34	3,729	(17,750)	30	(17,720)

Income (loss) before income taxes and discontinued operations	16,371	(1,147)	18,804	1,384	(2,048)	33,364	234	33,598
Income tax (expense) benefit	(6,069)	434	(7,025)	(518)	763	(12,415)	(93)	(12,508)

Income (loss) from continuing operations	10,302	(713)	11,779	866	(1,285)	20,949	141	21,090

Discontinued operations, net of tax:
Loss from disposal of discontinued operations	—	—	—	—	—	—	(201)	(201)
Income from discontinued operations	—	—	—	—	—	—	60	60

Net loss from discontinued operations	—	—	—	—	—	—	(141)	(141)

Net income (loss)	$10,302	$(713)	$11,779	$866	$(1,285)	$20,949	$—	$20,949

Three Months Ended September 30, 2002

	Asset Management	Suburban		Urban	Corporate	Subtotal	Discontinued Operations	Total
		Commercial	Residential
	(In thousands)
Revenue
Rental revenue	$66,191	$—	$—	$—	$—	$66,191	$(767)	$65,424
Sales revenue	5,997	(83)	8,871	—	—	14,785	(4,486)	10,299
Management, development and other fees	9	1,355	647	744	—	2,755	—	2,755

	72,197	1,272	9,518	744	—	83,731	(5,253)	78,478

Costs and expenses
Property operating costs	(18,156)	—	—	—	—	(18,156)	152	(18,004)
Cost of sales	(2,465)	1,216	(3,508)	—	(60)	(4,817)	2,346	(2,471)
Selling, general and administrative expenses	(168)	(2,455)	(1,549)	(1,652)	—	(5,824)	—	(5,824)
Corporate administrative costs	—	—	—	—	(4,284)	(4,284)	—	(4,284)
Depreciation and amortization	(16,017)	(259)	(79)	(351)	(894)	(17,600)	283	(17,317)

	(36,806)	(1,498)	(5,136)	(2,003)	(5,238)	(50,681)	2,781	(47,900)

Operating income	35,391	(226)	4,382	(1,259)	(5,238)	33,050	(2,472)	30,578

Other income
Equity in earnings of operating joint ventures, net	993	—	—	—	—	993	—	993
Equity in earnings of development joint ventures, net	—	—	5,028	—	(827)	4,201	—	4,201
Gain on non-strategic asset sales	421	—	—	—	—	421	—	421
Interest income	894	84	1,670	4	43	2,695	—	2,695
Other	845	—	58	—	—	903	—	903

	3,153	84	6,756	4	(784)	9,213	—	9,213

Other expenses
Interest expense	(20,200)	—	—	—	3,759	(16,441)	136	(16,305)
REIT transition costs	—	—	—	—	—	—	—	—
Other	83	(209)	(26)	(340)	760	268	—	268

	(20,117)	(209)	(26)	(340)	4,519	(16,173)	136	(16,037)

Income (loss) before minority interests, income taxes and discontinued operations	18,427	(351)	11,112	(1,595)	(1,503)	26,090	(2,336)	23,754
Minority interests	(1,527)	—	—	—	—	(1,527)	—	(1,527)

Income (loss) before income taxes and discontinued operations	16,900	(351)	11,112	(1,595)	(1,503)	24,563	(2,336)	22,227
Income tax (expense) benefit	(6,816)	141	(4,476)	642	601	(9,908)	941	(8,967)

Income (loss) from continuing operations	10,084	(210)	6,636	(953)	(902)	14,655	(1,395)	13,260

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	1,277	1,277
Income from discontinued operations	—	—	—	—	—	—	118	118

Net gain from discontinued operations	—	—	—	—	—	—	1,395	1,395

Net income (loss)	$10,084	$(210)	$6,636	$(953)	$(902)	$14,655	$—	$14,655

Nine Months Ended September 30, 2003

	Asset Management	Suburban		Urban	Corporate	Subtotal	Discontinued Operations	Total
		Commercial	Residential
	(In thousands)
Revenue
Rental revenue	$224,520	$—	$—	$—	$—	$224,520	$(1,197)	$223,323
Sales revenue	31,114	30,414	26,712	18,387	—	106,627	(28,202)	78,425
Management, development and other fees	47	5,552	344	3,958	—	9,901	—	9,901

	255,681	35,966	27,056	22,345	—	341,048	(29,399)	311,649

Costs and expenses
Property operating costs	(62,882)	—	—	—	—	(62,882)	275	(62,607)
Cost of sales	(22,010)	(24,165)	(12,248)	(13,173)	—	(71,596)	21,172	(50,424)
Selling, general and administrative expenses	(1,011)	(8,395)	(2,661)	(8,964)	—	(21,031)	—	(21,031)
Corporate administrative costs	—	—	—	—	(14,392)	(14,392)	—	(14,392)
Depreciation and amortization	(49,774)	(205)	(89)	(709)	(1,726)	(52,503)	145	(52,358)

	(135,677)	(32,765)	(14,998)	(22,846)	(16,118)	(222,404)	21,592	(200,812)

Operating income	120,004	3,201	12,058	(501)	(16,118)	118,644	(7,807)	110,837

Other income
Equity in earnings of operating joint ventures, net	5,199	—	—	—	—	5,199	—	5,199
Equity in earnings of development joint ventures, net	—	—	16,834	—	—	16,834	—	16,834
Gain on non-strategic asset sales	8,285	—	—	—	—	8,285	—	8,285
Interest income	1,304	438	2,379	657	685	5,463	(5)	5,458
Other	1,159	50	—	585	736	2,530	—	2,530

	15,947	488	19,213	1,242	1,421	38,311	(5)	38,306

Other expenses
Interest expense	(63,837)	—	—	—	13,929	(49,908)	168	(49,740)
REIT transition costs	—	—	—	—	(4,779)	(4,779)	—	(4,779)
Other	(47)	(309)	(188)	172	(235)	(607)	—	(607)

	(63,884)	(309)	(188)	172	8,915	(55,294)	168	(55,126)

Income (loss) before income taxes and discontinued operations	72,067	3,380	31,083	913	(5,782)	101,661	(7,644)	94,017
Income tax (expense) benefit	(26,971)	(1,265)	(11,633)	(342)	2,164	(38,047)	3,058	(34,989)

Income (loss) from continuing operations	45,096	2,115	19,450	571	(3,618)	63,614	(4,586)	59,028

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	4,218	4,218
Income from discontinued operations	—	—	—	—	—	—	368	368

Net gain from discontinued operations	—	—	—	—	—	—	4,586	4,586

Net income (loss)	$45,096	$2,115	$19,450	$571	$(3,618)	$63,614	$—	$63,614

Nine Months Ended September 30, 2002

	Asset Management	Suburban		Urban	Corporate	Subtotal	Discontinued Operations	Total
		Commercial	Residential
	(In thousands)
Revenue
Rental revenue	$194,750	$—	$—	$—	$—	$194,750	$(2,051)	$192,699
Sales revenue	41,121	40,907	57,046	—	—	139,074	(30,083)	108,991
Management, development and other fees	60	3,018	1,102	1,471	—	5,651	—	5,651

	235,931	43,925	58,148	1,471	—	339,475	(32,134)	307,341

Costs and expenses
Property operating costs	(51,355)	—	—	—	—	(51,355)	514	(50,841)
Cost of sales	(13,919)	(35,000)	(28,006)	—	(576)	(77,501)	7,778	(69,723)
Selling, general and administrative expenses	(878)	(6,540)	(7,315)	(5,071)	—	(19,804)	—	(19,804)
Corporate administrative costs	—	—	—	—	(12,748)	(12,748)	—	(12,748)
Depreciation and amortization	(42,919)	(534)	(152)	(820)	(1,781)	(46,206)	540	(45,666)

	(109,071)	(42,074)	(35,473)	(5,891)	(15,105)	(207,614)	8,832	(198,782)

Operating income	126,860	1,851	22,675	(4,420)	(15,105)	131,861	(23,302)	108,559

Other income
Equity in earnings of operating joint ventures, net	6,838	—	—	—	—	6,838	—	6,838
Equity in earnings of development joint ventures, net	—	—	22,585	—	(2,760)	19,825	—	19,825
Gain on non-strategic asset sales	7,242	—	—	—	—	7,242	—	7,242
Interest income	2,238	903	4,536	6	157	7,840	—	7,840
Other	8,177	633	259	—	—	9,069	—	9,069

	24,495	1,536	27,380	6	(2,603)	50,814	—	50,814

Other expenses
Interest expense	(58,083)	—	—	—	14,659	(43,424)	790	(42,634)
REIT transition costs	—	—	—	—	—	—	—	—
Other	19	(1,483)	69	(198)	416	(1,177)	—	(1,177)

	(58,064)	(1,483)	69	(198)	15,075	(44,601)	790	(43,811)

Income (loss) before minority interests, income taxes and discontinued operations	93,291	1,904	50,124	(4,612)	(2,633)	138,074	(22,512)	115,562
Minority interests	(4,580)	—	—	—	—	(4,580)	—	(4,580)

Income (loss) before income taxes and discontinued operations	88,711	1,904	50,124	(4,612)	(2,633)	133,494	(22,512)	110,982
Income tax (expense) benefit	(35,696)	(766)	(20,164)	1,855	1,055	(53,716)	9,055	(44,661)

Income (loss) from continuing operations	53,015	1,138	29,960	(2,757)	(1,578)	79,778	(13,457)	66,321

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	13,332	13,332
Income from discontinued operations	—	—	—	—	—	—	125	125

Net gain from discontinued operations	—	—	—	—	—	—	13,457	13,457

Net income (loss)	$53,015	$1,138	$29,960	$(2,757)	$(1,578)	$79,778	$—	$79,778

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company has surety bonds and standby letters of credit related to various development projects, lease payment guarantees, various debt and debt service guarantees, and capital contribution commitments related to certain unconsolidated real estate joint ventures. These surety bonds, standby letters of credit, guarantees and capital contribution commitments as of September 30, 2003, are summarized in the following categories (in thousands):

Off-balance sheet liabilities:
Surety bonds	$202,941
Standby letters of credit	47,803
Debt service guarantees	56,379
Contribution requirements	13,281
Lease payment guarantee	157

Sub-total	320,561
Liabilities included in balance sheet:
Standby letters of credit	16,325

Total	$336,886

Surety bonds are to guarantee the construction of infrastructure and public improvements as a requirement of entitlement. Surety bonds are commonly required by public agencies from real estate developers, are renewable, and expire upon completion of the required improvements. The typical development period of the Company’s development projects is approximately one to three years. An example of the type of event that would require the Company to perform under these surety bonds would be the failure of the Company to construct or complete the required improvements. At September 30, 2003, the Company has not been required to fund any of the surety bonds.

Standby letters of credit consist of two types: performance and financial. Performance standby letters of credit are similar in nature and term as the surety bonds described above. Financial standby letters of credit are a form of credit enhancement commonly required in real estate development when bonds are issued to finance public improvements; these financial standby letters of credit are scheduled to expire between December 2005 and June 2006. As of September 30, 2003, the Company has a total of $64.1 million in these standby letters of credit; $47.8 million of the total is off-balance sheet ($40 million in financial letters of credit and $7.8 million in performance letters of credit), while the remaining $16.3 million are related to obligations that are reflected in the Company’s Condensed Consolidated Balance Sheet ($12.9 million in “Mortgage and other debt” and $3.4 million in “Restricted cash and investments”). The $16.3 million of letters of credit were issued as additional security for liabilities already recorded on the balance sheet for separate accounting reasons (primarily assessment bond obligations of assessment districts whose operating boards the Company controls). This is different from the $47.8 million in letters of credit that are related to non-balance sheet items. When the assessment districts are consolidated, the balance sheet is fully consolidated, so there are several corresponding debits, the most significant of which is the associated improvements. An example of the type of event that would require the Company to perform under the performance standby letters of credit would be the failure of the Company to construct or complete the required improvements. An example of the type of event that would require the Company to perform under the financial standby letters of credit would be a debt service shortfall in the municipal district that issued the municipal bonds. At September 30, 2003, the Company has not been required to satisfy any of these standby letters of credit.

The Company has made debt service guarantees for certain of its unconsolidated joint ventures. At September 30, 2003, based on the joint ventures’ outstanding balance, these debt guarantees totaled $56.4 million. These debt service guarantees are scheduled to expire between January 2004 and September 2005. These debt service guarantees are typical business arrangements commonly required of real estate developers. An example of the types of event that would require the Company to provide a cash payment pursuant to a guarantee include a loan default, which would result from failure of the primary borrower to service its debt when due, or non-compliance of the primary borrower with financial covenants or inadequacy of asset collateral. At September 30, 2003, the Company has not been required to satisfy any amounts under these debt service guarantees.

The Company is required to make additional capital contributions to five of its unconsolidated joint ventures should additional capital contributions be necessary to fund development costs or operating shortfalls. The Company agreed with an unconsolidated joint venture to make additional contributions should there be insufficient funds to meet its current or projected financial requirements. As of September 30, 2003, the Company cumulatively contributed $17.3 million to this unconsolidated joint venture, as additional contributions. The Company is also required to make additional capital contributions to another four of its unconsolidated joint ventures should additional capital contributions be necessary (see chart below). As of September 30, 2003, the Company does not expect to fund any additional capital contributions beyond the maximum capital requirements.

	Contribution Committed	Remaining Contribution Commitment
	(In thousands)
Talega Village, LLC	$14,000	$5,269
Talega Associates, LLC	20,000	4,773
Parkway Company, LLC	38,000	2,530
Third and King Investors, LLC	25,000	709

	$97,000	$13,281

Generally, any funding of off-balance sheet guarantees would result in the increase of Catellus’ ownership interest in a project or entity similar to the treatment of a unilateral additional capital contribution to an investee.

In addition to the contingent liabilities summarized in the table above, the Company also has the following contingencies:

The Company has recorded in its consolidated balance sheet $1.0 million estimated residual home warranty related liability from home-building activities prior to the selling of its home-building assets in 2000. The estimate is based on past claims and experience. These home warranty related reserves are charged to cost of sales when established.

As of September 30, 2003, $163.3 million of Community Facility District bonds were sold to finance public infrastructure improvements at several Company projects. The Company provided letters of credit totaling $40.0 million in support of some of these bonds. The $40.0 million is included in the standby letters of credit and surety bonds amounts disclosed above. The Company, along with other landowners, is required to satisfy any shortfall in annual debt service obligation for these bonds if incremental tax revenues generated by the projects are insufficient.

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

At September 30, 2003, management estimates that future costs for remediation of environmental contamination on operating properties and properties previously sold approximate $9.1 million, and has provided a reserve for that amount. It is anticipated that such costs will be incurred over the next several years. Management also estimates approximately $12.6 million of similar costs relating to the Company’s properties to be developed or sold. The Company may incur additional costs related to management of excess contaminated soil from our projects; however, the necessity of this activity depends on the type of future development activities, and, therefore, the related costs are not currently determinable. These costs will be capitalized as components of development costs when incurred, which is anticipated to be over a period of approximately twenty years, or will be deferred and charged to cost of sales when the properties are sold. Environmental costs capitalized during the nine months ended September 30, 2003, totaled $1.6 million. The Company’s estimates were developed based on reviews that took place over several years based upon then-prevailing law and identified site conditions. Because of the breadth of its portfolio, and past sales, the Company is unable to review each property extensively on a regular basis. Such estimates are not precise and are always subject to the availability of further information about the prevailing conditions at the site, the future requirements of regulatory agencies, and the availability and ability of other parties to pay some or all of such costs.

NOTE 9. RELATED PARTY TRANSACTIONS

The entities below are considered related parties because the listed transactions are with entities in which the Company has an ownership interest. There are no affiliated persons involved with these entities.

The Company provides development and management services and loan guarantees to various unconsolidated joint venture investments. Fees earned were $2.8 million and $6.1 million for the three and nine months ended September 30, 2003, respectively, of which $1.2 million and $4.0 million, respectively, were from Third and King Investors, LLC, with the remainder primarily from Traer Creek LLC, Serrano Associates, LLC, and Talega Village, LLC. Fees earned were $1.4 million and $2.5 million for the three and nine months ended September 30, 2002, respectively, of which $0.8 million and $1.5 million, respectively, were from Third and King Investors, LLC, with the remainder primarily from Traer Creek LLC and Talega Village, LLC. Deferred fees from Serrano Associates, LLC of $0.5 million at September 30, 2003, will be earned as completed projects are sold or the venture is sold or liquidated. In September 2003, the Company sold its investment interest in Traer Creek LLC. A provision in the sales allows for a discount on the purchase price of $1 million depending on the buyers timing of payment of the note. Thus the Company deferred a gain of $6.7 million, until such timing is known.

In 2001, the Company entered into a 99-year ground lease with one of its unconsolidated joint venture investments, Third and King Investors, LLC. Rent payments of $0.9 million were received and recognized as rental income during each of the three months ended September 30, 2003 and 2002 and $2.7 million in each of the nine months ended September 30, 2003 and 2002. Rent payments of $1.3 million of previously received rent were deferred at September 30, 2003, and will be recognized, together with annual rents, over the life of the lease.

The Company has a $4.6 million collateralized 9.0% note receivable from an unconsolidated joint venture, East Baybridge Partners, LP, for project costs plus accrued interest. The note is collateralized by property owned by the venture and matures in October 2028. The Company entered into various lease agreements with this unconsolidated joint venture. As lessee, rent expense was $34,000 in each of the three-month periods ended September 30, 2003 and 2002 and $102,000 for each of the nine-month periods ended September 30, 2003 and 2002; this lease will expire in November 2011. As lessor, the Company entered into a ground lease, which will expire in August 2054. The Company earned rental income of $0.1 million in each of the three-month periods ended September 30, 2003 and 2002, and $0.3 million for each of the nine-month periods ended September 30, 2003 and 2002, and recorded a $2.1 million receivable associated with this lease.

NOTE 10. DISCONTINUED OPERATIONS

In general, sales of rental property are classified as discontinued operations. Therefore, income or loss attributed to the operations and sale of rental properties sold or held for sale is presented in the statement of operations as discontinued operations, net of applicable income taxes. Prior period statements of operations have been reclassified to reflect as discontinued operations the income or loss related to rental properties that were sold or held for sale and presented as discontinued operations during the period up to September 30, 2003. Additionally, all periods presented will likely require further reclassification in future periods as additional, similar sales of rental properties occur.

Discontinued operations activities for the three and nine months ended September 30, 2003 and 2002 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Gain from disposal of discontinued operations
Sales revenue	$—	$4,486	$28,202	$30,083
Cost of sales	(335)	(2,346)	(21,172)	(7,778)

	(335)	2,140	7,030	22,305
Income tax (expense) benefit	134	(863)	(2,812)	(8,973)

Net gain (loss)	$(201)	$1,277	$4,218	$13,332

Rental Revenue	$157	$767	$1,197	$2,051

Income from discontinued operations before income taxes	$101	$196	$614	$207
Income tax expense	(41)	(78)	(246)	(82)

Income from discontinued operations	$60	$118	$368	$125

Asset and liability balances of rental properties under contract to be sold at September 30, 2003, and December 31, 2002, consist of the following:

	September 30, 2003	December 31, 2002
	(In thousands)
Assets
Properties	$6,276	$3,216
Accumulated depreciation	—	(744)

Net	6,276	2,472
Other assets	56	288

Total assets	6,332	2,760

Liabilities
Mortgage and other debt	(5,258)	(3,147)
Payables	(45)	(62)
Other liabilities	—	(24)

Total liabilities	(5,303)	(3,233)

Net assets (liabilities)	$1,029	$(473)

NOTE 11. REAL ESTATE INVESTMENT TRUST (“REIT”) CONVERSION

On March 3, 2003, the Company announced that its Board of Directors has authorized it to restructure its business operations in order to qualify as a real estate investment trust (“REIT”), effective January 1, 2004. At the Company’s annual meeting of stockholders on September 26, 2003, the stockholders of the Company approved the restructuring of Catellus and the related REIT conversion. The REIT conversion is subject to final confirmation by the Company’s Board of Directors that no events have occurred and no circumstances have arisen that would alter the Board’s earlier determination that such conversion is in the best interests of the Company and its stockholders. The REIT conversion process has no material effect on the financial statements, except for $1.4 million and $4.8 million of transition costs, which relate to the REIT conversion and was incurred and expensed during three and nine months ended September 30, 2003, respectively; however, it will have an impact on future operating results in the following areas:

•	a one-time distribution of pre-REIT accumulated earnings and profits (“E&P”) of $3.83 per share of common stock, or approximately $350 million, payable on December 18, 2003, to stockholders of record at the close of business on November 4, 2003. The special E&P dividend is payable in the form of cash, shares of Catellus common stock, or a combination of both at the election of each stockholder with certain cash and ownership limitations, including a limitation of $100 million on the total cash portion of the distribution

•	commencing with the third quarter of 2003, a quarterly cash dividend of $0.30 per existing share of common stock is expected to be paid. A dividend in that amount for the third quarter was declared on October 8, 2003, and is payable on November 25, 2003, to stockholders of record at the close of business on November 4, 2003. The actual amount of the dividends for subsequent quarters will be as determined and declared by the Company’s Board of Directors and will depend on the Company’s financial condition, earnings, and other factors, many of which are beyond the Company’s control

•	conversion and related restructure costs are currently estimated to be $8.0 million through the first quarter of 2004, $4.8 million of which has been incurred

•	one-time costs associated with the proposed stock option exchange offer estimated at $32 million; included in the estimated $32 million are the estimated costs for the restricted stock (such cost will be amortized over three years), and any potential compensation expenses as a result of the required variable accounting treatment for the remaining outstanding options upon the expiration of the exchange offer program (such expense will be amortized over the remaining vesting period of the options)

•	certain deferred tax liabilities associated with assets in the REIT will be reversed in the fourth quarter through income and result in a one-time increase in income currently estimated in the $200 to $250 million range

Catellus SubCo, Inc., a wholly owned subsidiary of the Company, filed a Form S-4 registration statement, containing a proxy statement/prospectus, with the Securities and Exchange Commission on May 2, 2003, as amended by Amendment No. 1, Amendment No. 2, and Amendment No. 3, filed on June 17, 2003, July 28, 2003, and August 12, 2003, respectively. The proxy statement/prospectus provides important information, including detailed risk factors, regarding the proposed REIT conversion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company:

Catellus Development Corporation is a publicly traded real estate development company that owns and operates approximately 38.2 million square feet of predominantly industrial property in many of the country’s major distribution centers and transportation corridors. The company’s principal objective is sustainable, long-term growth in earnings, which it seeks to achieve by applying its strategic resources: a lower-risk/higher-return rental portfolio, a focus on expanding that portfolio through development, and the deployment of its proven land development skills to select opportunities where it can generate profits to recycle back into its business. More information on the company is available at www.catellus.com.

Recent Developments

On March 3, 2003, we announced that our Board of Directors has authorized us to restructure our business operations to qualify as a real estate investment trust, or REIT, effective January 1, 2004. At our annual meeting of stockholders on September 26, 2003, our stockholders approved the restructuring of Catellus and the related REIT conversion. The REIT conversion is subject to final confirmation by our Board of Directors that no events have occurred and no circumstances have arisen that would alter our Board’s earlier determination that such conversion is in the best interests of Catellus and its stockholders.

We have spent the past several years successfully transforming what was one of the country’s largest land portfolios into predominantly industrial rental property. We are now embarking upon a transition period to restructure our operations and change our business strategy to focus increasingly on industrial development and to reduce focus on other product types.

In anticipation of the REIT conversion, we are taking steps during 2003 to better position our businesses for operation as a REIT. This includes looking for ways to operate more efficiently, consistent with a focus of new development on industrial product. We plan to continue our Urban mixed–use projects that are underway, but do not plan to seek new ones. Since the Urban Group (see Urban Group below) will no longer be pursuing new activities, and given the considerable progress made on existing projects, it is also anticipated that the scope of activities will be reduced, resulting in a reduction in work force over 2003 and 2004. Doug Gardner, President, and Mark Schuh, Executive Vice President, both of the Urban Group, will continue to lead their group during the transition for the balance of 2003, after which they will leave Catellus. The Urban Group currently reports to the chief executive officer of Catellus, and this reporting relationship will continue. The Urban Group projects will be operated primarily in a taxable REIT subsidiary (“TRS”), and we expect to recycle surplus capital from the Urban Group projects through continuing development with greater emphasis on third party parcel sales, land leases, and joint ventures. During 2003, the Suburban Residential Group (see Suburban Residential Group below) projects are being positioned for sale and any remaining assets operated in a TRS upon REIT conversion.

Having obtained approval of the restructuring of Catellus and the related REIT conversion at our annual meeting of stockholders on September 26, 2003, we anticipate that, effective January 1, 2004, we will operate as an umbrella partnership REIT, with wholly owned taxable REIT subsidiaries. As part of the REIT conversion, and in order to be eligible to elect REIT status for federal income tax purposes, our Board of Directors declared a special dividend on October 8, 2003, consisting of a one-time distribution of pre-REIT accumulated earnings and profits (“E&P”) of $3.83 per share of common stock, or approximately $350 million, payable on December 18, 2003, to stockholders of record at the close of business on November 4, 2003. The special E&P dividend is payable in the form of cash, shares of Catellus common stock, or a combination of both at the election of each stockholder with certain cash and ownership limitations, including a limitation of $100 million on the total cash portion of the distribution. Furthermore, on October 8, 2003, our Board of Directors declared a regular cash dividend of $0.30 per share of common stock for the third quarter of 2003, payable on November 25, 2003, to stockholders of record at the close of business on November 4, 2003. Also, as part of the REIT conversion, on October 1, 2003, we announced the start of a voluntary stock option exchange offer program. This offer expired on October 29, 2003. As disclosed at Note 11 of the accompanying Condensed Consolidated Financial Statements, the one-time costs associated with the voluntary stock option exchange offer program are estimated at $30 million. Included in the estimated $30 million are the estimated costs for the restricted stock (such cost will be amortized over three years), and any potential compensation expenses as a result of the required variable accounting treatment for the remaining outstanding options upon the expiration of the exchange offer program (such expense will be amortized over the remaining vesting period of the options).

Catellus SubCo, Inc., a wholly owned subsidiary, filed a Form S-4 registration statement, which contains a proxy statement/prospectus, with the Securities and Exchange Commission on May 2, 2003, as amended by Amendment No. 1, Amendment No. 2, and Amendment No. 3, filed on June 17, 2003, July 28, 2003, and August 12, 2003, respectively. The proxy statement/prospectus provides important information, including detailed risk factors, regarding the proposed REIT conversion. A copy of the proxy statement/prospectus and other relevant documents are available free of charge at the SEC’s website (www.sec.gov) or can be obtained free of charge by directing a request to us at 201 Mission Street, Second Floor, San Francisco, California 94105, Attn.: Director of Investor Relations, or by telephone at (415) 974-4649, or by email at InvestorRelations@catellus.com or can be obtained free of charge through our website (www.Catellus.com) as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission. There is no assurance that the proposed REIT conversion will be consummated or that the terms of the REIT conversion or the timing or effects thereof will not differ materially from those described in the proxy statement/prospectus and other relevant documents.

General

Our reportable segments are based on our method of internal reporting, which disaggregates our business by type and before the adjustments for discontinued operations. We have five reportable segments: Asset Management; Suburban, which includes two reportable segments, Commercial and Residential; Urban; and Corporate.

Upon conversion to a REIT, it is expected that the method of internal reporting will change in order to better reflect the anticipated, long-term operations of the Company.

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

Rental Building Occupancy:

	September 30,
	2003	2002	Difference
	(In thousands of square feet, except percentages)
Owned (1)	38,203	36,477	1,726
Occupied (1)	36,403	34,450	1,953
Occupancy percentage	95.3%	94.4%	0.9%

(1)	New buildings are added to our rental portfolio at the earlier of twelve months after completion of the building shell or commencement of rent on 50% of the space. Space is considered “occupied” upon commencement of rent.

The table below provides the rental portfolio rental revenue less property operating costs for the three months ended September 30, 2003, (In thousands):

Rental Revenue less Property Operating Costs by State

	Industrial		Office		Retail		Total
	Rental Revenue less Property Operating Expenses	% of Total	Rental Revenue less Property Operating Expenses	% of Total	Rental Revenue less Property Operating Expenses	% of Total	Rental Revenue less Property Operating Expenses	% of Total
Southern California	$12,974	24.6%	$1,534	2.9%	$564	1.1%	$15,072	28.6%
Northern California	7,742	14.7%	4,205	8.0%	1,449	2.7%	13,396	25.4%
Illinois	5,688	10.8%	1,337	2.5%	—	0.0%	7,025	13.3%
Texas	2,367	4.5%	1,555	2.9%	—	0.0%	3,922	7.4%
Colorado	2,474	4.7%	858	1.6%	395	0.7%	3,727	7.0%
Arizona	848	1.6%	—	0.0%	29	0.1%	877	1.7%
Maryland	782	1.5%	—	0.0%	—	0.0%	782	1.5%
Oregon	720	1.4%	115	0.2%	118	0.2%	953	1.8%
Ohio	560	1.1%	—	0.0%	—	0.0%	560	1.1%
Other	409	0.8%	—	0.0%	—	0.0%	409	0.8%

Subtotal	$34,564	65.7%	$9,604	18.1%	$2,555	4.8%	$46,723	88.6%
Ground leases and other							5,396	10.2%
Other properties							116	0.2%

							52,235
Equity in earnings of operating JV’s							540	1.0%

Total							$52,775	100.0%

Less: discontinued operations							(131)

Rental revenue less property operating costs from continuing operations							$52,644

The table below provides the rental portfolio by square feet by State as of September 30, 2003 (In thousands):

	Industrial		Office		Retail		Total
	Square Feet	% of Total	Square Feet	% of Total	Square Feet	% of Total	Square Feet	% of Total
Southern California	12,566	32.9%	574	1.5%	176	0.5%	13,316	34.9%
Northern California	5,773	15.2%	807	2.1%	481	1.3%	7,061	18.6%
Illinois	6,268	16.4%	584	1.5%	—	0.0%	6,852	17.9%
Texas	3,264	8.5%	869	2.3%	—	0.0%	4,133	10.8%
Colorado	2,353	6.2%	273	0.7%	100	0.3%	2,726	7.2%
Arizona	1,123	2.9%	—	0.0%	74	0.2%	1,197	3.1%
Ohio	966	2.5%	—	0.0%	—	0.0%	966	2.5%
Oregon	545	1.4%	57	0.1%	37	0.1%	639	1.6%
Maryland	471	1.2%	—	0.0%	—	0.0%	471	1.2%
Other	842	2.2%	—	0.0%	—	0.0%	842	2.2%

Total	34,171	89.4%	3,164	8.2%	868	2.4%	38,203	100.0%

The following is a schedule of the largest ten tenants of our rental portfolio, based on GAAP rents:

Customer Name	State	Type of Product Leased	% of Total Monthly Base Rent as of September 30, 2003
The Gap	CA	Office	6.7%
APL Logistics, Inc	CA, IL, KY, TX	Industrial	5.2%
Exel Corporation	CA	Industrial	2.6%
Ford Motor Company	CA, CO, KS, TX	Industrial	2.6%
J.C. Penney Company	TX	Office	2.0%
Kellogg USA, Inc.	CA, CO, IL	Industrial	1.9%
Home Depot USA, Inc.	CA	Industrial/Retail	1.6%
Office Depot, Inc.	CA	Industrial/Retail	1.5%
The Gillette Company	CA, IL	Industrial	1.4%
Spicers/La Salle paper	CA, OR	Industrial	1.3%

Suburban Commercial:

The Suburban Commercial segment acquires and develops suburban commercial business parks for our own account and the account of others. Income consists primarily of sales gains from development properties sold and construction management, developer, and other fees.

The table below provides the development potential of our Suburban Commercial land portfolio:

Project Name	City/Location	September 30, 2003 (1)
		Square feet (In thousands)
Southern California
Kaiser Commerce Center	San Bernardino County	2,147
Crossroads Business Park	Ontario	2,016
Rancho Pacific Distribution Centre	Rancho Cucamonga	312
San Bernardino	San Bernardino	865
Pacific Center	Anaheim	44

Subtotal Southern Calif.		5,384

Northern California
Pacific Commons	Fremont	2,325
Duck Creek	Stockton	2,000
Spreckels Business Park	Manteca	686
Manteca Spreckels II	Manteca	200
Regatta Business Park	Richmond	89

Subtotal Northern Calif.		5,300

Subtotal California		10,684

Illinois
Minooka	Minooka	3,710
Internationale Centre	Woodridge	975
Prairie Glen Corporate Campus	Glenview	102
Joliet	Joliet	403
Internationale Centre West	Romeoville	17

Subtotal Illinois		5,207

Texas
Hobby Business Park	Houston	1,700
Gateway Corporate Center	Coppell	1,120
Stellar Way Business Park	Grand Prairie	814
Gateway East Business Park	Garland	763
Plano	Plano	403
Ft. Worth	Ft. Worth	104

Subtotal Texas		4,904

Northeast
Quakertown	Milford, Bucks County, PA	1,336
Carteret	Carteret, NJ	367

Subtotal Northeast		1,703

Other
Eastgate	Aurora, CO	4,000
Stapleton Business Park	Denver, CO	750
South Shore Corp. Park	Gresham/Portland, OR	707
Circle Point Corporate Center	Westminster, CO	566
Cedar Grove Business Park	Louisville, KY	545
Douglas Hill Business Park	Atlanta, GA	294

Subtotal Other		6,862

Subtotal Outside of California		18,676

Total Owned Land		29,360

Option/Controlled Land
Alameda (FISC)	Alameda, CA	1,300
Prairie Glen Corporate Campus	Glenview, IL	335
Minooka	Minooka, IL	2,457

Total Inventory		33,452

(1)	All entitled, except for 1,327,000 square feet included in Crossroads Business Park in which entitlement is in progress.

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

The table below provides the development potential, by lots/homes, of our Suburban Residential land portfolio.

	Ownership Interest	Lots/Units at September 30, 2003
Northern California
Alameda (1)	100%	485
Hercules (2)	100%	1
Serrano, Sacramento	50%	1,143
Parkway, Sacramento (multi-family)	50%	538

		2,167

Southern California
Talega, San Clemente (3)	30%	967
West Bluffs, Playa del Rey (4)	100%	114

		1,081

Total		3,248

(1)	Of the 485 lots, we own 190 and have the option to purchase 295 lots.
(2)	A commercial site.
(3)	We are negotiating with our partners to purchase our 30% interest in this joint venture.
(4)	We have entitlements for this project; however, the entitlements are being challenged under the California Environmental Quality Act and the California Coastal Act (see Legal Proceedings section).

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

The table below provides the entitled development potential by square feet, of our Urban land portfolio:

	R&D, Biotech & Office	CBD Office	Retail/ Entertainment	Residential	Hotel
	(Net Rentable Sq. Ft.)			(Units)	(Rooms)
Mission Bay (SF, CA)	4,537,000	—	548,000	3,263	500
Union Station (LA, CA)	—	5,175,000	675,000	—	—
Santa Fe Depot (SD, CA)	—	440,000	270,000	425	—

Total	4,537,000	5,615,000	1,493,000	3,688	500

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

Revenue from sales of properties is recognized using the accrual method. If a sale does not qualify for the accrual method of recognition, deferral methods are used as appropriate including the percentage-of-completion method. In certain cases, we retain the right to repurchase property from the buyer at a specified price. These sales are not recognized until our right to repurchase expires. In other instances, when we receive an inadequate cash down payment and take a promissory note for the balance of the sale prices, revenue recognition is deferred until such time as sufficient cash is received to meet minimum down payment requirements. Also, in general, specific identification and relative sales value methods are used to determine the cost of sales. A change in circumstances that causes the estimate of future costs to increase or decrease significantly would affect the gain or loss recognized on future sales.

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

Below is a summary of net income by segment for the Three Months Ended September 30, 2003:

	Asset Management	Suburban		Urban	Corporate	Subtotal	Discontinued Operations	Total
		Commercial	Residential
	(In thousands)
Revenue
Rental revenue	$75,337	$—	$—	$—	$—	$75,337	$(157)	$75,180
Sales revenue	1,775	2,106	23,247	18,387	—	45,515	—	45,515
Management, development and other fees	24	1,671	75	1,184	—	2,954	—	2,954

	77,136	3,777	23,322	19,571	—	123,806	(157)	123,649

Costs and expenses
Property operating costs	(23,102)	—	—	—	—	(23,102)	26	(23,076)
Cost of sales	(887)	(1,789)	(11,657)	(13,173)	—	(27,506)	335	(27,171)
Selling, general and administrative expenses	(446)	(2,993)	(1,013)	(5,425)	—	(9,877)	—	(9,877)
Corporate administrative costs	—	—	—	—	(5,488)	(5,488)	—	(5,488)
Depreciation and amortization	(17,128)	(109)	(30)	(222)	(577)	(18,066)	—	(18,066)

	(41,563)	(4,891)	(12,700)	(18,820)	(6,065)	(84,039)	361	(83,678)

Operating income (loss)	35,573	(1,114)	10,622	751	(6,065)	39,767	204	39,971

Other income
Equity in earnings of operating joint ventures, net	540	—	—	—	—	540	—	540
Equity in earnings of development joint ventures, net	—	—	7,553	—	—	7,553	—	7,553
Gain on non-strategic asset sales	928	—	—	—	—	928	—	928
Interest income	492	133	816	14	290	1,745	—	1,745
Other	(2)	—	—	585	(2)	581	—	581

	1,958	133	8,369	599	288	11,347	—	11,347

Other expenses
Interest expense	(21,144)	—	—	—	5,221	(15,923)	30	(15,893)
REIT transition costs	—	—	—	—	(1,416)	(1,416)	—	(1,416)
Other	(16)	(166)	(187)	34	(76)	(411)	—	(411)

	(21,160)	(166)	(187)	34	3,729	(17,750)	30	(17,720)

Income (loss) before income taxes and discontinued operations	16,371	(1,147)	18,804	1,384	(2,048)	33,364	234	33,598
Income tax	(6,069)	434	(7,025)	(518)	763	(12,415)	(93)	(12,508)

Income (loss) from continuing operations	10,302	(713)	11,779	866	(1,285)	20,949	141	21,090

Discontinued operations, net of tax:
Loss from disposal of discontinued operations	—	—	—	—	—	—	(201)	(201)
Income from discontinued operations	—	—	—	—	—	—	60	60

Net loss from discontinued operations	—	—	—	—	—	—	(141)	(141)

Net income (loss)	$10,302	$(713)	$11,779	$866	$(1,285)	$20,949	$—	$20,949

Below is a summary of net income by segment for the Three Months Ended September 30, 2002:

	Asset Management	Suburban		Urban	Corporate	Subtotal	Discontinued Operations	Total
		Commercial	Residential
	(In thousands)
Revenue
Rental revenue	$66,191	$—	$—	$—	$—	$66,191	$(767)	$65,424
Sales revenue	5,997	(83)	8,871	—	—	14,785	(4,486)	10,299
Management, development and other fees	9	1,355	647	744	—	2,755	—	2,755

	72,197	1,272	9,518	744	—	83,731	(5,253)	78,478

Costs and expenses
Property operating costs	(18,156)	—	—	—	—	(18,156)	152	(18,004)
Cost of sales	(2,465)	1,216	(3,508)	—	(60)	(4,817)	2,346	(2,471)
Selling, general and administrative expenses	(168)	(2,455)	(1,549)	(1,652)	—	(5,824)	—	(5,824)
Corporate administrative costs	—	—	—	—	(4,284)	(4,284)	—	(4,284)
Depreciation and amortization	(16,017)	(259)	(79)	(351)	(894)	(17,600)	283	(17,317)

	(36,806)	(1,498)	(5,136)	(2,003)	(5,238)	(50,681)	2,781	(47,900)

Operating income (loss)	35,391	(226)	4,382	(1,259)	(5,238)	33,050	(2,472)	30,578

Other income
Equity in earnings of operating joint ventures, net	993	—	—	—	—	993	—	993
Equity in earnings of development joint ventures, net	—	—	5,028	—	(827)	4,201	—	4,201
Gain on non-strategic asset sales	421	—	—	—	—	421	—	421
Interest income	894	84	1,670	4	43	2,695	—	2,695
Other	845	—	58	—	—	903	—	903

	3,153	84	6,756	4	(784)	9,213	—	9,213

Other expenses
Interest expense	(20,200)	—	—	—	3,759	(16,441)	136	(16,305)
REIT transition costs	—	—	—	—	—	—	—	—
Other	83	(209)	(26)	(340)	760	268	—	268

	(20,117)	(209)	(26)	(340)	4,519	(16,173)	136	(16,037)

Income (loss) before minority interests, income taxes and discontinued operations	18,427	(351)	11,112	(1,595)	(1,503)	26,090	(2,336)	23,754
Minority interests	(1,527)	—	—	—	—	(1,527)	—	(1,527)

Income (loss) before income taxes and discontinued operations	16,900	(351)	11,112	(1,595)	(1,503)	24,563	(2,336)	22,227
Income tax	(6,816)	141	(4,476)	642	601	(9,908)	941	(8,967)

Income (loss) from continuing operations	10,084	(210)	6,636	(953)	(902)	14,655	(1,395)	13,260

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	1,277	1,277
Income from discontinued operations	—	—	—	—	—	—	118	118

Net gain from discontinued operations	—	—	—	—	—	—	1,395	1,395

Net income (loss)	$10,084	$(210)	$6,636	$(953)	$(902)	$14,655	$—	$14,655

Below is a summary of net income by segment for the Nine Months Ended September 30, 2003:

	Asset Management	Suburban		Urban	Corporate	Subtotal	Discontinued Operations	Total
		Commercial	Residential
	(In thousands)
Revenue
Rental revenue	$224,520	$—	$—	$—	$—	$224,520	$(1,197)	$223,323
Sales revenue	31,114	30,414	26,712	18,387	—	106,627	(28,202)	78,425
Management, development and other fees	47	5,552	344	3,958	—	9,901	—	9,901

	255,681	35,966	27,056	22,345	—	341,048	(29,399)	311,649

Costs and expenses
Property operating costs	(62,882)	—	—	—	—	(62,882)	275	(62,607)
Cost of sales	(22,010)	(24,165)	(12,248)	(13,173)	—	(71,596)	21,172	(50,424)
Selling, general and administrative expenses	(1,011)	(8,395)	(2,661)	(8,964)	—	(21,031)	—	(21,031)
Corporate administrative costs	—	—	—	—	(14,392)	(14,392)	—	(14,392)
Depreciation and amortization	(49,774)	(205)	(89)	(709)	(1,726)	(52,503)	145	(52,358)

	(135,677)	(32,765)	(14,998)	(22,846)	(16,118)	(222,404)	21,592	(200,812)

Operating income (loss)	120,004	3,201	12,058	(501)	(16,118)	118,644	(7,807)	110,837

Other income
Equity in earnings of operating joint ventures, net	5,199	—	—	—	—	5,199	—	5,199
Equity in earnings of development joint ventures, net	—	—	16,834	—	—	16,834	—	16,834
Gain on non-strategic asset sales	8,285	—	—	—	—	8,285	—	8,285
Interest income	1,304	438	2,379	657	685	5,463	(5)	5,458
Other	1,159	50	—	585	736	2,530	—	2,530

	15,947	488	19,213	1,242	1,421	38,311	(5)	38,306

Other expenses
Interest expense	(63,837)	—	—	—	13,929	(49,908)	168	(49,740)
REIT transition costs	—	—	—	—	(4,779)	(4,779)	—	(4,779)
Other	(47)	(309)	(188)	172	(235)	(607)	—	(607)

	(63,884)	(309)	(188)	172	8,915	(55,294)	168	(55,126)

Income (loss) before income taxes and discontinued operations	72,067	3,380	31,083	913	(5,782)	101,661	(7,644)	94,017
Income tax	(26,971)	(1,265)	(11,633)	(342)	2,164	(38,047)	3,058	(34,989)

Income (loss) from continuing operations	45,096	2,115	19,450	571	(3,618)	63,614	(4,586)	59,028

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	4,218	4,218
Income from discontinued operations	—	—	—	—	—	—	368	368

Net gain from discontinued operations	—	—	—	—	—	—	4,586	4,586

Net income (loss)	$45,096	$2,115	$19,450	$571	$(3,618)	$63,614	$—	$63,614

Below is a summary of net income by segment for the Nine Months Ended September 30, 2002:

	Asset Management	Suburban		Urban	Corporate	Subtotal	Discontinued Operations	Total
		Commercial	Residential
	(In thousands)
Revenue
Rental revenue	$194,750	$—	$—	$—	$—	$194,750	$(2,051)	$192,699
Sales revenue	41,121	40,907	57,046	—	—	139,074	(30,083)	108,991
Management, development and other fees	60	3,018	1,102	1,471	—	5,651	—	5,651

	235,931	43,925	58,148	1,471	—	339,475	(32,134)	307,341

Costs and expenses
Property operating costs	(51,355)	—	—	—	—	(51,355)	514	(50,841)
Cost of sales	(13,919)	(35,000)	(28,006)	—	(576)	(77,501)	7,778	(69,723)
Selling, general and administrative expenses	(878)	(6,540)	(7,315)	(5,071)	—	(19,804)	—	(19,804)
Corporate administrative costs	—	—	—	—	(12,748)	(12,748)	—	(12,748)
Depreciation and amortization	(42,919)	(534)	(152)	(820)	(1,781)	(46,206)	540	(45,666)

	(109,071)	(42,074)	(35,473)	(5,891)	(15,105)	(207,614)	8,832	(198,782)

Operating income (loss)	126,860	1,851	22,675	(4,420)	(15,105)	131,861	(23,302)	108,559

Other income
Equity in earnings of operating joint ventures, net	6,838	—	—	—	—	6,838	—	6,838
Equity in earnings of development joint ventures, net	—	—	22,585	—	(2,760)	19,825	—	19,825
Gain on non-strategic asset sales	7,242	—	—	—	—	7,242	—	7,242
Interest income	2,238	903	4,536	6	157	7,840	—	7,840
Other	8,177	633	259	—	—	9,069	—	9,069

	24,495	1,536	27,380	6	(2,603)	50,814	—	50,814

Other expenses
Interest expense	(58,083)	—	—	—	14,659	(43,424)	790	(42,634)
REIT transition costs	—	—	—	—	—	—	—	—
Other	19	(1,483)	69	(198)	416	(1,177)	—	(1,177)

	(58,064)	(1,483)	69	(198)	15,075	(44,601)	790	(43,811)

Income (loss) before minority interests, income taxes and discontinued operations	93,291	1,904	50,124	(4,612)	(2,633)	138,074	(22,512)	115,562
Minority interests	(4,580)	—	—	—	—	(4,580)	—	(4,580)

Income (loss) before income taxes and discontinued operations	88,711	1,904	50,124	(4,612)	(2,633)	133,494	(22,512)	110,982
Income tax	(35,696)	(766)	(20,164)	1,855	1,055	(53,716)	9,055	(44,661)

Income (loss) from continuing operations	53,015	1,138	29,960	(2,757)	(1,578)	79,778	(13,457)	66,321

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	13,332	13,332
Income from discontinued operations	—	—	—	—	—	—	125	125

Net gain from discontinued operations	—	—	—	—	—	—	13,457	13,457

Net income (loss)	$53,015	$1,138	$29,960	$(2,757)	$(1,578)	$79,778	$—	$79,778

Variance Three Months Ended September 30, 2003 vs Three Months Ended September 30, 2002:

	Asset Management	Suburban		Urban	Corporate	Subtotal	Discontinued Operations	Total
		Commercial	Residential
	(In thousands)
Revenue
Rental revenue	$9,146	$—	$—	$—	$—	$9,146	$610	$9,756
Sales revenue	(4,222)	2,189	14,376	18,387	—	30,730	4,486	35,216
Management, development and other fees	15	316	(572)	440	—	199	—	199

	4,939	2,505	13,804	18,827	—	40,075	5,096	45,171

Costs and expenses
Property operating costs	(4,946)	—	—	—	—	(4,946)	(126)	(5,072)
Cost of sales	1,578	(3,005)	(8,149)	(13,173)	60	(22,689)	(2,011)	(24,700)
Selling, general and administrative expenses	(278)	(538)	536	(3,773)	—	(4,053)	—	(4,053)
Corporate administrative costs	—	—	—	—	(1,204)	(1,204)	—	(1,204)
Depreciation and amortization	(1,111)	150	49	129	317	(466)	(283)	(749)

	(4,757)	(3,393)	(7,564)	(16,817)	(827)	(33,358)	(2,420)	(35,778)

Operating income (loss)	182	(888)	6,240	2,010	(827)	6,717	2,676	9,393

Other income
Equity in earnings of operating joint ventures, net	(453)	—	—	—	—	(453)	—	(453)
Equity in earnings of development joint ventures, net	—	—	2,525	—	827	3,352	—	3,352
Gain (loss) on non-strategic asset sales	507	—	—	—	—	507	—	507
Interest income	(402)	49	(854)	10	247	(950)	—	(950)
Other	(847)	—	(58)	585	(2)	(322)	—	(322)

	(1,195)	49	1,613	595	1,072	2,134	—	2,134

Other expenses
Interest expense	(944)	—	—	—	1,462	518	(106)	412
REIT transition costs	—	—	—	—	(1,416)	(1,416)	—	(1,416)
Other	(99)	43	(161)	374	(836)	(679)	—	(679)

	(1,043)	43	(161)	374	(790)	(1,577)	(106)	(1,683)

Income (loss) before minority interests, income taxes and discontinued operations	(2,056)	(796)	7,692	2,979	(545)	7,274	2,570	9,844
Minority interests	1,527	—	—	—	—	1,527	—	1,527

Income (loss) before income taxes and discontinued operations	(529)	(796)	7,692	2,979	(545)	8,801	2,570	11,371
Income tax	747	293	(2,549)	(1,160)	162	(2,507)	(1,034)	(3,541)

Income (loss) from continuing operations	218	(503)	5,143	1,819	(383)	6,294	1,536	7,830

Discontinued operations, net of tax:
Gain (loss) from disposal of discontinued operations	—	—	—	—	—	—	(1,478)	(1,478)
Income (loss) from discontinued operations	—	—	—	—	—	—	(58)	(58)

Net gain (loss) from discontinued operations	—	—	—	—	—	—	(1,536)	(1,536)

Net income (loss)	$218	$(503)	$5,143	$1,819	$(383)	$6,294	$—	$6,294

Variance Nine Months Ended September 30, 2003 vs Nine Months Ended September 30, 2002:

	Asset Management	Suburban		Urban	Corporate	Subtotal	Discontinued Operations	Total
		Commercial	Residential
	(In thousands)
Revenue
Rental revenue	$29,770	$—	$—	$—	$—	$29,770	$854	$30,624
Sales revenue	(10,007)	(10,493)	(30,334)	18,387	—	(32,447)	1,881	(30,566)
Management, development and other fees	(13)	2,534	(758)	2,487	—	4,250	—	4,250

	19,750	(7,959)	(31,092)	20,874	—	1,573	2,735	4,308

Costs and expenses
Property operating costs	(11,527)	—	—	—	—	(11,527)	(239)	(11,766)
Cost of sales	(8,091)	10,835	15,758	(13,173)	576	5,905	13,394	19,299
Selling, general and administrative expenses	(133)	(1,855)	4,654	(3,893)	—	(1,227)	—	(1,227)
Corporate administrative costs	—	—	—	—	(1,644)	(1,644)	—	(1,644)
Depreciation and amortization	(6,855)	329	63	111	55	(6,297)	(395)	(6,692)

	(26,606)	9,309	20,475	(16,955)	(1,013)	(14,790)	12,760	(2,030)

Operating income	(6,856)	1,350	(10,617)	3,919	(1,013)	(13,217)	15,495	2,278

Other income
Equity in earnings of operating joint ventures, net	(1,639)	—	—	—	—	(1,639)	—	(1,639)
Equity in earnings of development joint ventures, net	—	—	(5,751)	—	2,760	(2,991)	—	(2,991)
Gain on non-strategic asset sales	1,043	—	—	—	—	1,043	—	1,043
Interest income	(934)	(465)	(2,157)	651	528	(2,377)	(5)	(2,382)
Other	(7,018)	(583)	(259)	585	736	(6,539)	—	(6,539)

	(8,548)	(1,048)	(8,167)	1,236	4,024	(12,503)	(5)	(12,508)

Other expenses
Interest expense	(5,754)	—	—	—	(730)	(6,484)	(622)	(7,106)
REIT transition costs	—	—	—	—	(4,779)	(4,779)	—	(4,779)
Other	(66)	1,174	(257)	370	(651)	570	—	570

	(5,820)	1,174	(257)	370	(6,160)	(10,693)	(622)	(11,315)

Income (loss) before minority interests, income taxes and discontinued operations	(21,224)	1,476	(19,041)	5,525	(3,149)	(36,413)	14,868	(21,545)
Minority interests	4,580	—	—	—	—	4,580	—	4,580

Income (loss) before income taxes and discontinued operations	(16,644)	1,476	(19,041)	5,525	(3,149)	(31,833)	14,868	(16,965)
Income tax	8,725	(499)	8,531	(2,197)	1,109	15,669	(5,997)	9,672

Income (loss) from continuing operations	(7,919)	977	(10,510)	3,328	(2,040)	(16,164)	8,871	(7,293)

Discontinued operations, net of tax:
Gain from disposal of discontinued operations	—	—	—	—	—	—	(9,114)	(9,114)
Income from discontinued operations	—	—	—	—	—	—	243	243

Net gain from discontinued operations	—	—	—	—	—	—	(8,871)	(8,871)

Net income (loss)	$(7,919)	$977	$(10,510)	$3,328	$(2,040)	$(16,164)	$—	$(16,164)

Rental Revenue less Property Operating Costs

Rental revenue increased $9.1 million and $29.8 million and property operating costs increased $4.9 million and $11.5 million, respectively, for the three and nine months ended September 30, 2003 as compared to the same periods of 2002. The table below is a summary of rental revenue less property operating costs for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	Difference 2003/2002	2003	2002	Difference 2003/2002
	(In thousands)			(In thousands)
Rental revenue	$75,337	$66,191	$9,146	$224,520	$194,750	$29,770
Property operating costs	(23,102)	(18,156)	(4,946)	(62,882)	(51,355)	(11,527)

Rental revenue less operating costs	52,235	48,035	4,200	161,638	143,395	18,243
Less: discontinued operations	(131)	(615)	484	(922)	(1,537)	615

Rental revenue less property operating costs from continuing operations	$52,104	$47,420	$4,684	$160,716	$141,858	$18,858

Rental revenue less property operating costs has increased primarily because of additions of buildings. From October 2002 to September 2003, we added a net 1.7 million square feet to our rental portfolio. Rental revenue less operating costs for the three and nine months ended September 30, 2003 and 2002, are summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	Difference 2003/2002	2003	2002	Difference 2003/2002
	(In thousands)			(In thousands)
Rental revenue less property operating costs:
Same space (1)	$37,123	$36,930	$193	$112,496	$114,350	$(1,854)
Properties added to portfolio	9,540	3,895	5,645	28,300	6,481	21,819
Properties sold from portfolio	(1)	593	(594)	445	1,482	(1,037)
Ground leases and other	5,573	6,617	(1,044)	20,397	21,082	(685)

Total	$52,235	$48,035	$4,200	161,638	$143,395	$18,243
Less: discontinued operations	(131)	(615)	484	(922)	(1,537)	615

Rental revenue less property operating costs from continuing operations	$52,104	$47,420	$4,684	$160,716	$141,858	$18,858

(1)	Same Space properties were owned and operated for the entire current year and the entire immediate preceding year

We do not expect substantial changes in rental income from our Same Space rental portfolio; rather, we expect growth in overall portfolio rental income will result primarily from new properties we will add to our rental portfolio over time.

The increase in rental revenue less operating costs of $4.2 million for the three months ended September 30, 2003, as compared to the same period in 2002, is primarily attributable to $5.6 million from the additions of buildings due primarily to seven buildings added in the last two quarters of 2002, and seven buildings added in 2003, partially offset by a $1.0 million decrease from ground leases due primarily to higher property taxes and supplemental taxes from reassessment.

The increase in rental revenue less operating costs of $18.2 million for the nine months ended September 30, 2003, as compared to the same period in 2002, is primarily attributable to a $21.8 million increase from the additions of buildings due primarily to a net of nineteen buildings added in 2002 and seven buildings added in 2003, partially offset by a $1.9 million decrease from Same Space due primarily to higher non-recoverable insurance and property expenses and lower rental rates.

Below is a summary of sales revenue less cost of sales for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	Difference 2003/2002	2003	2002	Difference 2003/2002
	(In thousands)			(In thousands)
Sales revenue	$45,515	$14,785	$30,730	$106,627	$139,074	$(32,447)
Cost of sales	(27,506)	(4,817)	(22,689)	(71,596)	(77,501)	5,905

Sales revenue less cost of sales	18,009	9,968	8,041	35,031	61,573	(26,542)
Less: discontinued operations	335	(2,140)	2,475	(7,030)	(22,305)	15,275

Sales revenue less cost of sales	$18,344	$7,828	$10,516	$28,001	$39,268	$(11,267)

Sales revenue less cost of sales increased $8.0 million for the three months ended September 30, 2003 as compared to the same period of 2002. The increase was because of higher land and lot gains of $10.5 million, partially offset by lower building gains of $2.1 million and lower ground lease and other gains of $0.3 million. Sales revenue less cost of sales decreased $26.5 million for the nine months ended September 30, 2003 as compared to the same period of 2002. The decrease was because of lower building and build-to-suit gains of $12.4 million, lower land and lot gains of $8.9 million, and lower ground lease and other gains of $5.2 million.

During the three months ended September 30, 2003, we closed on the sale of improved land capable of supporting 58,000 square feet of commercial development, and sold 2,250.3 acres of ground leases. In addition, $0.1 million of deferred profit was recognized during the three months ended September 30, 2003. During the three months ended September 30, 2002, we sold a 70,000 square foot existing operating property, closed on the sale of improved land capable of supporting 107,000 square feet of commercial development, and sold 112.7 acres of ground leases.

During the nine months ended September 30, 2003, we sold four operating properties totaling 797,000 square feet of building space, a 600,000 square foot build-to-suit building, closed on the sale of improved land capable of supporting 0.5 million square feet of commercial development, and sold 2,434.7 acres of ground leases. In addition, $2.2 million of deferred profits were recognized during the nine months ended September 30, 2003. During the nine months ended September 30, 2002, we sold six operating properties totaling 769,000 square feet of building space sold, closed on the sale of improved land capable of supporting 3.4 million square feet of commercial development, and closed on the sale of 569.4 acres of ground leases.

During the three and nine months ended September 30, 2003, we also sold three condominiums from the Mission Bay project and 1.4 acres of land capable of supporting development of 285 condominium units from the Santa Fe Depot project.

For the three months ended September 30, 2003, we closed on the sales of 2,149 residential lots as compared to 53 residential lots during the same period in 2002. For the nine months ended September 30, 2003, we closed on the sales of 2,170 residential lots as compared to 324 residential lots during the same period in 2002. In addition, for the nine months ended September 30, 2002, the gains also included $2.1 million of our portion of profit participation related to certain properties that were sold in the prior year (see Variability in Results section).

Management, Development and Other Fees

Management, development and other fees primarily consist of fees earned related to development and construction management services provided to third parties as well as our joint venture projects, and loan guarantee fees. The increase of $0.2 million for the three months ended September 30, 2003, was primarily because of increased loan guarantee fees related to investments in three unconsolidated joint ventures in Colorado of $0.8 million, partially offset by decreased management fees from a joint venture project of $0.5 million.

The increase of $4.3 million for the nine months ended September 30, 2003, was primarily because of the recognition of certain deferred construction management fees related to a construction management contract with a ground lease lessee of $2.7 million, increased loan guarantee fees related to a joint venture development at the Mission Bay project and investments in three unconsolidated joint ventures in Colorado of $1.7 million.

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

Selling, general and administrative expenses increased $4.1 million and $1.2 million for the three and nine months ended September 30, 2003, as compared to the same periods in 2002, primarily because of one-time severance costs related to the reduction of staff associated with REIT conversion in 2003, partially offset by reduced staffing levels in the Suburban-Residential segment during 2002 correlating to decreased residential business activity.

Corporate Administrative Costs

As discussed above under “Selling, General and Administrative Expenses,” general and administrative expenses related to corporate management activities are reflected as corporate administrative costs.

Corporate administrative costs consist primarily of general and administrative expenses. Corporate administrative costs increased by $1.2 million and $1.6 million in the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002, primarily because of higher employee related expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $0.5 million for the three months ended September 30, 2003, as compared to the same period in 2002 because of higher depreciation of $1.4 million from new buildings added to the portfolio, partially offset by lower depreciation of furniture and equipment of $0.5 million, and lower amortization of lease commissions of $0.3 million. Depreciation and amortization expenses increased $6.3 million for the nine months ended September 30, 2003, as compared to the same period in 2002. The increase was because of higher depreciation from new buildings added to the portfolio of $6.1 million, higher amortization of lease commissions of $0.3 million for the nine months ended September 30, 2003, partially offset by a decrease in depreciation of furniture and equipment of $0.1 million.

Other Income

Equity in Earnings of Operating Joint Ventures, Net

Equity in earnings of operating joint ventures, net, decreased by $0.5 million and $1.6 million for the three and nine months ended September 30, 2003, over the same periods of 2002, primarily because of lower occupancies in hotels owned by two joint ventures and higher interest expense due to a refinancing at a joint venture in 2003 (see Variability in Results section).

Equity in Earnings of Development Joint Ventures, Net

Our equity in earnings of development joint ventures, net is generated from our Suburban Residential investments. The increase of $3.4 million for the three months ended September 30, 2003, as compared to the same period in 2002, in our share of gains from sales were primarily because of higher deferred gains recognized from Talega, partially offset by lower deferred gains recognized from Parkway and lower sales volumes from Serrano and Talega Village. For the three months ended September 30, 2003, and 2002, our share of gains included deferred gains of $1.9 million and $2.8 million, respectively, and profit participation primarily from Serrano and Talega of $3.8 million and $0.2 million in 2003 and 2002, respectively.

The decrease of $3.0 million for the nine months ended September 30, 2003, as compared to the same period in 2002, in our share of gains from sales were primarily because of lower sales volumes from Parkway and Serrano, partially offset by higher deferred gains recognized from Talega and higher sales volumes from Talega Village. For the nine months ended September 30, 2003 and 2002, our share of gains included deferred gains of $4.7 million and $9.1 million, respectively, and profit participation primarily from Serrano and Talega of $6.6 million and $1.0 million in 2003 and 2002, respectively. (see Variability in Results section).

The tables below summarize our share of the activities of joint ventures for the three and nine months ended September 30, 2003 and 2002.

	Three Months ended September 30, 2003				Three Months ended September 30, 2002
Projects	Lots/Homes Sold	Sales	Cost of Sales	Gain	Lots/Homes Sold	Sales	Cost of Sales	Gain
	(In thousands except lots/homes)
Talega Village	2	$956	$(356)	$600	21	$10,325	$(9,573)	$752
Serrano	7	12,471	(10,803)	1,668	267	18,630	(16,664)	1,966
Talega	—	22,559	(17,531)	5,028	—	553	(319)	234
Parkway	—	17	240	257	—	7,331	(6,082)	1,249

Total	9	$36,003	$(28,450)	$7,553	288	$36,839	$(32,638)	$4,201

	Nine Months ended September 30, 2003				Nine Months ended September 30, 2002
Projects	Lots/Homes Sold	Sales	Cost of Sales	Gain (loss)	Lots/Homes Sold	Sales	Cost of Sales	Gain
	(In thousands except lots/homes)
Talega Village	65	$34,648	$(31,488)	$3,160	53	$27,634	$(25,507)	$2,127
Serrano	47	34,494	(30,796)	3,698	765	57,932	(52,598)	5,334
Talega	259	72,693	(62,872)	9,821	444	32,941	(30,676)	2,265
Parkway	—	2,231	(2,076)	155	570	53,171	(43,072)	10,099

Total	371	$144,066	$(127,232)	$16,834	1,832	$171,678	$(151,853)	$19,825

Gain on Non-Strategic Asset Sales

Gain on sales of non-strategic assets increased $0.5 million and $1.0 million for the three and nine months ended September 30, 2003 because of higher sales of remaining desert property; however, because the non-strategic asset inventory is being depleted, we expect the remaining non-strategic asset sales to occur in several transactions over the next few years (see Variability in Results section).

Interest Income

Interest income decreased $1.0 million and $2.4 million for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. The decreases were because of lower interest from short-term investments because of lower average cash balances and lower average interest rates; and the payoff of seller notes receivable in the Residential segment.

Other

Other income consists primarily of lease termination fees and other miscellaneous income. For the three months ended September 30, 2003, Other income included $0.6 million related to the expiration of a sales option and recognition of the associated proceeds. For the nine months ended September 30, 2003, Other income also included $1.2 million in lease termination fees and $0.6 million related to the expiration of a sales option and recognition of the associated proceeds. For the three and nine months ended September 30, 2002, Other income also included $0.6 million settlement income.

Other Expense

Interest expense

Following is a summary of interest:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	Difference	2003	2002	Difference
	(In thousands)			(In thousands)
Total interest incurred	$21,673	$21,754	$(81)	$65,384	$62,638	$2,746
Interest capitalized	(5,750)	(5,313)	(437)	(15,476)	(19,214)	3,738

Interest expensed	15,923	16,441	(518)	49,908	43,424	6,484
Less discontinued operations	(30)	(136)	106	(168)	(790)	622

Interest expense for continuing operations	$15,893	$16,305	$(412)	$49,740	$42,634	$7,106

Interest expense decreased $0.5 million for the three months ended September 30, 2003, as compared to the same period of 2002 because of higher capitalized interest from higher development activities. Interest expense increased $6.5 million for the nine months ended September 30, 2003, as compared to the same period of 2002, primarily because of higher interest incurred due to higher average debt balance as a result of additional debt placed on the newly completed operating rental properties and lower capitalized interest because of lower development activities.

Real Estate Investment Trust (“REIT”) transition costs

On March 3, 2003, we announced that our Board of Directors has authorized us to restructure our business operations in order to qualify as a REIT, effective January 1, 2004, and are incurring conversion and related restructuring costs. We had incurred REIT transition costs of $1.4 million and $4.8 million for the three and nine months ended September 30, 2003, respectively. We expect to incur a total of $8.0 million through the first quarter of 2004, primarily for consulting, legal, and tax services.

Other

Other expenses consist of miscellaneous expenses. Other expenses increased $0.7 million for the three months ended September 30, 2003 as compared to the same period of 2002, primarily because of a $1.0 million reduction in legal reserve in 2002, partially offset by a decrease of $0.2 million in abandoned projects expenses. Other expenses decreased $0.6 million for the nine months ended September 30, 2003 as compared to the same period of 2002, primarily because of lower land holding costs of $0.7 million from our interim and resources land, lower commissions related to investments in three unconsolidated joint ventures in Colorado of $0.4 million, and lower abandoned projects expenses of $0.3 million, partially offset by $0.7 million reduction in legal reserve in 2002.

Minority Interests

In 1999, we formed a subsidiary for financing purposes and sold 10% of this subsidiary’s stock to minority investors. This subsidiary is consolidated for financial reporting purposes. The decrease for the three and nine months ended September 30, 2003, as compared to the same periods in 2002, because in January 2003, the subsidiary acquired the 10% interest of the minority investors and, accordingly, became a wholly-owned subsidiary and will no longer have minority interest.

Income taxes

Currently, our projected annual current tax rate is 34.98% and deferred tax rate is 2.44%, compared to the rates of 17.05% and 23.18%, respectively, in 2002. Current tax rates increased and deferred tax rates decreased in the third quarter 2003, compared to the third quarter of 2002, primarily due to a reduction in the amount of tax-deferred exchange sale transactions, higher income from the restructuring of a REIT subsidiary, and an increase in the amount of income recognized from completed contract projects in 2003. The overall tax rate has decreased due to the utilization of carryover charitable contributions of property that had fair market value in excess of book value, which are recognized when utilized.

The calculation of current taxes due involves the use of many estimates that are not finalized and adjusted until our final tax returns are filed, usually in September of the following year. Consequently, actual taxes paid in regard to any given year will differ from the amounts shown above; however, the differences have historically not been material.

As noted in the ‘Recent Developments’ section, the REIT conversion is subject to final confirmation by our Board of Directors that no events have occurred and no circumstances have arisen that would alter our Board’s earlier determination that such conversion is in the best interests of Catellus and its stockholders. In conjunction with any such final confirmation, the reversal of deferred income tax liabilities associated with assets no longer subject to income taxes will be reversed. We anticipate that this reversal will be booked in the fourth quarter of 2003 and will result in an increase in income currently estimated in the $200 to $250 million range.

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

Generally any funding of off-balance sheet guarantees would result in the increase of our ownership interest in a project or entity similar to the treatment of a unilateral additional capital contribution to an investee.

Unconsolidated real estate joint ventures- capital contribution requirements

We have investments in fourteen unconsolidated real estate joint ventures. Four of the joint ventures are involved in the operation of rental real estate properties and the remaining ten are involved in real estate development for investment or sale. We use the equity method of accounting for thirteen of our investments in unconsolidated joint ventures and the cost method of accounting for one unconsolidated joint venture. In September 2003, we sold our investment interest in Traer Creek LLC.

We are required to make additional capital contributions to an unconsolidated joint venture should additional capital contributions be necessary to fund excess costs. The joint venture requires capital contributions if actual development costs exceed the approved project development budget. The development budget is approximately $252.5 million and will be funded as follows: $165 million from a construction loan, which closed in September 2002, $62.5 million from our partners, and the remaining $25 million from us. As of September 30, 2003, we had contributed $24.3 million of our $25 million commitment, and we do not expect to fund any amounts in excess of the $25 million.

We are also required to make additional capital contributions to another three of our unconsolidated joint ventures should additional capital contributions be necessary to fund excess costs. Based upon the joint venture agreements, we are required to fund up to an aggregate maximum contribution of $72 million, of which we have cumulatively contributed $59.4 million. As of September 30, 2003, we do not expect to fund any additional capital contributions beyond our maximum capital requirements.

We agreed with another unconsolidated joint venture to make additional contributions should there be insufficient funds to meet its current or projected financial requirements. As of September 30, 2003, we have cumulatively contributed $48 million to this unconsolidated joint venture and do not expect to fund any additional contributions.

Additional contributions made to our development joint ventures are reflected as investment in development joint ventures (see Note 6 of the accompanying Condensed Consolidated Financial Statements).

Unconsolidated real estate joint ventures- debt and debt service guarantees

We have made certain debt service guarantees for three of our unconsolidated joint ventures. At September 30, 2003, based on the joint ventures’ outstanding debt balance, these debt service guarantees totaled $56.4 million. Of the total guarantees, $13.6 million relates to two unconsolidated residential development joint ventures and the remaining $42.8 million relates to an unconsolidated urban development joint venture. These debt service guarantees are typical business arrangements commonly required of developers in real estate development. Examples of events that would require us to provide a cash payment pursuant to a guarantee include a loan default, which would result from failure of the primary borrower to service the debt when due, or non-compliance of the primary borrower with financial covenants and inadequacy of asset collateral. Our guarantee exposure is generally limited to situations in which the value of the collateral is not sufficient to satisfy the outstanding indebtedness. At September 30, 2003, we have not been required to satisfy any amounts pursuant to these debt and debt service guarantees.

Surety bonds, standby letters of credit and commitments

As of September 30, 2003, we have $291.2 million in surety bonds, outstanding standby letters of credit in favor of local municipalities or financial institutions, and commitments to guarantee leases, the construction of real property improvements or financial obligations. Surety bonds are commonly required by public agencies from developers in real estate development. Surety bonds and commitments are to guarantee the construction of public improvements and infrastructure such as sewer, streets, traffic signals, grading, and wildlife preservations, in connection with our various development projects. The surety bonds and standby letters of credit are renewable and expire upon completion of the required improvements. Standby letters of credit are a form of credit enhancement commonly required in real estate development when bonds are issued to finance public improvements.

Executed contracts for construction and development activity

At September 30, 2003, we have open construction and development contracts with vendors totaling $201.4 million related to our various projects, as compared to $224.6 million at December 31, 2002.

The following table summarizes our outstanding contractual obligations as of September 30, 2003, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total		Due within 2003	Due in 2004-2006	Due in 2007-2008	Due Thereafter
	(In thousands)
Mortgage and Other Debt	$1,435,848	(1)	$44,888	$463,440	$384,124	$543,396
Operating Leases	5,195		643	4,312	30	210
Contracts	201,441	(2)	84,580	95,909	16,324	4,628

Total Contractual Obligations	$1,642,484		$130,111	$563,661	$400,478	$548,234

(1)	Includes approximately $5.3 million of mortgage notes associated with assets held for sale that is presented as “Liabilities associated with assets held for sale” in our condensed consolidated balance sheet.
(2)	A portion of these obligations is expected to be reimbursed by bond proceeds and various third parties.

The following table summarizes our outstanding commitments as of September 30, 2003, and the effect such commitments may have on liquidity and cash flow in future periods:

	Amount of Commitment Expiration Per Period
Commitments	Total Amounts Committed		Expire within 2003	Expire in 2004-2006	Expire in 2007-2008	Expire Thereafter
	(In thousands)
Surety Bonds, Standby Letters of Credit and Commitments	$291,201	(1)	$54,961	$236,240	$—	$—
Debt Guarantees of Unconsolidated JVs	56,379		—	56,379	—	—

Total Commitments	$347,580		$54,961	$292,619	$—	$—

(1)	Includes approximately $40.5 million of commitments that have no specific expiration dates, which we have assumed to expire within one year for purposes of this table. The amount committed decreased from December 31, 2002 because construction requirements, in the underlying agreement that required surety bonds, were completed and released during the nine months ended September 30, 2003.

Cash flows from operating activities

Cash provided by operating activities reflected in the statement of cash flows for the nine months ended September 30, 2003, and 2002, were $116.3 million and $161.8 million, respectively. The decrease of $45.5 million was primarily attributable to the following: (1) a decrease of $53.0 million in operating distribution from our residential joint ventures due to lower sales activity in 2003; (2) a decrease of $35.0 million from higher income tax paid due to higher estimated taxable income for the nine months ended September 30, 2003; (3) a decrease of $19.8 million due to higher capital expenditures incurred on our development properties; (4) a decrease of $8.6 million due to higher interest paid in 2003; and (5) a decrease of $7.0 million primarily due to the lease termination fees from Level 3 in 2002 offset by (6) an increase of $71.2 million resulting from the change in our operating assets because of the sale of our interest in an unconsolidated joint venture and (7) an increase of $9.5 million in payments received from our notes receivable.

Cash flows from investing activities

Net cash used in investing activities reflected in the statement of cash flows for the nine months ended September 30, 2003 and 2002, were $184.9 million and $290.9 million, respectively. The decrease in use of cash of $106.0 million was attributed to the following: (1) a decrease of $43.6 million in capital expenditures for investment properties, the net of $104.3 million in lower development expenditures partially offset by $60.7 million incurred in the acquisition of a 10% minority interest of a consolidated subsidiary in January 2003; (2) a decrease of $27.3 million in reimbursable predevelopment and infrastructure costs incurred at Mission Bay and Pacific Commons; (3) a decrease of $20.7 million cash used for restricted cash and investments; (4) a decrease of $8.6 million due to higher distributions received from our joint ventures; and (5) a decrease of $7.4 million due to lower capital contributions made to our unconsolidated joint ventures partially offset by (6) $1.6 million due to lower net proceeds from the sale of investment properties.

Capital expenditures

Capital expenditures reflected in the statement of cash flows include the following:

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Capital Expenditures from Operating Activities (1)
Capital expenditures for development properties	$38,670	$13,616
Predevelopment	833	3,501
Infrastructure and other	19,957	17,756
Property acquisitions	—	7,877
Capitalized interest and property tax	3,521	470

Total capital expenditures in operating activities	62,981	43,220

Capital Expenditures from Investing Activities (2)
Capital expenditures for investment properties	64,137	127,518
Rental properties - building improvements	6,730	2,664
Predevelopment	6,293	15,624
Infrastructure and other	12,340	40,036
Commercial property acquisitions (3)	94,248	23,449
Other property acquisitions	447	9,354
Tenant improvements	5,491	5,912
Capitalized interest and property tax	13,117	21,797

Capital expenditures for investment properties	202,803	246,354

Contribution to joint ventures	6,028	13,403

Total capital expenditures in investing activities	208,831	259,757

Total capital expenditures (4)	$271,812	$302,977

(1)	This category includes capital expenditures for properties we intend to build and sell.
(2)	This category includes capital expenditures for properties we intend to hold for our own account.
(3)	In January 2003, we acquired a 10% minority interest in a subsidiary for cash of $60.7 million. The acquisition was accounted for using the purchase method of accounting.
(4)	Total capital expenditures include capitalized general and administrative expenses of $9.0 million and $11.8 million for the nine months ended September 30, 2003 and 2002, respectively.

Capital expenditures for development properties—This item relates to the development of commercial, urban, and residential for-sale development properties. The increase is primarily because of the new construction that we started during the nine months ended September 30, 2003 in commercial and residential development for properties that we intend to build and sell.

Capital expenditures for investment properties—This item relates primarily to development of new properties held for lease. This development activity is summarized below (in square feet):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)		(In thousands)
Development
Wholly owned:
Under construction, beginning of period	3,517	3,288	3,100	6,504
Construction starts	—	985	2,577	1,567
Completed—retained in portfolio	(801)	(2,050)	(2,031)	(5,848)
Completed—design/build or sold	(4)	—	(934)	—

Subtotal under construction, end of period (1)	2,712	2,223	2,712	2,223

Joint Venture Projects:
Under construction, beginning of period	882	1,000	1,000	695
Construction starts	—	—	—	305
Completed	(187)	—	(305)	—

Subtotal under construction, end of period	695	1,000	695	1,000

Total under construction, end of period	3,407	3,223	3,407	3,223

(1)	Includes approximately 41,500 square feet of residential units, which we intend to sell; excludes approximately 280,000 square feet of commercial space on which construction was started but stopped during 2001.

Predevelopment—For the nine months ended September 30, 2003, predevelopment costs from our operating and investing activities relate to amounts incurred for our commercial, urban, and residential development projects, primarily the Mission Bay project in San Francisco, California; the Santa Fe Depot project in San Diego, California; the Rob Mueller Airport project in Austin, Texas; and various other projects under predevelopment stage. Predevelopment costs were higher during the nine months ended September 30, 2002 because of higher predevelopment activities in 2002 at our Mission Bay project in San Francisco, California.

Infrastructure and other—For the nine months ended September 30, 2003, infrastructure and other costs from our operating and investing activities primarily represent costs incurred in connection with our commercial, urban, and residential projects. Infrastructure costs relate primarily to the projects at Hercules, California; Fontana, California; Fremont, California; Westbluffs, California; San Diego, California; and Alameda, California. The decrease was attributable to more construction activities at our projects in Fontana, California; Fremont, California; and Hercules, California during the nine months ended September 30, 2002.

Property acquisitions in operating activities—For the nine months ended September 30, 2003, we did not acquire any properties. For the nine months ended September 30, 2002, we invested approximately $7.1 million for the acquisition of land capable of supporting an estimated 2,149 residential units and $0.7 million for acquisition of land to be sold.

Property acquisitions in investing activities—For the nine months ended September 30, 2003, we invested approximately $94.6 million in investment property acquisitions: $33.5 million for the acquisition of commercial land, which added 10.2 million square feet of potential development, $60.7 million primarily for the acquisition of a 10% minority interest in a consolidated subsidiary, and $0.4 million for the acquisition of furniture, fixtures, and equipment. For the nine months ended September 30, 2002, we invested approximately $32.8 million in investment property acquisitions: $16.5 million for the acquisition of two commercial buildings, which added approximately 488,000 square feet to our income producing portfolio, $7.0 million for the acquisition of commercial land, which added 2.4 million square feet of potential development, and $9.3 for the acquisition of furniture, fixtures, and equipment, primarily consisting of a corporate aircraft.

Cash flows from financing activities

Net cash (used for) provided by financing activities reflected in the statement of cash flows for the nine months ended September 30, 2003, and 2002, were ($12.3) million and $173.5 million, respectively. The decrease of $185.8 million in cash provided by financing activities in 2003 was attributed to the following: (1) a decrease of $231.1 million due to higher borrowings in 2002 to finance our building portfolio, and the sale of our interest in an unconsolidated joint venture in 2003 partially offset by (2) an increase of $45.3 million in proceeds from the issuance of common stock attributable to the exercise of stock options.

Reimbursable predevelopment and infrastructure costs

For the nine months ended September 30, 2003, approximately $45.3 million of total predevelopment and infrastructure costs incurred on the behalf of various districts are reimbursable, pursuant to various bonds issued and other third parties. For the nine months ended September 30, 2003, we received approximately $48.6 million in reimbursements, of which, $40.5 million was from bonds and $8.1 million was from various third parties. As of September 30, 2003, of the total $222.2 million of reimbursable costs incurred, approximately $133.4 million had been reimbursed, of which, approximately $120.3 million was from bonds and approximately $13.1 million was from third parties, and the remaining balance of $88.8 million was recorded as Other Assets in the accompanying Condensed Consolidated Balance Sheet.

REIT-related Distribution and Quarterly Dividends

As part of the REIT conversion and in order to be eligible to elect REIT status for federal income tax purposes (see The Company-Recent Developments section), our Board of Directors declared a special dividend on October 8, 2003, consisting of a one-time distribution of pre-REIT accumulated earnings and profits (“E&P”) of $3.83 per share of common stock, or approximately $350 million, payable on December 18, 2003, to stockholders of record at the close of business on November 4, 2003. The special E&P dividend is payable in the form of cash, shares of Catellus common stock, or a combination of both at the election of each stockholder with certain cash and ownership limitations, including a limitation of $100 million on the total cash portion of the distribution. That limitation was permitted by a favorable private letter ruling from the Internal Revenue Service, which we received in September 2003.

On October 8, 2003, our Board of Directors declared a regular cash dividend in an amount equal to $0.30 per existing share of our common stock payable on November 25, 2003, to stockholders of record at the close of business on November 4, 2003. As a result of our REIT conversion as of January 1, 2004, we anticipate that we will continue to pay a quarterly dividend of approximately $0.30 per existing share of our common stock. The actual amount of the dividends, however, will be as determined and declared by the Board of Directors and will depend on our financial condition, earnings, and other factors, many of which are beyond our control. In order to maintain our qualification as a REIT under the Internal Revenue Code, we will be required, as a REIT, to distribute at least 90% of our REIT taxable income for such year.

There is no assurance the proposed REIT conversion and related transactions, including the E&P distribution and the quarterly dividends, will be consummated or that the terms, the time or effects thereof will not differ materially from those described here.

Cash balances, available borrowings, and capital resources

As of September 30, 2003, we had total cash of $237.9 million, of which $43.9 million is restricted cash. In addition to the $237.9 million cash balance, we had $148.1 million in borrowing capacity under our revolving credit and commercial construction facilities, available upon satisfaction of certain conditions.

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

Debt covenants—Our new $200 million revolving credit agreement and one other $50 million credit agreement have corporate financial covenants including a minimum fixed charge coverage ratio of 1.30 to 1, a maximum leverage ratio of 0.65 to 1, a maximum secured indebtedness ratio of 0.50 to 1, and a minimum tangible net worth of $482.9 million, all terms as defined in those agreements. As of or for the period ending September 30, 2003 the actual results were 1.70 to 1, 0.56 to 1, 0.41 to 1, and $683 million, respectively. Total loans outstanding under the revolving credit facility are subject to a borrowing base consisting of various categories of assets. As of the end of the quarter we had unused availability of $142 million under the line. Two of our other credit agreements, totaling $65 million, contain corporate financial covenants including a minimum debt service coverage ratio of 1.60 to 1, a maximum leverage ratio of 60%, and a minimum tangible net worth of $482.9 million (subject to adjustment for stock buybacks), with different definitions than the first two agreements. As of or for the period ending September 30, 2003, the actual results, were 1.96 to 1; 50.2%; and $683.3 million, respectively. Our 50% guarantee of one of our joint venture’s construction loans of $165 million has the same debt service and tangible net worth covenants as the previous two agreements, but a different maximum leverage covenant definition. Under this definition our leverage ratio is 53% versus a covenant of 65% at a maximum. Our performance against these covenants is measured on a quarterly basis, with fixed charge and debt service coverage ratios being measured on a four-quarter trailing basis. In the event we were to breach any of these covenants and were unable to negotiate satisfactory waivers or amendments, our lenders in these credit facilities could declare amounts outstanding due and payable.

Bonds

Assessment District Bonds – These bonds were issued through local municipalities to fund the construction of public infrastructure and improvements, which benefit our properties. Debt service on these bonds is collateralized by tax revenues, properties, or by letters of credit (see Note 8 of the accompanying Condensed Consolidated Financial Statements). These bonds are recorded and presented as part of “Mortgage and other debt” in the accompanying Condensed Consolidated Balance Sheet at September 30, 2003 (see Note 5 of the accompanying Condensed Consolidated Financial Statements). Certain infrastructure costs incurred are reimbursable from these bonds. As of September 30, 2003, we have been essentially reimbursed of the infrastructure costs incurred thus far.

The following table presents summary of assessment district bonds that are included in the accompanying Condensed Consolidated Balance Sheet at September 30, 2003 (in thousands except percentages):

Development Projects	Amount	Interest Rate	Cost Incurred	Cost Reimbursed
Stapleton	$23,070	0.99%	$18,158	$18,137
Kaiser	12,567	5.83%	19,140	19,140
Westminster	8,619	1.55%	4,379	4,379
Rancho Cucamonga	6,441	6.14%	5,222	5,222

Subtotal	50,697		46,899	46,878

Operating properties
City of Industry	4,943	5.46%	—	—
Emeryville	4,787	7.18%	—	—
Various others	4,093	4.00-8.70%	—	—

Subtotal	13,823		—	—

Total	$64,520		$46,899	$46,878

Community Facility District Bonds –– These bonds were issued to finance public infrastructure improvements at Mission Bay in San Francisco and Pacific Commons in Fremont, California and were not required to be recorded in our accompanying Condensed Consolidated Balance Sheet. These bonds have a series of maturities up to thirty years. For the bonds issued at Mission Bay, we provided letters of credit totaling $40 million in support of the floating rate bonds. Upon completion of the infrastructure improvements at Mission Bay and Pacific Commons, for which $133.3 million and $30 million bonds were issued, respectively, the improvements will be transferred to the respective cities. Of the total cumulative reimbursable cost incurred, approximately $86.6 million has been reimbursed as of September 30, 2003, with $26.1 million received during the nine months ended September 30, 2003. The remaining balance of $88.8 million is presented in “Other Assets” in the accompanying Condensed Consolidated Balance Sheet at September 30, 2003. Of the $88.8 million, $4.1 million has been applied for reimbursements and $84.7 million will be applied for reimbursements when the facility components are completed, inspected, and approved by the respective cities.

At Mission Bay, the landowners must satisfy any shortfall in annual debt service obligations for the CFD bonds if incremental tax revenues generated by the projects are insufficient. At Pacific Commons, developed and designated developed property is taxed first, and any shortfall in annual debt service is paid by a tax on project vacant land.

The following table presents summary of community facility district bonds that are not included in the accompanying Condensed Consolidated Balance Sheet at September 30, 2003 (in thousands except percentages):

Projects	Amount Issued	Interest Rate	Cost Incurred	Cost Reimbursed		Balance at 9/30/03
Mission Bay	$133,330	1.05-6.28%	$139,487	$77,414	(1)	$62,073
Pacific Commons	30,000	6.20%	35,859	9,146		26,713

Total	$163,330		$175,346	$86,560		$88,786

(1)	Includes approximately $13.1 million of reimbursements received from various third parties.

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

The Internal Revenue Service (“IRS”) is currently auditing the 1999 income tax returns of Catellus, an affiliated partnership, and a mortgage REIT subsidiary of Catellus. In September of 2003, we received notice from the IRS that they will also audit the 2000 income tax return of the Company. The audits are in process and no audit adjustments have yet been proposed.

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

In 2001, we entered into a 99-year ground lease with one of our unconsolidated joint ventures, Third and King Investors, LLC, and we received and recognized $0.9 million in rental income from this ground lease for each of the three months ended September 30, 2003 and 2002 and $2.7 million for each of the nine months ended September 30, 2003 and 2002. At September 30, 2003, we had $1.3 million of deferred rent payments previously received, which will be recognized together with annual rents over the life of the lease. We have also agreed with the venture to fund, on a pro-rata basis, the balance of equity capital required and certain excess costs, if actual development costs exceed the approved development budget as set forth in the joint venture agreement. As of September 30, 2003, we had contributed $24.3 million of the $25 million to be funded from us, and we do not expect to fund any additional capital contribution beyond the $25 million.

We also provide development and management services and loan guarantees to several of our unconsolidated joint venture investments. Fees earned were $2.8 million and $6.1 million for the three and nine months ended September 30, 2003, respectively, of which $1.2 million and $4.0 million, respectively, were from Third and King Investors, LLC, with the remainder primarily from Traer Creek, LLC, Serrano Associates, LLC, Talega Village, LLC, and Bergstrom Business Partners, LP. Fees earned were $1.4 million and $2.5 million for the three and nine months ended September 30, 2002, respectively, of which $0.8 million and $1.5 million, respectively, were from Third and King Investors, LLC, with the remainder primarily from Traer Creek, LLC, Talega Village, LLC, and Serrano Associates, LLC. The increase in 2003 was primarily due to management service fees from Traer Creek and development fees from Third and King Investors, LLC. At September 30, 2003, we have deferred fees from Serrano Associates, LLC of $0.5 million that will be earned as completed projects are sold or the venture is sold or liquidated. In September 2003, we sold our investment interest in Traer Creek, LLC. A provision in the sale allows for a discount on the purchase price of $1 million depending on the buyers timing of payment on the note. Thus we have deferred a gain of $6.7 million, until such timing is known.

We have a $4.6 million note receivable from an unconsolidated joint venture, East Baybridge Partners, LP, for project costs plus accrued interest at 9.0%. This note is collateralized by property owned by the venture and matures in October 2028. We also have entered into various lease agreements with this unconsolidated joint venture. As lessee, we incurred rent expense of $34,000 in each of the three months ended September 30, 2003 and 2002 and $102,000 in each of the nine months ended September 30, 2003 and 2002; this lease will expire in November 2011. As lessor, we also entered into a ground lease, which will expire in August 2054, with this unconsolidated joint venture. We recognized rental income of $0.1 million in each of the three months ended September 30, 2003 and 2002 and $0.3 million in each of the nine months ended September 30, 2003 and 2002. As of September 30, 2003, we recorded a $2.1 million receivable associated with this lease. The venture’s current projection reflects approximately $0.5 million available funds, per year, from its operations to pay down our receivables.

Funds From Operations

In conjunction with the REIT conversion, we will provide Funds From Operations (“FFO”) as a supplemental measure of performance calculated in accordance with the definition adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, sales or write-down of certain assets, cumulative effect of changes in accounting principles, plus depreciation and amortization (excluding depreciation on personal property) and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities are calculated on the same basis. Our management generally believes that FFO, as defined by NAREIT, is a meaningful supplemental measure of operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. We generally consider FFO to be a useful measure for reviewing our comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. FFO does include gains on sales of land and build-to-suit development projects. In presenting our FFO prior to the REIT conversion, we also will include “hypothetical tax savings” that would have occurred had we been a REIT during the periods presented. We believe that presenting FFO as adjusted for hypothetical tax savings provides investors and analysts with a useful comparison of the hypothetical tax impacts of a REIT structure.

While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO or interpret the NAREIT definition differently and, accordingly, FFO as disclosed by other REITs may not be comparable to FFO as used by us. FFO is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Further, FFO is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows from operations as a measure of liquidity. We believe that FFO provides relevant information about our operations and is useful, along with net income, for an understanding of our operating activities.

The following table presents information including our FFO, as adjusted for hypothetical tax savings, reconciled to net income and FFO, as defined by NAREIT, for the three months and nine months ended September 30, 2003.

Reconciliation of Net Income to FFO

	For the three months ended September 30, 2003	For the nine months ended September 30, 2003
	(In thousands)
Net income	$20,949	$63,614
Depreciation	18,520	52,433
Loss (gain) on property sales	301	(7,152)

NAREIT defined funds from operations (FFO)	39,770	108,895
Additional adjustments
Hypothetical tax savings(a)	5,452	22,558

FFO as adjusted for hypothetical tax savings	$45,222	$131,453

(a)	Hypothetical tax savings represent the tax savings effect that would have been incurred as a result of converting to a REIT.

New accounting standard

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (FIN 46), which was amended in October 2003 by FASB Staff Position 46-6 “Effective Date of Interpretation—46 Consolidation of Variable Interest Entities.” FIN 46 requires that any entity meeting certain rules relating to a company’s equity investment risk and level of financial control be consolidated as a variable interest entity. The statement is applicable to all variable interest entities created or acquired after January 31, 2003, and the first interim period beginning after December 15, 2003, for variable interest entities in which we hold a variable interest that is acquired before February 1, 2003. We have and will adopt FIN 46 in the time frames as required by the statement. There is no significant effect on our financial position, results of operations or cash flows as a result of the initial adoption of this standard in regard to existing variable interest entities; however, future newly formed entities could meet these requirements and will be recorded as appropriate.

In May 2003, the FASB issued Statement of Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for the clarification and measurement of certain financial instruments with characteristics of both liabilities and equity. However, as of October 29, 2003, the provisions as related to mandatorily redeemable non-controlling interests in infinite lived entities have been deferred. The other provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There is no significant effect on our financial position, results of operations or cash flows as a result of this standard.

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

On March 3, 2003, the Company announced that its Board of Directors has authorized it to restructure its business operations in order to qualify as a REIT, effective January 1, 2004. The REIT conversion was subject to stockholder approval, which was obtained at the Company’s annual meeting of stockholders on September 26, 2003. The REIT conversion is subject to final confirmation by the Board of Directors that no events have occurred and no circumstances have arisen that would alter the Board’s earlier determination that such conversion is in the best interests of the Company and its stockholders.

The Company’s wholly owned subsidiary, Catellus SubCo, Inc., filed a Form S-4 registration statement, containing a proxy statement/prospectus, with the Securities and Exchange Commission on May 2, 2003, as amended by Amendment No. 1, Amendment No. 2, and Amendment No. 3, filed on June 17, 2003, July 28, 2003, and August 12, 2003, respectively. The proxy statement prospectus provides important information regarding the proposed REIT conversion. Please refer to the proxy/statement prospectus for detailed risk factors related to the REIT conversion, as well as other matters, including the timing of the REIT conversion and our ability to obtain the consents and satisfy the various other requirements for consummating the REIT conversion.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate risk as our financial instruments are not subject to foreign exchange rate risk or commodity price risk. We continuously and actively monitor and manage interest costs on our debt and may enter into interest rate-protection contracts based on changing market conditions. At September 30, 2003, we did not have any interest rate protection contracts outstanding.

As of September 30, 2003, approximately 76.1% of our debt bears interest at fixed rates and has a weighted average maturity of 6.9 years and a weighted average coupon rate of 6.73%. The interest rate risk for fixed rate debt does not have a significant impact on the Company until such debt matures and may need to be refinanced. The remainder of our debt bears interest at variable rates with a weighted average maturity of 3.1 years and a weighted average coupon rate of 2.88%. To the extent that we incur additional variable rate indebtedness, we increase our exposure to increases in interest rates. Since our $343.2 million of floating rate debt is largely offset by $237.9 million of cash and restricted cash balances, which are invested in floating rate money market investments, our exposure to short-term interest rate movements is modest. We believe that moderate increases in interest expense as a result of inflation will not materially affect our financial position, results of operations, or cash flow.

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) and have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2003. No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company owns approximately 47 acres located in the Westchester - Playa Del Rey area of Los Angeles, California adjacent to the Pacific Ocean and Ballona Wetlands (“West Bluffs”), which have an entitlement for the development of 114 single family homes but are subject to three legal actions. On October 6, 2000, a lawsuit (the “Coastal Act Lawsuit”) was filed by the Sierra Club et al. against the California Coastal Commission and the Company as a real party in interest in the San Francisco Superior Court challenging approvals issued by the California Coastal Commission for the development of the project. This suit was subsequently consolidated with an additional suit filed on February 9, 2001.

On December 13, 2000, the trial court denied petitioners’ request for a preliminary injunction in the Coastal Act Lawsuit. On January 11, 2001, petitioners appealed the trial court’s ruling, which resulted in the First District Court of Appeal (“First District”) enjoining any construction activity in the portion of the project within the coastal zone. This stay was dissolved on October 10, 2001, when the case was remanded to the trial court. On June 7, 2002, the trial court ruled in favor of the Company on the merits, denying the petitioners’ request for writ of mandate and for injunction. The petitioners subsequently filed a motion to stay construction in the coastal zone pending petitioners’ filing of an appeal of the trial court’s decision, which motion was granted on August 13, 2002. The petitioners then filed an appeal to the First District and sought and obtained a stay from that court pending resolution of the appeal. The appeal was fully briefed and a hearing was held on March 26, 2003. The First District issued its opinion affirming in full the San Francisco Superior Court finding in favor of the Company and dissolving the stay on April 11, 2003. Furthermore, on May 9, 2003, the First District denied the petitioners’ petition for rehearing. The petitioners filed a petition for review in the California Supreme Court on May 22, 2003. The Supreme Court granted review on July 23, 2003, but denied petitioner’s request for a stay to prevent development of the project site on August 18, 2003.

On March 26, 1999, the Coalition for Concerned Communities, Inc. et al. (the “Coalition”) filed a lawsuit (“CEQA Lawsuit”) against the Company and The City of Los Angeles in the Los Angeles Superior Court alleging land use and California Environmental Quality Act violations with respect to the West Bluffs project. On January 18, 2001, the Los Angeles Superior Court denied the Coalition’s petition and found in favor of the Company. On March 23, 2001, the Coalition filed a notice of appeal in the Second District Court of Appeal (“Second District”). On July 15, 2002, the Coalition filed a motion in the Second District to stop the development of the West Bluffs project until the final decision on the appeal, which motion was denied by the court on July 30, 2002. The Second District held a hearing on the merits on September 17, 2002 and submitted the matter. On March 17, 2003, the Second District vacated the submission and postponed rendering its decision. On May 19, 2003, the Coalition filed another motion in the Second District to stop the development of the West Bluffs project. On May 28, 2003, the Second District denied the Coalition’s motion. The Second District denied a subsequent stay request on August 19, 2003. On September 8, 2003, the Second District affirmed the trial’s court’s decision in favor of the Company. The Coalition filed a petition for review in the California Supreme Court on October 20, 2003.

On July 16, 2003, three residents who live near the West Bluffs site filed a lawsuit in the Los Angeles Superior Court against the Company based upon a public easement theory. On July 25, 2003, the plaintiffs moved for a temporary restraining order, which was denied by the court. On August 26, 2003, the Court denied a preliminary injunction to stay development of the project.

The litigation process delayed the previously planned start of infrastructure construction. However, because the First District has dissolved the stay in the Coastal Act Lawsuit that prevented construction activity, the Company has now commenced the process of preparing the West Bluffs site for infrastructure and home construction. Although the Company intends to proceed with the work needed to complete the West Bluffs project, there can be no assurance that further litigation proceedings with respect to the West Bluffs project will not result in additional delays. The Company is unable to predict the length of any such delay at this time. The Company does not believe that the litigation process will permanently prevent the Company from completing the West Bluffs project; however, there can be no assurance in that regard.

Also see NOTE 8, “Commitments and Contingencies”.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on September 26, 2003, the stockholders of the Company voted as indicated on the five proposals listed below. A broker non-vote on Proposal 1 had the effect of a vote cast against that proposal. Broker non-votes on Proposals 2, 3, 4 and 5 were not treated as votes cast and, therefore, had no effect on the approval of those proposals.

Proposal 1. Approve the Merger. To vote upon a proposal to approve and adopt the Agreement and Plan of Merger, dated July 31, 2003, among Catellus, Catellus SubCo, Inc., a recently formed, wholly owned subsidiary of Catellus, and Catellus Operating Limited Partnership, a subsidiary controlled by Catellus SubCo, Inc., which will implement the restructuring of Catellus to allow Catellus to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

For	Against	Abstain	Broker Non-Votes
67,548,570	4,464,961	46,634	5,367,082

Proposal 2. Elect Eleven Directors. All of the directors of Catellus are elected annually. All eleven nominees were elected as directors. There were not any broker non-votes on this proposal.

DIRECTOR	FOR	WITHHOLD
Joseph F. Alibrandi	74,903,200	2,524,046
Stephen F. Bollenbach	74,429,462	2,997,784
Daryl J. Carter	75,774,501	1,652,746
Richard D. Farman	74,913,003	2,514,243
Christine Garvey	76,241,366	1,185,881
William M. Kahane	74,448,515	2,978,731
Leslie D. Michelson	74,445,649	2,981,597
Deanna W. Oppenheimer	55,487,189	21,940,057
Nelson C. Rising	76,137,406	1,289,841
Thomas M. Steinberg	75,773,812	1,653,434
Cora M. Tellez	75,769,113	1,658,133

Proposal 3. Approve the Amendment to the 2000 Performance Award Plan.

For	Against	Abstain	Broker Non-Votes
64,762,564	7,141,861	155,739	5,367,083

Proposal 4. Approve the 2003 Performance Award Plan. There were not any broker non-votes on this proposal.

For	Against	Abstain
66,986,495	10,285,014	155,737

Proposal 5. Vote on the Stockholder Proposal to Redeem Catellus’ Stockholder Rights Plan.

For	Against	Abstain	Broker Non-Votes
54,361,587	17,417,515	277,063	5,371,082

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

See Exhibits Index.

(b)	Reports on Form 8-K

On August 6, 2003, the Company filed a current report on Form 8-K (the “August 6, 2003 Form 8-K”) to report that it had issued a press release announcing its earnings for the quarter ended June 30, 2003, and to provide a copy of the press release, as well as certain supplementary and other financial information.

On August 8, 2003, the Company filed a current report on Form 8-K in order to incorporate by reference, from the press release furnished in the August 6, 2003 Form 8-K, its second quarter 2003 financial results into the Registration Statement on Form S-4 of Catellus SubCo, Inc., which was filed with the SEC on May 2, 2003 and subsequently amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2003	CATELLUS DEVELOPMENT CORPORATION

By: /s/ C. WILLIAM HOSLER
C. William Hosler Senior Vice President Chief Financial Officer Principal Financial Officer

Date: November 12, 2003
By: /s/ PAUL A. LOCKIE
Paul A. Lockie Vice President and Controller Principal Accounting Officer

EXHIBIT INDEX

10.1	Fifth Amendment to Loan Agreement, dated as of September 2, 2003, entered into by and among Catellus Finance 1, L.L.C., a Delaware limited liability company, as Borrower; LaSalle Bank National Association, as trustee for the registered Holders of Prudential Mortgage Capital Company I, LLC, Commercial Mortgage Pass-Through Certificates, Series 1998-1, as Lender; certain certificate holders; and the Prudential Insurance Company of America, as servicer.

10.2	Credit Agreement, entered into as of September 15, 2003, among Catellus Development Corporation, a Delaware corporation (“Catellus”), Catellus Land and Development Corporation, a Delaware corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Fleet National Bank, as Syndication Agent, Bank One, N.A., as Documentation Agent, Wells Fargo Bank, National Association, as Managing Agent, and Union Bank of California, N.A., as Managing Agent.

10.3	First Amendment to Memorandum of Understanding regarding Employment between Catellus and Timothy J. Beaudin, effective as of July 31, 2003.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Catellus has omitted instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10 percent of the assets of Catellus and its subsidiaries on a consolidated basis. Catellus agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.